Form 10-Q
period 1996-03-31
EQUITY INNS INC
filed 1996-05-08
CIK 916530

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 1996           COMMISSION FILE NUMBER 34-0-23290


                              EQUITY INNS, INC.
- - --------------------------------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         TENNESSEE                                              62-1550848
- - -------------------------------                              -------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER)
INCORPORATION OR ORGANIZATION                                IDENTIFICATION NO.)



               4735 SPOTTSWOOD, SUITE 102, MEMPHIS, TN  38117
- - --------------------------------------------------------------------------------
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)    (ZIP CODE)


                               (901) 761-9651
- - --------------------------------------------------------------------------------
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                               NOT APPLICABLE
- - --------------------------------------------------------------------------------
           (FORMER NAME OR ADDRESS, IF CHANGED SINCE LAST REPORT)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (I) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                        X    YES                      NO
                    --------                   ------

     THE NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING ON MAY 6, 1996 WAS 23,062,046.


                                    1 OF 22

                              EQUITY INNS, INC.

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I. Financial Information

 Item 1.  Financial Statements

   EQUITY INNS, INC.

      Consolidated Balance Sheets - March 31, 1996 (unaudited)
       and December 31, 1995                                               3

      Consolidated Statements of Operations (unaudited) - For the
       three months ended March 31, 1996 and 1995                          4

      Consolidated Statements of Cash Flows (unaudited) - For the
       three months ended March 31, 1996 and 1995                          5

      Notes to consolidated financial statements                           6

   TRUST LEASING, INC. (formerly McNeill Hotel Co., Inc.)

      Balance Sheets - March 31, 1996 (unaudited) and December 31, 1995    9

      Statements of Operations (unaudited) - For the three months ended
       March 31, 1996 and 1995                                            10

      Statements of Cash Flows (unaudited) - For the three months ended
       March 31, 1996 and 1995                                            11

      Notes to financial statements                                       12

   EQUITY INNS, INC. AND TRUST LEASING, INC.

  Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations of Equity Inns, Inc. and Trust
        Leasing, Inc.                                                     14

PART II. Other Information

  Item 6. Exhibits and Reports on Form 8-K                                20

PART I.  Financial Information
 Item 1.  Financial Statements
                               EQUITY INNS, INC.
                          CONSOLIDATED BALANCE SHEETS
                          ___________________________

                                                       March 31,    December 31,
                                                         1996           1995
                                                     ------------  ------------
                                                      (Unaudited)
 ASSETS

 Investment in hotel properties, net                 $232,736,659  $218,428,938
 Cash and cash equivalents                                 22,543       132,630
 Due from Lessee                                        2,598,751     2,299,330
 Deferred expenses, net                                 4,260,627     4,189,436
 Prepaid and other assets                                 207,153        16,537
                                                     ------------  ------------

      Total assets                                   $239,825,733  $225,066,871
                                                     ============  ============

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Debt                                                $ 91,687,589  $ 74,938,763
 Accounts payable and accrued expenses                  2,911,296     2,515,449
 Distributions payable                                  4,365,257     4,046,952
 Minority interest in Partnership                       4,578,002     6,072,829
                                                     ------------  ------------

      Total liabilities                               103,542,144    87,573,993
                                                     ------------  ------------

 Commitments and contingencies

 Shareholders' equity:

 Common Stock, $.01 par value, 50,000,000 shares
  authorized, 15,084,202 and 14,907,231 shares
  issued and outstanding at March 31, 1996 and
  December 31, 1995, respectively                         150,842       149,072
 Preferred Stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding
 Additional paid-in capital                           145,268,728   143,576,024
 Unearned directors' compensation                         (85,344)      (93,103)
 Predecessor basis assumed                             (1,263,887)   (1,263,887)
 Distributions in excess of net earnings               (7,786,750)   (4,875,228)
                                                     ------------  ------------

      Total shareholders' equity                      136,283,589   137,492,878
                                                     ------------  ------------

 Total liabilities and shareholders' equity          $239,825,733  $225,066,871
                                                     ============  ============



                     The accompanying notes are an integral
                part of these consolidated financial statements.

                               EQUITY INNS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                            ______________________



                                               Three Months Ended
                                                     March 31,
                                             ----------------------
                                                1996        1995
                                             ----------  ----------
Revenue
 Percentage lease revenues                   $6,947,838  $4,502,598
 Other income                                    36,350      12,845
                                             ----------  ----------

     Total revenue                            6,984,188   4,515,443
                                             ----------  ----------

Expenses
 Real estate and personal property taxes        771,071     514,519
 Depreciation and amortization                2,708,243   1,506,613
 Interest                                     1,558,974   1,150,958
 General and administrative                     586,258     372,485
                                             ----------  ----------

     Total expenses                           5,624,546   3,544,575
                                             ----------  ----------

Income before minority interest               1,359,642     970,868

Minority interest                                47,587      75,055
                                             ----------  ----------

Net income applicable to common shareholders $1,312,055  $  895,813
                                             ==========  ==========

Net income per common share                  $      .09  $      .09
                                             ==========  ==========

Weighted average number of common shares
 outstanding                                 15,045,000   9,615,000
                                             ==========  ==========

                   The accompanying notes are an integral
              part of these consolidated financial statements.

                               EQUITY INNS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                    Three Months Ended
                                                                         March 31,
                                                                -------------------------
                                                                    1996         1995
                                                                ------------  -----------
Cash flows from operating activities:
 Net income                                                     $  1,312,055  $   895,813
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                   2,327,112    1,431,302
   Amortization of loan costs                                        373,374       67,553
   Amortization of unearned directors' compensation                    7,758        7,758
   Minority interest                                                  47,587       75,055
   Changes in assets and liabilities:
    Due from Lessee                                                 (299,421)     772,675
    Deferred expenses                                                (49,308)      70,592
    Prepaid and other assets                                        (190,616)      64,215
    Accounts payable and accrued expenses                            689,587     (322,691)
                                                                ------------  -----------

    Net cash flow provided by operating activities                 4,218,128    3,062,272
                                                                ------------  -----------

Cash flows from investing activities:
 Investment in hotel properties                                  (16,613,142)  (9,620,770)
 Cash paid for franchise applications                                (93,800)
                                                                ------------  -----------

     Net cash flow used by investing activities                  (16,706,942)  (9,620,770)
                                                                ------------  -----------

Cash flows from financing activities:
 Cash paid for offering expenses                                    (138,075)
 Distributions paid                                               (4,046,952)  (2,292,784)
 Borrowings under revolving credit facility                       19,300,000    9,259,392
 Payments on revolving credit facility                            (2,550,000)
 Cash paid for loan costs                                           (185,072)
 Payments on capital lease obligations                                (1,174)      (1,672)
                                                                ------------  -----------

      Net cash flow provided by financing activities              12,378,727    6,964,936
                                                                ------------  -----------

Net increase (decrease) in cash and cash equivalents                (110,087)     406,438

Cash and cash equivalents at beginning  of period                    132,630    1,086,384
                                                                ------------  -----------

Cash and cash equivalents at end of period                      $     22,543  $ 1,492,822
                                                                ============  ===========

Supplemental disclosure of cash flow information-interest paid  $  1,586,836  $ 1,059,419
                                                                ============  ===========


Supplemental disclosure of noncash investing and financing activities:

At March 31, 1996, $4,365,257 in distributions to shareholders and limited partners had been declared but not paid. The distributions were paid on April 26, 1996. At December 30, 1995, $4,046,952 in distributions to shareholders and limited partners had been declared but not paid.

On January 24, 1996, 151,971 limited partnership units with a book value of approximately $1.4 million were exchanged for shares of Common Stock by certain limited partners.

In January 1996, the Company issued 25,000 shares of Common Stock to its officers in lieu of cash to satisfy bonus compensation accrued at December 31, 1995. These shares at the date of issuance, were valued at $11.75 per share.

                     The accompanying notes are an integral
                part of these consolidated financial statements

                               EQUITY INNS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                              ____________________

1.  Organization and Basis of Presentation

    Equity Inns, Inc. (the "Company") was incorporated on November 24, 1993. The Company is a real estate investment trust ("REIT") for federal income tax purposes. On March 1, 1994, the Company completed an initial public offering (the "IPO") of 5,117,500 shares of common stock, $.01 par value (the "Common Stock") (including the underwriters' over-allotment option) and a private placement (the "Private Placement") of 72,500 shares. There were no operations from November 24, 1993 to February 28, 1994.

    Upon completion of the IPO, the Company contributed substantially all of the net proceeds of the IPO and the Private Placement to Equity Inns Partnership, L.P. (the "Partnership") in exchange for an approximately 86.5% sole general partnership interest in the Partnership. The Partnership used the proceeds to acquire eight Hampton Inn hotels (the "Initial Hotels") from various partnerships (the "Selling Partnerships") free of debt, to finance certain capital improvements to the Initial Hotels, including improvements required by franchisors, to pay franchise fees and for general working capital. Rather than receiving cash for their interest in the Selling Partnerships, upon the sale of the Initial Hotels, certain partners in the Selling Partnerships, including affiliates of the Company, elected to receive units of limited partnership interests ("Units") in the Partnership aggregating an approximately 13.5% equity interest in the Partnership.

    Effective January 3, 1995, the Company transferred its then 92.3% partnership interest in the Partnership to Equity Inns Trust (the "Trust"), a wholly-owned subsidiary of the Company, and the Trust became the sole general partner of the Partnership.

    Since the IPO and prior to April 16, 1996, the Company has completed two additional public offerings (the "Follow-On Offerings") for a total of 9,535,000 shares of Common Stock. The net proceeds of the Follow-On Offerings were contributed to the Partnership which used the proceeds to repay acquisition related borrowings against the Company's line of credit and to fund additional acquisitions. The Partnership has also issued limited partnership units to third parties in exchange for interests in hotel properties. At March 31, 1996, the Trust owned approximately 96.8% of the Partnership.

    As of March 31, 1996, the Partnership owned 39 hotel properties, with a total of 4,678 rooms in 22 states. Trust Leasing, Inc. (the "Lessee", which formerly operated as McNeill Hotel Co., Inc.) operates and leases hotels owned by the Partnership pursuant to separate percentage lease agreements (the "Percentage Leases") which provide for rent payments equal to the greater of (i) a fixed based rent or (ii) percentage rend based on the revenues of the hotels. The Lessee is wholly-owned by Phillip H. McNeill, Sr., Chairman of the Board and Chief Executive Officer of the Company.

                              EQUITY INNS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 (unaudited)
                             ____________________


1.  Organization and Basis of Presentation, continued

    These unaudited consolidated financial statements include the accounts of the Company, the Trust and its majority owned partnership, Equity Inns Partnership, L.P. (the "Partnership") and have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company's 1995 Annual Report on Form 10-K. The following notes to the consolidated financial statements highlight significant changes to the notes included in the Form 10-K and present interim disclosures required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

2.  Net Income Applicable to Common Shareholders

    Net income per common share has been computed by dividing net income applicable to common shareholders by the weighted average number of shares of Common Stock and equivalents outstanding.

3.  Distributions

    On February 22, 1996, the Company declared a $0.28 per share distribution on each share of Common Stock and each Unit outstanding on March 29, 1996. The distribution was paid on April 26, 1996.

4.  Shareholders' Equity

    On March 29, 1995, the Company filed a Registration Statement on Form S-3 with the SEC relating to the possible issuance by the Company of up to 806,745 shares of Common Stock upon redemption of 806,745 Units in the Partnership issued in conjunction with the Partnership's acquisition of the Initial Hotels as described in Note 1. In January 1996, 151,971 shares of Common Stock were issued upon redemption of Units. In addition, 25,000 shares of Common Stock were issued to fund officers' bonuses accrued at December 31, 1995. This activity increased the Company's equity interest in the Partnership (through the Trust) to approximately 96.8%

                              EQUITY INNS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 (unaudited)
                             ____________________



5.  Subsequent Events

    On April 16, 1996, the Company completed a public offering (the "Fourth Offering") of 7,000,000 shares of common stock and an additional 947,000 shares were issued on May 3, 1996 upon exercise of a portion of the underwriters' over-allotment option. The offering price was $11.50 per share resulting in gross proceeds of approximately $91,390,000 (including the over-allotment shares). Net of underwriters' discount and estimated offering expenses, the Company received approximately $86,000,000. In addition, Trust Leasing, Inc. purchased, in a private placement, 250,000 Units at $11.50 per unit on April 16, 1996, resulting in gross proceeds of $2,875,000 to the Partnership. The Company utilized the proceeds from the Fourth Offering and the Lessee Private Placement to repay approximately $86,500,000 of the Company's line of credit.

    Promus Hotels, Inc. ("Promus") has agreed to purchase up to $15 million of Common Stock over the next three years, including $4 million of Common Stock, which will be purchased at the offering price of $11.50 per share. This transaction is expected to be completed in May 1996, in conjunction with the Company's purchase of two hotel properties (a Hampton Inn in Detroit [Northville], Michigan and a Homewood Suites in Hartford [Windsor Locks], Connecticut) from Promus as previously announced.

    The Company, after completing its due diligence efforts, has terminated its contract to purchase the Hampton Inn in Nashville (Murfreesboro), Tennessee.

                             TRUST LEASING, INC.
                                BALANCE SHEET

                                                     March 31,   December 31,
                                                       1996          1995
                                                    -----------  ----------
                                                    (Unaudited)
    ASSETS

    Current Assets:
     Cash and cash equivalents                       $4,592,543  $4,176,309
     Accounts receivable:
        Trade                                         1,828,239   1,228,260
        Affiliates                                    1,852,036   1,779,223
     Inventories                                        180,826     168,315
     Prepaid expenses                                   363,471     517,658
                                                    -----------  ----------
        Total current assets                          8,817,115   7,869,765

    Furniture and equipment                              25,016      23,659
    Investment in Equity Inns, Inc.                     268,750     268,750
                                                    -----------  ----------

        Total assets                                 $9,110,881  $8,162,174
                                                    ===========  ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities:
     Accounts payable                                $1,534,975  $1,400,264
     Accrued expenses - affiliate                     2,597,310   2,279,577
     Accrued expenses - other                         2,622,259   2,202,441
                                                    -----------  ----------

        Total liabilities                             6,754,544   5,882,282
                                                    -----------  ----------

    Commitments and contingencies

    Shareholders' Equity:
     Common Stock, no par value, 1,000 shares
        authorized, issued and outstanding, $.10
        stated value                                        100         100
     Retained earnings                                2,356,237   2,279,792
                                                    -----------  ----------

        Total shareholders' equity                    2,356,337   2,279,892
                                                    -----------  ----------

        Total liabilities and shareholders' equity   $9,110,881  $8,162,174
                                                    ===========  ==========



                     The accompanying notes are an integral
                       part of these financial statements

                             TRUST LEASING, INC.
                           STATEMENTS OF OPERATIONS
                                 (unaudited)
                            ______________________





                                            Three Months Ended
                                                 March 31,
                                         ------------------------
                                            1996         1995
                                         -----------  -----------
    Revenue
     Room revenues                       $15,897,571  $10,194,345
     Other revenue                         1,199,752      889,502
                                         -----------  -----------

         Total revenue                    17,097,323   11,083,847
                                         -----------  -----------

    Expenses
     Hotel operating costs and expenses    4,393,140    2,872,578
     General and administrative            1,533,516    1,063,821
     Franchise costs                       1,257,218      798,345
     Advertising and promotion               530,941      333,058
     Utilities                             1,114,402      644,940
     Repairs and maintenance                 748,940      467,295
     Insurance expense                       244,883      187,031
     Consulting fees (Note 2)                250,000
     Percentage lease expense              6,947,838    4,502,598
                                         -----------  -----------

         Total expenses                   17,020,878   10,869,666
                                         -----------  -----------

         Net income                      $    76,445  $   214,181
                                         ===========  ===========







                     The accompanying notes are an integral
                      part of these financial statements.

                             TRUST LEASING, INC.
                           STATEMENTS OF CASH FLOWS
                                 (unaudited)
                           ________________________




                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                           1996        1995
                                                        ----------  ----------
  Cash flows from operating activities:
   Net income                                           $   76,445  $  214,181
   Adjustment to reconcile net income
       to net cash provided by (used in)
       operating activities:
          Depreciation                                         943
          Changes in assets and liabilities:
              Accounts and note receivable                (599,979)   (601,173)
              Inventories                                  (12,511)     (3,198)
              Prepaid expenses                             154,187      (6,430)
              Accounts payable                             134,711    (402,664)
              Accrued expenses                             737,551    (171,884)
                                                        ----------  ----------

   Net cash provided by (used in) operating activities     491,347    (971,168)
                                                        ----------  ----------

  Cash flows from investing activities:
   Advance to affiliates                                   (72,813)
   Investment in furniture and equipment                    (2,300)
                                                        ----------

       Net cash used in investing activities               (75,113)
                                                        ----------

  Net increase in cash and cash equivalents                416,234

  Cash and cash equivalents at beginning of period       4,176,309   2,411,501
                                                        ----------  ----------

  Cash and cash equivalents at end of period            $4,592,543  $1,440,333
                                                        ==========  ==========



                     The accompanying notes are an integral
                       part of these financial statements

                              TRUST LEASING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                              ____________________


1.  Organization

    Trust Leasing, Inc. ("the Lessee", which formerly operated as McNeill Hotel Co., Inc.) began operations on March 1, 1994 and is wholly owned by Mr. Phillip H. McNeill, Sr. The Lessee has elected status as a Subchapter S corporation under the Internal Revenue Code. The Lessee was formed to operate and lease hotels owned by Equity Inns Partnership, L.P. (the "Partnership") pursuant to separate percentage lease agreements (the "Percentage Leases). At March 31, 1996, approximately 96.8% of the Partnership was owned by Equity Inns, Inc. (through its wholly-owned subsidiary, Equity Inns Trust) in which Mr. McNeill is also Chairman of the Board and Chief Executive Officer. As of March 31, 1996, the Lessee leased thirty-nine hotels from the Partnership. Twenty-nine of the hotels are operated by the Lessee as Hampton Inn hotels under franchise agreements with Promus Hotels, Inc. Three of the hotels are operated by the Lessee as Residence Inn hotels under franchise agreements with Marriott Corporation. Three of the hotels are operated by the Lessee as Comfort Inn hotels under a franchise agreement with Choice Hotels International, Inc. Four of the hotels are operated by the Lessee as Holiday Inn hotels or Holiday Inn Express hotels under franchise agreements with Holiday Inn, Inc. Thirty-three of the hotels are limited service hotels, three of the hotels are full service hotels, and three of the hotels are extended stay hotels.

    Each hotel is separately leased by the Partnership to the Lessee under a Percentage Lease that provides for a non-cancelable term of ten years, subject to earlier termination upon certain events. The Percentage Leases require a base rental payment to be made to the Partnership on a monthly basis and additional quarterly payments to be made based upon percentages of room revenue and, to a lesser extent, food and beverage revenue at the hotels. The Lessee will not be considered in default for non-payment of the percentage rent for any calendar year as long as such payment is made within ninety days following the end of each calendar year.

    These unaudited financial statements have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Lessee included in Equity Inns, Inc.'s 1995 Annual Report on Form 10-K. The following notes to the financial statements highlight significant changes to the notes included in the Form 10-K and present interim disclosures required by the SEC. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

                             TRUST LEASING, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)
                             ____________________



2.  Consulting Agreement

    The Lessee entered into a consulting agreement with Trust Management, Inc. (an affiliated Company, wholly owned by Phillip H. McNeill, Sr., which formerly operated as McNeill Hospitality Corporation) to provide consulting and other technical services through December 31, 1996. The agreement provides for total fees of $1,000,000, payable $250,000 per quarter.

3.  Subsequent Event

    On April 16, 1996, Trust Leasing, Inc. purchased 250,000 Units of limited partnership interest of the Partnership in a private placement. The Units were purchased at $11.50 per Unit, resulting in a total cost of $2,875,000.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

                  EQUITY INNS, INC. AND TRUST LEASING, INC.

                                  BACKGROUND

The Company and the Lessee commenced operations on March 1, 1994 upon completion of the Company's initial public offering (the "IPO") and the simultaneous acquisition of eight Hampton Inn hotel properties with 995 rooms.

At the time of the IPO, the Company was the sole general partner of the Partnership. Effective January 3, 1995, the Company transferred its equity interest in the Partnership to Equity Inns Trust (the "Trust"), a wholly-owned subsidiary of the Company, and the Trust became the sole general partner of the Partnership. Since the IPO, the Company has actively implemented its acquisition strategy. The following chart summarizes information regarding the Company's hotels at March 31, 1996:

                                        Number of        Number of
            Franchise Affiliation    Hotel Properties  Rooms/Suites
            -----------------------  ----------------  ------------
            Limited Service Hotels:
               Hampton Inn                 29             3,522
               Comfort Inn                  3               362
               Holiday Inn Express          1               101
                                          ---             -----
                                           33             3,985

            Extended Stay Hotels:
               Residence Inn                3               296

            Full Service Hotels:
               Holiday Inn                  3               397
                                          ---             -----

                      Total                39             4,678
                                          ===             =====


At March 31, 1996, the Partnership owned thirty-nine hotels (the "Hotels") in 22 states and the Trust owned a 96.7% interest in the Partnership. The Lessee leases and operates the Hotels pursuant to the Percentage Leases which provide for rent payments based on the revenues of the Hotels. The Lessee is wholly owned by Phillip H. McNeill, Sr., Chairman of the Board and Chief Executive Officer of the Company.

In order for the Company to qualify as a REIT, neither the Company, the Trust nor the Partnership can operate hotels. Therefore, the Partnership leases the Hotels to the Lessee pursuant to the Percentage Leases. The Partnership's, and therefore the Company's, principal source of revenue is lease payments by the Lessee under the Percentage Leases. Percentage Rent is based primarily upon the Hotels' room revenue, and to a lesser extent, when applicable, food and beverage revenue. The Lessee's ability to make payments to the Partnership under the Percentage Leases is dependent on its ability to generate sufficient cash flow from the operations of the Hotels.

                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                   EQUITY INNS, INC. AND TRUST LEASING, INC.


                             RESULTS OF OPERATIONS

The following is a discussion of the results of operations of the Company and the Lessee for the three months ended March 31, 1996 and 1995.

THE COMPANY

For the three months ended March 31, 1996, the Company had total revenues of $6,984,188, consisting primarily of Percentage Lease revenue of $6,947,838. Interest expense of $1,558,974 was due to an average outstanding balance under the line of credit of approximately $82.5 million which was used for the acquisition of hotel properties. Net income for the period was $1,312,055 or $.09 per share. Funds From Operations (utilizing the new definition of funds from operations recommended by the National Association of Real Estate Investment Trusts ["NAREIT"]) were $3,665,063 or $.24 per share. The Company considers Funds From Operations to be a key measure of a REIT's performance and believes that Funds From Operations should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity.

For the three months ended March 31, 1995, the Company had total revenues of $4,515,443, consisting primarily of Percentage Lease revenue of $4,502,598. Interest expense of $1,150,958 was due to an average outstanding balance under the line of credit of approximately $53 million which was used for the acquisition of hotel properties. Net income for the period was $895,813 or $.09 per share. Funds from Operations (under NAREIT's new definition) were $2,376,607 or $.23 per share.

The increase in Percentage Lease revenue for the three months ended March 31, 1996 over the comparable period last year is the result of (i) the number of hotels increasing from 25 at March 31, 1995 to 39 at March 31, 1996 and (ii) to a lesser extent, increased Percentage Lease revenue for the Hotels owned throughout both periods. In addition, for the 39 hotels owned at March 31, 1996 (after adjustment made to six hotels where a substantial number of rooms temporarily were removed from service for refurbishments), on a pro forma basis, room revenue per available room ("REVPAR") was $38.89 for the three months ended March 31, 1996, compared to $37.85 for the comparable period in 1995, representing an increase of 2.6%. Real estate and personal property taxes and depreciation and amortization increased over the same period last year as a result of the increase in number of hotels. Interest expense increased in the 1996 period due to the increased utilization of the line of credit to fund acquisitions. General and administrative expenses increased primarily as a result of the increase in number of Hotels over the comparable period last year.

                   Management's Discussion and Analysis of
           Financial Condition and Results of Operations, Continued

                  EQUITY INNS, INC. AND TRUST LEASING, INC.

                       RESULTS OF OPERATIONS, Continued

The following is a reconciliation of net income before minority interest to Funds From Operations (under NAREIT's new definition):

                                                        Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                         1996        1995
                                                      ----------  ----------
    Income before minority interest                   $1,359,642  $  970,868
    Add:
       Depreciation of buildings, furniture
          and equipment                                2,305,421   1,405,739
                                                      ----------  ----------

    Funds From Operations                             $3,665,063  $2,376,607
                                                      ==========  ==========

    Weighted average number of outstanding shares of
       Common Stock and Units of the Partnership      15,589,377  10,421,475
                                                      ==========  ==========

    Funds From Operations per Share and Unit          $      .24  $      .23
                                                      ==========  ==========


THE LESSEE

For the three months ended March 31, 1996, the Lessee had total revenues of $17,097,323, consisting primarily of room revenue of $15,897,571. Hotel expenses, other than Percentage Lease expense and consulting fees, as a percentage of total revenue, were 57.5%. Percentage Lease expenses, as a percentage of total revenue, were 40.6%. Consulting fees in the amount of $250,000 were paid to Trust Management, Inc. during the three months ended March 31, 1996, resulting in net income of $76,445. Pro forma REVPAR for the 39 hotels leased by the Lessee at March 31, 1996 (after adjustment made to six hotels where a substantial number of rooms temporarily were removed from service for refurbishments) was $38.89 for the three months ended March 31, 1996. Occupancy and average daily rate ("ADR") for the three months ended March 31, 1996 were 64.3% and $60.48, respectively, for the same period.

For the three months ended March 31, 1995, the Lessee had total revenue of $11,083,847, consisting primarily of room revenue of $10,194,345. Hotel expenses, other than Percentage Lease expense, as a percentage of total revenue, were 57.4%. Percentage Lease expenses, as a percentage of total revenue, were 40.6%. Pro forma REVPAR for the 39 hotels was $37.85 for the three months ended March 31, 1995. Occupancy and ADR for the three months ended March 31, 1995 were 67.8% and $55.83, respectively.

The Lessee has elected Subchapter S status and as a result pays no federal income tax.

                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                   EQUITY INNS, INC. AND TRUST LEASING, INC.


                        LIQUIDITY AND CAPITAL RESOURCES


The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its share of the Partnership's cash flow.
The Partnership's principal source of revenue is rent payments from the Lessee pursuant to the Percentage Leases. The Lessee's obligations under the Percentage Leases are unsecured, and the Company's liquidity, including its ability to make distributions to shareholders, is dependent upon the Lessee's ability to make rent payments under the Percentage Leases by generating sufficient cash flow from the operations of the Hotels in excess of hotel operating expenses.

Cash and cash equivalents as of March 31, 1996 were $22,543, compared to $132,630 at December 31, 1995. The reduction in cash is due to the Company's desire to keep the line of credit balance at a minimum. Additionally, all of the March 31, 1996 receivable due from the Lessee was received in April 1996. Net cash provided by operating activities for the three months ended March 31, 1996 was $4,218,128.

In December 1995, the Company increased the principal amount of its Line of Credit from $69 million to $130 million. The increased facility bears interest at 1.75% over 90-day LIBOR (7.22% at March 31, 1996). Under the Company's charter, the Company may incur debt of up to 45% of its investment in hotel properties, at its cost. At March 31, 1996, prior to the receipt of the proceeds of the Fourth Offering, the Company had outstanding debt of approximately $92 million, leaving approximately $38 million in the unused portion of the Line of Credit.

The Line of Credit is secured by a first mortgage on all of the Partnership's hotels owned as of December 31, 1995, and will be secured by hotels acquired in the future using proceeds from the Line of Credit. Future liquidity will be derived from remaining borrowing capacity under the Line of Credit, cash balances and cash provided from operations.

On April 16, 1996, the Company completed the Fourth Offering of 7,000,000 shares of Common Stock and an additional 947,000 shares were issued on May 3, 1996 upon exercise of a portion of the underwriters' over-allotment option.
The offering price was $11.50 per share resulting in gross proceeds of $91,390,000. Net of underwriters' discount and estimated offering expenses, the Company received approximately $86,000,000 which was used to repay outstanding debt under the Line of Credit. After completion of the Fourth Offering, including the over-allotment, the Company will have the capacity to borrow up to approximately $190 million, assuming all additional borrowings are used to fund investments in hotel properties.

                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                   EQUITY INNS, INC. AND TRUST LEASING, INC.


                   LIQUIDITY AND CAPITAL RESOURCES, Continued


During the quarter ended March 31, 1996, the Company spent $1.8 million to fund capital improvements to its properties, including replacement of carpets, drapes, renovation of common areas and improvement of hotel exteriors. In addition, the Company has committed to fund approximately $4.8 million during the remainder of 1996 for capital improvements.

The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowings under the Line of Credit. Under the Line of Credit, the Partnership has agreed to fund a minimum of 4% of room revenues per quarter on a cumulative basis, for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the hotels. Management believes that these amounts will be sufficient to fund required expenditures for the term of the Percentage Leases with the capital improvements anticipated and recurring repairs and maintenance performed by the Lessee.

The Company elected to be taxed as a REIT, commencing with its taxable year ended December 31, 1994 and expects to continue to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a result, the Company is not subject to federal and state income taxes on net income.

REITs are subject to a number of organizational and operational requirements. For example, for federal income tax purposes, a REIT, and therefore the Company, is required to pay distributions of at least 95 percent of its taxable income to its shareholders. The Company intends to pay these distributions from operating cash flows. The Company also intends to retain as a reserve such amounts as it considers necessary for the acquisition, expansion and renovation of hotel properties consistent with continuing to distribute to its shareholders amounts sufficient to maintain the Company's qualification as a REIT.

During the three months ended March 31, 1996, the Partnership declared distributions in the aggregate of $4,365,257 to its partners, including the Trust, or $.28 per Unit, and the Company declared distributions in the aggregate of $4,223,577, or $.28 per share to its shareholders.

The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under its Line of Credit. The Company believes that its net cash provided by operations will be adequate to fund both operating requirements and payment of dividends by the Company in accordance with REIT requirements.

                   Management's Discussion and Analysis of
           Financial Condition and Results of Operations, Continued

                   EQUITY INNS, INC. AND TRUST LEASING, INC.

                   LIQUIDITY AND CAPITAL RESOURCES, Continued

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional equity securities of the Company, or, in connection with acquisitions of hotel properties, issuance of Units in the Partnership. Pursuant to the Partnership Agreement for the Partnership, holders of Units have the right to require the Partnership to redeem their Units. In January 1996, holders of Units tendered 151,971 Units for redemption. Pursuant to the Partnership Agreement, the Partnership has the option to redeem Units tendered for redemption on a one-for-one basis for shares of Common Stock or for an equivalent amount of cash. Alternatively, the Company may acquire directly Units tendered to the Partnership for redemption. The Company, through the Trust, acquired the 151,971 Units tendered in January 1996 in exchange for 151,971 shares of Common Stock increasing the Company's ownership of the Partnership, through the Trust, from approximately 95.8 percent to approximately 96.8 percent. The Company anticipates that it will acquire, through the Trust, any other Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock.

                                   INFLATION

Operators of hotels in general possess the ability to adjust room rates quickly. However, competitive pressures may limit the Lessee's ability to raise room rates in the face of inflation.

                                  SEASONALITY

The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates during the second and third quarters. This seasonality can be expected to cause fluctuations in the Partnership's quarterly revenue to the extent that it receives Percentage Rent.

         IMPLEMENTATION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which is effective for fiscal years that begin after December 15, 1995. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and is effective for transactions entered into in fiscal years that begin after December 15, 1995. While the Statement encourages adoption of the fair value based method, it also allows an entity to continue measuring compensation cost as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." However, such entities will be required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. Management believes that the adoption of SFAS No. 123 will not have a material effect on the financial statements of the Company.

                               EQUITY INNS, INC.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibit 27 - Financial Data Schedule (for SEC use only).

  (b) Reports on Form 8-K -- The following Current Reports on Form 8-K were filed during the period covered by this Quarterly Report on Form 10-Q.

      (i) Current Report on Form 8-K dated December 27, 1995 and filed on January 10, 1996, reporting the Partnership's acquisition of a 125-room Hampton Inn hotel in Garland, Texas and a 121-room Hampton Inn hotel in Austin, Texas (no financial statements available);

      (ii) Current Report on Form 8-K-A dated December 27, 1995 and filed on February 14, 1996, reporting the Partnership's acquisition of a 125-room Hampton Inn hotel in Garland, Texas and a 121-room Hampton Inn hotel in Austin, Texas (collectively referred to herein as the "MONY Hotels"), with the following financial statements:

               Combined Balance Sheets of the Audited Acquisition Hotels as of December 31, 1994 (audited) and September 30, 1995 (unaudited), and Combined Statements of Operations, Changes in Equity and Cash Flows of the Audited Acquisition Hotels for the year ended December 31, 1994 (audited) and the nine month periods ended September 30, 1995 and 1994 (unaudited).

               Historical Combined Statements of Gross Revenues and Direct Operating Expenses of the MONY Hotels for the year ended December 31, 1994 (audited) and the nine month periods ended September 30, 1995 and 1994 (unaudited);

               Equity Inns, Inc. Pro Forma Consolidated Statements of Operations for the year ended December 31, 1994 (unaudited) and the nine month period ended September 30, 1995 (unaudited) and Pro Forma Consolidated Balance Sheet as of September 30, 1995 (unaudited); and

               Trust Leasing, Inc. (Lessee) Pro Forma Statements of Operations for the year ended December 31, 1994 (unaudited) and the nine month period ended September 30, 1995 (unaudited).

                              EQUITY INNS, INC.

     (iii) Current Report on From 8-K dated March 14, 1996 and filed on March 20, 1996, reporting the signing of a memorandum of understanding between Equity Inns, Inc., Trust Leasing, Inc. and Promus Hotels, Inc.; and

      (iv) Current Report on Form 8-K dated March 21, 1996 and filed on
           March 22, 1996, reporting (a) the execution of an agreement by Trust Leasing, Inc. to purchase 250,000 units of limited partnership interest in Equity Inns Partnership, L.P. and (b) the proposed economic lease terms for four hotels to be acquired by Equity Inns Partnership, L.P.

No financial statements were required to be filed with the Current Reports on Form 8-K dated March 14, 1996 and March 21, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Equity Inns, Inc.



     May 6, 1996                By:  /s/Howard A. Silver
- - -------------------             ------------------------------------------------
         Date                   Howard A. Silver
                                Vice President of Finance, Secretary, Treasurer,
                                Chief Financial Officer (Principal Financial and
                                Accounting Officer)