Form 10-Q
period 1996-06-30
EQUITY INNS INC
filed 1996-08-12
CIK 916530

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 1996           COMMISSION FILE NUMBER 34-0-23290


                              EQUITY INNS, INC.
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          TENNESSEE                                         62-1550848
- -------------------------------                          -------------------
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER)
 INCORPORATION OR ORGANIZATION                           IDENTIFICATION NO.)



             4735 SPOTTSWOOD, SUITE 102, MEMPHIS, TN         38117
- --------------------------------------------------------------------------------
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)       (ZIP CODE)


                               (901) 761-9651
- --------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                               NOT APPLICABLE
- --------------------------------------------------------------------------------
             (FORMER NAME OR ADDRESS, IF CHANGED SINCE LAST REPORT)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (I) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                            X   YES          NO
                          -----        -----

     THE NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING ON AUGUST 9, 1996 WAS 23,409,872.


                                   1 OF 24

                              EQUITY INNS, INC.

                                    INDEX


                                                                         PAGE
PART I.   Financial Information                                          ----

 Item 1.  Financial Statements

   EQUITY INNS, INC.

     Consolidated Balance Sheets - June 30, 1996 (unaudited)
      and December 31, 1995                                                 3

     Consolidated Statements of Operations (unaudited) - For the
      three and six months ended June 30, 1996 and 1995                     4

     Consolidated Statements of Cash Flows (unaudited) - For the
      six months ended June 30, 1996 and 1995                               5

     Notes to consolidated financial statements                             6

   TRUST LEASING, INC. (formerly McNeill Hotel Co., Inc.)

     Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995       9

     Statements of Operations (unaudited) - For the three and six months
      ended June 30, 1996 and 1995                                         10

     Statements of Cash Flows (unaudited) - For the six months ended
      June 30, 1996 and 1995                                               11

     Notes to financial statements                                         12

   EQUITY INNS, INC. AND TRUST LEASING, INC.


 Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations of Equity Inns, Inc. and Trust
             Leasing, Inc.                                                 14

PART II.  Other Information

 Item 4.  Submission of Matters to a Vote of Security Holders              22

 Item 6.  Exhibits and Reports on Form 8-K                                 22

PART I.  Financial Information
Item 1.  Financial Statements


                               EQUITY INNS, INC.
                          CONSOLIDATED BALANCE SHEETS
                               _________________


                                                      June 30,     December 31,
                                                        1996           1995
                                                    ------------   ------------
                                                     (Unaudited)
ASSETS

Investment in hotel properties, net                 $263,602,097   $218,428,938
Cash and cash equivalents                                 27,023        132,630
Due from Lessee                                        5,015,720      2,299,330
Deferred expenses, net                                 3,803,422      4,189,436
Prepaid and other assets                                 492,374         16,537
                                                    ------------   ------------

     Total assets                                   $272,940,636   $225,066,871
                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                                $ 31,877,177   $ 74,938,763
Accounts payable and accrued expenses                  2,986,636      2,515,449
Distributions payable                                  6,757,807      4,046,952
Minority interest in Partnership                       6,939,570      6,072,829
                                                    ------------   ------------

     Total liabilities                                48,561,190     87,573,993
                                                    ------------   ------------

Commitments and contingencies

Shareholders' equity:

Common Stock, $.01 par value, 50,000,000 shares
 authorized, 23,409,872 and 14,907,231 shares
 issued and outstanding at June 30, 1996 and
 December 31, 1995, respectively                         234,098        149,072
Preferred Stock, $.01 par value, 10,000,000 shares
 authorized, no shares issued and outstanding
Additional paid-in capital                           235,208,430    143,576,024
Unearned directors' compensation                         (77,586)       (93,103)
Predecessor basis assumed                             (1,263,887)    (1,263,887)
Distributions in excess of net earnings               (9,721,609)    (4,875,228)
                                                    ------------   ------------

     Total shareholders' equity                      224,379,446    137,492,878
                                                    ------------   ------------

Total liabilities and shareholders' equity          $272,940,636   $225,066,871
                                                    ============   ============


                   The accompanying notes are an integral
                part of these consolidated financial statements.

                               EQUITY INNS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                             ______________________


                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                             1996        1995         1996         1995
                                          -----------  ----------  -----------  -----------
Revenues
 Percentage lease revenue                 $ 9,609,142  $5,905,426  $16,556,980  $10,408,024
 Interest income                               42,737       3,039       79,087       15,884
                                          -----------  ----------  -----------  -----------

  Total revenues                            9,651,879   5,908,465   16,636,067   10,423,908
                                          -----------  ----------  -----------  -----------

Expenses
 Real estate and personal property taxes      822,346     537,948    1,593,417    1,052,467
 Depreciation and amortization              2,992,233   1,653,807    5,700,476    3,160,420
 Interest                                     536,562   1,173,172    2,095,536    2,324,130
 General and administrative                   535,978     278,028    1,122,236      650,513
                                          -----------  ----------  -----------  -----------

  Total expenses                            4,887,119   3,642,955   10,511,665    7,187,530
                                          -----------  ----------  -----------  -----------

Income before minority interest             4,764,760   2,265,510    6,124,402    3,236,378

Minority interest                             144,855     142,107      192,442      217,162
                                          -----------  ----------  -----------  -----------

Net income applicable to
 common shareholders                      $ 4,619,905  $2,123,403  $ 5,931,960  $ 3,019,216
                                          ===========  ==========  ===========  ===========

Net income per common share               $       .21  $      .22  $       .32  $       .31
                                          ===========  ==========  ===========  ===========

Weighted average number of
 common shares outstanding                 21,688,000   9,774,000   18,366,000    9,695,000
                                          ===========  ==========  ===========  ===========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                               EQUITY INNS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                    Six Months Ended
                                                                        June 30,
                                                                -------------------------
                                                                    1996         1995
                                                                -----------   -----------
Cash flows from operating activities:
 Net income                                                     $ 5,931,960   $ 3,019,216
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                  4,895,086     2,992,086
   Amortization of loan costs                                       789,873       152,817
   Amortization of unearned directors' compensation                  15,517        15,517
   Minority interest                                                192,442       217,162
   Changes in assets and liabilities:
    Due from Lessee                                              (2,716,390)     (983,751)
    Deferred expenses                                               (20,546)     (513,511)
    Prepaid and other assets                                       (475,837)       79,229
    Accounts payable and accrued expenses                           764,927       381,343
                                                                -----------   -----------

    Net cash flow provided by operating activities                9,377,032     5,360,108
                                                                -----------   -----------

Cash flows from investing activities:
 Investment in hotel properties                                 (49,991,151)  (15,740,485)
 Cash paid for franchise applications                              (382,850)
                                                                -----------   ------------

    Net cash flow used by investing activities                  (50,374,001)  (15,740,485)
                                                                -----------   -----------

Cash flows from financing activities:
 Proceeds of public offerings                                    85,737,548
 Proceeds of issuance of Common Stock                             4,000,000
 Proceeds of private placement of Partnership Units               2,875,000
 Distributions paid                                              (8,412,209)   (4,794,001)
 Borrowings under revolving credit facility                      49,350,000    14,119,392
 Payments on revolving credit facility                          (92,409,220)
 Cash paid for loan costs                                          (247,391)
 Payments on capital lease obligations                               (2,366)       (3,367)
                                                                -----------   -----------

    Net cash flow provided by financing activities               40,891,362     9,322,024
                                                                -----------   -----------

Net increase (decrease) in cash and cash equivalents               (105,607)   (1,058,353)

Cash and cash equivalents at beginning of period                    132,630     1,086,384
                                                                -----------   -----------

Cash and cash equivalents at end of period                      $    27,023   $    28,031
                                                                ===========   ===========

Supplemental disclosure of cash flow information-interest paid  $ 2,578,934   $ 2,225,286
                                                                ===========   ===========

Supplemental disclosure of noncash investing and financing activities:

At June 30, 1996, $6,757,807 in distributions to shareholders and limited partners had been declared but not paid. The distributions were paid on July 26, 1996. At December 30, 1995, $4,046,952 in distributions to shareholders and limited partners had been declared but not paid. The distributions were paid on January 29, 1996.

On January 24, 1996, 151,971 limited partnership units were exchanged for shares of Common Stock by certain limited partners. Additionally, on April 19, 1996, 30,844 limited partnership units were exchanged for shares of Common Stock by certain limited partners.

In January 1996, the Company issued 25,000 shares of Common Stock to its officers in lieu of cash to satisfy bonus compensation accrued at December 31, 1995. These shares, at the date of issuance, were valued at $11.75 per share.

Offering expenses of $169,833, which were paid in 1995 and included in deferred offering expenses at December 31, 1995, have been deducted from the proceeds of the Fourth Offering which occurred in April 1996. Accordingly, these amounts have been reclassified to additional paid-in capital.

In 1996, approximately $151,000 of the net proceeds of the Company's public offering was allocated to minority interest. The remainder of the net proceeds increased common stock and additional paid-in capital.

                     The accompanying notes are an integral
                part of these consolidated financial statements

                               EQUITY INNS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                              ____________________

1.  Organization and Basis of Presentation

    Equity Inns, Inc. (the "Company") was incorporated on November 24, 1993. The Company is a real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at June 30, 1996 owned an approximate 97.0% interest in the Partnership. The Company was formed to acquire equity interests in hotel properties and at June 30, 1996 owned, through the Partnership, 43 hotel properties with a total of 5,175 rooms in 23 states.

    On April 16, 1996, the Company completed a public offering (the "Fourth Offering") of 7,000,000 shares of common stock and an additional 947,000 shares were issued on May 3, 1996 upon exercise of a portion of the underwriters' over-allotment option. The offering price was $11.50 per share resulting in gross proceeds of approximately $91,390,000 (including the over-allotment shares). Net of underwriters' discount and offering expenses, the Company received approximately $86,000,000. In addition, Trust Leasing, Inc. purchased, in a private placement, 250,000 Units of limited partnership interest in the Partnership ("Units") at $11.50 per unit on April 16, 1996, resulting in gross proceeds of $2,875,000 to the Partnership. On May 31, 1996, Promus Hotels, Inc. ("Promus") purchased 347,826 shares at the offering price of $11.50, in conjunction with the Partnership's purchase of two hotel properties, which resulted in gross proceeds of $4,000,000 to the Partnership. Promus has agreed to purchase up to an additional $11 million of common stock over the next three years as the Company develops or converts hotels to Promus brand hotels.

    Trust Leasing, Inc. (the "Lessee", which formerly operated as McNeill Hotel Co., Inc.) leases hotels owned by the Partnership pursuant to separate percentage lease agreements (the "Percentage Leases") which provide for rent payments equal to the greater of (i) a fixed based rent or (ii) percentage rent based on the revenues of the hotels. The Lessee is wholly owned by Phillip H. McNeill, Sr., Chairman of the Board and Chief Executive Officer of the Company.

    These unaudited consolidated financial statements include the accounts of the Company, the Trust and the Partnership and have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company's 1995 Annual Report on Form 10-K. The following notes to the consolidated financial statements highlight significant changes to the notes included in the Form 10-K and present interim disclosures required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

                               EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (unaudited)
                              ____________________


2.  Net Income Applicable to Common Shareholders

    Net income per common share has been computed by dividing net income applicable to common shareholders by the weighted average number of shares of Common Stock and equivalents outstanding.

3.  Distributions

    On June 6, 1996, the Company declared a $0.28 per share distribution on each share of Common Stock and each Unit outstanding on June 28, 1996. The distribution was paid on July 26, 1996.

4.  Shareholders' Equity

    On March 29, 1995, the Company filed a Registration Statement on Form S-3 with the SEC relating to the possible issuance by the Company of up to 806,745 shares of Common Stock upon redemption of 806,745 Units in the Partnership. On January 24, 1996, and on April 19, 1996, 151,971 shares and 30,844 shares, respectively, were issued upon redemption of Units. In addition, 25,000 shares of Common Stock were issued to fund officers' bonuses accrued at December 31, 1995.

5.  Subsequent Events

    Subsequent to June 30, 1996, the Partnership acquired the following properties:


                                                                 Purchase
          Closing Date                Hotel                        Price
          -------------   -----------------------------------   -----------

          July 16, 1996   Hampton Inn--Scottsdale, Arizona      $ 9,485,000
          July 22, 1996   Hampton Inn--Chattanooga, Tennessee     9,000,000
                                                                -----------
                                                                $18,485,000
                                                                ===========

                              EQUITY INNS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (unaudited)
                              ____________________



6.  Pro Forma Information (Unaudited)

    Due to the impact of the acquisitions in 1996, historical results of operations may not be indicative of future results of operations and earnings per share. The following unaudited pro forma condensed consolidated statements of operations for the six months ended June 30, 1996 and 1995, are presented as if the acquisition of all 43 hotels owned at June 30, 1996, the acquisition of the hotels discussed in Note 5, the consummation of the IPO and the three Follow-On Offerings had occurred on January 1, 1995, and the hotels had been leased to the Lessee pursuant to the percentage leases. The pro forma condensed consolidated statement of operations does not purport to present what actual results of operations would have been if the acquisition of the hotels had occurred on such date or to project results for any future period.

                                                       Six Months Ended
                                                           June 30,
                                                   ------------------------
                                                      1996         1995
                                                   -----------  -----------
    Percentage lease revenues                      $19,089,129  $17,979,490
    Expenses:
       Real estate and personal property taxes       1,885,160    1,600,405
       Depreciation and amortization                 6,737,936    6,737,936
       Interest                                      1,808,249    1,998,829
       General and administrative                    1,007,039      981,115
                                                   -----------  -----------

          Total expenses                            11,438,384   11,318,285
                                                   -----------  -----------

    Income before minority interest                  7,650,745    6,661,205
    Minority interest                                  229,522      199,831
                                                   -----------  -----------

    Net income applicable to common shareholders   $ 7,421,223  $ 6,461,374
                                                   ===========  ===========

    Net income per share                           $       .32  $       .28
                                                   ===========  ===========
    Weighted average number of common shares
       outstanding                                  23,410,000   23,410,000
                                                   ===========  ===========

                             TRUST LEASING, INC.
                                BALANCE SHEET


                                                     June 30,   December 31,
                                                       1996        1995
                                                    ----------  -----------
                                                    (Unaudited)
    ASSETS

    Current Assets:
     Cash and cash equivalents                      $ 7,359,314  $4,176,309
     Accounts receivable:
        Trade                                         2,750,663   1,228,260
        Affiliates                                    2,091,667   1,779,223
     Inventories                                        224,981     168,315
     Prepaid expenses                                   454,072     517,658
                                                    -----------  ----------
        Total current assets                         12,880,697   7,869,765

    Furniture and equipment                              24,045      23,659
    Investment in Equity Inns, Inc. and
     Equity Inns Partnership, L.P.                    3,143,750     268,750
    Other marketable securities                          34,000
                                                    -----------  ----------

        Total assets                                $16,082,492  $8,162,174
                                                    ===========  ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities:
     Accounts payable                               $ 1,101,104  $1,400,264
     Accrued expenses - affiliate                     5,037,666   2,279,577
     Accrued expenses - other                         3,359,116   2,202,441
                                                    -----------  ----------

        Total liabilities                             9,497,886   5,882,282
                                                    -----------  ----------

    Commitments and contingencies

    Shareholders' Equity:
     Common Stock, no par value, 1,000 shares
        authorized, issued and outstanding, $.10
        stated value                                        100         100
     Additional paid-in capital                       2,875,000
     Retained earnings                                3,709,506   2,279,792
                                                    -----------  ----------

        Total shareholders' equity                    6,584,606   2,279,892
                                                    -----------  ----------

        Total liabilities and shareholders' equity  $16,082,492  $8,162,174
                                                    ===========  ==========



                     The accompanying notes are an integral
                      part of these financial statements

                             TRUST LEASING, INC.
                           STATEMENTS OF OPERATIONS
                                  (unaudited)
                             ______________________


                               Three Months Ended         Six Months Ended
                                    June 30,                  June 30,
                                 1996        1995         1996          1995
                             -----------  -----------  -----------  -----------
Revenue
 Room revenues               $20,747,895  $12,792,451  $36,645,466  $22,986,796
 Other revenue                 1,567,043      938,231    2,766,795    1,827,733
                             -----------  -----------  -----------  -----------

     Total revenue            22,314,938   13,730,682   39,412,261   24,814,529
                             -----------  -----------  -----------  -----------

Expenses
 Hotel operating costs and
    expenses                   5,226,268    3,285,416    9,619,408    6,157,994
 General and administrative    1,556,738    1,086,071    3,090,254    2,149,892
 Franchise costs               1,631,524    1,004,985    2,888,742    1,803,330
 Advertising and promotion       630,692      354,326    1,161,633      687,384
 Utilities                       986,097      563,810    2,100,499    1,208,750
 Repairs and maintenance         864,212      524,207    1,613,152      991,502
 Insurance expense               206,996      129,608      451,879      316,639
 Consulting fees                 250,000                   500,000
 Percentage lease expense      9,609,142    5,905,426   16,556,980   10,408,024
                             -----------  -----------  -----------  -----------

     Total expenses           20,961,669   12,853,849   37,982,547   23,723,515
                             -----------  -----------  -----------  -----------

     Net income              $ 1,353,269  $   876,833  $ 1,429,714  $ 1,091,014
                             ===========  ===========  ===========  ===========















                     The accompanying notes are an integral
                      part of these financial statements.

                             TRUST LEASING, INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             ______________________


                                                          Six Months Ended
                                                              June 30,
                                                     -------------------------
                                                        1996          1995
                                                     -----------   -----------
Cash flows from operating activities:
 Net income                                          $ 1,429,714   $ 1,091,014
 Adjustment to reconcile net income
     to net cash provided by (used in)
     operating activities:
         Depreciation                                      1,914
         Changes in assets and liabilities:
             Accounts and note receivable             (1,522,403)   (1,016,973)
             Inventories                                 (56,666)       (3,667)
             Prepaid expenses                             63,586        96,263
             Accounts payable                           (299,160)     (155,013)
             Accrued expenses                          3,914,764     1,568,306
                                                     -----------   -----------

 Net cash provided by operating activities             3,531,749     1,579,930
                                                     -----------   -----------

Cash flows from investing activities:
 Purchase of Units in Equity Inns Partnership, L.P.   (2,875,000)
 Purchase of marketable securities                       (34,000)
 Advance to affiliates                                  (312,444)
 Purchase of furniture and equipment                      (2,300)
                                                     -----------

     Net cash used in investing activities            (3,223,744)
                                                     -----------

Cash flows from financing activities:
 Contribution of capital                               2,875,000
                                                     -----------   -----------

Net increase in cash and cash equivalents              3,183,005     1,579,930

Cash and cash equivalents at beginning of period       4,176,309     2,411,501
                                                     -----------   -----------

Cash and cash equivalents at end of period           $ 7,359,314   $ 3,991,431
                                                     ===========   ===========







                     The accompanying notes are an integral
                       part of these financial statements

                              TRUST LEASING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                              ____________________


1.  Organization

    Trust Leasing, Inc. ("the Lessee", which formerly operated as McNeill Hotel Co., Inc.) began operations on March 1, 1994 and is wholly owned by Phillip
    H. McNeill, Sr. The Lessee has elected status as a Subchapter S corporation under the Internal Revenue Code. The Lessee was formed to operate and lease hotels owned by Equity Inns Partnership, L.P. (the "Partnership") pursuant to separate percentage lease agreements (the "Percentage Leases"). At June 30, 1996, approximately 97.0% of the Partnership was owned by Equity Inns, Inc. (through its wholly-owned subsidiary, Equity Inns Trust) in which Mr. McNeill is also Chairman of the Board and Chief Executive Officer. As of June 30, 1996, the Lessee leased forty-three hotels from the Partnership. Thirty-one of the hotels are operated by the Lessee as Hampton Inn hotels or Homewood Suites hotels under franchise agreements with Promus Hotels, Inc. Four of the hotels are operated by the Lessee as Residence Inn hotels under franchise agreements with Marriott Corporation. Three of the hotels are operated by the Lessee as Comfort Inn hotels under a franchise agreement with Choice Hotels International, Inc. Five of the hotels are operated by the Lessee as Holiday Inn hotels or Holiday Inn Express hotels under franchise agreements with Holiday Inn, Inc. Thirty-four of the hotels are limited service hotels, four of the hotels are full service hotels, and five of the hotels are extended stay hotels.

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

                             TRUST LEASING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                             ____________________



2.  Consulting Agreement

    The Lessee has a consulting agreement with Trust Management, Inc. (an affiliated company, wholly owned by Phillip H. McNeill, Sr., which formerly operated as McNeill Hospitality Corporation) to provide consulting and other technical services through December 31, 1996. The agreement provides for annual fees of $1,000,000, payable $250,000 per quarter.

3.  Investment in Equity Inns, Inc. and Equity Inns Partnership, L.P.

    On April 16, 1996, the Lessee purchased 250,000 units of limited partnership interest ("Units") of the Partnership in a private placement. The Units were purchased at $11.50 per Unit, resulting in a total cost of $2,875,000.

    In addition, the Lessee owns 25,000 shares of the Common Stock of Equity Inns, Inc. Both the Units and Common Stock are pledged as collateral for personal indebtedness of Phillip H. McNeill, Sr.

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

At the time of the IPO, the Company was the sole general partner of the Partnership. Effective January 3 , 1995, the Company transferred its equity interest in the Partnership to Equity Inns Trust (the "Trust"), a wholly-owned subsidiary of the Company, and the Trust became the sole general partner of the Partnership. Since the IPO, the Company has actively implemented its acquisition strategy. The following chart summarizes information regarding the Company's hotels at June 30, 1996:

                                        Number of       Number of
            Franchise Affiliation    Hotel Properties  Rooms/Suites
            ---------------------    ----------------  ------------
            Limited Service Hotels:
               Hampton Inn                  30            3,647
               Comfort Inn                   3              362
               Holiday Inn Express           1              101
                                            --            -----
                                            34            4,110
            Extended Stay Hotels:
               Residence Inn                 4              376
               Homewood Suites               1              132
                                            --            -----
                                             5              508
            Full Service Hotels:
               Holiday Inn                   4              557
                                            --            -----

                      Total                 43            5,175
                                            ==            =====


At June 30, 1996, the Partnership owned forty-three hotels (the "Hotels") in 23 states and the Trust owned an approximate 97.0% interest in the Partnership. The Lessee leases and operates the Hotels pursuant to the Percentage Leases which provide for rent payments based, in part, on the revenues of the Hotels. The Lessee is wholly owned by Phillip H. McNeill, Sr., Chairman of the Board and Chief Executive Officer of the Company.

In order for the Company to qualify as a REIT, neither the Company (by itself or through the Trust), nor the Partnership can operate hotels. Therefore, the Partnership leases the Hotels to the Lessee pursuant to the Percentage Leases. The Partnership's, and therefore the Company's, principal source of revenue is lease payments by the Lessee under the Percentage Leases. Percentage Rent is based primarily upon the Hotels' room revenue, and to a lesser extent, when applicable, food and beverage revenue. The Lessee's ability to make payments to the Partnership under the Percentage Leases is dependent on its ability to generate sufficient cash flow from the operations of the Hotels.

                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                   EQUITY INNS, INC. AND TRUST LEASING, INC.

                             RESULTS OF OPERATIONS

The following is a discussion of the results of operations of the Company and the Lessee for the three month periods ended June 30, 1996 and 1995.

THE COMPANY

Comparison of the Three Months Ended June 30, 1996 to the Three Months Ended June 30, 1995

For the three months ended June 30, 1996, the Company had total revenues of $9,651,879, consisting primarily of Percentage Lease revenue of $9,609,142. Interest expense of $536,562 was incurred on borrowings used for the acquisition of hotel properties, with an average outstanding balance under the line of credit of approximately $29.7 million, at an average interest rate of 7.2%. Net income for the period was $4,619,905 or $.21 per share. Funds From Operations (utilizing the new definition of Funds From Operations recommended by the National Association of Real Estate Investment Trusts ["NAREIT"]) were $7,277,331 or $.33 per share. The Company considers Funds From Operations to be a key measure of a REIT's performance and believes that Funds From Operations should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity.

For the three months ended June 30, 1995, the Company had total revenues of $5,908,465, consisting primarily of Percentage Lease revenue of $5,905,426. Interest expense of $1,173,172 was incurred on borrowings used for the acquisition of hotel properties, with an average outstanding balance under the line of credit of approximately $55 million, at an average interest rate of 8.3%. Net income for the period was $2,123,403 or $.22 per share. Funds From Operations (under NAREIT's new definition) were $3,800,750 or $.36 per share. This decrease in Funds From Operations over the same period last year is primarily the result of a follow-on stock offerings in July 1995 and April 1996 that more than doubled the Company's weighted average number of shares outstanding.

The increase in Percentage Lease revenue for the three months ended June 30, 1996 over the comparable period last year is the result of (i) the number of hotels owned and leased increased from 27 at June 30, 1995 to 43 at June 30, 1996 and (ii) to a lesser extent, increased Percentage Lease revenue for the Hotels owned throughout both periods. In addition, for the 43 hotels owned at June 30, 1996 (after adjustment made to five hotels where a substantial number of rooms temporarily were removed from service for refurbishments), on a pro forma basis, room revenue per available room ("REVPAR") was $48.79 for the three months ended June 30, 1996, compared to $46.51 for the comparable period in 1995, representing an increase of 4.9%. Real estate and personal property taxes and depreciation and amortization increased over the same period last year as a result of the increase in number of hotels. Interest expense decreased in the 1996 period due to the reduction in the average balance in the line of credit, after applying the proceeds from the fourth offering received during the second quarter, 1996. General and administrative expenses increased primarily as a result of the increase in number of hotels over the comparable period last year.

                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                   EQUITY INNS, INC. AND TRUST LEASING, INC.

                        RESULTS OF OPERATIONS, Continued


Comparison of the Six Months Ended June 30, 1996 to the Six Months Ended June 30, 1995

For the six months ended June 30, 1996, the Company had total revenues of $16,636,067, consisting primarily of Percentage Lease revenue of $16,556,980. Interest expense of $2,095,536 was incurred on borrowings used for the acquisition of hotel properties, with an average outstanding balance under the line of credit of approximately $56 million, at an average interest rate of 7.3%. Net income for the period was $5,931,960 or $.32 per share. Funds From Operations (utilizing the new definition of Funds From Operations recommended by NAREIT) were $10,942,394 or $.58 per share.

For the six months ended June 30, 1995, the Company had total revenues of $10,423,908, consisting primarily of Percentage Lease revenue of $10,408,024. Interest expense of $2,324,130 was incurred on borrowings used for the acquisition of hotel properties, with an average outstanding balance under the line of credit of approximately $55 million, at an average interest rate of 8.4%. Net income for the period was $3,019,216 or $.31 per share. Funds From Operations (under NAREIT's new definition) were $6,177,357 or $.59 per share.

The increase in Percentage Lease revenue for the six months ended June 30, 1996 over the comparable period last year is the result of (i) the number of hotels owned and leased increased from 27 at June 30, 1995 to 43 at June 30, 1996 and
(ii) to a lesser extent, increased Percentage Lease revenue for the Hotels owned throughout both periods. In addition, for the 43 hotels owned at June 30, 1996 (after adjustment made to five hotels where a substantial number of rooms temporarily were removed from service for refurbishments), on a pro forma basis, REVPAR was $44.24 for the six months ended June 30, 1996, compared to $42.37 for the comparable period in 1995, representing an increase of 4.4%. Real estate and personal property taxes and depreciation and amortization increased over the same period last year as a result of the increase in number of hotels. Interest expense decreased in the 1996 period due to the reduction in the average balance in the line of credit, after applying the proceeds from the fourth offering received during the quarter. General and administrative expenses increased primarily as a result of the increase in number of hotels over the comparable period last year.

                   Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                   EQUITY INNS, INC. AND TRUST LEASING, INC.

                        RESULTS OF OPERATIONS, Continued



The following is a reconciliation of net income before minority interest to Funds From Operations (under NAREIT's new definition):


                                                 Three Months Ended         Six Months Ended
                                                      June 30,                  June 30,
                                               ------------------------  ------------------------
                                                  1996         1995         1996         1995
                                               -----------  -----------  -----------  -----------
Income before minority interest                $ 4,764,760  $ 2,265,510  $ 6,124,402  $ 3,236,378
Add:
 Depreciation of investment in
   hotel properties                              2,512,571    1,535,240    4,817,992    2,940,979
                                               -----------  -----------  -----------  -----------

Funds From Operations                          $ 7,277,331  $ 3,800,750  $10,942,394  $ 6,177,357
                                               ===========  ===========  ===========  ===========

Weighted average number of outstanding shares
 of Common Stock and Units of the Partnership   22,377,625   10,431,946   18,983,501   10,426,874
                                               ===========  ===========  ===========  ===========

Funds From Operations per Share and Unit       $       .33  $       .36  $       .58  $       .59
                                               ===========  ===========  ===========  ===========



THE LESSEE

Comparison of the Three Months Ended June 30, 1996 to the Three Months Ended June 30, 1995

For the three months ended June 30, 1996, the Lessee had total revenues of $22,314,938, consisting primarily of room revenue of $20,747,895. Hotel expenses, other than Percentage Lease expense and consulting fees, as a percentage of total revenue, were 49.8%. Percentage Lease expenses, as a percentage of total revenue, were 43.1%. Consulting fees in the amount of $250,000 were paid to Trust Management, Inc. during the three months ended June 30, 1996, resulting in net income of $1,353,269. Pro forma REVPAR for the 43 hotels leased by the Lessee at June 30, 1996 (after adjustment made to five hotels where a substantial number of rooms temporarily were removed from service for refurbishments) was $48.79 for the three months ended June 30, 1996. Pro forma occupancy and average daily rate ("ADR") for the three months ended June 30, 1996 were 76.6% and $63.66, respectively, for the same period.

For the three months ended June 30, 1995, the Lessee had total revenue of $13,730,682, consisting primarily of room revenue of $12,792,451. Hotel expenses, other than Percentage Lease expense, as a percentage of total revenue, were 50.6%. Percentage Lease expenses, as a percentage of total revenue, were 43.0%. Pro forma REVPAR for the 43 hotels was $46.51 for the three months ended June 30, 1995. Occupancy and ADR for the three months ended June 30, 1995 were 78.4% and $59.29, respectively.

                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                   EQUITY INNS, INC. AND TRUST LEASING, INC.

                        RESULTS OF OPERATIONS, Continued


Comparison of the Six Months Ended June 30, 1996 to the Six Months Ended June 30, 1995

For the six months ended June 30, 1996, the Lessee had total revenues of $39,412,261, consisting primarily of room revenue of $36,645,466. Hotel expenses, other than Percentage Lease expense and consulting fees, as a percentage of total revenue, were 53.1%. Percentage Lease expense, as a percentage of total revenue, was 42.0%. Consulting fees in the amount of $500,000 were paid to Trust Management, Inc. during the six months ended June 30, 1996, resulting in net income of $1,429,714. Pro forma REVPAR for the 43 hotels leased by the Lessee at June 30, 1996 (after adjustment made to five hotels where a substantial number of rooms temporarily were removed from service for refurbishments) was $44.24 for the six months ended June 30, 1996. Pro forma occupancy and ADR for the six months ended June 30, 1996 were 70.8% and $62.49, respectively, for the same period.

For the six months ended June 30, 1995, the Lessee had total revenue of $24,814,529, consisting primarily of room revenue of $22,986,796. Hotel expenses, other than Percentage Lease expense, as a percentage of total revenue, were 53.7%. Percentage Lease expense, as a percentage of total revenue, was 41.9%. Pro forma REVPAR for the 43 hotels was $42.37 for the six months ended June 30, 1995. Occupancy and ADR for the six months ended June 30, 1995 were 73.0% and $58.06, respectively.

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

Cash and cash equivalents as of June 30, 1996 were $27,023, compared to $132,630 at December 31, 1995. The reduction in cash is due to the Company's desire to keep the line of credit balance at a minimum. Additionally, all of the June 30, 1996 receivable due from the Lessee was received in July 1996. Net cash provided by operating activities for the six months ended June 30, 1996 was $9,377,032.

                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                   EQUITY INNS, INC. AND TRUST LEASING, INC.


                   LIQUIDITY AND CAPITAL RESOURCES, Continued


In December 1995, the Company increased the principal amount of its Line of Credit from $69 million to $130 million. The increased facility bears interest at 1.75% over 90-day LIBOR (7.33% at June 30, 1996). Under the Company's charter, the Company may incur debt of up to 45% of its investment in hotel properties, at its cost. At June 30, 1996, the Company had outstanding debt of approximately $32 million, leaving approximately $98 million in the unused portion of the Line of Credit. The Line of Credit is secured by a first mortgage on 35 of the 43 hotels owned by the Partnership as of June 30, 1996, and will be secured by hotels acquired in the future using proceeds from the Line of Credit. Future liquidity will be derived from remaining borrowing capacity under the Line of Credit, cash balances and cash provided from operations.

During the six months ended June 30, 1996, the Company invested approximately $12 million to fund capital improvements to its properties, including replacement of carpets, drapes, renovation of common areas and improvement of hotel exteriors. Most of these capital improvements were required by the franchisor on hotels that the Company purchased as part of the franchisors' product improvement plan ("PIP"). The Company took the PIP into consideration when negotiating the prices for these properties, and, as a result, purchased them at substantially reduced prices. In addition, the Company has committed to fund approximately $4 million during the remainder of 1996 for capital improvements. The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowings under the Line of Credit. Under the Line of Credit, the Partnership has agreed to fund a minimum of 4% of room revenues per quarter on a cumulative basis, for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the hotels.
Management believes that these amounts will be sufficient to fund required expenditures for the term of the Percentage Leases for the capital improvements anticipated. Recurring repairs and maintenance are performed by the Lessee.

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

                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                   EQUITY INNS, INC. AND TRUST LEASING, INC.


                   LIQUIDITY AND CAPITAL RESOURCES, Continued


During the six months ended June 30, 1996, the Partnership declared distributions in the aggregate of $11,123,064 to its partners, including the Trust, or $.56 per Unit, and the Company declared distributions in the aggregate of $10,778,341, or $.56 per share to its shareholders.

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

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional equity securities of the Company, or, in connection with acquisitions of hotel properties, issuance of Units in the Partnership. Pursuant to the Partnership Agreement for the Partnership, holders of Units have the right to require the Partnership to redeem their Units. During the six months ended June 30, 1996, holders of Units tendered 182,815 Units for redemption. Pursuant to the Partnership Agreement, the Partnership has the option to redeem Units tendered for redemption on a one-for-one basis for shares of Common Stock or for an equivalent amount of cash. Alternatively, the Company may acquire directly Units tendered to the Partnership for redemption. The Company, through the Trust, acquired the 182,815 Units tendered in exchange for 182,185 shares of Common Stock increasing the Company's ownership of the Partnership, through the Trust, to approximately 97%. The Company anticipates that it will acquire, through the Trust, any other Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock.


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

                              EQUITY INNS, INC.

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the Company's shareholders (the "1996 Annual Meeting") was held on Tuesday, May 7, 1996, for the shareholders to take action on the following proposals: (i) to elect James A. Thomas, III and William W. Deupree, Jr. as Class II directors, each to serve until the 1999 annual meeting of shareholders or until his successor is duly elected and qualified; (ii) to consider and vote upon a proposal to amend Article 14 of the Company's Charter to conform certain of the Company's existing share transfer restrictions with share transfer restrictions approved recently by the Internal Revenue Service; and (iii) to consider and vote upon a proposal to amend the Company's 1994 Stock Incentive Plan (the "1994 Plan") to increase the maximum aggregate number of shares of Common Stock issuable under the 1994 Plan from 700,000 to 2,300,000 shares.

The results of the shareholders' votes on each of the above proposals presented at the 1996 Annual Meeting were summarized in the Company's Current Report on Form 8-K dated May 7, 1996 and filed with the SEC on May 28, 1996.

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits -- 27. Financial Data Schedule (filed only electronically with the SEC)

   (b) Reports on Form 8-K -- The following Current Reports on Form 8-K were filed during the last quarter of the period covered by this Quarterly Report on Form 10-Q.

        (i) Current Report on Form 8-K dated May 7, 1996 and filed with the SEC on May 28, 1996, reporting the results of the Company's annual meeting of shareholders held on May 7, 1996;

        (ii) Current Report on Form 8-K dated May 31, 1996 and filed with the SEC on June 13, 1996, reporting the closing of a Stock Purchase Agreement and a Development Agreement with Promus Hotels, Inc. and the Partnership's acquisition of a 125-room Hampton Inn hotel in Detroit (Northville), Michigan and a 132-suite Homewood Suites hotel in Hartford (Windsor Locks), Connecticut (no financial statements were required to be filed with this report); and

       (iii) Current Report on Form 8-K dated June 25, 1996 and filed with the SEC on August 5, 1996, reporting the Partnership's acquisition of a 80-room Residence Inn hotel in Madison, Wisconsin, a 160-room Holiday Inn hotel in Winston-Salem, North Carolina, a 126-room Hampton Inn hotel in Scottsdale, Arizona, and a 167-room Hampton Inn hotel in Chattanooga, Tennessee (financial statements to be filed by amendment on Form 8-K-A).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Equity Inns, Inc.



  August 9, 1996                By:  /s/ Howard A. Silver
  --------------                ------------------------------------------------
      Date                      Howard A. Silver
                                Vice President of Finance, Secretary, Treasurer,
                                Chief Financial Officer (Principal Financial and
                                Accounting Officer)

                                   EXHIBITS



Exhibit
 Number     Description
- -------     -----------

   27       Financial Data Schedule (filed only electronically with the SEC)