Form 10-Q
period 1996-09-30
EQUITY INNS INC
filed 1996-11-13
CIK 916530

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1996       COMMISSION FILE NUMBER 34-0-23290


                                EQUITY INNS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           TENNESSEE                                                 62-1550848
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER)
INCORPORATION OR ORGANIZATION                               IDENTIFICATION NO.)


                  4735 SPOTTSWOOD, SUITE 102, MEMPHIS, TN 38117
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

                                 (901) 761-9651
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
             (FORMER NAME OR ADDRESS, IF CHANGED SINCE LAST REPORT)


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (i) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


                       X    YES                         NO
                     ------                      ------

         THE NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING ON NOVEMBER 7, 1996 WAS 23,668,278.

                                EQUITY INNS, INC.

                                      INDEX

                                                                                       PAGE

PART I.       Financial Information

   Item 1.  Financial Statements

      EQUITY INNS, INC.

          Consolidated Balance Sheets - September 30, 1996 (unaudited)
            and December 31, 1995                                                        3

          Consolidated Statements of Operations (unaudited) - For the
            three and nine months ended September 30, 1996 and 1995                      4

          Consolidated Statements of Cash Flows (unaudited) - For the
            nine months ended September 30, 1996 and 1995                                5

          Notes to Consolidated Financial Statements                                     6

      TRUST LEASING, INC. (formerly McNeill Hotel Co., Inc.)

          Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995         10

          Statements of Operations (unaudited) - For the three and nine months
            ended September 30, 1996 and 1995                                           11

          Statements of Cash Flows (unaudited) - For the nine months ended
            September 30, 1996 and 1995                                                 12

          Notes to Financial Statements                                                 13

      EQUITY INNS, INC. AND TRUST LEASING, INC.

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations of Equity Inns, Inc. and Trust
            Leasing, Inc.                                                               16

PART II.    Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders                         24

   Item 6.  Exhibits and Reports on Form 8-K                                            24

PART I.       Financial Information
   Item 1.    Financial Statements

                                EQUITY INNS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                      September  30,     December 31,
                                                           1996              1995
                                                      -------------     -------------
                                                       (Unaudited)

ASSETS

Investment in hotel properties, net                   $ 291,909,943     $ 218,428,938
Cash and cash equivalents                                 5,758,741           132,630
Due from Lessee                                           6,970,001         2,299,330
Deferred expenses, net                                    3,420,862         4,189,436
Prepaid and other assets                                    286,068            16,537
                                                      -------------     -------------

       Total assets                                   $ 308,345,615     $ 225,066,871
                                                      =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                                  $  66,650,966     $  74,938,763
Accounts payable and accrued expenses                     2,621,950         2,515,449
Distributions payable                                     6,792,477         4,046,952
Minority interest in Partnership                          6,922,780         6,072,829
                                                      -------------     -------------

       Total liabilities                                 82,988,173        87,573,993
                                                      -------------     -------------

Commitments and contingencies

Shareholders' equity:

Common Stock, $.01 par value, 50,000,000 shares
  authorized, 23,533,694 and 14,907,231 shares
  issued and outstanding at September 30, 1996
  and December 31, 1995, respectively                       235,336           149,072
Preferred Stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding
Additional paid-in capital                              236,744,692       143,576,024
Unearned directors' compensation                            (69,827)          (93,103)
Predecessor basis assumed                                (1,263,887)       (1,263,887)
Distributions in excess of net earnings                 (10,288,872)       (4,875,228)
                                                      -------------     -------------

       Total shareholders' equity                       225,357,442       137,492,878
                                                      -------------     -------------

Total liabilities and shareholders' equity            $ 308,345,615     $ 225,066,871
                                                      =============     =============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                EQUITY INNS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                             ----------------------




                                                 Three Months Ended            Nine Months Ended
                                                    September 30,                 September 30,
                                             --------------------------    --------------------------
                                                 1996           1995           1996           1995
                                             -----------    -----------    -----------    -----------

Revenues
  Percentage lease revenue                   $12,325,995    $ 7,588,229    $28,882,975    $17,996,253
  Other income                                    15,050          5,740         94,137         21,624
                                             -----------    -----------    -----------    -----------

    Total revenues                            12,341,045      7,593,969     28,977,112     18,017,877
                                             -----------    -----------    -----------    -----------

Expenses
  Real estate and personal property taxes      1,001,467        543,844      2,594,884      1,596,311
  Depreciation and amortization                3,591,116      2,124,824      9,291,592      5,285,244
  Interest                                       945,187        309,671      3,040,723      2,633,801
  General and administrative                     594,852        497,619      1,717,088      1,148,132
                                             -----------    -----------    -----------    -----------

    Total expenses                             6,132,622      3,475,958     16,644,287     10,663,488
                                             -----------    -----------    -----------    -----------

Income before minority interest                6,208,423      4,118,011     12,332,825      7,354,389

Minority interest                                186,252        214,447        378,694        431,609
                                             -----------    -----------    -----------    -----------

Net income applicable to
  common shareholders                        $ 6,022,171    $ 3,903,564    $11,954,131    $ 6,922,780
                                             ===========    ===========    ===========    ===========

Net income per common share                  $       .26    $       .27    $       .60    $       .61
                                             ===========    ===========    ===========    ===========

Weighted average number of
  common shares outstanding                   23,415,000     14,527,000     20,062,000     11,323,000
                                             ===========    ===========    ===========    ===========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                EQUITY INNS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        Nine Months Ended
                                                                           September 30,
                                                                  -----------------------------
                                                                       1996             1995
                                                                  ------------     ------------

Cash flows from operating activities:
  Net income                                                      $ 11,954,131     $  6,922,780
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                  8,068,920        4,676,162
      Amortization of loan costs                                     1,199,396          585,806
      Amortization of unearned directors' compensation                  23,276           23,276
      Minority interest                                                378,694          431,609
      Changes in assets and liabilities:
        Due from Lessee                                             (4,670,671)      (2,598,932)
        Deferred expenses                                              (82,204)      (1,336,343)
        Prepaid and other assets                                      (269,531)          89,737
        Accounts payable and accrued expenses                          400,241          427,582
                                                                  ------------     ------------

        Net cash flow provided by operating activities              17,002,252        9,221,677
                                                                  ------------     ------------

Cash flows from investing activities:
  Investment in hotel properties                                   (81,429,769)     (55,903,240)
  Cash paid for franchise applications                                (322,100)
                                                                  ------------     ------------

         Net cash flow used by investing activities                (81,751,869)     (55,903,240)
                                                                  ------------     ------------

Cash flows from financing activities:
  Proceeds of public offerings                                      85,737,548       51,516,986
  Proceeds of issuance of Common Stock                               5,537,500
  Proceeds of private placement of Partnership Units                 2,875,000
  Distributions paid                                               (15,170,016)      (7,298,873)
  Borrowings under revolving credit facility                        84,125,000       53,702,412
  Payments on revolving credit facility                            (92,409,220)     (52,168,490)
  Cash paid for loan costs                                            (316,507)
  Payments on capital lease obligations                                 (3,577)          (8,141)
                                                                  ------------     ------------

          Net cash flow provided by financing activities            70,375,728       45,743,894
                                                                  ------------     ------------

Net increase (decrease) in cash and cash equivalents                 5,626,111         (937,669)

Cash and cash equivalents at beginning of the period                   132,630        1,086,384
                                                                  ------------     ------------

Cash and cash equivalents at end of the period                    $  5,758,741     $    148,715
                                                                  ============     ============

Supplemental disclosure of cash flow information-interest paid    $  3,515,562     $  2,801,273
                                                                  ============     ============

Supplemental disclosure of noncash investing and financing activities:

At September 30, 1996, $6,792,477 in distributions to shareholders and limited partners had been declared but not paid. The distributions were paid on October 31, 1996. At December 31, 1995, $4,046,952 in distributions to shareholders and limited partners had been declared but not paid. The distributions were paid on January 29, 1996.

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

Offering expenses of $169,833, which were paid in 1995 and included in deferred offering expenses at December 31, 1995, have been deducted from the proceeds of the Fourth Offering ( as defined in the accompanying notes) which occurred in April 1996. Accordingly, these amounts have been reclassified to additional paid-in capital.

In 1996, approximately $151,000 of the net proceeds of the Company's Fourth Offering was allocated to minority interest. The remainder of the net proceeds increased common stock and additional paid-in capital.


                     The accompanying notes are an integral
                 part of these consolidated financial statements

                                EQUITY INNS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                              --------------------

1.     Organization and Basis of Presentation

       Equity Inns, Inc. (the "Company") was incorporated on November 24, 1993. The Company is a real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at September 30, 1996 owned an approximate 97.0% interest in the Partnership. The Company was formed to acquire equity interests in hotel properties and at September 30, 1996 owned, through the Partnership, 46 hotel properties with a total of 5,591 rooms in 24 states.

       On April 16, 1996, the Company completed a public offering (the "Fourth Offering") of 7,000,000 shares of common stock, $.01 par value per share ("Common Stock"), and an additional 947,000 shares were issued on May 3, 1996 upon exercise of a portion of the underwriters' over-allotment option. The offering price was $11.50 per share resulting in gross proceeds of approximately $91,390,000 (including the over-allotment shares). Net of underwriters' discount and offering expenses, the Company received approximately $86,000,000. In addition, Trust Leasing, Inc. purchased, in a private placement, 250,000 units of limited partnership interest in the Partnership ("Units") at $11.50 per unit on April 16, 1996, resulting in gross proceeds of $2,875,000 to the Partnership. On May 31, 1996, Promus Hotels, Inc. ("Promus") purchased 347,826 shares of Common Stock at the offering price of $11.50, in conjunction with the Partnership's purchase of two hotel properties from Promus, which resulted in gross proceeds of $4,000,000 to the Partnership. On September 27, 1996, Promus purchased 123,822 shares of Common Stock in connection with the Company's purchase of the San Antonio Homewood Suites hotel. On November 5, 1996, Promus purchased 134,584 shares of Common Stock in connection with the Company's purchase of the Phoenix (Camelback) Homewood Suites hotel. Both of these hotels were purchased from Promus. The Common Stock issued in connection with each sale was issued at $12.42 and $11.52, respectively per share, resulting in gross proceeds of $1,537,500 and $1,550,000, respectively. Promus has agreed to purchase up to an additional $8.0 million of Common Stock over the next three years as the Company develops or converts additional hotels to Promus brand hotels.

       On September 9, 1996, the Company, formerly listed on the Nasdaq Stock Market, listed its Common Stock on the New York Stock Exchange under the symbol "ENN." Management believes that this change should improve the liquidity of the shares of Common Stock and will provide greater access to investors.

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

                                EQUITY INNS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

                              --------------------


1.     Organization and Basis of Presentation (Continued)

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

3.     Distributions

       On September 18, 1996, the Company declared a $0.28 per share distribution on each share of Common Stock and each Unit outstanding on September 30, 1996. The distribution was paid on October 31, 1996.

4.     Shareholders' Equity

       On March 29, 1995, the Company filed a Registration Statement on Form S-3 with the SEC relating to the possible issuance by the Company of up to 806,745 shares of Common Stock upon redemption of 806,745 Units in the Partnership. On January 24, 1996, and on April 19, 1996, 151,971 shares and 30,844 shares, respectively, were issued upon redemption of Units. On January 4, 1996, 25,000 shares of Common Stock were issued to fund officers' bonuses accrued at December 31, 1995.

5.     Subsequent Events

       On October 1, 1996, the Partnership completed the acquisition of a 96-room Residence Inn in Burlington, Vermont from an unaffiliated third party for a purchase price of $7,650,000. The purchase price was paid partially with the issuance of 96,303 Units of limited partnership interest in the Partnership totaling $1,101,000, and the balance of the purchase price was funded from the Company's line of credit and cash on hand.

                                EQUITY INNS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                              --------------------


5.     Subsequent Events (Continued)

       On November 5, 1996, the Partnership completed the acquisition of a 124-room Homewood Suites in Phoenix (Camelback), Arizona from Promus for a purchase price of $9,592,852. In conjunction with the closing of this hotel, the Company issued 134,584 shares of Common Stock to Promus at a price of $11.52 per share, which resulted in gross proceeds of $1,550,000 to the Partnership.

       Both hotels will be leased by the Lessee until the expected close of the transaction with Crossroads/Memphis as is discussed below.

       On October 4, 1996, Phillip H. McNeill, Sr. entered into an agreement, subject to certain conditions, to contribute substantially all of the assets of the Lessee and of Trust Management, Inc. (an affiliated company also wholly owned by Mr. McNeill, which formerly operated as McNeill Hospitality Corporation), including the leases between Trust Leasing, Inc. and the Partnership, to Crossroads/Memphis Partnership, L.P. ("Crossroads/Memphis"), an affiliate of Interstate Hotels Company ("IHC"), a publicly held hotel management company not presently affiliated with the Lessee or Mr. McNeill, in exchange for partnership interests in Crossroads/Memphis.

       The agreement provides for all economic and voting interests of Crossroads/Memphis to be retained by IHC. In addition, IHC has agreed to guarantee the prompt and full payment of rent and other amounts due the Company under the Percentage Leases, as well as the performance of all covenants contained in the Percentage Leases.

       On November 4, 1996, the Company and the Partnership entered into a Master Agreement with Crossroads/Memphis. Interstate Hotels Corporation, a wholly-owned subsidiary of IHC, and Crossroads Future Company LLC, a wholly-owned subsidiary of IHC ("New Lessee"), pursuant to which the existing leases between the Partnership and the Lessee will be amended to provide for, among other things, (i) a right of first refusal for the New Lessee to lease hotels acquired or developed by the Partnership during the five-year period following the closing, (ii) the Partnership having certain rights to acquire hotels developed by IHC and its affiliates, subject to certain exceptions, (iii) amendment of the existing leases effective upon closing of the IHC transactions between the Partnership and the Trust to provide for a fifteen year term from the date of closing, and (iv) providing for certain other future leases between the Partnership and the New Lessee. The closing of the transfer of the leases to Crossroads/Memphis and the effectiveness of the Master Agreement is anticipated to occur in November 1996.

                                EQUITY INNS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                              --------------------


6.     Pro Forma Information (Unaudited)

       Due to the impact of the Fourth Offering and the acquisitions in 1996, historical results of operations may not be indicative of future results of operations and earnings per share. The following unaudited pro forma condensed consolidated statements of operations for the nine months ended September 30, 1996 and 1995, are presented as if the acquisition of all 46 hotels owned at September 30, 1996, the consummation of the 1995 and 1996 Follow-On Offerings had occurred on January 1, 1995, and the hotels had been leased to the Lessee pursuant to the percentage leases. The following pro forma financial information does not include the acquisition of the hotels discussed in Note 5. The pro forma condensed consolidated statements of operations do not purport to present what actual results of operations would have been if the acquisition of the hotels had occurred on such date or to project results for any future period.

                                                           Nine Months Ended
                                                              September 30,
                                                       --------------------------
                                                           1996           1995
                                                       -----------    -----------

       Percentage lease revenues                       $32,906,150    $30,303,820
                                                       -----------    -----------
       Expenses:
           Real estate and personal property taxes       2,756,140      2,477,408
           Depreciation and amortization                10,731,028      9,354,693
           Interest                                      3,553,613      3,837,703
           General and administrative                    1,740,607      1,487,185
                                                       -----------    -----------

                Total expenses                          18,781,388     17,156,989
                                                       -----------    -----------

       Income before minority interest                  14,124,762     13,146,831
       Minority interest                                   422,330        393,090
                                                       -----------    -----------

       Net income applicable to common shareholders    $13,702,432    $12,753,741
                                                       ===========    ===========

       Net income per share                            $       .58    $       .54
                                                       ===========    ===========
       Weighted average number of common shares
           outstanding                                  23,533,694     23,533,694
                                                       ===========    ===========

                               TRUST LEASING, INC.
                                  BALANCE SHEET

                                                    September 30,   December 31,
                                                         1996           1995
                                                     -----------    -----------
                                                     (Unaudited)

ASSETS

Current Assets:
   Cash and cash equivalents                         $10,306,837    $ 4,176,309
   Accounts receivable:
       Trade                                           2,699,169      1,228,260
       Affiliates                                      2,250,417      1,779,223
   Inventories                                           272,694        168,315
   Prepaid expenses                                      669,566        517,658
                                                     -----------    -----------
       Total current assets                           16,198,683      7,869,765

Furniture and equipment                                   23,994         23,659
Investment in Equity Inns, Inc. and
   Equity Inns Partnership, L.P.                       3,143,750        268,750
                                                     -----------    -----------

       Total assets                                  $19,366,427    $ 8,162,174
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                  $ 1,912,189    $ 1,400,264
   Accrued expenses - affiliate                        6,956,198      2,279,577
   Accrued expenses - other                            3,394,701      2,202,441
                                                     -----------    -----------

       Total liabilities                              12,263,088      5,882,282
                                                     -----------    -----------

Commitments and contingencies

Shareholders' Equity:
   Common Stock, no par value, 1,000 shares
       authorized, issued and outstanding, $.10
       stated value                                          100            100
   Additional paid-in capital                          2,875,000
   Retained earnings                                   4,228,239      2,279,792
                                                     -----------    -----------

       Total shareholders' equity                      7,103,339      2,279,892
                                                     -----------    -----------

       Total liabilities and shareholders' equity    $19,366,427    $ 8,162,174
                                                     ===========    ===========


                     The accompanying notes are an integral
                       part of these financial statements

                               TRUST LEASING, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                             ----------------------


                                     Three Months Ended                Nine Months Ended
                                         September 30,                    September 30,
                                 ----------------------------     ----------------------------
                                     1996            1995             1996            1995
                                 ------------    ------------     ------------    ------------

Revenue
   Room revenues                 $ 25,394,556    $ 15,409,779     $ 62,040,022    $ 38,396,575
   Other revenue                    1,660,343         983,818        4,427,138       2,811,551
                                 ------------    ------------     ------------    ------------

       Total revenue               27,054,899      16,393,597       66,467,160      41,208,126
                                 ------------    ------------     ------------    ------------

Expenses
   Hotel operating costs and
       expenses                     6,532,928       3,743,318       16,152,336       9,901,312
   General and administrative       2,078,297       1,208,641        5,168,551       3,358,533
   Franchise costs                  1,969,346       1,208,459        4,858,088       3,011,789
   Advertising and promotion          780,605         414,637        1,942,238       1,102,021
   Utilities                        1,339,190         747,611        3,439,689       1,956,361
   Repairs and maintenance          1,012,752         580,522        2,625,904       1,572,024
   Insurance expense                  247,053         174,198          698,932         490,837
   Consulting fees                    250,000         750,000          750,000         750,000
   Percentage lease expense        12,325,995       7,588,229       28,882,975      17,996,253
                                 ------------    ------------     ------------    ------------

       Total expenses              26,536,166      16,415,615       64,518,713      40,139,130
                                 ------------    ------------     ------------    ------------

Net income (loss)                $    518,733    $    (22,018)    $  1,948,447    $  1,068,996
                                 ============    ============     ============    ============


                     The accompanying notes are an integral
                       part of these financial statements.

                               TRUST LEASING, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                              --------------------

                                                               Nine Months Ended
                                                                 September 30,
                                                         -----------------------------
                                                             1996             1995
                                                         ------------     ------------

Cash flows from operating activities:
   Net income                                            $  1,948,447     $  1,068,996
   Adjustment to reconcile net income
       to net cash provided by (used in)
       operating activities:
           Depreciation                                         2,885
           Changes in assets and liabilities:
                Accounts receivable                        (1,470,909)        (812,892)
                Inventories                                  (104,379)         (37,925)
                Prepaid expenses                             (151,908)        (200,051)
                Accounts payable                              511,925          211,964
                Accrued expenses                            5,868,881        3,448,859
                                                         ------------     ------------

   Net cash provided by operating activities                6,604,942        3,678,951
                                                         ------------     ------------

Cash flows from investing activities:
   Purchase of Units in Equity Inns Partnership, L.P.      (2,875,000)
   Purchase of investment in Equity Inns, Inc.                                (268,750)
   Advance to affiliates                                     (471,194)
   Purchase of furniture and equipment                         (3,220)
                                                         ------------     ------------

       Net cash used in investing activities               (3,349,414)        (268,750)
                                                         ------------     ------------

Cash flows from financing activities:
   Contribution of capital                                  2,875,000
                                                         ------------     ------------

Net increase in cash and cash equivalents                   6,130,528        3,410,201

Cash and cash equivalents at beginning of period            4,176,309        2,411,501
                                                         ------------     ------------

Cash and cash equivalents at end of period               $ 10,306,837     $  5,821,702
                                                         ============     ============


                     The accompanying notes are an integral
                       part of these financial statements

                               TRUST LEASING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                              --------------------


1.     Organization

       Trust Leasing, Inc. ("the Lessee", which formerly operated as McNeill Hotel Co., Inc.) began operations on March 1, 1994 and is wholly owned by Phillip H. McNeill, Sr. The Lessee has elected status as a Subchapter S corporation under the Internal Revenue Code. The Lessee was formed to operate and lease hotels owned by Equity Inns Partnership, L.P. (the "Partnership") pursuant to separate percentage lease agreements (the "Percentage Leases"). At September 30, 1996, approximately 97.0% of the Partnership was owned by Equity Inns, Inc. (through its wholly-owned subsidiary, Equity Inns Trust) in which Mr. McNeill is also Chairman of the Board and Chief Executive Officer. As of September 30, 1996, the Lessee leased forty-six hotels from the Partnership. Thirty-four of the hotels are operated by the Lessee as Hampton Inn hotels or Homewood Suites hotels under franchise agreements with Promus Hotels, Inc. Four of the hotels are operated by the Lessee as Residence Inn hotels under franchise agreements with Marriott Corporation. Three of the hotels are operated by the Lessee as Comfort Inn hotels under a franchise agreement with Choice Hotels International, Inc. Five of the hotels are operated by the Lessee as Holiday Inn hotels or Holiday Inn Express hotels under franchise agreements with Holiday Inn, Inc. Thirty-six of the hotels are limited service hotels, four of the hotels are full service hotels, and six of the hotels are extended stay hotels.

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

                               TRUST LEASING, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)

                              --------------------



2.     Consulting Agreement

       The Lessee has a consulting agreement with Trust Management, Inc. (an affiliated company, wholly owned by Phillip H. McNeill, Sr., which formerly operated as McNeill Hospitality Corporation) to provide consulting and other technical services through December 31, 1996. The agreement provides for annual fees of $1,000,000, payable $250,000 per quarter. These fees will be discontinued upon the completion of the IHC transaction as described in Note 5.

3.     Investment in Equity Inns, Inc. and Equity Inns Partnership, L.P.

       On April 16, 1996, the Lessee purchased 250,000 units of limited partnership interest ("Units") of the Partnership in a private placement. The Units were purchased at $11.50 per Unit, resulting in a total cost of $2,875,000. In connection with this transaction, Phillip H. McNeill, Sr. made a capital contribution of $2,875,000 to the Lessee. At September 30, 1996, Trust Leasing, Inc. owned an approximate 1% interest in the Partnership.

       In addition, the Lessee owns 25,000 shares of the Common Stock of Equity Inns, Inc. Both the Units and Common Stock are pledged as collateral for personal indebtedness of Phillip H. McNeill, Sr.

4.     Commitments

       The Lessee has future lease commitments to the Partnership under the Percentage Leases which expire in 2004 (25 hotels), 2005 (12 hotels) and 2006 (9 hotels). Minimum future rental payments are computed based on the base rent as defined under these noncancellable operating leases and is as follows (in thousands):

                        Year                           Amount
                -------------------                    ------

                Remainder of 1996                    $   5,402
                1997                                    21,609
                1998                                    21,609
                1999                                    21,609
                2000                                    21,609
                2001 and thereafter                     92,013
                                                     ---------

                                                     $ 183,851
                                                     =========

                               TRUST LEASING, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)

                              --------------------


4.     Commitments (Continued)

       The Lessee paid base rents of approximately $14.2 million and $8.9 million and percentage rents in excess of base rents of approximately $14.7 million and $9.1 million for the nine months ended September 30, 1996 and 1995, respectively. The percentage rents are based on a percentage of gross room revenue, beverage revenue and food revenue, if applicable, of the hotels. Both the base rent and the threshold room revenue amount in each percentage rent formula is adjusted for changes in the CPI. The adjustment is calculated at the beginning of each year, provided the lease has been in effect for a complete calendar year, based upon the average change in the CPI during the prior 24 months. The adjustment in any lease year may not exceed 7%. Effective January 1, 1996, twenty-five of the leases were adjusted, resulting in a 2.8% increase in both base rent and threshold room revenue.

5.     Subsequent Events

       On October 4, 1996, Phillip H. McNeill, Sr. entered into an agreement, subject to certain conditions, to contribute substantially all of the assets of the Lessee and of Trust Management, Inc. (an affiliated company also wholly-owned by Mr. McNeill, which formerly operated as McNeill Hospitality Corporation), including the leases between Trust Leasing, Inc. and the Partnership, to Crossroads/Memphis Partnership, L.P. ("Crossroads/Memphis"), an affiliate of Interstate Hotels Company, a publicly held hotel management company not presently affiliated with the Lessee or Mr. McNeill, in exchange for partnership interests in Crossroads/Memphis. The transaction is anticipated to occur in November 1996.

       On October 18, 1996, in connection with terms of the pending transaction with Crossroads/Memphis, the Lessee distributed its investment of 250,000 Units of the Partnership and 25,000 shares of Common Stock of Equity Inns, Inc. to Phillip H. McNeill, Sr.

       On October 1, 1996 and November 5, 1996, the Partnership acquired a Residence Inn in Burlington, Vermont and a Homewood Suites in Phoenix, Arizona. Both hotels will be leased by the Lessee until the expected close of the transaction with Crossroads/Memphis.

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

At the time of the IPO, the Company was the sole general partner of the Partnership. Effective January 3 , 1995, the Company transferred its equity interest in the Partnership to Equity Inns Trust (the "Trust"), a wholly-owned subsidiary of the Company, and the Trust became the sole general partner of the Partnership. Since the IPO, the Company has actively implemented its acquisition strategy. The following chart summarizes information regarding the Company's hotels at September 30, 1996:

                                               Number of           Number of
         Franchise Affiliation              Hotel Properties     Rooms/Suites
         ---------------------              ----------------     ------------

         Limited Service Hotels:
              Hampton Inn                            32               3,940
              Comfort Inn                             3                 362
              Holiday Inn Express                     1                 101
                                                    ---              ------
                                                     36               4,403
         Extended Stay Hotels:
              Residence Inn                           4                 376
              Homewood Suites                         2                 255
                                                    ---                 ---
                                                      6                 631
         Full Service Hotels:
              Holiday Inn                             4                 557
                                                    ---              ------

                          Total                      46               5,591
                                                    ===              ======

At September 30, 1996, the Partnership owned 46 hotels (the "Hotels") in 24 states and the Trust owned an approximate 97.0% interest in the Partnership. The Lessee leases and operates the Hotels pursuant to the Percentage Leases which provide for rent payments based, in part, on the revenues of the Hotels. The Lessee is wholly owned by Phillip H. McNeill, Sr., Chairman of the Board and Chief Executive Officer of the Company. On October 4, 1996, Phillip H. McNeill, Sr. entered into an agreement, subject to certain conditions, to contribute substantially all of the assets of the Lessee and of Trust Management, Inc. (an affiliated company also wholly owned by Mr. McNeill, which formerly operated as McNeill Hospitality Corporation), including the leases between Trust Leasing, Inc. and the Partnership, to Crossroads/Memphis Partnership, L.P., an affiliate of Interstate Hotels Company , a publicly held hotel management company not presently affiliated with the Lessee or Mr. McNeill, in exchange for partnership interests in Crossroads/Memphis.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                    EQUITY INNS, INC. AND TRUST LEASING, INC.

                              BACKGROUND, Continued

The agreement provides for all economic and voting interests of Crossroads/Memphis to be retained by IHC. In addition, IHC has agreed to guarantee the prompt and full payment of rent and other amounts due the Company under the Percentage Leases, as well as the performance of all covenants contained in the Percentage Leases.

On November 4, 1996, the Company and the Partnership entered into a Master Agreement with Crossroads/Memphis. Interstate Hotels Corporation, a wholly-owned subsidiary of IHC, and Crossroads Future Company LLC, a wholly-owned subsidiary of IHC ("New Lessee"), pursuant to which the existing leases between the Partnership and the Lessee will be amended to provide for, among other things,
(i) a right of first refusal for the New Lessee to lease hotels acquired or developed by the Partnership during the five-year period following the closing,
(ii) the Partnership having certain rights to acquire hotels developed by IHC and its affiliates, subject to certain exceptions, (iii) amendment of the existing leases effective upon closing of the IHC transactions between the Partnership and the Trust to provide for a fifteen year term from the date of closing, and (iv) providing for certain other future leases between the Partnership and the New Lessee. The closing of the transfer of the leases to Crossroads/Memphis and the effectiveness of the Master Agreement is anticipated to occur in November 1996.

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

                              RESULTS OF OPERATIONS

The following is a discussion of the results of operations of the Company and the Lessee for the three month periods ended September 30, 1996 and 1995.

THE COMPANY

Comparison of the Three Months Ended September 30, 1996 to the Three Months Ended September 30, 1995

For the three months ended September 30, 1996, the Company had total revenues of $12,341,045, consisting primarily of Percentage Lease revenue of $12,325,995. Interest expense of $945,187 was incurred on borrowings used for the acquisition of hotel properties, with an average outstanding balance under the Line of Credit (the "Line of Credit") of approximately $50.4 million, at an average

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                    EQUITY INNS, INC. AND TRUST LEASING, INC.

                        RESULTS OF OPERATIONS, Continued


interest rate of 7.3%. Net income for the period was $6,022,171 or $.26 per share. Funds From Operations (utilizing the definition of Funds From Operations recommended by the National Association of Real Estate Investment Trusts ["NAREIT"]) were $9,339,195 or $.39 per share. The Company considers Funds From Operations to be a key measure of a REIT's performance and believes that Funds From Operations should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity.

For the three months ended September 30, 1995, the Company had total revenues of $7,593,969, consisting primarily of Percentage Lease revenue of $7,588,229. Interest expense of $309,671 was incurred on borrowings used for the acquisition of hotel properties, with an average outstanding balance under the Line of Credit of approximately $38 million, at an average interest rate of 8.2%. Net income for the period was $3,903,564 or $.27 per share. Funds From Operations were $5,775,482 or $.38 per share.

The increase in Percentage Lease revenue for the three months ended September 30, 1996 over the comparable period last year is the result of (i) the number of hotels owned and leased increasing from 33 at September 30, 1995 to 46 at September 30, 1996 and (ii) to a lesser extent, increased Percentage Lease revenue for the Hotels owned throughout both periods. In addition, for the 46 hotels owned at September 30, 1996, on a pro forma basis, room revenue per available room ("REVPAR") was $52.46 for the three months ended September 30, 1996, compared to $50.97 for the comparable period in 1995, representing an increase of 2.9%. Real estate and personal property taxes and depreciation and amortization increased over the same period last year as a result of the increase in the number of hotels. Interest expense increased in the 1996 period due to the utilization of the Line of Credit for acquisitions. General and administrative expenses increased primarily as a result of the increase in number of hotels over the comparable period last year.


Comparison of the Nine Months Ended September 30, 1996 to the Nine Months Ended September 30, 1995

For the nine months ended September 30, 1996, the Company had total revenues of $28,977,112, consisting primarily of Percentage Lease revenue of $28,882,975. Interest expense of $3,040,723 was incurred on borrowings used for the acquisition of hotel properties, with an average outstanding balance under the Line of Credit of approximately $54.0 million, at an average interest rate of 7.3%. Net income for the period was $11,954,131 or $.60 per share. Funds From Operations (utilizing the new definition of Funds From Operations recommended by NAREIT) were $20,281,589 or $.98 per share.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                    EQUITY INNS, INC. AND TRUST LEASING, INC.

                        RESULTS OF OPERATIONS, Continued


For the nine months ended September 30, 1995, the Company had total revenues of $18,017,877, consisting primarily of Percentage Lease revenue of $17,996,253. Interest expense of $2,633,801 was incurred on borrowings used for the acquisition of hotel properties, with an average outstanding balance under the Line of Credit of approximately $38 million, at an average interest rate of 8.4%. Net income for the period was $6,922,780 or $.61 per share. Funds From Operations (under NAREIT's new definition) were $11,952,839 or $.99 per share.

The increase in Percentage Lease revenue for the nine months ended September 30, 1996 over the comparable period last year is the result of (i) the number of hotels owned and leased increasing from 33 at September 30, 1995 to 46 at September 30, 1996 and (ii) to a lesser extent, increased Percentage Lease revenue for the Hotels owned throughout both periods. In addition, for the 46 hotels owned at September 30, 1996, on a pro forma basis, REVPAR was $47.06 for the nine months ended September 30, 1996, compared to $45.79 for the comparable period in 1995, representing an increase of 2.8%. Real estate and personal property taxes and depreciation and amortization increased over the same period last year as a result of the increase in the number of hotels. Interest expense increased in the 1996 period due to the utilization of the Line of Credit for acquisitions.

General and administrative expenses increased primarily as a result of the increase in number of hotels over the comparable period last year.

In future periods, subsequent to the assignment of the leases by the Lessee as described in Note 5 of the Lessee's financial statements, general and administrative expenses will increase due to activities that will now be performed by the Company as a result of having an unaffiliated Lessee. Additionally, such expenses will increase as a result of the Company engaging in hotel construction and developmental activity.

The following is a reconciliation of net income before minority interest to Funds From Operations (under NAREIT's new definition):

                                                      Three Months Ended             Nine Months Ended
                                                          September 30,                September 30,
                                                      1996           1995           1996           1995
                                                  -----------    -----------    -----------    -----------

Income before minority interest                   $ 6,208,423    $ 4,118,011    $12,332,825    $ 7,354,389
Add:
  Depreciation of investment in
    hotel properties                                3,130,772      1,657,471      7,948,764      4,598,450
                                                  -----------    -----------    -----------    -----------

Funds From Operations                             $ 9,339,195    $ 5,775,482    $20,281,589    $11,952,839
                                                  ===========    ===========    ===========    ===========

Weighted average number of outstanding shares
  of Common Stock and Units of the Partnership     24,140,411     15,181,528     20,715,018     12,029,175
                                                  ===========    ===========    ===========    ===========

Funds From Operations per Share and Unit          $       .39    $       .38    $       .98    $       .99
                                                  ===========    ===========    ===========    ===========

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                    EQUITY INNS, INC. AND TRUST LEASING, INC.

                        RESULTS OF OPERATIONS, Continued


THE LESSEE

Comparison of the Three Months Ended September 30, 1996 to the Three Months Ended September 30, 1995

For the three months ended September 30, 1996, the Lessee had total revenues of $27,054,899, consisting primarily of room revenue of $25,394,556. Hotel expenses, other than Percentage Lease expense and consulting fees, as a percentage of total revenue, were 51.6%. Percentage Lease expenses, as a percentage of total revenue, were 45.6% reflecting the strength of the third quarter room revenues as compared to the other quarters. Consulting fees in the amount of $250,000 were paid to Trust Management, Inc. during the three months ended September 30, 1996, resulting in net income of $518,733. Pro forma REVPAR for the 46 hotels leased by the Lessee at September 30, 1996 was $52.46 for the three months ended September 30, 1996. Pro forma occupancy and average daily rate ("ADR") for the three months ended September 30, 1996 were 78.8% and $66.59, respectively, for the same period.

For the three months ended September 30, 1995, the Lessee had total revenues of $16,393,597, consisting primarily of room revenue of $15,409,779. Hotel expenses, other than lease expense and consulting fees, as a percentage of total revenue, were 49.3%. Percentage Lease expenses, as a percentage of total revenue, were 46.3% reflecting the strength of the third quarter room revenues as compared to the other quarters. Consulting fees in the amount of $750,000 were paid to McNeill Hospitality Corporation during the three month period, resulting in a net loss of $22,018. Pro forma REVPAR for the 46 hotels leased by the Lessee at September 30, 1995 was $50.97 for the three months ended September 30, 1995. Occupancy for the three months ended September 30, 1995 was 81.5%, and ADR was $62.51 for the same period.


Comparison of the Nine Months Ended September 30, 1996 to the Nine Months Ended September 30, 1995

For the nine months ended September 30, 1996, the Lessee had total revenues of $66,467,160, consisting primarily of room revenue of $62,040,022. Hotel expenses, other than Percentage Lease expense and consulting fees, as a percentage of total revenue, were 52.5%. Percentage Lease expense, as a percentage of total revenue, was 43.5%. Consulting fees in the amount of $750,000 were paid to Trust Management, Inc. during the nine months ended September 30, 1996, resulting in net income of $1,948,447. Pro forma REVPAR for the 46 hotels leased by the Lessee at September 30, 1996 was $47.06 for the nine months ended September 30, 1996. Pro forma occupancy and ADR for the nine months ended September 30, 1996 were 73.4% and $64.12, respectively, for the same period.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                    EQUITY INNS, INC. AND TRUST LEASING, INC.

                        RESULTS OF OPERATIONS, Continued


For the nine months ended September 30, 1995, the Lessee had total revenues of $41,208,126, consisting primarily of room revenue of $38,396,575. Hotel expenses, other than lease expense and consulting fees, as a percentage of total revenue, were 51.9%. Percentage Lease expenses, as a percentage of total revenue, were 43.7%. Pro forma REVPAR was $45.79 for the nine months ended September 30, 1995. Occupancy for the 46 hotels for the nine months ended September 30, 1995 was 76.5%, and ADR for the same period was $59.86.

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

Cash and cash equivalents as of September 30, 1996 were $5,758,741, compared to $132,630 at December 31, 1995. The increase in cash is the result of an advance funding from the Company's Line of Credit for the purchase of the Residence Inn in Burlington, Vermont, which took place on October 1, 1996. Additionally, all of the September 30, 1996 receivable due from the Lessee was received in October 1996. Net cash provided by operating activities for the nine months ended September 30, 1996 was $17,002,253.

In December 1995, the Company increased the principal amount of its Line of Credit from $69 million to $130 million. The increased facility bears interest at 1.75% over 90-day LIBOR (7.25% at September 30, 1996). Under the Company's charter, the Company may incur debt of up to 45% of its investment in hotel properties, at its cost. At September 30, 1996, the Company had outstanding debt of approximately $67 million, leaving approximately $63 million in the unused portion of the Line of Credit. The Line of Credit is secured by a first mortgage on 35 of the 46 hotels owned by the Partnership as of September 30, 1996, and will be secured by hotels acquired in the future using proceeds from the Line of Credit.

During the nine months ended September 30, 1996, the Company invested approximately $16 million to fund capital improvements to its properties, including replacement of carpets, drapes, renovation of common areas and improvement of hotel exteriors. Most of these capital improvements were

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                    EQUITY INNS, INC. AND TRUST LEASING, INC.

                   LIQUIDITY AND CAPITAL RESOURCES, Continued


required by the franchisor on hotels that the Company purchased as part of the franchisors' product improvement plan ("PIP"). The Company took the PIP into consideration when negotiating the prices for these properties, and, as a result, purchased them at substantially reduced prices. In addition, the Company has committed to fund approximately $2 million during the remainder of 1996 for capital improvements. The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowings under the Line of Credit. Under the Line of Credit, the Partnership has agreed to fund a minimum of 4% of room revenues per quarter on a cumulative basis, for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the hotels. Management believes that these amounts will be sufficient to fund required expenditures for the term of the Percentage Leases for the capital improvements anticipated. Recurring repairs and maintenance are performed by the Lessee.

The Company elected to be taxed as a REIT, commencing with its taxable year ended December 31, 1994 and expects to continue to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a result, the Company is not subject to federal income taxes or significant state income taxes on net income.

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

During the nine months ended September 30, 1996, the Partnership declared quarterly distributions in the aggregate of $17,915,542 to its partners, including the Trust, or $.84 per unit, and the Company declared distributions in the aggregate of $17,367,775, or $.84 per share to its shareholders.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                    EQUITY INNS, INC. AND TRUST LEASING, INC.

                   LIQUIDITY AND CAPITAL RESOURCES, Continued


The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional equity securities of the Company, or, in connection with acquisitions of hotel properties, issuance of Units in the Partnership. Pursuant to the Partnership Agreement for the Partnership, holders of Units have the right to require the Partnership to redeem their Units. During the nine months ended September 30, 1996, holders of Units tendered 182,815 Units for redemption. Pursuant to the Partnership Agreement, the Partnership has the option to redeem Units tendered for redemption on a one-for-one basis for shares of Common Stock or for an equivalent amount of cash. Alternatively, the Company may acquire directly Units tendered to the Partnership for redemption. The Company, through the Trust, acquired the 182,815 Units tendered in exchange for 182,185 shares of Common Stock increasing the Company's ownership of the Partnership, through the Trust, to approximately 97%. The Company anticipates that it will acquire, through the Trust, any other Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock.

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

         IMPLEMENTATION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", which is effective for fiscal years that begin after December 15, 1995. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and is effective for transactions entered into in fiscal years that begin after December 15, 1995. While SFAS No. 123 encourages adoption of the fair value based method, it also allows an entity to continue measuring compensation cost as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." However, such entities will be required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company expects to elect the disclosure only provisions of SFAS No. 123.

                                EQUITY INNS, INC.

                           PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's shareholders during the quarter ended September 30, 1996.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits -- EX-27 Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K -- The following Current Reports on Form 8-K were filed during the last quarter of the period covered by this Quarterly Report on Form 10-Q.

          (i) Current Report on Form 8-K dated June 25, 1996 and filed on August 5, 1996, reporting the Partnership's acquisition of an 80-room Residence Inn in Madison, Wisconsin, a 126-room Hampton Inn in Scottsdale, Arizona, and a 167-room Hampton Inn in Chattanooga, Tennessee (no financial statements available); and

          (ii) Current Report on Form 8-K dated September 9, 1996 and filed on September 13, 1996, reporting the listing and initiation of trading of the Company's Common Stock on the New York Stock Exchange.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Equity Inns, Inc.

    November 11 , 1996          By:  /s/Howard A. Silver
--------------------------      ------------------------------------------------
           Date                 Howard A. Silver
                                Vice President of Finance, Secretary, Treasurer,
                                Chief Financial Officer (Principal Financial and
                                Accounting Officer)

                                    EXHIBITS

Exhibit
Number        Description

 27           Financial Data Schedule (filed only electronically with the SEC)