Form 10-K
period 1996-12-31
EQUITY INNS INC
filed 1997-03-19
CIK 916530

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended December 31, 1996   Commission File Number  34-0-23290

                               EQUITY INNS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Tennessee                                    62-1550848
-------------------------------          ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

              4735 Spottswood, Suite 102, Memphis, Tennessee 38117
--------------------------------------------------------------------------------
         (Address of Registrant's Principal Executive Office) (Zip Code)

                                 (901) 761-9651
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No
                                     ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 13, 1997: $328,744,232.

Number of shares of Common Stock, $.01 par value, outstanding as of March 13, 1997: 23,693,278

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1997 (the "Proxy Statement") are incorporated by reference into Part III of this Report. Portions of the Registrant's Registration Statements on Form S-11 (No. 33-73304 and No. 33-80318) and Registration Statements on Form S-3 (No. 33-90364 and No. 33-93158) are incorporated by reference into Part IV of this report.

Exhibit Index beginning on Page 57.

                                EQUITY INNS, INC
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 1996


                                TABLE OF CONTENTS


                                     PART I
                                                                            Page
Item 1.  Business                                                            3

Item 2.  Properties                                                         21

Item 3.  Legal Proceedings                                                  22

Item 4.  Submission of Matters to a Vote of Security Holders                22

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters                                               23

Item 6.  Selected Financial Data                                            24

Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               27

Item 8.  Financial Statements and Supplementary Data                        35

Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                               55

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                 55

Item 11. Executive Compensation                                             55

Item 12. Security Ownership of Certain Beneficial Owners and
          Management                                                        55

Item 13. Certain Relationships and Related Transactions                     55

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on
          Form 8-K                                                          56

                                     PART I


ITEM 1. BUSINESS

(a) General Development of Business

Equity Inns, Inc. (the "Company") was incorporated on November 24, 1993. The Company is a real estate investment trust ("REIT") for federal income tax purposes. On March 1, 1994, the Company completed an initial public offering (the "IPO") of 5,117,500 shares of common stock, $.01 par value (the "Common Stock") (including the underwriters' over-allotment option). The offering price per share was $10.00 resulting in gross proceeds of $51.2 million. Net of underwriters' discount and offering expenses, the Company received approximately $46.2 million. Additionally, the Company issued 72,500 shares of common stock in a private placement at a price of $10.00 per share resulting in proceeds of $725,000. There were no operations from November 24, 1993 to February 28, 1994.

Upon completion of the IPO, the Company contributed substantially all of the net proceeds of the IPO to Equity Inns Partnership, L.P. (the "Partnership") in exchange for an approximately 86.5% sole general partnership interest in the Partnership. The Partnership used the proceeds to acquire eight Hampton Inn hotels (the "Initial Hotels") from various partnerships (the "Selling Partnerships") free of debt, to finance certain capital improvements to the Initial Hotels, including improvements required by franchisors, to pay franchise fees and for general working capital. Rather than receiving cash for their interest in the Selling Partnerships, upon the sale of the Initial Hotels, certain partners in the Selling Partnerships, including affiliates of the Company, elected to receive limited partnership interests in the Partnership aggregating an approximately 13.5% equity interest in the Partnership.

Since the IPO, the Company has completed additional underwritten public offerings and private placements of approximately totaling 18.3 million shares of Common Stock at prices ranging from $10.75 to $12.50 per share, the proceeds from which were contributed to the Partnership, and the Partnership has issued additional limited partnership interests to third parties in exchange for interests in hotel properties. The Company through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of the Partnership and at December 31, 1996, owned an approximately 96.7% interest in the Partnership.

(b) Financial Information About Industry Segment

The Company is in the business of acquiring equity interests in hotel properties. See the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required in Item 1.

(c) Narrative Description of Business

In order to qualify as a REIT, neither the Company nor the Partnership can operate hotels. From its inception through November 14, 1996, the Partnership leased all of its hotels to Trust Leasing, Inc., formerly McNeill Hotel Co., Inc. (the "Former Lessee"), pursuant to percentage leases ("Percentage Leases") which provide for rent based, in part, on the revenues from the hotels and which are designed to allow the Company to participate in the growth of room revenues, and where applicable, food and beverage revenue.

The Former Lessee is principally owned by Phillip H. McNeill, Sr., Chairman of the Board and Chief Executive Officer of the Company.

Effective November 15, 1996, the Former Lessee, as the lessee of the 47 hotels owned at such date by the Partnership, transferred and assigned its assets, including all Percentage Leases between the Former Lessee and the Partnership, pursuant to a Contribution Agreement dated October 4, 1996 (the "Contribution Agreement") to Crossroads/Memphis Partnership, L.P. (the "Lessee") and Crossroads/Memphis Company, L.L.C. in exchange for units of limited partnership interest in the Lessee. The sole general partner of the Lessee is a wholly-owned subsidiary of Interstate Hotels Corporation ("Interstate"). The Company also entered a Master Agreement providing Crossroads Future Company, L.L.C. (the "Future Lessee"), an affiliate of Interstate, a right of first offer to lease hotels acquired by the Company in the future, subject to certain limitations. See "Master Agreement--Future Lessee Right of First Offer" below.

The Former Lessee and Trust Management, Inc. ("Trust Management") are the only limited partners of the Lessee. With limited exceptions, the sole general partner of the Lessee exercises full, complete and exclusive discretion in management and control of the Lessee, with the Former Lessee and Trust Management having no participation or control over the business of the Lessee. Trust Management is wholly-owned by Phillip McNeill, Sr. and the Former Lessee is majority-owned by Mr. McNeill. Messrs. David Levine, Howard Silver and Phillip McNeill, Jr., officers of the Company, own only minority interests in the Former Lessee. The term "Lessees" is used herein to refer collectively to the Lessee and the Future Lessee.

At December 31, 1996, the Partnership owned 48 hotel properties, with a total of 5,811 rooms in 24 states ("Current Hotels"). This geographical distribution and franchise diversity is further illustrated by the following chart.

                                                                      % Of
                              Franchise                               Total            Date
 State/City                  Affiliation              Rooms           Rooms           Opened
------------               ---------------            -----           -----       ---------------
ALABAMA:
  ENTERPRISE               Comfort Inn                 78              1.3%       May 1987

ARIZONA:
  SCOTTSDALE               Hampton Inn                126              2.2%       January 1996
  PHOENIX                  Homewood Suites            124              2.1%       September 1996

ARKANSAS:
  LITTLE ROCK              Hampton Inn                122              2.1%       September 1985

CONNECTICUT:
  MILFORD                  Hampton Inn                148              2.5%       August 1986
  MERIDEN                  Hampton Inn                126              2.2%       May 1988
  HARTFORD                 Homewood Suites            132              2.3%       May 1990

FLORIDA:
  SARASOTA                 Hampton Inn                 97              1.7%       March 1987
  JACKSONVILLE             Hampton Inn                122              2.1%       November 1986
  JACKSONVILLE BEACH       Comfort Inn                180              3.1%       October 1973

GEORGIA:
  COLUMBUS                 Hampton Inn                119              2.0%       September 1986

                                                                         % Of
                                Franchise                                Total            Date
 State/City                    Affiliation               Rooms           Rooms           Opened
------------                  -------------              -----           -----       ---------------
KENTUCKY:
  LOUISVILLE                  Hampton Inn                119              2.6%       December 1986

ILLINOIS:
  GURNEE (Chicago)            Hampton Inn                134              2.3%       June 1988
  NAPERVILLE (Chicago)        Hampton Inn                130              2.2%       October 1987

INDIANA:
  INDIANAPOLIS                Hampton Inn                129              2.2%       March 1987

MARYLAND:
  GLEN BURNIE (Baltimore)     Hampton Inn                116              2.0%       December 1989

MICHIGAN:
  ANN ARBOR                   Hampton Inn                153              2.6%       November 1986
  TRAVERSE CITY               Hampton Inn                127              2.2%       January 1987
  DETROIT                     Hampton Inn                125              2.2%       August 1989

MINNESOTA:
  EAGAN (Minneapolis)         Residence Inn              120              2.1%       January 1988

NEBRASKA:
  OMAHA                       Residence Inn               80              1.4%       January 1981

NEW JERSEY:
  TINTON FALLS                Residence Inn               96              1.7%       June 1988

NEW YORK:
  ALBANY                      Hampton Inn                155              2.7%       July 1986

NORTH CAROLINA:
  WILKESBORO                  Holiday Inn Express        101              1.7%       August 1985
  SHELBY                      Hampton Inn                 78              1.3%       February 1989
  GASTONIA                    Hampton Inn                109              1.9%       February 1989
  FAYETTEVILLE                Hampton Inn                122              2.1%       May 1986
  WINSTON-SALEM               Holiday Inn                160              2.8%       October 1969

OHIO:
  CLEVELAND                   Hampton Inn                123              2.1%       January 1987

PENNSYLVANIA:
  STATE COLLEGE               Hampton Inn                121              2.1%       January 1987
  SCRANTON                    Hampton Inn                129              2.2%       February 1994

SOUTH CAROLINA:
  MT. PLEASANT (Charleston)   Holiday Inn                158              2.7%       May 1988

                                                                         % Of
                                Franchise                                Total            Date
 State/City                    Affiliation               Rooms           Rooms           Opened
------------                  -------------              -----           -----       ---------------
TENNESSEE
  CLEVELAND                   Hampton Inn                   60              1.0%     March 1993
  KNOXVILLE                   Hampton Inn                  118              2.0%     February 1991
  CHATTANOOGA                 Hampton Inn                  167              2.9%     April 1988

TEXAS:
  ARLINGTON (Dallas)          Hampton Inn                  142              2.4%     December 1985
  FT. WORTH                   Hampton Inn                  125              2.2%     February 1987
  COLLEGE STATION             Hampton Inn                  135              2.3%     May 1986
  AUSTIN                      Hampton Inn                  121              2.1%     July 1987
  GARLAND (Dallas)            Hampton Inn                  125              2.2%     October 1986
  SAN ANTONIO                 Homewood Suites              123              2.1%     August 1996

VERMONT:
  RUTLAND                     Comfort Inn                  104              1.8%     August 1985
  BURLINGTON                  Residence Inn                 96              1.7%     November 1988

WEST VIRGINIA:
  BECKLEY                     Hampton Inn                  109              1.9%     March 1992
  BLUEFIELD                   Holiday Inn                  120              2.1%     May 1980
  MORGANTOWN                  Hampton Inn                  108              1.9%     June 1991
  OAK HILL                    Holiday Inn                  119              2.0%     August 1983

WISCONSIN:
  MADISON                     Residence Inn                 80              1.3%     January 1988
                                                         -----            -----

                              TOTAL ROOMS                5,811            100.0%
                                                         =====            =====

Since December 31, 1996, the Partnership has acquired seven additional hotel properties: a 96-room Residence Inn hotel in Colorado Springs, Colorado; a 135-room Residence Inn hotel in Oklahoma City, Oklahoma; a 128-room Residence Inn hotel in Tucson, Arizona; a 129-room Hampton Inn hotel in Savannah, Georgia; a 119-room Hampton Inn hotel in Norfolk, Virginia; a 50-room Hampton Inn hotel in Pickwick, Tennessee; and a 86-room Hampton Inn hotel in Southaven (Memphis), Mississippi. The 55 hotels owned and contracted to own by the Company at March 13, 1997 are herein referred to as the "Hotels."

The Company has contracted to acquire a 135-room Hampton Inn hotel in Overland Park, Kansas, and has announced that it has entered into agreements to acquire 28 Hampton Inn hotels with an aggregate of 3,487 rooms in 14 states from a series of partnerships controlled by Growth Hotel Investors ("GHI") and Growth Hotel Investors II ("GHI II") for purchase prices aggregating approximately $182 million which includes franchisor required renovations and franchise fees. The GHI and GHI II hotels are located principally in the southeastern and midwestern United States in major urban and suburban markets. The GHI and GHI II agreements provide for a due diligence period which expires on April 28, 1997, during which time the Company may terminate the agreements for any reason. In connection with this transaction, the Company has placed a $10 million refundable security deposit with an escrow agent. The deposit is refundable through April 28, 1997 if the Company chooses to terminate the agreement. The purchase and sale of the hotels are subject to the requisite approvals of the limited partners of GHI and GHI II, which those partnership must obtain through a proxy solicitation, as well as customary real estate closing conditions.

BUSINESS STRATEGY

The Company has developed a growth strategy which management believes capitalizes on attractive acquisition opportunities and improving industry conditions. The Company's primary objective is to increase funds from operations and enhance shareholder value by participating in increased revenues from the Hotels through leases which provide for rent payments based on the revenues from the Hotels and by acquiring equity interests in additional hotels that meet the Company's investment criteria.

ACQUISITION STRATEGY

The Company intends to acquire additional existing hotel properties that meet its investment criteria. While the Company has placed particular emphasis on Hampton Inn hotels, it also considers acquisitions of other premium limited service and extended stay hotel properties in the mid-price segment.

The Company considers investment in hotel properties which meet some or all of the following criteria:

         Particular emphasis is given to premium limited service hotels in the mid-price segment, such as Hampton Inn(R), Comfort Inn(R), Holiday Inn Express(R) and Marriott Courtyard(R) and premium extended stay properties such as Hampton Inn & Suites(R), Homewood Suites(R) and Residence Inn(R), with major franchisors such as Promus Hotel Corporation and Marriott Corporation;

         Properties in attractive locations which may be underperforming due to poor management, weak franchise affiliation or a need for renovation;

         Properties in attractive locations that the Company believes could benefit significantly by changing franchise affiliations to a brand the Company believes will strengthen the acquired hotel's competitive position or by converting hotel properties from full service to limited service;

         Properties with relatively stable operating histories; and

         Properties with purchase prices which, coupled with the elimination or significant reduction of debt, may allow the Company to realize a favorable return on its investment.

The Company has a right of first refusal to acquire from Affiliates of Mr. McNeill, a Homewood Suites hotel in Germantown, Tennessee, and three Hampton Inn hotels in Destin, Florida, San Antonio, Texas and Highlands, North Carolina. The rights of first refusal require that before a property is sold to a person or entity other than the Partnership, the seller must first offer the property to the Partnership on the same terms and conditions as the proposed sale to a third party. Mr. McNeill also has agreed to grant a similar right of first refusal, as well as an option, on any future hotel developments controlled by Mr. McNeill or his Affiliates, including a Hampton Inn hotel in Collierville, Tennessee and a Hampton Inn hotel proposed for development in White River Junction, Vermont. The option provides that the Company or Partnership may purchase any such hotel at any time twelve months after the opening of the hotel for a price determined by appraisal. Management currently anticipates that a property will have achieved stabilized operating performance and cash flows prior to the Partnership considering the purchase of such property. All investment decisions relating to transactions between the Company or the Partnership, and Mr. McNeill or his Affiliates, must be approved by a majority of the Independent Directors.

The Company intends to consider selective development of hotel properties, principally in the premium extended stay and limited service segment of the market. At December 31, 1996, the Company had a 125-room Hampton Inn & Suites hotel under construction in Bartlett (Memphis), Tennessee. The hotel is expected to open in the fall of 1997.

INTERNAL GROWTH STRATEGY

The Percentage Leases are designed to allow the Company to participate in any growth in room revenues at the Hotels and to a lesser extent, food and beverage revenue, if any. The Percentage Leases provide for rent equal to the greater of
(i) a fixed Base Rent or (ii) Percentage Rent. The Percentage Leases provide that the Base Rent and the thresholds for the payment of Percentage Rent will be adjusted annually (subject to an annual cap of 7%) based on changes in the United States Consumer Price Index ("CPI").

EMPLOYEES

Effective January 1, 1995, the Company's three executive officers became employees of a wholly-owned subsidiary of the Company. At December 31, 1996, the Company had a total of three employees. Effective January 1, 1997, certain employees of the Former Lessee became employees of the Company. At March 1, 1997, the Company had 14 employees.

COMPETITION

The hotel industry is highly competitive. Each of the Hotels is located in a developed area that includes other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on occupancy, ADR and Revenue Per Available Room ("REVPAR") of the Hotels or at hotel properties acquired in the future.

The Company may be competing for investment opportunities with entities which have substantially greater financial resources than the Company. These entities generally may be able to accept more risk than the Company prudently can manage. Competition generally may reduce the number of suitable investment opportunities available to the Company and increase the bargaining power of property owners seeking to sell. Further, the Company believes that competition from entities organized for purposes substantially similar to the Company's objectives will increase significantly.

FRANCHISE AGREEMENTS

The Lessees hold or will hold the franchise license for each of the Hotels. Thirty-seven of the fifty-six Hotels currently owned and contracted to own by the Partnership are licensed as Hampton Inn hotels. Hampton Inn(R) is a registered trademark of Promus Hotels, Inc. ("Promus"). Promus approved the transfer of the franchise license to the Lessee when the Partnership acquired each Hotel that is operated as a Hampton Inn hotel. Three of the Hotels are licensed as Comfort Inn hotels. Comfort Inn(R) is a registered trademark of Choice Hotels International, Inc., ("Choice"). Choice approved the transfer of the franchise license to the Lessee when the Partnership acquired each Hotel that is operated as a Comfort Inn. Five of the Hotels are licensed as Holiday Inn hotels or Holiday Inn Express hotels. Holiday Inn(R) and Holiday Inn Express(R) are registered trademarks of Holiday Inns, Inc., ("Holiday Inn"). Holiday Inn approved the transfer of the franchise license to the Lessee when the Partnership acquired each Hotel that is operated as a Holiday Inn or Holiday Inn Express. Eight of the Hotels are licensed as Residence Inn hotels. Residence Inn(R) is a registered trademark of Marriott Corporation ("Marriott"). Marriott approved the transfer of the franchise license to the Lessee when the Partnership acquired each Hotel that is operated as a Residence Inn hotel. Three of the Hotels are licensed as Homewood Suites hotels. Homewood

Suites(R) is a registered trademark of Promus Hotel Corporation. The Company intends to maintain the existing franchise affiliations of all the hotels.

The Company anticipates that most of the additional hotel properties in which it invests will be operated under franchise licenses. The Company believes that the public's perception of quality associated with a franchisor is an important feature in the operation of a hotel. Franchisors provide a variety of benefits for franchisees which include national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems.

The Hampton Inn, Homewood Suites, Comfort Inn, Residence Inn and Holiday Inn franchise licenses generally specify certain management, operational, recordkeeping, accounting, reporting and marketing standards and procedures with which the Lessee must comply. Such franchise licenses obligate the Lessee to comply with the franchisors' standards and requirements with respect to training of operation personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the Lessee, display of signage, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

Each new franchise license generally gives the Lessee the right to operate the particular Hotel under a franchise license for periods ranging up to 20 years. The franchise agreements provide for termination at the franchisor's option upon the occurrence of certain events, including the Lessee's failure to pay royalties and fees or perform its other covenants under the license agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the license without the consent of the franchisor, or failure to comply with applicable law in the operation of the relevant Hotel. The Lessee will be entitled to terminate the franchise license only by giving at least 12 months' notice and paying a specific amount of liquidated damages. The license agreements will not renew automatically upon expiration. The Partnership made franchise transfer payments to franchisors aggregating $340,400 in 1996. The Partnership is also committed to franchisors to fund certain capital improvements to hotel properties when acquired, which are funded from borrowings, working capital, or the room renovation accounts. The Partnership made capital improvements of approximately $19.4 million to its hotel properties in 1996, including approximately $10.6 million in renovations required by franchisors. In 1997, the Partnership expects to fund approximately $11.1 million of capital improvements, approximately $5.9 million of which is renovation required by franchisors, for the hotel properties owned and contracted to own at December 31, 1996. The Lessee is responsible for making royalty payments under the franchise agreements to the franchisors. Under the Hampton Inn franchise agreements, the Lessee pays a franchise fee of 8% of room revenue (plus additional fees). One half of such fee is designated for a marketing and reservation fund for the benefit of Hampton Inn hotels systemwide. Under the Homewood Suites franchise agreements, the Lessee pays a franchise fee of 4% of room revenue, of which 4% is designated for a marketing and reservations fund. Under the Comfort Inn franchise agreements, the Lessee pays a franchise fee of 8.05% of room revenue, of which 3.05 % (plus additional fees) is designated for a marketing and reservations fund. Under the Holiday Inn franchise agreements, the Lessee pays a franchise fee of 7% of room revenue, of which 3% (plus additional fees) is designated for a marketing and reservations fund. Under the Residence Inn franchise agreements, the Lessee pays a franchise fee of 6.5% of room revenue, of which 2.5% (plus additional fees) is designated for a marketing and reservations fund. Promus has agreed that in the event of a default by the Lessee under a franchise agreement for the Hampton Inn hotels or the Partnership's termination of a Percentage Lease for a Hampton Inn hotel, upon request by the Partnership and the curing of any event of default, Promus will allow that hotel to be operated by a designee of the Partnership acceptable to Promus for a reasonable period of time, not to exceed twelve (12) months, to allow the designee of the Partnership to apply for a new franchise license. The Partnership will be obligated to pay Promus' actual costs of investigating the Partnership's designee. In addition, Promus requires that normal change of ownership commitment fees be paid when a designee applies for a new franchise license.

MASTER AGREEMENT

         Future Lessee Right of First Offer

Pursuant to a Master Agreement dated as of November 4, 1996 (the "Master Agreement") among the Company, the Partnership, Interstate, the Lessee, and the Future Lessee, the Company and the Partnership granted to the Future Lessee a right of first offer (the "Future Lessee Right of First Offer") to lease hotels acquired or developed by the Partnership or the Company prior to November 15, 2001 (the "Term"), subject to certain exceptions described below.

During the Term, the Partnership and any affiliates must deliver to the Future Lessee a notice (a) specifying the proposed rent terms upon which the Partnership would be willing to lease a proposed acquisition or development hotel to the Future Lessee and (b) providing certain additional items of information to the Future Lessee. For any single acquisition or development hotel or for any portfolio of up to four such hotels, the Future Lessee shall have 21 days following receipt of the notice to agree to the Partnership's proposed terms or propose alternative rent terms and reach an agreement with the Partnership as to such terms and execute a percentage lease agreement incorporating such terms. In the event the Future Lessee does not agree within 21 days to lease the particular hotel(s) pursuant to the rent terms set forth in the notice, the Partnership may lease the hotel(s) to a non-affiliated lessee (an "Alternative Lessee"); provided, however, that the rent terms of such lease are no more favorable to the Alternative Lessee than the rent terms rejected by the Future Lessee. For any portfolio of five or more acquisition or development hotels, the Future Lessee shall have 25 days following receipt of the notice to agree to the Partnership's proposed terms, execute leases incorporating such terms. If the Partnership does not enter into a lease with an Alternative Lessee for any acquisition or development hotel or any hotel portfolio within 60 days, the Partnership must again send a notice to the Future Lessee setting forth proposed rent terms of the proposed lease for such hotel or hotel portfolio. The Future Lessee will then have 21 or 25 days, as applicable, to elect to lease the hotel or hotel portfolio from the Partnership upon the terms set forth in the second notice.

The Future Lessee Right of First Offer does not apply to (i) hotels acquired or developed by the Partnership where the seller requires, as a condition of sale, that the seller or an affiliate of the seller be the lessee or manager of the hotel following acquisition by the Partnership, (ii) any acquisition hotel which is subject to a hotel lease which cannot be terminated without the payment of liquidated damages or other financial penalties and the Future Lessee does not agree to pay such damages, and (iii) any hotels currently subject to the Company's agreements with Promus Hotels, Inc.

The Partnership may terminate the Future Lessee Right of First Offer upon termination of the Company's status as a REIT for federal income tax purposes and subject to the satisfaction of termination obligations under the Percentage Leases. The Partnership may also terminate the Future Lessee Right of First
Offer: (i) upon the occurrence under a lease of an event of default by the Lessee or the Future Lessee; (ii) in the event of a default under the Master Agreement; or (iii) in the event of a default under the Lease Guaranties.

Interstate and its parent, Interstate Hotels Company, each executed a Lease Guaranty guaranteeing the prompt and full payment of rent and all other amounts due to the Partnership and the prompt and complete performance of all obligations by the Lessee to the Partnership under the Consolidated Lease Amendment and will guarantee all obligations under future leases between the Company and the Partnership and any affiliate of Interstate.

         Development Option in Favor of the Partnership

During the Term, Interstate has granted to the Partnership, a development option (the "Development Option") to purchase certain brand name midscale, upper economy, economy and budget hotels which Interstate plans to develop (the "Interstate Development Hotels") and which Interstate notifies the Partnership prior to commencement of construction that Interstate plans to sell after completion of construction for a purchase price equal to the greater of 105% of Interstate's budgeted development costs or such budgeted development costs plus cost overruns, with the right to terminate in the event of overruns.

Interstate must deliver to the Partnership a notice specifying the proposed development cost budget for each such Interstate Development Hotel and providing certain additional items of information to the Partnership. Within 21 days following receipt of the notice, the Partnership may exercise its Development Option to purchase such hotel, and the Future Lessee shall have the right to lease any Interstate Development Hotel sold to the Partnership pursuant to its exercise of the Development Option. The Future Lessee shall have 15 days following receipt of the Partnership's proposed rent terms to (i) agree to the Partnership's proposed terms and execute a Percentage Lease thereto or (ii) propose alternative rental terms, reach an agreement with the Partnership as to such terms and execute a Percentage Lease incorporating such terms. In the event that (a) the Partnership does not provide notice of its intent to exercise its Development Option within 21 days or (b) the Partnership and the Future Lessee do not agree within 21 days to rent terms for the particular hotel, the Partnership shall have waived its rights under the Development Option and Interstate may retain or sell the hotel in its sole discretion.

In the event Interstate's actual development costs exceed budgeted development costs for any such Interstate Development Hotel, the Partnership shall have the right to purchase such hotel for a purchase price equal to (1) 105% of the budgeted development costs plus (2) the amount by which the actual costs exceed the budgeted costs of such hotel, with the parties to renegotiate in good faith the rent terms for such hotel to reflect the increased purchase price. If the Partnership does not elect to so purchase the hotel, then Interstate shall have the right to sell such hotel to the Partnership for a purchase price equal to 105% of its budgeted development costs. In the event that, during the Term, Interstate has not offered to the Partnership at least five Interstate Development Hotels, the term of the Development Option shall be extended until such time as Interstate has offered five Interstate Development Hotels to the Partnership in accordance with the Development Option.

         Partnership Right of First Offer

During the Term, Interstate has granted the Partnership a right of first offer (the "Partnership Right of First Offer") to acquire midscale, upper economy, and budget hotels which Interstate or any affiliate of Interstate owned at November 15, 1996 or acquires or develops during the Term (the "Interstate First Offer Hotels").

Prior to offering an Interstate First Offer Hotel for sale, Interstate shall deliver to the Partnership a notice of its intent to sell such hotel and stating Interstate's proposed cash purchase price. Within 21 days following receipt of the notice, the Partnership may elect to purchase the Interstate First Offer Hotel for Interstate's proposed purchase price by delivering a notice to Interstate of its intent to purchase such hotel, and Future Lessee shall have the right to lease any Interstate First Option Hotel sold to the Partnership pursuant to its exercise of the Partnership Right of First Offer. The Future Lessee shall have 15 days following receipt of the Partnership's proposed rent terms to agree to the Partnership's proposed terms and execute a Percentage Lease thereto or propose alternative rental terms, reach an agreement with the Partnership as to such terms and execute a Percentage

Lease incorporating such terms. In the event that (a) the Partnership does not provide notice of its intent to exercise its Partnership Right of First Offer within 21 days or (b) the Partnership and the Future Lessee do not agree within 21 days to rent terms for the particular hotel, (1) the Partnership shall have waived its rights under the Partnership Right of First Offer, and (2) Interstate may sell such Interstate First Offer Hotel at any time within 195 days from the date of its notice of sale to the Partnership, for a purchase price equal to or greater than 95% of the price listed in such notice. In the event that Interstate desires to sell such Interstate First Offer Hotel for a price less than 95% of the price listed in such notice, Interstate must again comply with its notice requirements to the Partnership prior to marketing or soliciting for sale such hotel.

THE PERCENTAGE LEASES

Each hotel owned by the Partnership is separately leased to the Lessee or, with respect to all Hotels acquired since November 15, 1996, the Future Lessee, under a Percentage Lease. Effective November 15, 1996, each of the existing Percentage Leases was amended and restated in a Consolidated Lease Amendment between the Partnership and the Lessee (the "Consolidated Lease Amendment"). The principal amendments were as follows: (i) the term of each Percentage Lease was increased to 15 years from the date of closing, with rent for the final five years of the term to be re-negotiated after ten years, and, if the parties cannot agree to new rent terms, the new rent terms will be determined by arbitration; (ii) the non-compete provision precluding the Lessee or its affiliates from owning, leasing, operating, managing or franchising any hotel or motel within a 20-mile radius of any hotel in which the Partnership or an affiliate of the Partnership has an interest, was deleted; (iii) events of default shall include, among others, (a) the failure of the Lessee to make Base Rent or Percentage Rent payments when due and payable and continuing for a 10-day period after receipt of notice from the Partnership, as compared to the previous 90-day period for non-payment of Percentage Rent and (b) occurrence of a breach of any representation or warranty under the Lease Guaranties; (iv) the Lessee shall be required, not later than 30 days prior to the commencement or each lease year, to prepare and submit to the Partnership for its approval a capital budget; (v) prohibitions on payment of fees to any affiliate of the Lessee were deleted;
(vi) the Partnership has the right to approve any manager of its hotels that is not an affiliate of the Lessee; (vii) the Lessee will have an extended period (up to 30 days) to cure defaults under the franchise agreements; (viii) certain amendments were made in the casualty restoration and condemnation provisions;
(ix) the respective obligations of the parties relating to franchise agreements, capital expenditures and repairs and maintenance were amended; (x) the Partnership has the right to terminate the lease (a) upon a sale of the property, provided that the Partnership either (1) offers the Lessee a substitute lease or leases creating for the Lessee a leasehold estate having substantially the same fair market value as the Percentage Lease for the property being sold or (2) pays the Lessee a termination payment equal to the net present value of the property's cash flow to the Lessee, and (b) in the event that the Company terminates its REIT status and the Partnership makes the applicable lease termination payment; and (xi) the Lessee has a right of first offer to acquire hotels subject to the Percentage Leases. Future leases between the Partnership and the Future Lessee will contain provisions substantially similar to the Consolidated Lease Amendment.

Each Percentage Lease has a non-cancelable initial term of fifteen (15) years, subject to earlier termination upon the occurrence of certain contingencies described in the Percentage Leases. During the term of each Percentage Lease, the Lessee is obligated to pay (i) the greater of Base Rent or Percentage Rent and (ii) certain other amounts, including interest accrued on any late payments or charges. Base Rent accrues and is required to be paid monthly. Percentage Rent is based on percentages of room revenues and to a lesser extent, food and beverage revenues, if any, for each of the Hotels. Both the Base Rent and the threshold room revenue amount in each Percentage Rent formula will be adjusted for changes in the CPI. The adjustment is calculated at the beginning of each lease year based upon the average change in the CPI during the prior 24 months. The adjustment in any lease year may not exceed 7% of the Base Rent and threshold room revenue amounts for the prior fiscal year. Percentage Rent is payable quarterly, on or before the 30th day following the end of each of the calendar quarters in each fiscal year.

The following table summarizes the percentages of room revenues in excess of certain levels payable as Percentage Rent under the Percentage Leases as of January 1, 1997.

                                        Range of Percentages of Room Revenue
                                        ------------------------------------
                                         First Tier                Top Tier
                                         ----------                --------
Full Service (1)                         28% to 38%               65% to 77%

Extended Stay                            27% to 37%               65% to 75%

Limited Service                          22% to 37%               62% to 74%

(1) Percentage Rent formula also includes 15%-30% of beverage revenue and 5%-15% of food revenue.

Other than real estate and personal property taxes and maintenance of underground utilities and structural elements, which are obligations of the Partnership, the Percentage Leases require the Lessee to pay insurance, utilities and all other costs and expenses incurred in the operation of the Hotels. The Percentage Leases also provide for rent reductions and abatements in the event of damage or destruction or a partial taking of any Hotel.

Maintenance and Modifications. Under the Percentage Leases, the Partnership is required to maintain the underground utilities and the structural elements of the improvements, including exterior and interior load bearing walls (excluding plate glass) and the roof of each Hotel. In addition, the Percentage Leases obligate the Partnership to fund certain capital expenditures in the Hotels pursuant to the capital budgets approved by the Partnership, when and as deemed necessary by the Lessee, up to an amount equal to 4% of annual room revenue, net of amounts actually expended for capital expenditures for each Hotel during any fiscal year. The Partnership's obligation will be carried forward to the extent that the Lessee has not expended such amount, and any unexpended amounts will remain the property of the Partnership upon termination of the Percentage Leases. Otherwise, the Lessee is required, at its expense, to maintain the Hotels in good order and repair, except for ordinary wear and tear, and to make non-structural, foreseen and unforeseen, and ordinary and extraordinary, repairs which may be necessary and appropriate to keep the Hotels in good order and repair.

The Lessee, at its expense and with the Partnership's approval, may make non-capital and capital additions, modifications or improvements to the Hotels, provided that such action does not significantly alter the character or purposes of the Hotels or significantly detract from the value or operating efficiencies of the Hotels. All such alterations, replacements and improvements shall be subject to all the terms and provisions of the Percentage Leases and will become the property of the Partnership upon termination of the Percentage Leases. The Partnership owns substantially all personal property (other than inventory, linens and other nondepreciable personal property) not affixed to, or deemed a part of, the real estate or improvements thereon, except to the extent that ownership of such personal property would cause the rents under a Percentage Lease not to qualify as "rents from real property" for REIT income test purposes.

Insurance and Property Taxes. The Partnership is responsible for paying real estate and personal property taxes on the Hotels (except to the extent that personal property associated with the Hotels is owned by the Lessee). The Lessee is required to keep in force and pay or reimburse the

Partnership for all insurance on the Hotels, with extended coverage, including casualty, comprehensive general public liability, workers' compensation, earthquake, flood and other insurance appropriate and customary for properties similar to the Hotels and naming the Partnership as an additional named insured.

Indemnification. Under each of the Percentage Leases, the Lessee is obligated to indemnify, and is obligated to hold harmless, the Partnership from and against liabilities, costs and expenses (including reasonable attorneys' fees and expenses) incurred by, imposed upon or asserted against the Partnership on account of, among other things, (i) any accident or injury to person or property on or about the Hotels, (ii) any misuse by the Lessee or any of its agents of the leased property, (iii) any environmental liability resulting from any action or negligence of the Lessee, (iv) taxes and assessments in respect of the Hotels (other than real estate and personal property taxes and income taxes of the Partnership on income attributable to the Hotels), (v) the sale or consumption of alcoholic beverages on or in the real property or improvements thereon, or
(vi) any breach of the Percentage Leases by Lessee; provided, however, that such indemnification will not be construed to require the Lessee to indemnify the Partnership against the Partnership's own grossly negligent acts or omissions or willful misconduct or third-party contractual liabilities arising from termination of the Percentage Leases due to an event of default by the Partnership thereunder.

Assignment and Subleasing. The Lessee is not permitted to sublet all or any part of the Hotels or assign its interest under any of the Percentage Leases, other than to an Affiliate of the Lessee, without the prior written consent of the Partnership. No assignment or subletting will release the Lessee from any of its obligations under the Percentage Leases.

Damage to Hotels. In the event of damage to or destruction of any hotel covered by insurance which renders the Hotel unsuitable for the Lessee's use and occupancy, the Lessee, at its option, will be obligated to (i) repair, rebuild, or restore the Hotel or (ii) offer to acquire the Hotel on the terms set forth in the applicable Percentage Lease. If the Lessee rebuilds the Hotel, the Partnership is obligated to disburse to the Lessee, from time to time and upon satisfaction of certain conditions, any insurance proceeds actually received by the Partnership as a result of such damage or destruction, and any excess costs of repair or restoration will be paid by the Lessee. If the Lessee decides not to rebuild and the Partnership exercises its right to reject the Lessee's mandatory offer to purchase the Hotel on the terms set forth in the Percentage Lease, the Percentage Lease will terminate and the insurance proceeds will be retained by the Partnership. If the Partnership accepts the Lessee's offer to purchase the Hotel, the Percentage Lease will terminate and the Lessee will be entitled to the insurance proceeds. In the event that damage to or destruction of a Hotel which is covered by insurance does not render the Hotel wholly unsuitable for the Lessee's use and occupancy, the Lessee generally will be obligated to repair or restore the Hotel. In the event of damage to or destruction of any Hotel which is not covered by insurance, the Lessee will be obligated to either repair, rebuild, or restore the Hotel or offer to purchase the Hotel on the terms and conditions set forth in the Percentage Lease. The Percentage Lease shall remain in full force and effect during the period required for repair or restoration of any damaged or destroyed Hotel, with the Lessee to receive a credit against rental payments and other charges in an amount equal to any loss-of-income insurance proceeds actually received by the Partnership.

Condemnation of Hotel. In the event of a total condemnation of a Hotel , the relevant Percentage Lease will terminate with respect to such Hotel as of the date of taking, and the Partnership and the Lessee will be entitled to their shares of the condemnation award in accordance with the provisions of the Percentage Lease. In the event of a partial taking which does not render the Hotel unsuitable for the Lessee's use, the Lessee shall restore the untaken portion of the Hotel to a complete architectural unit and the Partnership shall contribute to the cost of such restoration that part of the condemnation award specified for restoration, provided that if the condemnation awards are inadequate to restore the affected Hotel to a complete architectural unit, either the Partnership or the Lessee shall have the right to terminate the applicable Percentage Lease.

Events of Default. Events of Default under the Percentage Leases include, among others, the following:

         (i) the occurrence of an Event of Default under any other lease between the Partnership and the Lessee or any Affiliate of the Lessee (including the Consolidated Lease Amendment);

         (ii) the failure by the Lessee to pay Base Rent, Percentage Rent or any additional charges within 10 days after written notice from the Partnership that such has become due and payable;

         (iii) the failure by the Lessee to observe or perform any other term of a Percentage Lease and the continuation of such failure for a period of 30 days after receipt by the Lessee of notice from the Partnership thereof, unless such failure cannot be cured within such period and the Lessee commences appropriate action to cure such failure within said 30 days and thereafter acts, with diligence, to correct such failure within such time as is necessary;

         (iv) if the Lessee or a guarantor of the Percentage Leases shall file a petition in bankruptcy or reorganization pursuant to any federal or state bankruptcy law or any similar federal or state law, or shall be adjudicated a bankrupt or shall make an assignment for the benefit of creditors or shall admit in writing its inability to pay its debts generally as they become due, or if a petition or answer proposing the adjudication of the Lessee or a guarantor of the Percentage Leases as bankrupt or its reorganization pursuant to any federal or state bankruptcy law or any similar federal or state law shall be filed in any court and the Lessee or a guarantor of the Percentage Leases shall be adjudicated a bankrupt and such adjudication shall not be vacated or set aside or stayed within 60 days after the entry of an order in respect thereof, or if a receiver of the Lessee or a guarantor of the Percentage Leases or of the whole or substantially all of the assets of the Lessee shall be appointed in any proceeding brought by the Lessee or a guarantor of the Percentage Leases or if any such receiver, trustee or liquidator shall be appointed in any proceeding brought against the Lessee or any guarantor of the Percentage Leases and shall not be vacated or set aside or stayed within 60 days after such appointment;

         (v) if the Lessee voluntarily discontinues operations of a Hotel for more than 30 days, except as a result of damage, destruction, or condemnation;

         (vi) if the franchise agreement with respect to a Hotel is terminated as a result of any action or failure to act by the Lessee or its agents (other than a failure to complete a capital improvement required by the franchisor resulting from the Partnership's failure to fund such capital improvements); or

         (vii) the occurrence of an event of default under either of the Lease Guaranties.

If an Event of Default occurs and continues beyond any curative period, the Partnership will have the option of terminating the Percentage Lease or any or all other Percentage Leases between the Partnership and the Lessee and the Consolidated Lease Amendment and, unless such Event of Default is cured, the Percentage Leases shall terminate and the Lessee will be required to surrender possession of the affected Hotels.

Right of First Offer. In the event that the Partnership desires to sell its interest in a Hotel, the Partnership shall first offer to Lessee by written notice the opportunity to acquire the Hotel at the price at which the partnership intends to offer the Hotel (the "Offer Price"). In the event that the Lessee elects within 15 days after receipt of such notice to acquire the Hotel at the Offer Price, the

Partnership will be obligated to sell the Hotel to the Lessee or its nominee at the Offer Price, and upon such sale, the applicable Percentage Lease shall terminate with respect to the Hotel. Such provisions shall not apply to any sale, transfer or conveyance by the Partnership of any interest in the Hotels to any affiliate of the Partnership.

Termination of Percentage Leases on Disposition of the Hotels. In the event the Partnership enters into an agreement to sell or otherwise transfer a Hotel and the Lessee does not elect to acquire the Hotel in accordance with the right of first offer described above, the Partnership shall be permitted to sell the Hotel to a third party at a price equal to or greater than 95% of the Offer Price. As compensation for the early termination of the Lessee's leasehold estate, the Partnership will have the right to terminate the Percentage Lease with respect to such Hotel upon either (i) paying the Lessee the net present value of the Lessee's leasehold interest in the remaining term of the Percentage Lease to be terminated or (ii) offering to lease to the Lessee one or more substitute hotels on terms that would create a leasehold interest in such hotels with a fair market value equal to or exceeding the fair market value of the Lessee's remaining leasehold interest under the Percentage Lease to be terminated.

Termination of Percentage Leases on Company's Termination of REIT Status. In the event that the Company terminates its REIT status or the Code provisions are amended so that REITs are permitted to operate hotels, the Partnership may elect to terminate the Percentage Leases. In such event, the Partnership shall be obligated to pay to the Lessee the termination payment calculated as set forth in "The Percentage Leases-Termination of Percentage Leases on Disposition of the Hotels."

Other Lease Covenants. The Lessee has agreed that it will not make any payments to any Affiliate of the Lessee in connection with the Hotels as gross operating expenses unless expressly set forth in the operating budget or an approved capital budget or otherwise agreed to by the Partnership. The Lessee shall be permitted to contract with its Affiliates for management and other services and pay fees for such services, provided that such contracts and fees (i) are disclosed in writing to the Partnership and (ii) shall not be included in gross operating expenses. The Lessee's obligation to pay such fees shall be subordinated to its obligation to pay Base Rent, Percentage Rent and additional charges to the Partnership pursuant to the Percentage Leases.

Approval of Management Agreement. The Partnership shall have the right in its sole and absolute discretion to approve in advance any manager or proposed manager of a Hotel which is not an Affiliate of the Lessee or is not controlled by Interstate or its senior management, as well as any agreement relating to the management or operation of the Hotel (a "Management Agreement") by a manager which is not an Affiliate of the Lessee, and the Lessee will provide the Partnership with an executed copy of any Management Agreement so approved by the Partnership. Any Management Agreement (whether or not with a manager which is an Affiliate of the Lessee) must provide that (i) upon termination of the applicable Percentage Lease or termination of the Partnership's or the Lessee's right to possession of the Hotel for any reason, the Management Agreement may be terminated by the Partnership without liability for any payment due or to become due to the manager thereunder; (ii) any management fees shall be subordinated to payments of rent to the Partnership; and (iii) in the event that the Lessee is in default, the manager shall, at the election of the Partnership and provided the manager continues to be paid, continue to perform under the terms of the Management Agreement for a period not to exceed 90 days. No fees or other amounts payable by the Lessee to any manager shall excuse the Lessee from its obligations to pay rent and other amounts payable by Lessee to the Partnership under the applicable Percentage Lease.

Breach by Partnership. If the Partnership fails to cure a breach by it under a Percentage Lease, the Lessee may purchase the relevant Hotel from the Partnership for a purchase price equal to that Hotel's then fair market value. Upon notice from Lessee that the Partnership has breached the Lease, the Partnership has 30 days to cure the breach or proceed to cure the breach, which period may be extended in the event of certain specified, unavoidable delays with such extension not to exceed 90 days after the notice of breach from the Lessee.

Inventory. All inventory required in the operation of the Hotels is purchased and owned by the Lessee at its expense. The Company has the option to purchase all inventory related to a particular hotel at fair market value upon termination of the related Percentage Lease.

SEASONALITY

The Hotels' operations historically have been seasonal in nature, generally reflecting higher occupancy rates during the second and third quarters. This seasonality can be expected to cause fluctuations in the Company's quarterly lease revenue to the extent that it receives Percentage Rent.

TAX STATUS

The Company intends to operate so as to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). As long as the Company qualifies for taxation as a REIT, with certain exceptions, the Company will not be taxed at the corporate level on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute annually at least 95% of its taxable income. Failure to qualify as a REIT will render the Company subject to tax (including any applicable minimum tax) on its taxable income at regular corporate rates and distributions to the shareholders in any such year will not be deductible by the Company. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property. In connection with the Company's election to be taxed as a REIT, the Company's Charter imposes restrictions on the transfer of shares of Common Stock. The Company has adopted the calendar year as its taxable year.

In order for the Company to maintain its qualification as a REIT, not more than 50% in value of its outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities). Furthermore, if any shareholder or group of shareholders of the Lessee owns, actually or constructively, 10% or more of the stock of the Company, the Lessee could become a related party tenant of the Partnership, which likely would result in loss of REIT status for the Company. For the purpose of preserving the Company's REIT qualification, the Company's Charter prohibits direct or indirect ownership of more than 9.9% of the outstanding shares of any class of the Company's stock by any person or group (the "Ownership Limitation"). Generally, the capital stock owned by affiliated owners will be aggregated for purposes of the Ownership Limitation.

Any transfer of shares that would prevent the Company from continuing to qualify as a REIT under the Code will be void ab initio, and the intended transferee of such shares will be deemed never to have had an interest in such shares. Further, if, in the opinion of the Board of Directors, (i) a transfer of shares would result in any shareholder or group of shareholders acting together owning in excess of the Ownership Limitation or (ii) a proposed transfer of shares may jeopardize the qualification of the Company as a REIT under the Code, the Board of Directors may, in its sole discretion, refuse to allow the shares to be transferred to the proposed transferee. Finally, the Company may, in the discretion of the Board of Directors, redeem any stock held of record by any shareholder in excess of the Ownership Limitation.

ENVIRONMENTAL MATTERS

Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment a hazardous substance at a property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property. The costs of remediation or removal of such substances may be substantial and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to use such real estate as collateral for borrowings. In connection with the ownership and operation of the Hotels, the Company, the Partnership or the Lessee, as the case may be, may be potentially liable for any such costs.

In connection with the Partnership's acquisition of the Hotels, Phase I environmental site assessments ("ESAs") were obtained on all of the Hotels from various independent environmental engineers. The Phase I ESAs were intended to identify potential environmental contamination for which the Hotels may be responsible and the potential for environmental regulatory compliance liabilities. The Phase I ESAs included historical review of the Hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screening for the presence of hazardous substances, toxic substances and underground storage tanks, and the preparation and issuance of a written report. The Phase I ESAs did not include invasive procedures, such as soil sampling or ground water analysis.

The Phase I ESAs have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets, results of operations or liquidity, nor is the Company aware of any such liability or that there are material environmental liabilities of which the Company is unaware. Nevertheless, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Hotels will not be affected by the condition of the properties in the vicinity of Hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Partnership or the Company.

The Company believes that its Hotels are in compliance in all material respects with all federal, state and local statutes, ordinances and regulations regarding hazardous or toxic substances and other environmental matters. Neither the Company nor, to the knowledge of the Company, any of the most recent owners of the Hotels prior to the Partnership's acquisition of the Hotels has been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matter in connection with any of its present or former properties.

DEPRECIATION

In exchange for cash, the Partnership acquired 44 hotels in addition to a portion of the ownership interest in the four hotels acquired from Phillip H. McNeill, Sr. or certain of his affiliates (the "McNeill Initial Hotels"). To that extent, the Partnership's initial basis in such hotels for federal income tax purposes generally is equal to the purchase price paid by the Partnership. The Partnership depreciates such hotel property for federal income tax purposes under either the modified accelerated cost recovery system of depreciation ("MACRS") or the alternative depreciation system of depreciation ("ADS"). The Partnership uses MACRS for furnishings and equipment. Under MACRS, the Partnership depreciates such furnishings and equipment over a five-year recovery period using a 200% declining balance method and a half-year convention. If, however, the Partnership places more than 40% of its furnishings and equipment in service during the last three months of a taxable year, a mid-quarter depreciation convention must be used for the furnishings and equipment placed in service during that year. The Partnership uses ADS for buildings and improvements. Under ADS, the Partnership generally will depreciate such buildings and improvements over a 40-year recovery period using a straight line method and a mid-month convention.

To the extent that the Partnership acquired the McNeill Initial Hotels in exchange for Partnership Units, the Partnership's initial basis in each McNeill Initial Hotel for federal income tax purposes should be the same as the transferor's basis in that McNeill Initial Hotel on the date of acquisition. Although the law is not entirely clear, the Partnership depreciates such hotel property for federal income tax purposes over the same remaining useful lives and under the same methods used by the transferors. The Partnership's tax depreciation deductions are allocated among the partners in accordance with their respective interest in the Partnership (except to the extent that the Partnership is required under Code Section 704 (c) to use a method for allocating depreciation deductions attributable to the McNeill Initial Hotels or other contributed properties that results in the Company receiving a disproportionately large share of such deductions). Because the Partnership's initial basis in the McNeill Initial Hotels is less than the fair market value of those hotels on the date of acquisition, the Company's depreciation deductions may be less than they otherwise would have been if the Partnership had purchased the McNeill Initial Hotels entirely for cash.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company, listed below, serve in their respective capacities for approximate one year terms and are subject to re-election annually by the Board of Directors, normally in May of each year.

         NAME                                POSITION
         ----                                --------
         Phillip H. McNeill, Sr.             Chairman of the Board, Chief Executive Officer
                                             and Director
         David L. Levine                     President and Chief Operating Officer
         Howard A. Silver                    Vice President of Finance, Secretary, Treasurer
                                             and Chief Financial Officer
         Phillip H. McNeill, Jr. (1)         Vice President of Development
         J. Ronald Cooper (1)                Assistant Secretary and Controller

(1) Effective January 1, 1997, certain employees of the Former Lessee joined the Company.

Phillip H. McNeill, Sr. (age 58) is Chief Executive Officer of the Company and has been Chairman of McNeill Hospitality Corporation since 1984. From 1963 to 1977, he served in various capacities, including President and Chief Executive Officer, with Schumacher Mortgage Company, Inc., a mortgage banking firm and subsidiary of Time, Inc. Mr. McNeill has served as President and Director of the Memphis Mortgage Bankers Association and the Tennessee State Mortgage Bankers Association. He has served as a member of the Board of Trustees of the University of Memphis Foundation and as a Director of First Commercial Bank of Memphis. Mr. McNeill holds both a B.S. and a J.D. degree from the University of Memphis and is a graduate of the Northwestern School of Mortgage Banking.

David L. Levine (age 49) is President and Chief Operating Officer of the Company and joined the Company in June 1994. Mr. Levine entered the hospitality industry in 1969 with the E.F. McDonald Incentive Travel Company, an incentive and corporate travel arrangement company. In 1974 Mr. Levine was made director of the Corporate Travel Division of the E.F. McDonald Incentive Travel Company. In 1975 Mr. Levine joined Intercontinental Hotels Corporation to direct their Midwest Travel Industry Sales Department. From 1977 to 1981, Mr. Levine held various positions with Holiday Inns, Inc. including Director of Worldwide Sales
- USA and Canada, and National Sales Director and in 1982 became the Director of Corporate and Franchise Hotel Operations for its Chicago district. From 1984 to 1985 Mr. Levine was Vice President of Operations of a regional Holiday Inn hotel operator. In 1985, Mr. Levine formed North American Hospitality, Inc. and served as its President before joining the Company. North American Hospitality, Inc. operates Hampton Inn hotels and other properties for financial institutions and private developers.

Howard A. Silver (age 42) is Vice President of Finance, Secretary, Treasurer and Chief Financial Officer of the Company and has been a certified public accountant since 1980. Mr. Silver joined the Company in May 1994. From 1992 until joining the Company, Mr. Silver served as Chief Financial Officer of Alabaster Originals, L.P., Memphis, Tennessee, a fashion jewelry wholesaler. From 1978 to 1985, Mr. Silver was a certified public accountant with the national accounting firm of Coopers & Lybrand L.L.P., and from 1987 to 1992 Mr. Silver was employed as a certified public accountant with the national accounting firm of Ernst & Young. Mr. Silver holds a B.S. in Accounting from the University of Memphis.

Phillip H. McNeill, Jr. (age 35) is Vice President of Development of the Company. From 1994 to 1996, he served as President of the Former Lessee and from 1984 to 1996 served as Vice President of Trust Management, Inc., formerly McNeill Hospitality Corporation, an Affiliate of the Former Lessee. Mr. McNeill is the son of Phillip H. McNeill, Sr. and holds a B.B.A. from the University of Memphis and is a graduate of the Northwestern School of Mortgage Banking.

J. Ronald Cooper (age 48) is Assistant Secretary and Controller of the Company. From 1994 to 1996, he was Controller and Director of Financial Reporting for the Former Lessee and joined the Former Lessee in October 1994. Mr. Cooper has been a certified public accountant since 1972. From 1978 until joining the Former Lessee, Mr. Cooper was employed as Secretary, Treasurer and Controller of Wall Street Deli, Inc., a publicly-owned delicatessen company. Prior to that, Mr. Cooper was a certified public accountant with the national accounting firm of Coopers & Lybrand L.L.P. from 1970 to 1976. Mr. Cooper holds a B.S. degree in accounting from Murray State University.

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to the Current Hotels on a pro forma basis:

                                                           Year Ended December 31, 1996
                                                           ----------------------------                         Revenue
                                               Number                Pro Forma                     Average        Per
                                  Date          Of        Room         Lease                        Daily      Available
                                 Opened        Rooms    Revenue(3)  Payment(1)(3)   Occupancy       Rate        Room(2)
                                 ------        -----    ----------  -------------   ---------       ----        -------
Hampton Inn:
   Albany, NY                     1986          155       $3,004       $1,419         73.9%        $72.15       $53.30
   Ann Arbor, MI                  1986          153        2,501        1,128         70.6%        $64.53       $45.55
   Arlington, TX                  1985          142        2,075          875         62.9%        $63.94       $40.22
   Austin, TX                     1987          121        2,136        1,033         73.0%        $65.49       $47.83
   Beckley, WV                    1992          109        2,156        1,168         86.3%        $63.19       $54.54
   Chattanooga, TN                1988          167        2,438          928         74.0%        $60.68       $44.90
   Cleveland, OH                  1987          123        1,895          937         71.7%        $58.45       $41.90
   Cleveland, TN                  1993           60          889          367         73.7%        $54.86       $40.45
   College Station, TX            1986          135        1,933          869         70.3%        $55.62       $39.12
   Columbus, GA                   1986          119        1,934          934         82.6%        $53.78       $44.42
   Detroit, MI                    1989          125        2,255        1,078         80.3%        $61.39       $49.30
   Fayetteville, NC               1986          122        1,574          656         69.7%        $50.58       $35.25
   Fort Worth, TX                 1987          125        1,801          742         70.4%        $55.94       $39.38
   Glen Burnie, MD                1989          116        2,120          907         77.9%        $64.09       $49.93
   Garland, TX                    1987          125        1,598          660         63.6%        $54.79       $34.85
   Gastonia, NC                   1989          109        1,961        1,040         80.9%        $60.75       $49.16
   Gurnee, IL                     1988          134        2,197          981         68.0%        $65.87       $44.79
   Indianapolis, IN               1987          129        2,056          924         66.3%        $65.64       $43.55
   Jacksonville, FL               1986          122        1,645          629         69.7%        $52.86       $36.83
   Knoxville, TN                  1991          118        1,561          580         65.7%        $54.99       $36.15
   Little Rock, AR                1985          122        1,363          454         57.4%        $53.16       $30.52
   Louisville, Ky                 1986          119        1,766          794         71.0%        $57.09       $40.55
   Meriden, CT                    1988          126        1,702          772         63.5%        $58.56       $37.21
   Milford, CT                    1986          148        2,615        1,236         77.7%        $62.16       $48.28
   Morgantown, WV                 1991          108        1,809          896         75.1%        $60.91       $45.76
   Naperville, IL                 1987          130        2,172          975         73.2%        $62.37       $45.64
   Sarasota, FL                   1987           97        1,495          594         70.0%        $60.20       $42.12
   Scottsdale, AZ (4)             1996          126                       780
   Scranton, PA                   1994          129        2,675        1,314         85.6%        $66.23       $56.66
   Shelby, NC                     1989           78          935          412         65.4%        $50.12       $32.76
   State College, PA              1987          121        2,149        1,053         73.6%        $65.94       $48.53
   Traverse City, MI              1987          127        1,855          834         55.3%        $72.22       $39.91

Comfort Inn:
   Enterprise, AL                 1987           78          950          402         74.0%        $44.97       $33.29
   Jacksonville Beach, FL         1973          180        3,273        1,536         69.1%        $73.11       $50.53
   Rutland, VT                    1985          104        1.618          678         73.1%        $58.18       $42.51

Residence Inn:
   Burlington, VT                 1988           96        2,582        1,282         87.9%        $83.62       $73.47
   Eagan, MN                      1988          120        2,746        1,333         76.3%        $81.93       $62.52
   Madison, WI                    1988           80        1,377          364         66.2%        $71.07       $47.05
   Omaha, NC                      1981           80        1,834          724         78.6%        $79.70       $62.62
   Tinton Falls, NJ               1988           96        2,645        1,229         83.3%        $89.91       $74.90

Holiday Inn:
   Bluefield, WV                  1980          120        1,974        1,111         70.9%        $64.50       $45.70
   Mt. Pleasant, SC               1988          158        3,122        1,665         73.0%        $74.01       $53.99
   Oak Hill, WV                   1983          119        1,204          550         43.8%        $63.12       $27.65
   Winston-Salem, NC              1969          160        2,152          913         67.3%        $54.65       $36.75

Holiday Inn Express:
   Wilkesboro, NC                 1985          101        1,285          661         58.7%        $59.25       $34.75

                                                           Year Ended December 31, 1996
                                                           ----------------------------                         Revenue
                                               Number                Pro Forma                     Average        Per
                                  Date          Of        Room         Lease                        Daily      Available
                                 Opened        Rooms    Revenue(3)  Payment(1)(3)   Occupancy       Rate        Room(2)
                                 ------        -----    ----------  -------------   ---------       ----        -------
Homewood Suites:
   Hartford, CT                   1990          132         3,231        1,477        78.0%        $85.74       $66.88
   Phoenix, AZ (4)                1996          124                      1,032
   San Antonio, TX (4)            1996          123                        854
                                              -----       -------      -------        ----         ------       ------
Consolidated Totals/Weighted
   Average for all hotels                     5,811       $90,258      $43,780        71.4%        $63.89       $45.59
                                              =====       =======      =======        ====         ======       ======

------------------------

(1) Represents lease payments calculated on a pro forma basis by applying the rent provisions in the Percentage Leases using historical room revenues of the hotels as if January 1, 1996 was the beginning of the lease year.

(2)      Determined by multiplying occupancy and the average daily rate.

(3)      Amounts in thousands.

(4) Hotel was not open for the entire period; therefore, pro forma results are not available, minimum rent has been assumed.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor the Partnership currently is involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company or the Partnership. The Lessee has advised the Company that it currently is not involved in any litigation, other than routine litigation arising in the ordinary course of business. The Lessee has advised the Company that none of such litigation is material and substantially all of any liability is expected to be covered by liability insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company shareholders during the fourth quarter of 1996, through the solicitation of proxies or otherwise.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

(1) Market Information

The Company's Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "ENN." The following table sets forth for the indicated periods the high and low closing prices for the Common Stock, as traded through the facilities of the NYSE and, prior to September 9, 1996, the Nasdaq Stock Market and the cash dividends declared per share:

                                                             Distributions
                                        Price Range            Declared
                                        -----------            Per Share          Record
                                     High          Low         and Unit            Date
                                     ----          ---         --------            ----
Year Ended December 31, 1995:
      First Quarter                 11 1/8         9 1/2         $0.24         March 31, 1995
      Second Quarter                12            10 3/8          0.24         June 16, 1995
      Third Quarter                 12 1/2        10 3/8          0.26         October 2, 1995
      Fourth Quarter                12            10 3/4          0.26         December 29, 1995

Year Ended December 31, 1996:
      First Quarter                 13 1/4        11 1/2          0.28         March 29, 1996
      Second Quarter                12 3/4        11 1/4          0.28         June 28, 1996
      Third Quarter                 13            11              0.28         September 30, 1996
      Fourth Quarter                13 1/8        11 1/8          0.28         December 31, 1996

On March 1, 1997, there were 661 record holders of the Company's Common Stock, including shares held in "street name" by nominees who are record holders, and approximately 15,400 beneficial owners.

(c) Distributions

The Company intends to make regular quarterly distributions to its shareholders. The Company's ability to make distributions is dependent on the receipt of distributions from the Partnership. In order to qualify as a REIT for federal income tax purposes, the Company must distribute to shareholders annually at least 95% of its taxable income. The Company, as general partner of the Partnership through a wholly-owned subsidiary, intends to cause the Partnership to distribute to its partners sufficient amounts to permit the Company to make regular quarterly distributions to its shareholders. The Partnership's primary source of revenue consists of rent payments from the Lessee under the Percentage Leases.

A portion of the distribution to shareholders is expected to represent a return of capital for federal income tax purposes which generally will not be subject to federal income tax under current law. The Company's distributions made in 1996 and 1995 are considered to be 29% and 22% return of capital for federal income tax purposes.

Future distributions paid by the Company will be at the discretion of the board of directors of the Company and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the directors of the Company deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected historical financial information for the Company and the McNeill Initial Hotels, which are deemed under the rules of the Securities and Exchange Commission to be the predecessor of the Company.

With respect to the Company, the following tables set forth (i) selected historical operating and other financial information for the years ended December 31, 1996 and 1995, and the period March 1, 1994 (inception of operations) through December 31, 1994, and (ii) selected historical balance sheet data as of December 31, 1996 and 1995. The selected historical financial information has been derived from the historical financial statements of the Company audited by Coopers & Lybrand L.L.P., independent accountants, whose report with respect thereto is included in this report.

With respect to the McNeill Initial Hotels, the following tables set forth selected combined historical financial data for the period January 1, 1994 through February 28, 1994, and for the two years ended December 31, 1993. The selected combined historical financial information for the McNeill Initial Hotels for each of the two years ended December 31, 1993, have been derived from the historical combined financial statements.

The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere in this report.

                                EQUITY INNS, INC
                             SELECTED FINANCIAL DATA
                      (in thousands, Except Per Share Data)



                                                                           March 1, 1994
                                                                    (inception of operations)
                                            Year Ended December 31,           through
                                                1996       1995         December 31, 1994
                                              -------    -------        -----------------
Operating Data:

      Revenue                                 $38,430    $24,145               $9,798
      Net income                               14,473      8,511                4,620
      Net income per common share                 .69        .70                  .60
      Distributions declared per
          common share and Unit                  1.12       1.00                 .703
      Funds from operations (1)                26,397     15,804                7,611
      Funds from operations per
          common share and Unit                  1.22       1.22                  .89
      Weighted average number of
          common shares and Units
          outstanding                          21,652     12,920                8,551


Balance Sheet Data:

      Investments in hotel properties, net   $309,202   $218,429             $140,970
      Total assets                            317,880    225,067              145,555
      Debt                                     77,399     74,939               45,838
      Minority interest in partnership          7,728      6,073                6,081
      Shareholders' equity                    222,951    137,493               89,802


(1) Represents Funds from Operations of the Company on a consolidated basis. Industry analysts generally consider Funds from Operations to be an appropriate measure of the performance of an equity REIT. In accordance with the resolution adopted by the Board of Governors of NAREIT, Funds from Operations represent net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. For the periods presented, depreciation and minority interest were the only non-cash adjustments. Funds from Operations should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Funds from Operations does not reflect working capital changes, cash expenditures for capital improvements and debt service on the hotels.

The following information reflects the combined selected financial data for four hotels acquired from affiliates of the Company's Chairman of the Board and Chief Executive Officer in connection with the Company's IPO. Under the rules of the Securities and Exchange Commission, such combined hotels are deemed to be the predecessor of the Company.


                             MCNEILL INITIAL HOTELS
                             SELECTED FINANCIAL DATA
                                 (in thousands)

                                      January 1, 1994
                                             to             Year Ended December 31,
                                     February 28, 1994          1993      1992
                                     -----------------        --------   -------
Operating Data:

  Room revenue                            $ 1,026              $ 6,052   $ 4,798
  Other revenue                                46                  286       223
                                          -------              -------   -------
  Total revenue                             1,072                6,338     5,021

  Hotel operating expenses                    657                3,628     2,948
  Depreciation and amortization               116                  699       606
  Interest                                    218                1,036       889
  Other corporate expenses                     82                  614       410
                                          -------              -------   -------

  Net income (loss)                       $    (1)             $   361   $   168
                                          =======              =======   =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORMATION OF THE COMPANY, INITIAL PUBLIC OFFERING AND FOLLOW-ON OFFERINGS

Equity Inns, Inc. (the "Company") is a self-advised real estate investment trust ("REIT") which was incorporated on November 24, 1993 but did not commence operations until March 1, 1994. The Company has completed the following public offerings (collectively, the "Offerings") and private placements since inception:

                                                        Offering Price
      Offering                 Date Completed              Per Share      Shares Sold        Net Proceeds
-----------------------        --------------           --------------    -----------       -------------
Initial Public Offering        March 1, 1994                 $10.00        5,190,000        $46.9 million
Second Offering                July 13, 1994                 $12.50        4,410,000         51.2 million
Third Offering                 July 6, 1995                  $10.75        5,125,000         52.0 million
Fourth Offering                April 16, 1996                $11.50        7,947,000         86.0 million
Trust Leasing, Inc.
  (Units)                      April 16, 1996                $11.50          250,000          2.9 million
Promus Hotels, Inc.
  Private Placement            May 31, 1996                  $11.50          347,826          4.0 million
Promus Hotels, Inc.
  Private Placement            September 27, 1996            $12.42          123,822          1.5 million
Promus Hotels, Inc.
  Private Placement            November 5, 1996              $11.52          134,584          1.6 million

The Company contributed all of the net proceeds of the Offerings and private placements to Equity Inns Partnership, L.P. (the "Partnership") in exchange for an equity interest in the Partnership. At December 31, 1996, 1995 and 1994, the Company owned an approximately 96.7%, 95.8% and 92.3% equity interest in the Partnership, respectively. Equity Inns Trust, a wholly-owned subsidiary of the Company, is the sole general partner of the Partnership.

In order to qualify as a REIT, neither the Company nor the Partnership can operate hotels. Therefore, prior to November 15, 1996, all of the Company's hotels were leased to Trust Leasing, Inc., the Former Lessee ("Former Lessee"), which was owned by Phillip H. McNeill, Sr., the Chairman of the Company. Effective November 15, 1996, the Former Lessee assigned all of its interest in the Leases to Crossroads/Memphis Partnership, L.P. (the "Lessee"). All of the hotels are leased pursuant to the Percentage Leases (the "Percentage Leases") which provide for the greater of (i) fixed annual base rent ("Base Rent") or
(ii) rent based, in part, on the revenue of the hotels ("Percentage Rent"). The Partnership's, and therefore the Company's, principal source of revenue is lease payments made by the Lessee under the Percentage Leases. Percentage Rent is based primarily upon the hotels' room revenues and, to a lesser extent, food and beverage revenues.

1996 HIGHLIGHTS

Since its inception, the Company and its officers have taken steps to position the Company for growth and stability. Several changes occurred in 1996 which have significantly added to these efforts. These events are as follows:

         FORMATION OF STRATEGIC ALLIANCE WITH PROMUS HOTELS

         On March 15, 1996, the Company entered into a strategic alliance with Promus Hotels, Inc. ("Promus"), the exclusive franchisor of Hampton Inn, Homewood Suites, Hampton Inn &

         Suites and Embassy Suites. Under the agreement, Promus will invest over time up to a maximum of $15 million, $7 million of which was invested in 1996, in newly issued shares of the Company, as it purchases or develops Promus brand hotel properties. Promus has agreed to offer at least three development opportunities each year for the next four years. Promus will manage all hotels acquired through this alliance.

         LISTING OF COMMON STOCK ON NYSE

         On September 9, 1996, the Company, formerly listed on the Nasdaq Stock Market, listed its Common Stock on the New York Stock Exchange ("NYSE") under the symbol "ENN." Management believes that this change will improve the liquidity of the shares of Common Stock and will provide greater access to investors.

         SALE OF TRUST LEASING, INC. AND ALLIANCE WITH INTERSTATE HOTELS COMPANY

         Effective November 15, 1996, the Former Lessee assigned all of its interest in the Percentage Leases to the Lessee, a partnership controlled by Interstate Hotels Corporation ("Interstate"), an affiliate of Interstate Hotels Company, a NYSE-listed corporation with a market cap of $979 million at December 31, 1996. In management's opinion, this was a major step in eliminating the perceived conflicts of interest.

         Interstate Hotels Company, the nation's largest hotel management company, and Interstate have each guaranteed the Lessee's obligations under the Percentage Leases. The Company granted Interstate a right of first refusal, subject to certain limitations, to lease and manage hotels acquired or developed by the Company over the next five years. Under the agreement, the Company has the option over the same period to acquire certain limited-service, extended-stay, upper economy or midmarket hotels developed or owned by Interstate.

Since the IPO, the Company has actively implemented its acquisition strategy. The following chart summarizes information regarding the 48 hotels (the "Current Hotels") owned at December 31, 1996:

                                                          # of Hotel    # of Rooms/
Franchise Affiliation                                     Properties       Suites
---------------------                                     ----------    -----------
Premium Limited Service Hotels:
         Hampton Inn                                          32           3,940
         Comfort Inn                                           2             182
         Holiday Inn Express                                   1             101
                                                              --           -----
           Sub-total                                          35           4,223
                                                              --           -----

Premium Extended Stay Hotels:
         Residence Inn                                         5             472
         Homewood Suites                                       3             379
                                                              --           -----
           Sub-total                                           8             851
                                                              --           -----

Full Service Hotels:
         Holiday Inn                                           4             557
         Comfort Inn                                           1             180
                                                              --           -----
           Sub-total                                           5             737
                                                              --           -----

           Total                                              48           5,811
                                                              ==           =====

The Current Hotels are located in 24 states. Management believes it is prudent to diversify geographically, by market segment and among franchise brands.

During 1996 and 1995, the Company acquired the following types of hotels at advantageous capitalization rates for the approximate amounts indicated:

                                                    1996                                1995
                                     ----------------------------------   ----------------------------------
                                     No. of Hotels       Purchase Price   No. of Hotels       Purchase Price
                                     -------------       --------------   -------------       --------------
                                                         (in thousands)   (in thousands)
     Premium Limited service                  5              $36,200               9              $55,100
     Premium Extended stay                    5               41,300               1                3,700
     Full service                             1                5,100               2               17,800
                                        -------              -------         -------              -------

                                             11              $82,600              12              $76,600
                                        =======              =======         =======              =======

RESULTS OF OPERATIONS

Comparison of the Company's operating results for the year ended December 31, 1996 with the year ended December 31, 1995.

For the year ended December 31, 1996, the Company had total revenues of $38.4 million, consisting substantially of Percentage Lease revenue. This compares with total revenues of $24.1 million for the year ended December 31, 1995.

Increases in revenue from hotel operations for the year ended December 31, 1996 as compared to 1995 are due to (i) an increased number of hotels being owned and leased by the Partnership throughout 1996, (ii) increase in ADR and/or occupancy at many of the hotels leased during both years and, (iii) a full year of operation in 1996 of hotels acquired in 1995. Assuming all hotels which were in operation a full year in both 1996 and 1995 had been owned and leased as of January 1, 1995, revenue per available room ("REVPAR") (on a pro forma basis) would have increased 2.8% over 1995.

Real estate and personal property taxes and general and administrative expenses in the aggregate remained fairly constant in 1996 and 1995 as a percentage of total revenue. Interest expense increased to $4.4 million from $3.7 million in 1995 due primarily to borrowings incurred to finance the Company's acquisitions subsequent to the Fourth Offering. The Company's weighted average interest rate on outstanding borrowings at December 31, 1996 was 7.33%. Net income for 1996 was $14.5 million or $0.69 per share, compared to $8.5 million or $0.70 per share for 1995. Funds from Operations ("FFO"), as defined below, for 1996 was $26.4 million or $1.22 per share and Unit, compared to $15.8 million or $1.22 per share and Unit for 1995. FFO for 1996 compared to 1995 remained flat, due to an unanticipated delay in the Company's acquisition program, and a follow-on stock offering in April 1996 that greatly increased the Company's weighted number of shares outstanding.

Comparison of the Company's operating results for the year ended December 31, 1995 with the period March 1, 1994 (inception of operations) through December 31, 1994.

For the year ended December 31, 1995, the Company had total revenues of $24.1 million, consisting substantially of Percentage Lease revenue. This compares with total revenues of $9.8 million for the period March 1, 1994 (inception of operations) to December 31, 1994. Real estate and personal property taxes and general and administrative expenses in the aggregate remained fairly constant in 1995 and 1994 as a percentage of total revenue. Interest expense increased to $3.7 million in

1995 from $390,000 in 1994 due primarily to the Company's acquisitions subsequent to the Third Offering. The Company's weighted average interest rate on outstanding borrowings at December 31, 1995 was 7.6%. Net income for 1995 was $8.5 million or $0.70 per share, compared to $4.6 million or $0.60 per share for 1994. FFO for 1995 was $15.8 million or $1.22 per share and Unit, compared to $7.6 million or $0.89 per share and Unit for 1994.

THE CURRENT HOTELS - ACTUAL

The following discussion and room revenue data reflect the actual operations of the Current Hotels which were in operation a full year in both 1996 and 1995 and is independent of ownership and other pro forma consideration. The following table sets forth historical room revenue for the Current Hotels and the percentage change between the periods indicated.

ROOM REVENUE
(in thousands)

                                              Year Ended December 31,    Percent
                                                 1996        1995        Change
                                                ------      ------       ------
Hampton Inn
   Albany, New York                            $ 3,004     $ 2,990         0.5 %
   Ann Arbor, Michigan                           2,501       2,245        11.4 %
   Arlington (Dallas), Texas                     2,075       2,380       (12.8)%
   Austin, Texas                                 2,136       2,255        (5.3)%
   Beckley, West Virginia                        2,156       1,999         7.9 %
   Chattanooga, Tennessee                        2,438       2,213        10.2 %
   Cleveland, Ohio                               1,895       1,807         4.9 %
   Cleveland, Tennessee                            889         726        22.5 %
   College Station, Texas                        1,933       1,836         5.3 %
   Columbus, Georgia                             1,934       1,721        12.4 %
   Detroit, Michigan                             2,255       2,004        12.5 %
   Fayetteville, North Carolina                  1,574       1,546         1.8 %
   Fort Worth, Texas                             1,801       1,762         2.2 %
   Glen Burnie (Baltimore), Maryland             2,120       2,039         4.0 %
   Garland (Dallas), Texas                       1,598       1,841       (13.2)%
   Gastonia, North Carolina                      1,961       1,781        10.1 %
   Gurnee (Chicago), Illinois                    2,197       1,891        16.2 %
   Indianapolis, Indiana                         2,056       2,157        (4.7)%
   Jacksonville, Florida                         1,645       1,658        (0.8)%
   Knoxville, Tennessee                          1,561       1,587        (1.6)%
   Little Rock, Arkansas                         1,363       1,438        (5.2)%
   Louisville, Kentucky                          1,766       1,663         6.2 %
   Meriden, Connecticut                          1,702       1,550         9.8 %
   Milford, Connecticut                          2,615       2,264        15.5 %
   Morgantown, West Virginia                     1,809       1,683         7.5 %
   Naperville (Chicago), Illinois                2,172       2,058         5.5 %
   Sarasota, Florida                             1,495       1,468         1.8 %
   Scottsdale, Arizona (1)
   Scranton, Pennsylvania                        2,675       2,643         1.2 %
   Shelby, North Carolina                          935         931         0.4 %
   State College, Pennsylvania                   2,149       2,097         2.5 %
   Traverse City, Michigan                       1,855       1,865        (0.5)%

                                              Year Ended December 31,    Percent
                                                 1996        1995        Change
                                                ------      ------       ------
Comfort Inn
   Enterprise, Alabama                             950         974        (2.5)%
   Jacksonville Beach, Florida                   3,273       3,365        (2.7)%
   Rutland, Vermont                              1,618       1,672        (3.2)%

Residence Inn
   Burlington, Vermont                           2,582       2,405         7.4 %
   Minneapolis (Eagan), Minnesota                2,746       2,893        (5.1)%
   Madison, Wisconsin                            1,377       1,400        (1.6)%
   Omaha, Nebraska                               1,834       1,935        (5.2)%
   Tinton Falls, New Jersey                      2,645       2,618         1.0 %

Holiday Inn
   Bluefield, West Virginia                      1,974       1,996        (1.1)%
   Charleston (Mt. Pleasant), South Carolina     3,122       2,748        13.6 %
   Oak Hill, West Virginia                       1,204       1,109         8.6 %
   Winston-Salem, North Carolina                 2,152       2,016         6.7 %

Holiday Inn Express
   Wilkesboro, North Carolina                    1,285       1,138        12.9 %

Homewood Suites
   Hartford, Connecticut                         3,231       3,026         6.8 %
   Phoenix, Arizona (1)
   San Antonio, Texas (1)
                                               -------     -------        ----

                                               $90,258     $87,393         3.3 %
                                               =======     =======        ====

(1) Hotel was not open for the full year; therefore, revenues are not available.

As shown above, room revenues for the Current Hotels increased 3.3%. For the Current Hotels, average daily rate increased an average of 6.7% from $59.86 to $63.89 with occupancy experiencing a decrease from 74.1% in 1995 to 71.4% in 1996, due to (i) decreases in certain of the Company's hotels where major renovations significantly reduced the number of available rooms, (ii) regional weakness in the South-Central region of the United States where the Company has six hotels, and (iii) through the focus on room rate increases to increase revenues.

FUNDS FROM OPERATIONS

Industry analysts generally consider Funds from Operations to be an appropriate measure of the performance of an equity REIT. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Funds from Operations represent net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. For the periods presented, depreciation and minority interest were the only non-cash adjustments. Funds from Operations should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Funds from Operations does not reflect working capital changes, cash expenditures for capital improvements and debt service on the hotels.

The following reconciliation of income before minority interest to Funds from Operations illustrates the difference in the two measures of operating performance:

                                                 For the Year                     For the Year
                                                    Ended                             Ended
                                              December 31, 1996                December 31, 1995
                                              -----------------                -----------------
                                                 (in thousands, except per share and Unit data)
Income before minority interest                    $14,933                           $ 9,013
Add:
     Depreciation of buildings,
         furniture and fixtures                     11,464                             6,791
                                                   -------                           -------

Funds from Operations                              $26,397                           $15,804
                                                   =======                           =======

Weighted average number of
     common shares and Units
     outstanding                                    21,652                            12,920
                                                   =======                           =======

Funds from Operations per share and Unit           $  1.22                           $  1.22
                                                   =======                           =======


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash to meet its cash requirements, including distributions to its shareholders, is its cash distributions from the Partnership. The Partnership receives cash payments from the Lessee pursuant to the Percentage Leases. The Lessee's obligations under the Percentage Leases are guaranteed by Interstate. The Company's liquidity, including its ability to make distributions to shareholders, is dependent upon the Lessee's ability to make payments under the Percentage Leases.

Cash and cash equivalents were $129,000 at December 31, 1996, compared to $133,000 at December 31, 1995. Excess cash balances are used to reduce the Company's outstanding debt. For the year ended December 31, 1996, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $26.2 million, and funds from operations, which is the sum of net income, minority interest and depreciation were $26.4 million.

At its annual meeting of shareholders on April 18, 1995, the Company's shareholders voted to amend the Company's Charter to increase the Charter's debt limitation from 35% to 45% of the Company's investment in hotel properties, at cost. In December 1995, the Company increased the principal amount of its Line of Credit from $69 million to $130 million. The increased facility bears interest, at the Company's option, at 1.75% over 30, 60, or 90-day LIBOR. At December 31, 1996, the Company had outstanding debt of approximately $77 million under the Line of Credit, leaving approximately $53 million available for future acquisitions. At December 31, 1996, the Line of Credit was collateralized by first mortgages on 35 of the 48 hotels owned by the Partnership and will be collateralized by additional hotels acquired in the future using proceeds from the Line of Credit. The Line of Credit has been extended through November 1998, with an additional one-year option.

In January 1997, the Company established EQI Financing Partnership I, L.P. ("EQI Finance"), an indirect, wholly-owned subsidiary of the Company. EQI Finance was established for the purpose of issuing $88 million of fixed rate collateralized mortgage bonds in a private placement transaction.

On February 10, 1997, EQI Finance issued $88 million of rated Commercial Mortgage Bonds ("Bonds"), as follows:

                        Initial
                       Principal      Interest           Stated
         Class           Amount         Rate             Maturity        Rating
         -----       -------------    --------      -----------------    ------
           A         $27.4 million     6.825%       November 20, 2006      AA
           B         $50.6 million     7.370%       December 20, 2015      A
           C         $10.0 million     7.580%       February 20, 2017      BBB

The combined interest rate for all three issues of Bonds is fixed at 7.22%. Proceeds from the issuance of these Bonds were used to repay existing debt under the Line of Credit of approximately $85.6 million and expenses of approximately $2.4 million. Principal payments are to be applied to each class of Bonds in order of their respective maturities with no principal payment on any Bond until all Bonds in a bond class with an earlier stated maturity have been paid in full. The Company expects to repay these bonds in full within 10 years.

In connection with these transactions, the Partnership transferred twenty-three of its hotel properties and their respective leases to EQI Finance as a capital contribution in return for a 99% limited partnership interest. The remaining 1% interest is owned by EQI Financing Corporation, the sole general partner of EQI Finance and a wholly-owned subsidiary of the Company. The mortgage properties will secure the Bonds.

During 1996, the Company spent $19.4 million, including $10.6 million in renovations required by franchisors, to fund capital improvements to its properties, including replacement of carpets, drapes, renovation of common areas and improvements of hotel exteriors. In addition, the Company has committed to fund approximately $11.1 million in 1997 for capital improvements, $5.9 million of which is renovations required by franchisors.

The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowings under its Line of Credit. Under the Line of Credit and the Bonds, the Partnership is obligated to fund 4% of room revenues per quarter on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the hotels. Management believes that these amounts will be sufficient to fund required expenditures for the term of the Percentage Leases with the capital improvements anticipated and recurring repairs and maintenance performed by the Lessee.

The Company elected to be taxed as a REIT, commencing with its taxable year ended December 31, 1994, and expects to continue to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986. Accordingly, no provision for federal income taxes has been reflected in the financial statements.

REITs are subject to a number of organizational and operational requirements. For example, for federal income tax purposes, a REIT, and therefore the Company, is required to pay distributions of at least 95 percent of its taxable income to its shareholders. The Company intends to pay these distributions from operating cash flows. During 1996, the Partnership distributed an aggregate of $24.8 million to its partners, or $1.12 per Unit (including $24.0 million of distributions to the Company to fund distributions to shareholders of $1.12 per share in 1996). During 1995, the Partnership distributed an aggregate of $13.1 million to its partners, or $1.00 per Unit (including $12.4 million of distributions to the Company to fund distributions to shareholders of $1.00 per share in 1995). For federal income tax purposes, 29% of 1996 distributions represented a return of capital, compared with 22% for 1995.

The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under the Line of Credit. The Company believes that its net cash provided by operations will be adequate to fund both operating requirements and payment of distributions by the Company in accordance with REIT requirements.

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional equity securities of the Company or, in connection with acquisitions of hotel properties, the issuance of Partnership units.

INFLATION

Operators of hotels in general have the ability to adjust room rates quickly. However, competitive pressures may limit the Lessee's ability to raise room rates in the face of inflation.

SEASONALITY

Hotel operations historically are seasonal in nature, reflecting higher occupancy rates during the second and third quarters. This seasonality can be expected to cause fluctuations in the Company's quarterly lease revenues to the extent that it receives Percentage Rent.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Financial Statements:

The following financial statements are located in this report on the pages indicated.

Equity Inns, Inc.                                                               Page
                                                                                ----
    Report of Independent Accountants                                            36
    Consolidated Balance Sheets as of December 31, 1996 and
          1995                                                                   37
    Consolidated Statements of Operations for the years ended
          December 31, 1996, 1995 and for the period March 1,
          1994 (inception of operations) to December 31, 1994                    38
    Consolidated Statements of Shareholders' Equity for the years ended
          December 31, 1996, 1995 and for the period March 1, 1994
          (inception of operations) to
          December 31, 1994                                                      39
    Consolidated Statements of Cash Flows for the years ended
          December 31, 1996, 1995 and for the period March 1,
          1994 (inception of operations) to December 31, 1994                    41
    Notes to Consolidated Financial Statements                                   42

(b) Supplementary Data:

Equity Inns, Inc. Quarterly Financial Information

    Unaudited quarterly results for 1996 and 1995 are summarized as follows:

                                            First         Second          Third          Fourth
                     1996                 Quarter(1)     Quarter(1)     Quarter(1)     Quarter(1)
                     ----                 ----------     ----------     ----------     ----------
                                                    (in thousands, except per share data)
            Revenue                        $ 6,984        $ 9,652        $12,341        $ 9,453
            Net income                     $ 1,312        $ 4,620        $ 6,022        $ 2,519
            Net income per common share    $   .09        $   .21        $   .26        $   .11


                     1995
                     ----
            Revenue                        $ 4,515        $ 5,908        $ 7,594        $ 6,128
            Net income                     $   896        $ 2,123        $ 3,904        $ 1,588
            Net income per common share    $   .09        $   .22        $   .27        $   .11


------------------------

(1) Acquisitions of hotel properties throughout both years, coupled with the seasonality of the hotels have impacted the trend of quarterly results for the periods shown.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
   and Shareholders
Equity Inns, Inc.


We have audited the consolidated financial statements and the financial statement schedule of Equity Inns, Inc. listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Inns, Inc. as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and the period from March 1, 1994 (inception of operations) through December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.





Memphis, Tennessee
January 23, 1997,
   except as to Note 10 for which
   the date is February 10, 1997

                                EQUITY INNS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                       December 31,  December 31,
                                                           1996          1995
                                                        ---------     ---------
Assets:
Investment in hotel properties, net                     $ 309,202     $ 218,429
Cash and cash equivalents                                     129           133
Due from Lessee                                             3,377         2,299
Deferred expenses, net                                      3,779         4,189
Deposits and other assets                                   1,393            17
                                                        ---------     ---------

     Total Assets                                       $ 317,880     $ 225,067
                                                        =========     =========

Liabilities and Shareholders' Equity:
Debt                                                    $  77,399     $  74,939
Accounts payable and accrued expenses                       2,938         2,515
Distributions payable                                       6,864         4,047
Minority interest in Partnership                            7,728         6,073
                                                        ---------     ---------

     Total Liabilities                                     94,929        87,574
                                                        ---------     ---------

Commitments and contingencies (Notes 5 and 10)

Shareholders' Equity:
Common stock, $.01 par value,
     50,000,000 shares authorized,
     23,693,278 and 14,907,231 shares
     issued and outstanding at December 31,
     1996 and 1995, respectively                              237           149
Preferred stock, $.01 par value,
     10,000,000 shares authorized, no
     shares issued and outstanding
Additional paid-in capital                                238,748       143,576
Unearned directors' and officers'
     compensation                                            (366)          (93)
Predecessor basis assumed                                  (1,264)       (1,264)
Distributions in excess of net earnings                   (14,404)       (4,875)
                                                        ---------     ---------
     Total Shareholders' Equity                           222,951       137,493
                                                        ---------     ---------

     Total Liabilities and Shareholders' Equity         $ 317,880     $ 225,067
                                                        =========     =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                EQUITY INNS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                                              For the Period
                                                                               March 1, 1994
                                                  For the Years Ended          (inception of
                                                       December 31,            operations) to
                                                     1996       1995         December 31, 1994
                                                   -------    -------        -----------------
Revenue:
Percentage lease revenues                          $38,314    $24,101              $ 9,505
Other income                                           116         44                  293
                                                   -------    -------              -------
     Total Revenue                                  38,430     24,145                9,798
                                                   -------    -------              -------

Expenses:
Real estate and personal property taxes              3,693      2,158                  983
Depreciation and amortization                       11,631      6,904                2,546
Advisory fees                                          164
Interest                                             4,382      3,701                  390
Amortization of loan costs                           1,565        793                  153
General and administrative                           1,975      1,438                  407
Amortization of unearned directors' and
     officers' compensation                             33         31                   26
Rental expense                                         218        107                   28
                                                   -------    -------              -------
     Total Expenses                                 23,497     15,132                4,697
                                                   -------    -------              -------

Income before minority interest                     14,933      9,013                5,101

Minority interest                                      460        502                  481
                                                   -------    -------              -------

Net income applicable to common
     shareholders                                  $14,473    $ 8,511              $ 4,620
                                                   =======    =======              =======

Net income per common share                        $   .69    $   .70              $   .60
                                                   =======    =======              =======

Weighted average number of common
     shares outstanding                             20,957     12,227                7,745
                                                   =======    =======              =======




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                EQUITY INNS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (in thousands, except share and per share data)

                                                                              Unearned
                                      Common Stock          Additional      Directors'    Predecessor    Distributions
                               --------------------------     Paid-In       and Officers      Basis      In Excess of
                                  Shares        Dollars       Capital       Compensation     Assumed     Net Earnings     Total
                               -----------    -----------    -----------    ------------   -----------   -------------  -----------
Balance at
  January 1, 1994                      100    $              $         1    $              $              $             $         1
                               -----------    -----------    -----------    -----------    -----------    -----------   -----------

Issuance of common
  shares, net of
  offering expenses
  and allocation to
  minority interest              9,600,000             96         91,923                                                     92,019

Issuance of restricted
  common shares to
  directors                         15,000                           150           (150)

Predecessor historical
  cost basis of net
  assets assumed                                                                                (1,264)                      (1,264)

Redemption of common
  shares                              (100)                           (1)                                                        (1)

Amortization of unearned
  directors' compensation                                                            26                                          26

Net income                                                                                                      4,620         4,620

Distributions ($.30 per
  share)                                                                                                       (5,599)       (5,599)
                               -----------    -----------    -----------    -----------    -----------    -----------   -----------

Balance at
  December 31, 1994              9,615,000             96         92,073           (124)        (1,264)          (979)       89,802
                               -----------    -----------    -----------    -----------    -----------    -----------   -----------

Issuance of common
  shares, net of offering
  expenses and allocation
  to minority interest           5,125,000             51         50,218                                                     50,269

Conversion of Units to
  common shares                    152,013              2          1,121                                                      1,123

Payment of advisory fees            15,218                           164                                                        164

Amortization of unearned
  directors' compensation                                                            31                                          31

Net income                                                                                                      8,511         8,511

Distributions ($1.00
  per share)                                                                                                  (12,407)      (12,407)
                               -----------    -----------    -----------    -----------    -----------    -----------   -----------


Balance at
  December 31, 1995             14,907,231            149        143,576            (93)        (1,264)        (4,875)      137,493
                               -----------    -----------    -----------    -----------    -----------    -----------   -----------

                                EQUITY INNS, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                 (in thousands, except share and per share data)


                                                                              Unearned
                                      Common Stock          Additional       Directors'    Predecessor  Distributions
                               --------------------------     Paid-In       and Officers'     Basis      In Excess of
                                  Shares        Dollars       Capital       Compensation     Assumed      Net Earnings     Total
                               -----------    -----------    -----------    -----------    -----------    -----------   -----------
Issuance of common
  shares, net of
  offering expenses
  and allocation to
  minority interest              7,947,000             80         85,787                                                     85,867

Issuance of common
  shares to officers in
  lieu of cash bonus                25,000                           294                                                        294

Issuance of restricted
  common shares to
  officers                          25,000                           306           (306)

Issuance of common
  shares in private
  placements                       606,232              6          7,082                                                      7,088

Conversion of Units
  to common shares                 182,815              2          1,703                                                      1,705

Amortization of unearned
  officers' and directors'
  compensation                          33                                           33                                          33

Net income                                                                                                     14,473        14,473

Distributions ($1.12
  per share)                                                                                                  (24,002)      (24,002)
                               -----------    -----------    -----------    -----------    -----------    -----------   -----------

Balance at
  December 31, 1996             23,693,278    $       237    $   238,748    $      (366)   $    (1,264)   $   (14,404)  $   222,951
                               ===========    ===========    ===========    ===========    ===========    ===========   ===========









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                EQUITY INNS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                For the Period
                                                                                                 March 1, 1994
                                                                For the Years Ended              (inception of
                                                                    December 31,                 operations) to
                                                                 1996         1995             December 31, 1994
                                                              ---------    ---------           -----------------
Cash flows from operating activities:
Net income applicable to common shareholders                  $  14,473    $   8,511              $   4,620
Adjustment to reconcile net income to net cash
   provided by operating activities:
        Depreciation and amortization                            11,631        6,904                  2,546
        Amortization of loan costs                                1,565          793                    153
        Amortization of unearned directors' and
            officers' compensation                                   33           31                     26
        Minority interest                                           460          502                    481
        Changes in assets and liabilities:
            Due from Lessee                                      (1,078)        (259)                (2,108)
            Deferred expenses                                      (225)        (192)
            Deposits and other assets                            (1,376)          89                   (106)
            Accounts payable and accrued expenses                   717        1,138                  1,346
                                                              ---------    ---------              ---------
                 Net cash flow provided by operating
                     activities                                  26,200       17,517                  6,958
                                                              ---------    ---------              ---------

Cash flow from investing activities:
Acquisitions of hotel properties                                (81,395)     (77,704)              (142,871)
Improvements and additions to hotel properties                  (19,440)      (6,509)                (1,760)
Cash paid for franchise applications                               (340)        (518)                  (982)
Purchase of investments                                                                              (8,004)
Sales of investments                                                                                  8,004
                                                              ---------    ---------              ---------
                 Net cash flow used in investing activities    (101,175)     (84,731)              (145,613)
                                                              ---------    ---------              ---------

Cash flow from financing activities:
Gross proceeds from public offerings                             91,390       55,094                107,025
Payment of offering expenses                                     (5,653)      (3,556)                (8,704)
Redemption of common stock                                                                               (1)
Distributions paid                                              (21,962)     (11,345)                (3,874)
Borrowings under revolving credit facility                      102,890       85,480                 59,794
Payments on revolving credit facility                          (100,724)     (56,366)               (14,049)
Proceeds from issuance of common stock                            7,087
Proceeds from sale of Units                                       2,875
Cash paid for loan costs                                           (926)      (3,033)                  (447)
Payments on capital lease obligations                                (6)         (13)                    (4)
                                                              ---------    ---------              ---------
                 Net cash flow provided by financing
                     activities                                  74,971       66,261                139,740
                                                              ---------    ---------              ---------

Net increase (decrease) in cash and cash
   equivalents                                                       (4)        (953)                 1,085

Cash and cash equivalents at beginning of periods                   133        1,086                      1
                                                              ---------    ---------              ---------

Cash and cash equivalents at end of periods                   $     129    $     133              $   1,086
                                                              =========    =========              =========

Supplemental disclosure of cash flow information --
   Interest paid                                              $   4,399    $   3,588              $      78
                                                              =========    =========              =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                EQUITY INNS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Organization

Equity Inns, Inc. (the "Company") was incorporated on November 24, 1993. The Company is a self-administered real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at December 31, 1996 owned an approximate 96.7% interest in the Partnership.

From its inception and through November 14, 1996, the Partnership leased all of its hotels to Trust Leasing, Inc., formerly McNeill Hotel Co., Inc. (the "Former Lessee"), a corporation wholly owned by Phillip H. McNeill, Sr., Chairman of the Board and Chief Executive Officer of the Company.

Effective November 15, 1996, the Former Lessee, as the lessee of the 48 hotels owned at such date by the Partnership, transferred and assigned its assets, pursuant to a Contribution Agreement dated October 4, 1996 (the "Contribution Agreement"), to Crossroads/Memphis Partnership, L.P. (the "Lessee") and Crossroads/Memphis Company, L.L.C., including all leases between the Former Lessee and the Partnership, to the Lessee in exchange for units of limited partnership interest in the Lessee. The sole general partner of the Lessee is a wholly-owned subsidiary of Interstate Hotels Company, a publicly held hotel management company. On November 6, 1996, the Company and the Partnership entered into a Master Agreement with Crossroads/Memphis in which the Percentage Leases with the Former Lessee were amended to provide for, among other things, (i) a right of first refusal for Crossroads Future Company, L.L.C. to lease hotels acquired or developed by the Partnership during the five-year period following the closing, (ii) the right of first refusal for the Partnership to acquire hotels developed by Interstate Hotels Corporation ("Interstate") and its affiliates, subject to certain exceptions, (iii) the amendment of the existing leases to provide for a fifteen-year term from the effective date of the transaction, and (iv) for certain other future leases between the Partnership and Crossroads/Memphis. All payments due under the Percentage Leases are guaranteed by Interstate and its parent, Interstate Hotels Company.

The Company has completed the following public offerings and private placements since its incorporation:

                                                                     Offering Price
      Offering               Date Competed             Per Share       Shares Sold      Net Proceeds
-----------------------      -------------             ---------     --------------     -------------
Initial Public Offering      March 1, 1994               $10.00         5,190,000       $46.9 million
Second Offering              July 13, 1994                12.50         4,410,000        51.2 million
Third Offering               July 6, 1995                 10.75         5,125,000        52.0 million
Fourth Offering              April 16, 1996               11.50         7,947,000        86.0 million
Trust Leasing, Inc.
  (Units)                    April 16, 1996               11.50           250,000         2.9 million
Promus Hotels, Inc.
  Private Placement          May 31, 1996                 11.50           347,826         4.0 million
Promus Hotels, Inc.
  Private Placement          September 27, 1996           12.42           123,822         1.5 million
Promus Hotels, Inc.
  Private Placement          November 5, 1996             11.52           134,584         1.6 million

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The private placements with Promus Hotels, Inc. ("Promus") were completed in connection with the Company's purchase of four hotels from Promus. Additionally, Promus has agreed to purchase up to an additional $8.0 million of common stock over the next three years as the Company develops or converts additional hotels to Promus brand hotels.

As of December 31, 1996, the Partnership owned 48 hotel properties, with a total of 5,811 rooms in 24 states. The Lessee operates and leases hotels owned by the Partnership pursuant to separate percentage lease agreements (the "Percentage Leases") which provide for rent payments equal to the greater of (i) a fixed base rent ("Base Rent") or (ii) percentage rent based on the revenues of the hotels ("Percentage Rent").

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Trust and the Partnership. All significant intercompany balances and transactions have been eliminated.

Investment in Hotel Properties

The hotel properties are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of the assets which range from 31 to 40 years for buildings and 5 to 7 years for furniture and equipment.

Maintenance and repairs are the responsibility of the Lessee and are charged to the Lessee's operations as incurred; major renewals and improvements are capitalized. Upon disposition, both the asset and accumulated depreciation accounts are relieved and the related gain or loss is credited or charged to the income statement.

The Company reviews the carrying value of each hotel property in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel property or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows of the specific hotel property and determine if the investment in the hotel property is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel property based on the discounted future cash flows. The Company does not believe that there are any current facts or circumstances indicating impairment of any of its investment in hotel properties.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Deferred Expenses

Deferred expenses are recorded at cost and consist of the following at December 31, 1996 and 1995:

                                            1996              1995
                                          -------           -------
                                                (in thousands)
         Initial franchise fees           $ 1,963           $ 1,622
         Loan costs                         3,409             2,660
         Other                                247               192
                                          -------           -------
                                            5,619             4,474
         Accumulated amortization          (1,840)             (285)
                                          -------           -------

                                          $ 3,779           $ 4,189
                                          =======           =======

Amortization of franchise fees is computed using the straight-line method over the remaining lives of the franchise agreements which range up to 20 years. Amortization of loan costs is computed using the straight-line method over the term of the related line of credit. Amortization of franchise fees is included in depreciation and amortization expense.

Deposits and Other Assets

Deposits include escrow deposits and other prepayments relating to the potential acquisitions of hotel properties.

Revenue Recognition

Percentage Lease revenue is recognized when earned from the Lessee under the Percentage Leases from the date of acquisition of each hotel property (Note 5). The Lessee is in compliance with all its obligations as stipulated in the Percentage Lease.

Net Income Per Common Share

Net income per common share is computed by dividing net income applicable to common shareholders by the weighted average number of common shares and equivalents outstanding. Common share equivalents that have a dilutive effect represent the restricted shares issued to the independent directors and officers (Note 7) and are included in the computation. Outstanding common stock options had an immaterial dilutive effect for all periods presented.

Distributions

The Company pays regular quarterly distributions which are dependent upon receipt of distributions from the Partnership.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Minority Interest

Minority interest in Partnership represents the limited partners' proportionate share of the equity of the Partnership. Income is allocated to minority interest based on weighted average percentage ownership throughout the year.

Stock-Based Compensation Plans

The Company applies APB Opinion No. 25 and related interpretations in its accounting for Stock Based Compensation Plans. Accordingly, the Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Income Taxes

The Company has qualified as a REIT under Sections 856 through 860 of the Internal Revenue Code, as amended. Accordingly, no provision for federal income taxes has been reflected in the financial statements.

Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes primarily due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. Distributions made in 1996 and 1995 are considered to be 29% and 22% return of capital, respectively, for federal income tax purposes.

Concentration of Credit Risk

The Company maintains cash balances with financial institutions with high ratings. The Company has not experienced any losses with respect to bank balances in excess of government-provided insurance.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Investment in Hotel Properties

Hotel properties consist of the following at December 31:

                                                         1996            1995
                                                      ----------      ---------
                                                            (in thousands)
            Land                                       $  40,369      $  25,670
            Buildings and improvements                   252,218        183,011
            Furniture and equipment                       40,974         22,643
                                                       ---------      ---------
                                                         333,561        231,324
            Less accumulated depreciation                (24,359)       (12,895)
                                                       ---------      ---------

                                                       $ 309,202      $ 218,429
                                                       =========      =========

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



The 48 hotel properties owned at December 31, 1996 are primarily located in the eastern half of the United States and are subject to Percentage Leases as described in Note 5. Thirty-five of the hotel properties are premium limited service hotels, five are full service hotels and eight are premium extended stay hotels.

During 1996 and 1995, the Company acquired the following types of hotels for the approximate amounts indicated:

                                                  1996                           1995
                                    ------------------------------  -------------------------------
                                    No. of Hotels   Purchase Price  No. of Hotels    Purchase Price
                                    -------------   --------------  -------------    --------------
                                                    (in thousands)                   (in thousands)
     Premium limited service                  5         $36,200               9         $55,100
     Premium extended stay                    5          41,300               1           3,700
     Full service                             1           5,100               2          17,800
                                        -------         -------         -------         -------

                                             11         $82,600              12         $76,600
                                        =======         =======         =======         =======

The above acquisitions were accounted for as purchases, and the results of such acquisitions are included in the Company's consolidated statements of operations from the date of acquisition.

4. Debt

Debt is comprised of the following at December 31:

                                                             1996         1995
                                                           -------       -------
                                                               (in thousands)
            Revolving credit facility                      $77,025       $74,859
            Other                                              374            80
                                                           -------       -------

                                                           $77,399       $74,939
                                                           =======       =======

In December 1995, the Company replaced its previous line of credit with a $130 million two-year revolving credit facility (the "Line of Credit") with several banks led by Smith Barney Mortgage Capital Group, Inc. and The First National Bank of Chicago for the purpose of funding acquisitions, certain capital improvements and working capital. In December 1996, the Company extended the Line of Credit through November 1998, with the option to extend the term for another year to November 1999. Borrowings against the Line of Credit bear interest at 1.75% over the London Interbank Borrowing ("LIBOR") rate. The Company may select the applicable base LIBOR rate from the 30, 60, or 90-day LIBOR rate at the time of the borrowing. The weighted average interest rate on the Company's outstanding borrowings at December 31, 1996 and 1995 is 7.33% and 7.6%, respectively. Fees of .25% are paid quarterly on the unused portion of the Line of Credit. In quarters where the unused portion of the Line of Credit is less than $63.5 million, fees of .20% are paid. The carrying amount of the Company's borrowings on its revolving credit facility approximates fair value due to the Company's ability to obtain such borrowings at comparable interest rates.

The Line of Credit is collateralized by first mortgages on 35 of the hotels owned by the Partnership with a carrying value of approximately $235 million at December 31, 1996. The Company's charter

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


limits total borrowings to 45% of the Company's investment in hotel properties. The Line of Credit agreement requires the Company to maintain certain debt coverage ratios (1.75 to 1) and certain levels of cash flow, with which the Company was in compliance at December 31, 1996.

Additionally, the Line of Credit agreement requires a quarterly deposit into a separate room renovation account for the amount by which 4% of room revenues exceeds the amount expended by the Company during the quarter for replacement of furniture, fixtures and equipment and capital improvements for the hotels. At December 31, 1996, actual expenditures exceeded the amounts required.

5. Commitments and Related Party Transactions

The hotel properties are operated under franchise agreements and are licensed as Hampton Inn hotels (32), Residence Inn hotels (5), Holiday Inn hotels (4), Comfort Inn hotels (3), Homewood Suites hotels (3), and Holiday Inn Express hotel (1). The franchisors approve the transfer of the franchise licenses to the Lessee when the Partnership acquires the hotel properties. The franchise agreements require the payment of fees based on a percentage of hotel room revenue, beverage revenue and food revenue, if applicable, which are paid by the Lessee.

The Lessee has future lease commitments to the Company under the Percentage Leases which expire in 2011 (48 hotels). Minimum future rental income (Base Rents) under these non-cancelable operating leases is as follows:

                  Year                          Amount
                  ----                          ------
                                            (in thousands)
                  1997                         $ 24,620
                  1998                           24,620
                  1999                           24,620
                  2000                           24,620
                  2001                           24,620
                  2002 and thereafter           207,172
                                               --------

                                               $330,272
                                               ========

The Company earned Base Rents of $20.1 million, $12.6 million and $5.2 million and Percentage Rents in excess of Base Rents of $18.2 million, $11.5 million and $4.3 million, respectively, for the years ended December 31, 1996 and 1995 and the period March 1, 1994 through December 31, 1994. The Percentage Lease revenue is based on a percentage of gross room revenue, beverage revenue and food revenue, if applicable, of the hotels. Pursuant to the Master Agreement with Crossroads/Memphis, the existing Percentage Leases were amended, effective November 15, 1996, to increase the term of each Percentage Lease to fifteen years from the date of closing, with rent for the final five years of the term to be renegotiated after ten years. Both the Base Rent and the threshold room revenue amount in each Percentage Rent formula are adjusted for changes in the CPI. The adjustment is calculated on January 1 of each year, provided the lease has been in effect for a complete calendar year and is based upon the average change in the CPI during the prior 24 months. The adjustment in any lease year may not exceed 7%. Effective January 1, 1997, thirty-seven of the leases were adjusted, resulting in a 2.8% increase in both Base Rent and threshold room revenue.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



At December 31, 1996, the Lessee owed the Company $385,000 representing fourth quarter Percentage Rent which, under the new Master Lease Agreement, is due and payable to the Company by January 30, 1997. Additionally, the Former Lessee owed the Company approximately $3.0 million at December 31, 1996, representing fourth quarter Percentage Rent on revenue through November 14, 1996, which is due and payable to the Company by March 31, 1997. During 1996, Percentage Lease revenues from the Former Lessee totaled approximately $34.8 million.

Under the Percentage Leases, the Partnership is obligated to pay the costs of real estate and personal property taxes and maintain underground utilities and structural elements of the Hotels. In addition, the Percentage Leases obligate the Partnership to fund the cost of periodic repair, replacement and refurbishment of furniture, fixtures and equipment in the Hotels.

The Company is also committed to fund certain capital improvements to hotel properties when acquired, which is funded from borrowings, working capital, or the room renovation account (Note 4). Capital improvements of $19.4 million and $6.5 million in 1996 and 1995, respectively were made to the hotel properties, including those required by the franchisors at the acquisition of the property. In 1997, the Company expects to fund approximately $11.1 million of capital improvements for the hotel properties owned at December 31, 1996.

The Company has commitments under operating land leases through December 31, 2062, at three hotel properties for payments as follows: 1997 -- $233,783; 1998 -- $245,627; 1999 -- $265,377; 2000 -- $265,377; 2001 -- $265,377; thereafter --
$14.4 million.

The Partnership has begun construction of a 124-room Hampton Inn and Suites hotel. Construction costs are estimated at $7 million. Completion of the hotel is expected in the third quarter of 1997.


6. Supplemental Disclosure of Noncash Investing and Financing Activities

In 1994, Units valued at $6.2 million were issued in exchange for the interests of Phillip H. McNeill, Sr. and certain other affiliates in four Hotels owned by Mr. McNeill and his affiliates. In exchange for the Units, the Partnership acquired hotel properties of approximately $11.6 million (recorded on an historical cost basis), miscellaneous assets of approximately $100,000 and assumed related mortgage debt of approximately $12.9 million, resulting in an assumed net deficit of approximately $1.3 million.

Also in 1994, the Company issued 15,000 shares of restricted Common Stock valued at $10 per share to its three independent directors, the Company acquired land and a van at two hotels and assumed a capital lease obligation of $98,000, approximately $140,000 in offering expenses were deducted from additional paid-in capital and included in accrued expenses at December 31, 1994, and $2.3 million in distributions to shareholders and limited partners had been declared but not paid at December 31, 1994.

In 1995, 152,013 Units with a book value of $1.1 million were exchanged for shares of Common Stock by certain limited partners, 15,218 shares of Common Stock were issued to McNeill Investment Company, Inc. in payment of incentive advisory fees of $164,000, 3,238 Units valued at $37,000 were issued as part of the total acquisition cost of a hotel property, $4.0 million in

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


distributions to shareholders and limited partners had been declared but not paid at December 31, 1995, $1.3 million of the net proceeds of the Company's Third Offering was allocated to minority interest and offering expenses of approximately $170,000 which were paid in 1995 and included in deferred expenses at December 31, 1995, were deducted from the net proceeds of the Fourth Offering in April 1996.

In 1996, the Company issued 25,000 shares of Common Stock valued at $11.75 per share to its officers in lieu of cash to satisfy bonus compensation accrued at December 31, 1995, 182,815 Units with a book value of $1.7 million were exchanged for shares of Common Stock by certain limited partners, 96,303 Units valued at $1.1 million and an assumption of a $300,000 note payable were issued as part of the total acquisition cost of a hotel property, 25,000 shares of restricted Common Stock valued at $12.25 per share were issued to the Company's officers, $297,000 of the net proceeds of the Company's public offering was allocated to minority interest with the remainder of the net proceeds increasing Common Stock and additional paid-in capital, and $6.9 million in distributions to shareholders and limited partners had been declared but not paid at December 31, 1996.

7. Capital Stock

The Board of Directors is authorized to provide for the issuance of ten million shares of Preferred Stock in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences, and rights of each such series and the qualifications, limitations or restriction thereof. As of December 31, 1996 and 1995, no preferred stock was issued.

The outstanding Units are redeemable at the option of the holder for a like number of shares of common stock, or at the option of the Company, the cash equivalent thereof. Total Units outstanding at December 31, 1996 and 1995 were 821,458 and 657,970, respectively. The total market value of these Units at December 31, 1996, based on the last reported sales price of the Common Stock on the NYSE of $13.00, was approximately $10.7 million.

The Company issued 5,000 shares to each of its three initial independent directors, which shares vest over five years at a rate of 1,000 shares per year beginning in 1994. The unvested shares are subject to forfeiture if the director does not remain a director of the Company for the specified vesting period. The Company began charging operations for compensation expense with respect to these shares in 1994.

In January 1996, the Company issued 25,000 shares of common stock to its officers in lieu of cash to satisfy bonuses accrued at December 31, 1995. The shares were immediately vested and valued at $11.75 per share at date of issuance.

In December 1996, the Company issued a total of 25,000 shares of restricted shares of Common Stock pursuant to the 1994 Plan (defined below) to its officers, which shares vest ratably over five years. The shares were valued at $12.25 per share at the date of issuance. The unvested shares are subject to forfeiture if the officer does not remain an officer of the Company for the specified vesting period.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8. Stock Option Plans

On June 13, 1994, the Board of Directors of the Company approved the 1994 Stock Incentive Plan (the "1994 Plan") to provide for incentives awarded to officers and key employees of the Company. The 1994 Plan provides for the grant of stock options to purchase a specified number of shares of Common Stock ("Options") or grants of restricted shares of Common Stock ("Restricted Stock"). Under the plan, the total number of shares available for grant is 2,300,000 shares of Common Stock, of which not more than 100,000 shares may be grants of Restricted Stock. The exercise price of the options shall be determined on the date of each grant and expire in 2002.

On July 6, 1994, the Company granted options to officers and key employees of the Company to purchase 600,000 shares of Common Stock at an exercise price of $12.50 per share, which options vest ratably over five years. At December 31, 1996, no options have been exercised.

On June 13, 1994, the Board of Directors of the Company also approved the Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the award of options to purchase common stock to each director who is not an employee of the Company or a related entity. Under the Directors' Plan, the total number of shares available for grant is 50,000 shares of Common Stock. In June 1996 and April 1995, each eligible director was awarded an option to acquire 1,000 shares (aggregate 3,000 shares) of Common Stock at an exercise price of $11.75 and $11.25, the fair market value on their respective dates of grant. At December 31, 1996, no options have been exercised. During the remaining term of the Directors' Plan, each eligible director will receive an option for 1,000 shares of Common Stock at the first meeting of the Board of Directors following each annual meeting of the Company's shareholders. The exercise price of the options shall be determined on the date of each grant and expire ten years after the date of each grant.

At December 31, 1996 and 1995, exercisable options under both plans were 631,000 and 603,000 shares, respectively.

9. Pro Forma Financial Information (Unaudited)

Due to the impact of the acquisitions discussed in Note 1, Note 3 and Note 10, historical operations may not be indicative of future results of operations and net income per common share.

The following unaudited Pro Forma Consolidated Statements of Operations for the year ended December 31, 1996 and 1995 are presented as if the acquisition of all 48 hotels owned at December 31, 1996, and the consummation of the Offerings and the application of the net proceeds therefrom had occurred on January 1, 1995, and all of the hotels had been leased to the Lessee pursuant to the Percentage Leases.

The Pro Forma Consolidated Statements of Operations do not purport to present what actual results of operations would have been if the acquisitions and the consummation of the Offerings had occurred on such date or to project results for any future period.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                             For the Years Ended
                                                                 December 31,
                                                              1996         1995
                                                            -------      -------
                                               (in thousands, except share and per share data)
Percentage lease revenues                                   $43,780      $42,083

Expenses:
Real estate and personal property taxes                       4,334        3,737
Depreciation and amortization                                15,515       13,473
Compensation                                                    556          747
Interest                                                      5,497        5,898
Amortization of loan costs
General and administrative                                    1,418        1,068
Amortization of unearned directors' and
    officers' compensation                                       33           31
Rental expense                                                  242          224
                                                            -------      -------
Total expenses                                               27,595       25,178
                                                            -------      -------

Income before minority interest                              16,185       16,905

Minority interest                                               518          541
                                                            -------      -------

Net income applicable to common shareholders                $15,667      $16,364
                                                            =======      =======

Net income per common share                                 $   .66      $   .69
                                                            =======      =======

Weighted average number of common shares
    outstanding                                              23,693       23,693
                                                            =======      =======


10. Subsequent Events

Since December 31, 1996, the Partnership has acquired five additional hotel properties: a 96-room Residence Inn hotel in Colorado Springs, Colorado for $9.7 million; a 135-room Residence Inn hotel in Oklahoma City, Oklahoma for $8.6 million; a 128-room Residence Inn hotel in Tucson, Arizona for $11.2 million; a Hampton Inn hotel in Savannah, Georgia for $5.0 million; and a Hampton Inn hotel in Norfolk, Virginia for $5.7 million. Additionally, the Partnership contracted to acquire a Hampton Inn hotel in Pickwick, Tennessee for $2.1 million; a Hampton Inn hotel in Southaven (Memphis), Mississippi for $4.3 million; and a Hampton Inn hotel in Overland Park, Kansas for $7.1 million, with closings expected in March 1997. All of these hotels will be leased and operated by Crossroads Future Company, L.L.C., a wholly-owned subsidiary of Interstate, an affiliate of Interstate Hotels Company.

In January 1997, the Company established EQI Financing Partnership I, L.P. ("EQI Finance"), an indirect, wholly-owned subsidiary of the Company. EQI Finance was established for the purpose of issuing $88 million of fixed rate collateralized mortgage bonds in a private placement transaction.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


On February 10, 1997, EQI Finance issued $88 million of rated Commercial Mortgage Bonds ("Bonds"), as follows:


                     Initial
                     Principal       Interest          Stated
     Class            Amount           Rate           Maturity            Rating
     -----           ---------       --------     -----------------       ------
       A          $27.4 million       6.825%      November 20, 2006         AA
       B          $50.6 million       7.370%      December 20, 2015         A
       C          $10.0 million       7.580%      February 20, 2017         BBB


The combined interest rate for all three issues of Bonds is fixed at 7.22%. Proceeds from the issuance of these Bonds were used to repay existing debt under the Line of Credit of approximately $85.6 million and expenses of approximately $2.4 million. Principal payments are to be applied to each class of Bonds in order of their respective maturities with no principal payment on any Bond until all Bonds in a bond class with an earlier stated maturity have been paid in full. The Company expects to repay these bonds in full within 10 years.

In connection with these transactions, the Partnership transferred twenty-three of its hotel properties with a carrying value of approximately $136.5 million and their respective leases to EQI Finance as a capital contribution in return for a 99% limited partnership interest, leaving twelve hotels secured under the Line of Credit. The remaining 1% interest is owned by EQI Financing Corporation, another indirect wholly-owned subsidiary of the general partnership. The mortgage properties will secure the Bonds.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11. The Lessee

As discussed in Note 1, the Percentage Leases are guaranteed by Interstate and its parent, Interstate Hotels Company, a publicly traded hotel management company. At December 31, 1996, Interstate managed, leased or performed related services for a portfolio of 212 hotels totaling 43,178 rooms.

The financial information for Interstate Hotels Company as of and for the year ended December 31, 1996 is as follows (in thousands):

            Balance Sheet Data:
                 Investment in hotel properties, net             $  5,605
                 Cash and short-term investments                   32,323
                 Total assets                                     883,761
                 Total debt                                       407,811
                 Shareholders' equity                             409,298

            Income Statement Data:
                 Total revenue                                   $190,385
                 Net income (loss) (1)                             (1,616)

------------------------

(1) Included in its 1996 results of operations is a non-cash compensation charge of $11.9 million related to the issuance of common stock to certain employees in consideration for the cancellation of stock options issued by Interstate's predecessor in 1995. Additionally, Interstate recorded an extraordinary loss of $7.7 million, net of tax benefit of $4.0 million, as a result of an early extinguishment of certain debt.

                                EQUITY INNS, INC.
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1996
                                 (In Thousands)

                                                                      Cost Capitalized              Gross Amount at Which
                                                                         Subsequent                      Carried at
                                             Initial Cost              to Acquisition                  Close of Period
                                    ------------------------------  ---------------------------  ------------------------------
                                                         Furniture                    Furniture                       Furniture
                                                            and                         and                              and
Description of Property               Land   Improvements Fixtures  Land Improvements Fixtures     Land   Improvements Fixtures
-----------------------             -------  ------------ --------  ---- ------------ --------   -------- ------------ --------
Hampton Inn-Albany, NY              $   953    $  9,897   $   802   $ 0   $    105    $   615    $    953   $10,002    $ 1,417
Hampton Inn-Cleveland, OH               820       4,428       217     0        171        391         820     4,599        608
Hampton Inn-College Station, TX         656       4,655       671     0        201        511         656     4,856      1,182
Hampton Inn-Columbus, GA                603       2,591     1,073     0        211        363         603     2,802      1,436
Hampton Inn-Ft. Worth, TX               385       1,754       896     0        182        563         385     1,936      1,459
Hampton Inn-Little Rock, AR             549       2,688       328     0         91        552         549     2,779        880
Hampton Inn-Louisville, KY              395       2,406       919     0        180        643         395     2,586      1,562
Hampton Inn-Sarasota, FL                553       3,389       753     0        118        250         553     3,507      1,003
Hampton Inn-Ann Arbor, MI               565       4,499       506     0        287        599         565     4,786      1,105
Comfort Inn-Enterprise, AL              544       2,398       112     0         82        300         544     2,480        412
Hampton Inn-Gurnee, IL                  630       3,397       277     0        363        872         630     3,760      1,149
Hampton Inn-Traverse City, MI           526       6,153       335     0         91        517         526     6,244        852
Hampton Inn-Arlington, TX               425       6,387       582     0        192        349         425     6,579        931
Residence Inn-Eagan, MN                 540       8,130       652     0        501      1,179         540     8,631      1,831
Residence Inn-Tinton Falls, NJ            0       7,711       419     0        184        176           0     7,895        595
Hampton Inn-Milford, CT                 759       5,689       467     0        215        456         759     5,904        923
Hampton Inn-Meriden, CT                 648       3,226       435     0        120        247         648     3,346        682
Hampton Inn-Beckley, WV               1,876       5,557       402     0         72         78       1,876     5,629        480
Holiday Inn-Bluefield, WV             1,661       6,141       342     0        466        879       1,661     6,607      1,221
Hampton Inn-Gastonia, NC              1,835       4,741       358     0         60        582       1.835     4,801        940
Hampton Inn-Morgantown, WV            1,573       4,311       324     4         59        519       1,577     4,370        843
Holiday Inn-Oak Hill, WV                269       3,727        85     0        817        613         269     4,544        698
Hampton Inn-Shelby, NC                  401       2,457       165     0        114        381         401     2,571        546
Holiday Inn Express-Wilkesboro, NC      269       2,778       177     0        243        375         269     3,021        552
Hampton Inn-Naperville, IL              678       6,455       396     0        236        569         678     6,691        965
Hampton Inn-State College, PA           718       7,310       525     0         99        353         718     7,409        878
Comfort Inn-Rutland, VT                 359       3,683       354     0        278        448         359     3,961        802
Hampton Inn-Cleveland, TN               181       1,825       171     0         80         99         181     1,905        270
Hampton Inn-Scranton, PA                403       7,017       720     0         41         23         403     7,058        743
Residence Inn-Omaha, NE                 953       2,650       162     6        191        198         959     2,841        360
Hampton Inn-Fayetteville, NC            403       5,043       148    18        481        711         421     5,524        859
Hampton Inn-Indianapolis, IN          1,207       6,513       126     0        255      1,044       1,207     6,768      1,170
Hampton Inn-Jacksonville, FL            403       4,793       126     0        172        872         403     4,965        998
Holiday Inn-Mt. Pleasant, SC          1,205       7,874       247     0        374        552       1,205     8,248        799
Comfort Inn-Jacksonville Beach, FL      849       7,307       371     2        381        313         851     7,688        684
Hampton Inn-Austin, TX                  500       6,659       375     6        160        431         506     6.819        606
Hampton Inn-Garland, TX                 375       4,959       450     3        137        369         378     5,096        819
Hampton Inn-Knoxville, TN               617       3,871       232     0        121        412         617     3,992        644
Hampton Inn-Glen Burnie, MD               0       5,075       322     0        104         94           0     5,179        416
Hampton Inn-Detroit, MI               1,207       5,785       526     0         83         (1)      1,207     5,868        525
Homewood Suites-Hartford, CT          2,866       7,660       915     0        162         (2)      2,866     7,822        913
Residence Inn-Madison, WI               700       2,879       356     0         72         95         700     2,951        451
Holiday Inn-Winston-Salem, NC         1,350       3,124       639     0         21        (13)      1,350     3,145        626
Hampton Inn-Scottsdale, AZ            2,227       6,566       723     0         21          9       2,227     6,587        732
Hampton Inn-Chattanooga, TN           1,475       6,824       752     0        103        187       1,475     6,927        939
Homewood Suites-San Antonio, TX         907       6,661     1,029     0         16          1         907     6,677      1,030
Residence Inn-Burlington, VT            679       6,677       342     0         81         (6)        679     6,758        336
Homewood Suites-Phoenix, AZ           1,600       7,086       902     0         18          0       1,600     7,104        902
Homewood Suites-Bartlett, TN          1,033           0         0     0          0          0       1,033         0          0
                                    -------    --------   -------   ---   --------    -------    --------   -------    -------

                                    $40,330    $243,406   $22,206   $39   $  8,812    $18,768    $ 40,369   $252,218   $ 40,974
                                    =======    ========   =======   ===   ========    =======    ========   ========   ========


                                                           Accumulated       Net Book
                                                           Depreciation        Value                         Life Upon
                                                           Buildings and   Buildings and                       Which
                                                           Improvements;   Improvements;                    Depreciation
                                                            Furniture &     Furniture &         Date of     In Statement
                                                Total         Fixtures        Fixtures        Construction   Is Computed
                                              --------        --------        --------        ------------- ------------
Hampton Inn-Albany, NY                        $ 12,372        $  1,464        $ 10,908            1986        5-40 Yrs
Hampton Inn-Cleveland, OH                        6,027             598           5,429            1987        5-40 Yrs
Hampton Inn-College Station, TX                  6,694             873           5,821            1986        5-40 Yrs
Hampton Inn-Columbus, GA                         4,841           1,726           3,115            1986        5-40 Yrs
Hampton Inn-Ft. Worth, TX                        3,780           1,149           2,631            1987        5-40 Yrs
Hampton Inn-Little Rock, AR                      4,208             547           3,661            1985        5-40 Yrs
Hampton Inn-Louisville, KY                       4,543           1,852           2,691            1986        5-40 Yrs
Hampton Inn-Sarasota, FL                         5,063           1,035           4,028            1987        5-40 Yrs
Hampton Inn-Ann Arbor, MI                        6,456             762           5,694            1986        5-31 Yrs
Comfort Inn-Enterprise, AL                       3,436             323           3,113            1987        5-31 Yrs
Hampton Inn-Gurnee, IL                           5,539             614           4,925            1988        5-31 Yrs
Hampton Inn-Traverse City, MI                    7,622             814           6,808            1987        5-31 Yrs
Hampton Inn-Arlington, TX                        7,935             782           7,153            1985        7-31 Yrs
Residence Inn-Eagan, MN                         11,002             916          10,086            1988        7-31 Yrs
Residence Inn-Tinton Falls, NJ                   8,490             740           7,750            1988        7-31 Yrs
Hampton Inn-Milford, CT                          7,586             660           6.926            1986        7-31 Yrs
Hampton Inn-Meriden, CT                          4,676             409           4,267            1988        7-31 Yrs
Hampton Inn-Beckley, WV                          7,985             505           7,480            1992        7-31 Yrs
Holiday Inn-Bluefield, WV                        9,489             634           8.855            1980        7-31 Yrs
Hampton Inn-Gastonia, NC                         7,576             493           7,083            1989        7-31 Yrs
Hampton Inn-Morgantown, WV                       6,790             424           6,366            1991        7-31 Yrs
Holiday Inn-Oak Hill, WV                         5,511             369           5,142            1983        7-31 Yrs
Hampton Inn-Shelby, NC                           3,518             268           3,250            1989        7-31 Yrs
Holiday Inn Express-Wilkesboro, NC               3,842             280           3,562            1985        7-31 Yrs
Hampton Inn-Naperville, IL                       8,334             668           7,666            1987        7-31 Yrs
Hampton Inn-State College, PA                    9,005             652           8,353            1987        7-31 Yrs
Comfort Inn-Rutland, VT                          5,122             316           4,806            1985        7-31 Yrs
Hampton Inn-Cleveland, TN                        2,356             138           2,218            1993        7-31 Yrs
Hampton Inn-Scranton, PA                         8,204             437           7,767            1994        7-31 Yrs
Residence Inn-Omaha, NE                          4,160             129           4,031            1985        7-31 Yrs
Hampton Inn-Fayetteville, NC                     6,804             313           6,491            1986        7-31 Yrs
Hampton Inn-Indianapolis, IN                     9,145             397           8,748            1987        7-31 Yrs
Hampton Inn-Jacksonville, FL                     6,366             311           6,055            1986        7-31 Yrs
Holiday Inn-Mt. Pleasant, SC                    10,252             434           9,818            1988        7-31 Yrs
Comfort Inn-Jacksonville Beach, FL               9,223             357           8,866            1990        7-31 Yrs
Hampton Inn-Austin, TX                           8,131             310           7,821            1987        7-31 Yrs
Hampton Inn-Garland, TX                          6,293             271           6,022            1986        7-31 Yrs
Hampton Inn-Knoxville, TN                        5,253             151           5,102            1988        7-31 Yrs
Hampton Inn-Glen Burnie, MD                      5,595             175           5,420            1989        7-31 Yrs
Hampton Inn-Detroit, MI                          7,600             156           7,444            1989        7-31 Yrs
Homewood Suites-Hartford, CT                    11,601             227          11,374            1990        7-31 Yrs
Residence Inn-Madison, WI                        4,102              80           4,022            1988        7-31 Yrs
Holiday Inn-Winston-Salem, NC                    5,121              99           5,022            1969        7-31 Yrs
Hampton Inn-Scottsdale, AZ                       9,546             146           9,400            1996        7-31 Yrs
Hampton Inn-Chattanooga, TN                      9,341             153           9,188            1988        7-31 Yrs
Homewood Suites-San Antonio, TX                  8,614              93           8,521            1996        7-31 Yrs
Residence Inn-Burlington, VT                     7.773              68           7,705            1988        7-31 Yrs
Homewood Suites-Phoenix, AZ                      9,606              41           9,565            1986        7-31 Yrs
Homewood Suites-Bartlett, TN                     1,033               0           1,033            1986        7-31 Yrs
                                              --------        --------        --------

                                              $333,561        $ 24,359        $309,202
                                              ========        ========        ========





(a) Reconciliation of Real Estate:
     Balance at December 31, 1994                        $147,074
       Additions during the period                         84,250
                                                         --------
     Balance at December 31, 1995                         231,324
       Additions during the period                        102,237
                                                         --------

     Balance at December 31, 1996                        $333,561
                                                         ========

(b) Reconciliation of Accumulated Depreciation:
      Balance At December 31, 1994                       $  6,104
         Depreciation expense during the period             6,791
                                                         --------
      Balance at December 31, 1995                         12,895
         Depreciation expense during the period            11,464
                                                         --------

      Balance at December 31, 1996                       $ 24,359
                                                         ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended December 31, 1996 and through the date of this report, there has been no change in the Company's independent accountants, nor have any disagreements with such accountants or reportable events occurred.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference from the section entitled "Proposal One - Election of Class III Director" in the Proxy Statement as to the Company's directors. See also Item 1 -- "Business-Executive Officers of the Company."


ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference from the sections entitled "Ownership of the Company's Common Stock" and "Proposal One - Election of Class III Director" in the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a) Financial Statements:

The following financial statements and financial statement schedule are located in this report on the pages indicated:

                                                                                             Page
Equity Inns, Inc.
      Report of Independent Accountants
      Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated
      Statements of Operations for the years ended
            December 31, 1996, 1995 and for the period March 1, 1994 (inception of operations) to December 31, 1994
      Consolidated Statements of Shareholders' Equity for the years ended
            December 31, 1996, 1995 and for the period March 1, 1994 (inception of operations) to December 31, 1994
      Consolidated Statements of Cash Flows for the years ended December 31,
            1996, 1995 and for the period March 1, 1994 (inception of
            operations) to December 31, 1994
      Notes to Consolidated Financial Statements
      Schedule III -- Real Estate and Accumulated Depreciation as
            of December 31, 1996

All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Reports on Form 8-K:

The following Current Reports on Form 8-K were filed during the last quarter of the period covered by this Report on Form 10-K.

         (1) Amended Current Report on Form 8-K reporting the Partnership's acquisition of an 80-room Residence Inn in Madison, Wisconsin, a 160-room Holiday Inn in Winston-Salem, North Carolina, a 160-room Hampton Inn in Scottsdale, Arizona, and a 167-room Hampton Inn in Chattanooga, Tennessee, such report being dated June 25, 1996 and filed on October 3, 1996 with the following financial statements:

                  Combined Balance Sheets of the PCW Hotels as of December 31, 1995 (audited) and June 30, 1996 (unaudited), Combined Statements of Revenues over Expenses of the PCW Hotels for the year ended December 31, 1995 (audited) and the six month periods ended June 30, 1996 and 1995 (unaudited), Combined Statements of Equity (Deficit) of the PCW Hotels for the year ended December 31, 1995 (audited) and the six month period ended June 30, 1996 (unaudited), Combined Statements of Cash Flows of the PCW Hotels for the year ended December 31, 1995 (audited) and the six month periods ended June 30, 1996 and 1995 (unaudited);

                  Equity Inns, Inc. Pro Forma Consolidated Statement of Operations for the year ended December 31, 1995 (unaudited) and the six month period ended June 30, 1996 (unaudited) and Pro Forma Condensed Consolidated Balance Sheet as of June 30, 1996 (unaudited); and

                  Trust Leasing, Inc. Pro Forma Statement of Operations for the year ended December 31, 1995 (unaudited) and the six month period ended June 30, 1996 (unaudited).

         (2) Current Report on Form 8-K, reporting the Company's and the Partnership's agreements with Interstate Hotels Company ("Interstate") and certain of Interstate's affiliates providing for, among other things: (i) the assumption by Crossroads/Memphis Partnership, L.P. of all the Percentage Leases; (ii) the amendment and restatement of all the existing Percentage Leases; (iii) the guaranty by Interstate of all of the Lessee's obligations under the Percentage Leases with the Partnership and all future leases between the Partnership and affiliates of Interstate; (iv) a right of first offer, subject to certain exceptions, for Crossroads Future Company, L.L.C., a wholly-owned subsidiary of Interstate to lease hotels acquired or developed by the Partnership prior to November 15, 2001; and (v) certain options and rights of first offer for the Partnership to acquire certain midscale, upper economy, economy and budget hotels developed or acquired by Interstate or its affiliates prior to November 2001, such report being dated November 15, 1996 and filed December 31, 1996 (no financial statements were required to be filed with this report).

(c) Exhibits:

Exhibit
Number                                Description
------                                -----------
3.1      --       Charter of the Registrant (incorporated by reference to
                  Exhibit 3.1 to the Company's Registration Statement on Form
                  S-11 (Registration No. 33-73304)

3.1(a)   --       Articles of Amendment to the Charter of the Registrant
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Current Report on Form 8-K [Registration No. 34-0- 23290]
                  filed with the Securities and Exchange Commission on May 31,
                  1995)

3.1(b)   --       Articles of Amendment to the Charter of the Registrant
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Current Report on Form 8-K [Registration No. 34-0- 23290]
                  filed with the Securities and Exchange Commission on May 31,
                  1996)

3.2      --       By-Laws of the Registrant (incorporated by reference to
                  Exhibit 3.2 to the Company's Registration Statement on Form
                  S-11 [Registration No. 33-73304])

4.1      --       Form of Certificate of Common Stock, $.01 par value
                  (incorporated by reference to Exhibit 4.1 to the Company's
                  Registration Statement on Form S-11 [Registration No.
                  33-73304])

4.2      --       Second Amended and Restated Agreement of Limited Partnership
                  of Equity Inns Partnership, L.P. (incorporated by reference to
                  Exhibit 4.1 to the Company's Registration Statement on Form
                  S-3 [Registration No. 33-90364])

10.1(a)  --       Form of Percentage Lease Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on
                  Form S-11 [Registration No. 33-73304])

10.1(b)  --       Consolidated Lease Amendment dated as of November 15, 1996 between Equity Inns Partnership, L.P. and Crossroads/Memphis
                  Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K [Registration No.
                  34-0-23290] filed with the Securities and Exchange Commission on December 31, 1996)

10.3     --       Right of First Refusal Agreement between Wolf River Hotel,
                  L.P. and Equity Inns Partnership, L.P. (incorporated by
                  reference to Exhibit 10.5 to the Company's Registration
                  Statement on Form S-3 [Registration No. 33-93158])

10.4     --       Right of First Refusal Agreement between SAHI I L.P. and
                  Equity Inns Partnership, L.P. (incorporated by reference to
                  Exhibit 10.5 to the Company's Registration Statement on Form
                  S-3 [Registration No. 33-93158])

10.5     --       Credit Agreement between Equity Inns, Inc., Equity Inns Trust,
                  Equity Inns Partnership, L.P., Smith Barney Mortgage Capital
                  Group, Inc., National Bank of Commerce, First National Bank of
                  Chicago, Leader Federal Bank for Savings, AmSouth Bank, First
                  National Bank of Commerce, Bank of Mississippi, Mercantile
                  Bank of St. Louis, First National Bank of Chicago and Smith
                  Barney Mortgage Capital Group, Inc. as collateral agent
                  (incorporated by reference to Exhibit 10.7 to the Company's
                  Annual Report on Form 10-K/A for the year ended December 31,
                  1995 [Registration No. 34-0-23290] filed with the Securities and Exchange Commission on March 20, 1996)

10.6     --       Memorandum of Understanding between Promus Hotels, Inc.,
                  Equity Inns, Inc. and McNeill Hotel Co., Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on
                  Form 8-K [Registration No. 34-0-23290] filed with the
                  Securities and Exchange Commission on March 20, 1996)

10.7     --       Agreement of Phillip H. McNeill, Sr. concerning investment of the income of McNeill Hotel Co., Inc. (incorporated by
                  reference to Exhibit 10.2 to the Company's Current Report on
                  Form 8-K [Registration No. 34-0-23290] filed with the
                  Securities and Exchange Commission on March 20, 1996)

10.8     --       Agreement of Phillip H. McNeill, Sr. concerning purchase of
                  250,000 units of limited partnership interest in Equity Inns
                  Partnership, L.P. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K [Registration No.
                  34-0- 23290] filed with the Securities and Exchange Commission on March 20, 1996)

10.9     --       Agreement of Phillip H. McNeill, Sr. concerning development activities (incorporated by reference to Exhibit 10.4 to the
                  Company's Current Report on Form 8-K [Registration No.
                  34-0-23290] filed with the Securities and Exchange Commission on March 20, 1996)

10.10    --       Amendment to Agreement of Phillip H. McNeill, Sr. concerning the purchase of 250,000 units of limited partnership interest in Equity Inns Partnership, L.P, (incorporated by reference to
                  Exhibit 10.2 to the Company's Current Report on Form 8-K
                  [Registration No. 34-0-23290] filed with the Securities and
                  Exchange Commission on March 22, 1996)

10.11    --       Equity Inns, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.29(a) to the Company Registration
                  Statement on Form S-11 [Registration No. 33- 80318])

10.12    --       Stock Purchase Agreement dated as of May 31, 1996 by and among
                  Equity Inns, Inc., Equity Inns Partnership, L.P. and Promus
                  Hotels, Inc. (incorporated by reference to Exhibit 10.a to the
                  Company's Current Report on Form 8-K [Registration No. 34-0-
                  23290] filed with the Securities and Exchange Commission on
                  June 13, 1996)

10.13    --       Development Agreement dated as of May 31, 1996 between Equity
                  Inns Partnership, L.P., Trust Leasing, Inc. and Promus Hotels,
                  Inc. (incorporated by reference to Exhibit 10.2 to the
                  Company's Current Report on Form 8-K [Registration No. 34-0-
                  23290] filed with the Securities and Exchange Commission on
                  June 13, 1996)

10.14    --       Form of Management Agreement between Equity Inns Partnership,
                  L.P., Trust Leasing, Inc. and Promus Hotels, Inc.
                  (incorporated by reference to Exhibit 10.3 to the Company's
                  Current Report on Form 8-K [Registration No. 34-0-23290] filed with the Securities and Exchange Commission on June 13, 1996)

10.15    --       Guaranty of Leases dated November 15, 1996 by Interstate
                  Hotels Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K [Registration No.
                  34-0-23290] filed with the Securities and Exchange Commission on December 31, 1996)

10.16    --       Guaranty of Leases dated November 15, 1996 by Interstate
                  Hotels Corporation (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K [Registration No.
                  34-0-23290] filed with the Securities and Exchange Commission on December 31, 1996)

10.17    --       Master Agreement dated as of November 4, 1996 among Equity
                  Inns, Inc., Equity Inns Partnership, L.P., Interstate Hotels
                  Corporation, Crossroads/Memphis Partnership, L.P. and
                  Crossroads Future Company, L.L.C. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K
                  [Registration No. 34-0- 23290] filed with the Securities and
                  Exchange Commission on December 31, 1996)

10.18    --       First Amendment to Master Agreement dated as of November 15,
                  1996 among Equity Inns, Inc., Equity Inns Partnership, L.P.,
                  Interstate Hotels Corporation, Crossroads/Memphis Partnership,
                  L.P. and Crossroads Future Company, L.L.C. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on
                  Form 8-K [Registration No. 34-0-23290] filed with the
                  Securities and Exchange Commission on December 13, 1996)

21.1*    --       List of subsidiaries of Equity Inns, Inc.

23.1*    --       Consent of Coopers & Lybrand L.L.P.

27       --       Financial Data Schedule (Sec Use Only)

----------------
*filed herewith.

(d) Financial Statement Schedule

The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K. See Item 14 (a).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized on the 14th day of March 1997.

                                        EQUITY INNS, INC.



                                        By: /s/Phillip H. McNeill, Sr.
                                            Phillip H. McNeill, Sr.
                                            Chairman of the Board and
                                            Chief Executive Officer

                                        Date:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 14th day of March 1997.


         Signature                             Title                            Date
         ---------                             -----                            ----
/s/ Phillip H. McNeill, Sr.         Chairman of the Board and                   March 14, 1997
------------------------------      Chief Executive Officer
Phillip H. McNeill, Sr.             (Principal Executive Officer)
                                    and Director

/s/ David L. Levine                 President and Chief Operating               March 14, 1997
------------------------------      Officer
David L. Levine


/s/ Howard A. Silver                Vice President-Finance, Secretary,          March 14, 1997
------------------------------      Treasurer, Chief Financial Officer
Howard A. Silver                    (Principal Financial and Accounting
                                    Officer)


/s/ William A. Deupree, Jr.         Director                                    March 14, 1997
------------------------------
William A. Deupree, Jr.


/s/ James A. Thomas III             Director                                    March 14, 1997
------------------------------
James A. Thomas III


/s/ Joseph W. McLeary               Director                                    March 14, 1997
------------------------------
Joseph W. McLeary

                                INDEX OF EXHIBITS


Exhibit
Number                                    Description
------                                    -----------
3.1      --       Charter of the Registrant (incorporated by reference to
                  Exhibit 3.1 to the Company's Registration Statement on Form
                  S-11 (Registration No. 33-73304)

3.1(a)   --       Articles of Amendment to the Charter of the Registrant
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Current Report on Form 8-K [Registration No. 34-0- 23290]
                  filed with the Securities and Exchange Commission on May 31,
                  1995)

3.1(b)   --       Articles of Amendment to the Charter of the Registrant
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Current Report on Form 8-K [Registration No. 34-0- 23290]
                  filed with the Securities and Exchange Commission on May 31,
                  1996)

3.2      --       By-Laws of the Registrant (incorporated by reference to
                  Exhibit 3.2 to the Company's Registration Statement on Form
                  S-11 [Registration No. 33-73304])

4.1      --       Form of Certificate of Common Stock, $.01 par value
                  (incorporated by reference to Exhibit 4.1 to the Company's
                  Registration Statement on Form S-11 [Registration No.
                  33-73304])

4.2      --       Second Amended and Restated Agreement of Limited Partnership
                  of Equity Inns Partnership, L.P. (incorporated by reference to
                  Exhibit 4.1 to the Company's Registration Statement on Form
                  S-3 [Registration No. 33-90364])

10.1(a)  --       Form of Percentage Lease Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on
                  Form S-11 [Registration No. 33-73304])

10.1(b)  --       Consolidated Lease Amendment dated as of November 15, 1996 between Equity Inns Partnership, L.P. and Crossroads/Memphis
                  Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K [Registration No.
                  34-0-23290] filed with the Securities and Exchange Commission on December 31, 1996)

10.3     --       Right of First Refusal Agreement between Wolf River Hotel,
                  L.P. and Equity Inns Partnership, L.P. (incorporated by
                  reference to Exhibit 10.5 to the Company's Registration
                  Statement on Form S-3 [Registration No. 33-93158])

10.4     --       Right of First Refusal Agreement between SAHI I L.P. and
                  Equity Inns Partnership, L.P. (incorporated by reference to
                  Exhibit 10.5 to the Company's Registration Statement on Form
                  S-3 [Registration No. 33-93158])

10.5     --       Credit Agreement between Equity Inns, Inc., Equity Inns Trust,
                  Equity Inns Partnership, L.P., Smith Barney Mortgage Capital
                  Group, Inc., National Bank of Commerce, First National Bank of
                  Chicago, Leader Federal Bank for Savings, AmSouth Bank, First
                  National Bank of Commerce, Bank of Mississippi, Mercantile
                  Bank of St. Louis, First National Bank of Chicago and Smith
                  Barney Mortgage Capital Group, Inc. as collateral agent
                  (incorporated by reference to Exhibit 10.7 to the Company's
                  Annual Report on Form 10-K/A for the year ended December 31,
                  1995 [Registration No. 34-0-23290] filed with the Securities and Exchange Commission on March 20, 1996)

10.6     --       Memorandum of Understanding between Promus Hotels, Inc.,
                  Equity Inns, Inc. and McNeill Hotel Co., Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on
                  Form 8-K [Registration No. 34-0-23290] filed with the
                  Securities and Exchange Commission on March 20, 1996)

10.7     --       Agreement of Phillip H. McNeill, Sr. concerning investment of the income of McNeill Hotel Co., Inc. (incorporated by
                  reference to Exhibit 10.2 to the Company's Current Report on
                  Form 8-K [Registration No. 34-0-23290] filed with the
                  Securities and Exchange Commission on March 20, 1996)

10.8     --       Agreement of Phillip H. McNeill, Sr. concerning purchase of
                  250,000 units of limited partnership interest in Equity Inns
                  Partnership, L.P. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K [Registration No.
                  34-0- 23290] filed with the Securities and Exchange Commission on March 20, 1996)

10.9     --       Agreement of Phillip H. McNeill, Sr. concerning development activities (incorporated by reference to Exhibit 10.4 to the
                  Company's Current Report on Form 8-K [Registration No.
                  34-0-23290] filed with the Securities and Exchange Commission on March 20, 1996)

10.10    --       Amendment to Agreement of Phillip H. McNeill, Sr. concerning the purchase of 250,000 units of limited partnership interest in Equity Inns Partnership, L.P, (incorporated by reference to
                  Exhibit 10.2 to the Company's Current Report on Form 8-K
                  [Registration No. 34-0-23290] filed with the Securities and
                  Exchange Commission on March 22, 1996)

10.11    --       Equity Inns, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.29(a) to the Company Registration
                  Statement on Form S-11 [Registration No. 33- 80318])

10.12    --       Stock Purchase Agreement dated as of May 31, 1996 by and among
                  Equity Inns, Inc., Equity Inns Partnership, L.P. and Promus
                  Hotels, Inc. (incorporated by reference to Exhibit 10.a to the
                  Company's Current Report on Form 8-K [Registration No. 34-0-
                  23290] filed with the Securities and Exchange Commission on
                  June 13, 1996)

10.13    --       Development Agreement dated as of May 31, 1996 between Equity
                  Inns Partnership, L.P., Trust Leasing, Inc. and Promus Hotels,
                  Inc. (incorporated by reference to Exhibit 10.2 to the
                  Company's Current Report on Form 8-K [Registration No. 34-0-
                  23290] filed with the Securities and Exchange Commission on
                  June 13, 1996)

10.14    --       Form of Management Agreement between Equity Inns Partnership,
                  L.P., Trust Leasing, Inc. and Promus Hotels, Inc.
                  (incorporated by reference to Exhibit 10.3 to the Company's
                  Current Report on Form 8-K [Registration No. 34-0-23290] filed with the Securities and Exchange Commission on June 13, 1996)

10.15    --       Guaranty of Leases dated November 15, 1996 by Interstate
                  Hotels Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K [Registration No.
                  34-0-23290] filed with the Securities and Exchange Commission on December 31, 1996)

10.16    --       Guaranty of Leases dated November 15, 1996 by Interstate
                  Hotels Corporation (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K [Registration No.
                  34-0-23290] filed with the Securities and Exchange Commission on December 31, 1996)

10.17    --       Master Agreement dated as of November 4, 1996 among Equity
                  Inns, Inc., Equity Inns Partnership, L.P., Interstate Hotels
                  Corporation, Crossroads/Memphis Partnership, L.P. and
                  Crossroads Future Company, L.L.C. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K
                  [Registration No. 34-0- 23290] filed with the Securities and
                  Exchange Commission on December 31, 1996)

10.18    --       First Amendment to Master Agreement dated as of November 15,
                  1996 among Equity Inns, Inc., Equity Inns Partnership, L.P.,
                  Interstate Hotels Corporation, Crossroads/Memphis Partnership,
                  L.P. and Crossroads Future Company, L.L.C. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on
                  Form 8-K [Registration No. 34-0-23290] filed with the
                  Securities and Exchange Commission on December 13, 1996)

21.1*    --       List of subsidiaries of Equity Inns, Inc.

23.1*    --       Consent of Coopers & Lybrand L.L.P.

27       --       Financial Data Schedule (Sec Use Only)