Form 10-Q
period 1997-03-31
EQUITY INNS INC
filed 1997-04-30
CIK 916530

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997  COMMISSION FILE NUMBER 34-0-23290


                                EQUITY INNS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          TENNESSEE                                              62-1550848
-------------------------------                             -------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER)
 INCORPORATION OR ORGANIZATION                              IDENTIFICATION NO.)


                  4735 SPOTTSWOOD, SUITE 102, MEMPHIS, TN 38117
--------------------------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)


                                 (901) 761-9651
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (I) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                 X  YES                                 NO
                ---                                 ---

         THE NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING ON APRIL 30, 1997 WAS 23,693,278.


                                     1 OF 16

                                EQUITY INNS, INC.

                                      INDEX


                                                                                    PAGE
                                                                                    ----
PART I.           Financial Information

   Item 1.   Financial Statements


         Condensed Consolidated Balance Sheets - March 31, 1997 (unaudited)
          and December 31, 1996                                                       3

         Condensed Consolidated Statements of Operations (unaudited) - For the
          three months ended March 31, 1997 and 1996                                  4

         Condensed Consolidated Statements of Cash Flows (unaudited) - For the
          three months ended March 31, 1997 and 1996                                  5

         Notes to Condensed Consolidated Financial Statements                         6


   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                9

   Item 3.   Quantitative and Qualitative Disclosure About Market Risk               14


PART II.          Other Information


   Item 6.   Exhibits and Reports on Form 8-K                                        15

PART I.  Financial Information
Item 1.  Financial Statements

                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 31,       December 31,
                                                         1997             1996
                                                     -------------    -------------
                                                      (unaudited)
ASSETS

Investment in hotel properties, net                  $ 355,059,465    $ 309,201,932
Cash and cash equivalents                                  123,306          128,974
Due from Lessee                                          4,897,025        3,376,781
Deferred expenses, net                                   6,524,363        3,779,500
Deposits and other assets                               10,557,408        1,393,250
                                                     -------------    -------------

       Total assets                                  $ 377,161,567    $ 317,880,437
                                                     =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                                 $ 138,641,027    $  77,399,734
Accounts payable and accrued expenses                    2,725,579        2,938,192
Distributions payable                                    6,901,439        6,864,126
Minority interest in Partnership                         8,865,976        7,727,726
                                                     -------------    -------------

       Total liabilities                               157,134,021       94,929,778
                                                     -------------    -------------

Commitments and contingencies

Shareholders' equity:

Common Stock, $.01 par value, 50,000,000
  shares authorized, 23,693,278 shares issued
  and outstanding                                          236,933          236,933
Preferred Stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding
Additional paid-in capital                             239,268,386      238,747,049
Unearned directors' and officers' compensation            (342,696)        (365,767)
Predecessor basis assumed                               (1,263,887)      (1,263,887)
Distributions in excess of net earnings                (17,871,190)     (14,403,669)
                                                     -------------    -------------

       Total shareholders' equity                      220,027,546      222,950,659
                                                     -------------    -------------

Total liabilities and shareholders' equity           $ 377,161,567    $ 317,880,437
                                                     =============    =============


                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)




                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                          1997           1996
                                                      -----------    -----------
Revenue
   Percentage lease revenues                          $11,777,863    $ 6,947,838
   Other income                                            17,311         36,350
                                                      -----------    -----------

       Total revenue                                   11,795,174      6,984,188
                                                      -----------    -----------

Expenses
   Real estate and personal property taxes              1,309,842        771,071
   Depreciation and amortization                        3,846,120      2,327,763
   Amortization of loan costs                             188,969        341,159
   Interest                                             2,145,324      1,590,537
   General and administrative                           1,019,135        594,016
                                                      -----------    -----------

       Total expenses                                   8,509,390      5,624,546
                                                      -----------    -----------

Income before minority interest                         3,285,784      1,359,642

Minority interest                                         119,187         47,587
                                                      -----------    -----------

Net income applicable to common shareholders          $ 3,166,597    $ 1,312,055
                                                      ===========    ===========

Net income per common share                           $       .13    $       .09
                                                      ===========    ===========

Weighted average number of common shares
   outstanding                                         23,693,000     15,045,000
                                                      ===========    ===========




                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                             For the Three Months Ended
                                                                       March 31,
                                                            ----------------------------
                                                                1997            1996
                                                            ------------    ------------
Cash flows from operating activities:
  Net income                                                $  3,166,597    $  1,312,055
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                            3,846,120       2,327,763
      Amortization of loan costs                                 188,969         341,159
     Amortization of unearned directors' compensation             23,071           7,758
     Minority interest                                           119,187          47,587
      Changes in assets and liabilities:
        Due from Lessee                                       (1,520,244)       (299,421)
        Deferred expenses                                         (6,466)        (49,308)
        Deposits and other assets                                835,842        (190,616)
        Accounts payable and accrued expenses                   (212,613)        689,588
                                                            ------------    ------------
             Net cash provided by operating activities         6,440,463       4,186,565
                                                            ------------    ------------

Cash flows from investing activities:
  Investment in hotel properties                             (44,742,279)     (9,975,000)
  Improvements and additions to hotel properties              (3,092,294)     (6,638,142)
  Cash paid for franchise applications                          (356,800)        (93,800)
  Cash placed in escrow for acquisitions                     (10,000,000)
                                                            ------------    ------------
             Net cash used by investing activities           (58,191,373)    (16,706,942)
                                                            ------------    ------------

Cash flows from financing activities:
  Payment of offering expenses                                  (138,075)
  Distributions paid                                          (6,864,126)     (4,046,952)
  Borrowings under revolving credit facility                  68,040,395      19,300,000
  Payments on revolving credit facility                      (94,631,395)     (2,550,000)
  Borrowings under CMBS credit facility                       88,000,000
  Payments on CMBS credit facility                              (167,293)
  Cash paid for loan costs                                    (2,631,925)       (153,509)
  Payments on capital lease obligations                             (414)         (1,174)
                                                            ------------    ------------
             Net cash provided by financing activities        51,745,242      12,410,290
                                                            ------------    ------------

Net decrease in cash and cash equivalents                         (5,668)       (110,087)

Cash and cash equivalents at beginning  of period                128,974         132,630
                                                            ------------    ------------

Cash and cash equivalents at end of period                  $    123,306    $     22,543
                                                            ============    ============

Supplemental disclosure of noncash investing and financing activities:

At March 31, 1997, $6,901,439 in distributions to shareholders and limited partners had been declared but not paid. The distributions are scheduled to be paid on May 2, 1997. At December 31, 1996, $6,864,126 in distributions to shareholders and limited partners had been declared but not paid.

During February and March 1997, 133,259 limited partnership units valued at $1,807,721 were issued as part of the total acquisition cost of certain hotel properties. Of this amount, $1,206,384 and $521,337 were allocated to minority interest and additional paid-in capital, respectively.

At March 31, 1996, $4,365,257 in distributions to shareholders and limited partners had been declared but not paid. The distributions were paid on April 26, 1996. At December 31, 1995, $4,046,952 in distributions to shareholders and limited partners had been declared but not paid.


                     The accompanying notes are an integral
            part of these condensed consolidated financial statements

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.       Organization and Basis of Presentation

         Equity Inns, Inc. (the "Company") was incorporated on November 24, 1993. The Company is a self-administered real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at March 31, 1997 owned an approximate 96.1% interest in the Partnership. The Company was formed to acquire equity interests in hotel properties and at March 31, 1997 owned, through the Partnership, 55 hotel properties with a total of 6,545 rooms in 28 states.

         The Company leased forty-eight of the hotels to Crossroads/Memphis Company, L.L.C. and seven of the hotels to Crossroads/Memphis Future Company, L.L.C. (referred to collectively as the "Lessee"), pursuant to percentage lease agreements (the "Percentage Leases"). The sole general partner of the Lessee is a wholly-owned subsidiary of Interstate Hotels Company ("Interstate"), a publicly traded hotel management company. The Percentage Leases provide for rent payments equal to the greater of (i) a fixed base rent or (ii) percentage rent based on the revenues of the hotels. All payments due under the Percentage Leases are guaranteed by Interstate.

         During the quarter ended March 31, 1997, the Company acquired the following hotel properties:

            Date of                                                      # of         Cost
          Acquisition                  Property                          Rooms    (in millions)
       ----------------    ----------------------------------------      -----    -------------
       January 10, 1997    Residence Inn-Colorado Springs, Colorado        96         $ 9.7
       January 10, 1997    Residence Inn-Oklahoma City, Oklahoma          135           8.6
       January 10, 1997    Residence Inn-Tucson, Arizona                  128          11.2
       February 14, 1997   Hampton Inn-Savannah, Georgia                  129           5.0
       March 5, 1997       Hampton Inn-Norfolk, Virginia                  119           5.6
       March 11, 1997      Hampton Inn-Pickwick, Tennessee                 50           2.1
       March 11, 1997      Hampton Inn-Southaven (Memphis), Mississippi    86           4.3
                                                                          ---         -----

                                                                          743         $46.5
                                                                          ===         =====

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)


1.       Organization and Basis of Presentation, continued

         On February 10, 1997, the Company issued $88 million of rated Commercial Mortgage Bonds ("Bonds"), as follows:

                        Initial
                       Principal        Interest         Stated
         Class           Amount           Rate           Maturity          Rating
         -----         ---------        --------         --------          ------
           A         $27.4 million       6.825%     November 20, 2006        AA
           B         $50.6 million       7.370%     December 20, 2015        A
           C         $10.0 million       7.580%     February 20, 2017        BBB

         The combined interest rate for all three issues of Bonds is fixed at 7.22%. Proceeds from the issuance of the Bonds were used to repay existing debt under the Company's $130 million line of credit (the "Line of Credit") of approximately $85.6 million and expenses of approximately $2.4 million. Principal payments are to be applied to each class of Bonds in order of their respective maturities with no principal payment on any Bond until all Bonds in a bond class with an earlier stated maturity have been paid in full. The Company expects to repay these bonds in full within 10 years. In connection with this transaction, twenty-three of the Company's hotel properties with a carrying value of approximately $136.5 collateralize the Bonds.

         These unaudited condensed consolidated financial statements have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company's 1996 Annual Report on Form 10-K. The following notes to the condensed consolidated financial statements highlight significant changes to the notes included in the Form 10-K and present interim disclosures required by the SEC. The accompanying condensed consolidated financial statements, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

2.       Distributions

         On March 15, 1997, the Company declared a $0.28 per share distribution on each share of Common Stock and each Unit outstanding on March 31, 1997. The distribution will paid on May 2, 1997.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)


3.       Shareholders' Equity

         In connection with the purchase of the Hampton Inn, Savannah, Georgia hotel on February 14, 1997 and the purchase of the Hampton Inn, Southaven, Mississippi hotel on March 11, 1997, the Partnership issued 26,315 and 106,944 units of limited partnership interest, respectively, in the Partnership.

4.       Subsequent Events

         On April 23, 1997, the Company acquired a 134-room Hampton Inn hotel in Overland Park, Kansas for $7.1 million.

         In March 1997, the Company announced that it entered into agreements to acquire 28 Hampton Inn hotels with an aggregate of 3,487 rooms in 14 states from a series of partnerships controlled by Growth Hotel Investors ("GHI") and Growth Hotel Investors II ("GHI II") for purchase prices aggregating approximately $182 million which includes franchisor required renovations and franchise fees. The GHI and GHI II hotels are located principally in the southeastern and midwestern United States in major urban and suburban markets. The GHI and GHI II agreements provide for a due diligence period which expires on May 1, 1997, during which time the Company may terminate the agreements for any reason. In connection with this transaction, the Company has placed a $10 million refundable security deposit with an escrow agent. The deposit is refundable through May 1, 1997 if the Company chooses to terminate the agreements. The purchase and sale of the hotels are subject to the requisite approvals of the limited partners of GHI and GHI II, which those partnerships must obtain through a proxy solicitation, as well as customary real estate closing conditions.

5.       Recently Issued Statement of Financial Accounting Standards

         Statement of Financial Accounting Standards No. 128, "Earnings per Share", was issued in February 1997 and established new standards for compiling and presenting earnings per share. The Company is required to adopt this statement beginning with the annual financial statements for the year ended December 31, 1997; however, the impact is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



                                   BACKGROUND

The Company commenced operations on March 1, 1994 upon completion of the Company's initial public offering (the "IPO") and the simultaneous acquisition of eight Hampton Inn hotel properties with 995 rooms. Since the IPO, the Company has actively implemented its acquisition strategy. The following chart summarizes information regarding the Company's hotels at March 31, 1997:

                                                      Number of              Number of
           Franchise Affiliation                   Hotel Properties        Rooms/Suites
           ---------------------                   ----------------        ------------
           Premium Limited Service Hotels:
                Hampton Inn                                36                   4,318
                Comfort Inn                                 2                     182
                Holiday Inn Express                         1                     101
                                                           --                   -----
                     Sub-total                             39                   4,601

           Premium Extended Stay Hotels:
                Residence Inn                               8                     831
                Homewood Suites                             3                     379
                                                           --                   -----
                     Sub-total                             11                   1,210
                                                           --                   -----

           Full Service Hotels:
                Holiday Inn                                 4                     557
                Comfort Inn                                 1                     177
                                                           --                   -----
                     Sub-total                              5                     734
                                                           --                   -----

                            Total                          55                   6,545
                                                           ==                   =====

In order for the Company to qualify as a REIT, neither the Company nor the Partnership can operate hotels. Therefore, the Partnership leases the Hotels to the Lessee pursuant to the Percentage Leases. The Partnership's, and therefore the Company's, principal source of revenue is lease payments by the Lessee under the Percentage Leases. Percentage Rent is based primarily upon the Hotels' room revenue, and to a lesser extent, when applicable, food and beverage revenue.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and 1996

For the three months ended March 31, 1997 and 1996, the Company had revenues of $11,795,174, and $6,984,188, respectively, consisting of Percentage Lease revenue of $11,777,863 and $6,947,838. The increase in Percentage Lease revenue for the three months ended March 31, 1997 over the comparable period last year is the result of (i) the number of hotels increasing from 39 at March 31, 1996 to 55 at March 31, 1997 and (ii) to a lesser extent, increased Percentage Lease revenue for the Hotels owned throughout both periods. In addition, for hotels which were in operation for the full quarter in both 1997 and 1996, revenue per available room ("REVPAR") (on a pro forma basis) increased to $44.81 from $42.21, an increase of 6.2%.

Real estate and personal property taxes and depreciation and amortization increased over the comparable period in 1996 due to the increase in the number of hotel properties owned by the Company, from 39 properties at March 31, 1996 to 55 properties at March 31, 1997.

General and administrative expenses increased primarily as a result of (i) increased shareholder expenses related to listing the Company's Common Stock on the New York Stock Exchange and a larger shareholder base as a result of the Company's most recent stock offering; (ii) increase in the number of hotels owned in 1997 over 1996; and (iii) increased corporate staff and related expenses.

Interest expense increased $554,789 in the three months ended March 31, 1997 over the comparable period in 1996. The increase was due primarily to an increase in the average outstanding balance under the line of credit from $82.5 million for the three months ended March 31, 1996 to $116.4 million for the three months ended March 31, 1997.

Funds From Operations were $7,070,545 or $0.29 per share for the three months ended March 31, 1997, compared to $3,665,063 or $0.24 per share for the three months ended March 31, 1996. The Company considers Funds From Operations to be a key measure of a REIT's performance and believes that Funds From Operations should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                        RESULTS OF OPERATIONS, Continued

The following is a reconciliation of income before minority interest to Funds From Operations:

                                                             Three Months Ended
                                                                   March 31,
                                                          -------------------------
                                                              1997          1996
                                                          -----------   -----------
       Income before minority interest                    $ 3,285,784   $ 1,359,642
       Add:
           Depreciation of buildings, furniture
                and equipment                               3,784,761     2,305,421
                                                          -----------   -----------

       Funds From Operations                              $ 7,070,545   $ 3,665,063
                                                          ===========   ===========

       Weighted average number of outstanding shares of
           Common Stock and Units of the Partnership       24,553,139    15,589,377
                                                          ===========   ===========

       Funds From Operations per Share and Unit           $       .29   $       .24
                                                          ===========   ===========



                         LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its share of the Partnership's cash flow. The Partnership's principal source of revenue is rent payments from the Lessee pursuant to the Percentage Leases. The Lessee's obligations under the Percentage Leases are guaranteed by Interstate Hotels Company ("Interstate"), a publicly traded hotel management company. Interstate is the parent company of the general partner of the Lessee, Interstate Hotels Corporation.

Cash and cash equivalents as of March 31, 1997 were $123,306, compared to $128,974 at December 31, 1996. Additionally, all of the March 31, 1997 receivable due from the Lessee was received in April 1997. Net cash provided by operating activities for the three months ended March 31, 1997 was $6,440,463.

The Company intends to make additional investments in hotel properties and may incur, or cause the Partnership to incur, indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's Charter limits

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                   LIQUIDITY AND CAPITAL RESOURCES, Continued

aggregate indebtedness to 45% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness. The Company's consolidated indebtedness is 36.2% of its investment in hotels, at cost, at March 31, 1997. At March 31, 1997, the Company had outstanding indebtedness of $138.6 million.

The Company's long-term debt at March 31, 1997 consists of (i) a Line of Credit ("Line of Credit") with a total commitment of $130 million and (ii) an issue of Commercial Mortgage Bonds ("Bonds") in the original amount of $88 million.

The Line of Credit bears interest at 1.75% over the 30, 60, or 90-day LIBOR (7.4% at March 31, 1997). At March 31, 1997, the Company had outstanding debt on the Line of Credit of approximately $50.8 million, leaving approximately $79 million in the unused portion of the Line of Credit. The Line of Credit is collateralized by a first mortgage on twenty-two of the fifty-five hotels owned by the Partnership as of March 31, 1997 and will be collateralized by hotels acquired in the future using proceeds from the Line of Credit. The Line of Credit extends through November 1998 with an additional one-year renewal option.

The Bonds are payable in monthly installments of approximately $697,000, including interest. The outstanding principal balance on the Bonds was approximately $87.8 million at March 31, 1997. The Bonds are collateralized by a first mortgage on twenty-three of the hotels owned by the Company.
The Company expects to repay these bonds in full within 10 years.

During the three months ended March 31, 1997, the Company invested approximately $3.1 million to fund capital improvements to its properties, including replacement of carpets, drapes, renovation of common areas and improvement of hotel exteriors. Most of these capital improvements were required by the franchisors on hotels that the Company purchased as part of the franchisors' product improvement plan ("PIP"). The Company took the PIP into consideration when negotiating the prices for these properties, and, as a result, purchased them at substantially reduced prices. In addition, the Company has committed to fund approximately $8 million during the remainder of 1997 for capital improvements. The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowings under the Line of Credit. Under the Line of Credit and the Bonds, the Partnership has agreed to fund a minimum of 4% of room revenues per quarter on a cumulative basis, for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the hotels. Management believes that these amounts will be sufficient to fund required expenditures for the term of the Percentage Leases for the capital improvements anticipated. Recurring repairs and maintenance are performed by the Lessee.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


                   LIQUIDITY AND CAPITAL RESOURCES, Continued


During the three months ended March 31, 1997, the Partnership declared distributions in the aggregate of $6,901,439 to its partners, including the Trust, or $.28 per Unit, and the Company declared distributions in the aggregate of $6,634,118, or $.28 per share to its shareholders.

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

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional equity securities of the Company, or, in connection with acquisitions of hotel properties, issuance of Units in the Partnership. Pursuant to the Partnership Agreement for the Partnership, holders of Units have the right to require the Partnership to redeem their Units. During the three months ended March 31, 1997, no Units were tendered for redemption. Pursuant to the Partnership Agreement, the Company has the option to redeem Units tendered for redemption on a one-for-one basis for shares of Common Stock or for an equivalent amount of cash. The Company anticipates that it will acquire any Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock.


                                    INFLATION

Operators of hotels, including the Lessee and any third-party manager retained by the Lessee, in general possess the ability to adjust room rates quickly. However, competitive pressures have limited and may in the future limit the ability of the Lessee and any third-party manager retained by the Lessee to raise room rates in response to inflation.

                                   SEASONALITY

The hotel industry is seasonal in nature. The Hotels' operations historically reflect higher occupancy rates and ADR during the second and third quarters. This seasonality can be expected to cause fluctuations in the Partnership's quarterly revenue to the extent that it receives Percentage Rent. To the extent that cash flow from operating activities from the Hotels for a quarter is insufficient to generate Percentage Lease revenue necessary to fund all of the distributions for such quarter, the Company may maintain the annual distribution rate by funding seasonal-related shortfalls with available cash or borrowings under the Line of Credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk



Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

                           PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits -- The following exhibits are filed in this Quarterly Report on Form 10-Q.

         10.1 Indenture dated as of February 6, 1997 among EQI Financing Partnership I, L.P., as Issuer, LaSalle National Bank, as Trustee, and ABN AMBRO Bank N.V., as Fiscal Agent.

         10.2 Form of Deed of Trust dated as of February 6, 1997 by EQI Financing Partnership I, L.P. in favor of LaSalle National Bank, as Trustee.

         10.3 Second Amendment to Master Agreement dated as of February 6, 1997 by Equity Inns, Inc., Equity Inns Partnership, L.P., EQI Financing Partnership I, L.P., Interstate Hotels Corporation, Crossroads/Memphis Partnership, L.P., Crossroads/Memphis Financing Company, L.L.C., and Crossroads Future Company, L.L.C.

         27 Financial Data Schedule (filed only electronically with the Securities and Exchange Commission)

     (b) Reports on Form 8-K -- The Company did not file any Current Reports on Form 8-K during the period covered by this Quarterly Report on Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Equity Inns, Inc.



     April 30, 1997         By:  /s/Howard A. Silver
-----------------------     ----------------------------------------------------
          Date              Howard A. Silver
                            Vice President of Finance, Secretary, Treasurer, and
                            Chief Financial Officer (Principal Financial and
                            Accounting Officer)