Form 10-Q
period 1997-06-30
EQUITY INNS INC
filed 1997-08-07
CIK 916530

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For The Quarter Ended June 30, 1997              Commission File Number 0-23290


                                EQUITY INNS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Tennessee                                     62-1550848
-------------------------------            ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization


                  4735 Spottswood, Suite 102, Memphis, TN 38117
               --------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)


                                 (901) 761-9651
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                                 Not Applicable
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

         The number of shares of Common Stock, $.01 par value, outstanding on August 6, 1997 was 31,825,578.


                                     1 of 20

                                EQUITY INNS, INC.

                                      INDEX


                                                                           PAGE

PART I.           Financial Information

   Item 1.  Financial Statements

      EQUITY INNS, INC.

          Condensed Consolidated Balance Sheets - June 30, 1997
            (unaudited) and December 31, 1996                                 3

          Condensed Consolidated Statements of Operations (unaudited) -
            For the three and six months ended June 30, 1997 and 1996         4

          Condensed Consolidated Statements of Cash Flows (unaudited) -
            For the six months ended June 30, 1997 and 1996                   5

          Notes to Condensed Consolidated Financial Statements                6

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      11

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk     17

PART II.          Other Information

   Item 4.    Submission of Matters to a Vote of Security Holders            18

   Item 6.    Exhibits and Reports on Form 8-K                               18

PART I.  Financial Information
   Item 1.  Financial Statements

                               EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      June 30,     December 31,
                                                        1997           1996
                                                    ------------   ------------
                                                    (unaudited)
ASSETS

Investment in hotel properties, net                 $538,766,672   $309,201,932
Cash and cash equivalents                                250,947        128,974
Due from Lessee                                        8,052,131      3,376,781
Deferred expenses, net                                 8,383,523      3,779,500
Deposits and other assets                              1,880,429      1,393,250
                                                    ------------   ------------

       Total assets                                 $557,333,702   $317,880,437
                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                                $207,809,352   $ 77,399,734
Accounts payable and accrued expenses                  8,114,100      2,938,192
Distributions payable                                  9,266,670      6,864,126
Minority interest in Partnership                      12,742,424      7,727,726
                                                    ------------   ------------

       Total liabilities                             237,932,546     94,929,778
                                                    ------------   ------------

Commitments and contingencies

Shareholders' equity:

Common Stock, $.01 par value, 50,000,000
  shares authorized, 31,825,578 and 23,693,278
  shares issued and outstanding, respectively            318,256        236,933
Preferred Stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding
Additional paid-in capital                           341,702,548    238,747,049
Unearned directors' and officers' compensation          (319,625)      (365,767)
Predecessor basis assumed                             (1,263,887)    (1,263,887)
Distributions in excess of net earnings              (21,036,136)   (14,403,669)
                                                    ------------   ------------

       Total shareholders' equity                    319,401,156    222,950,659
                                                    ------------   ------------

Total liabilities and shareholders' equity          $557,333,702   $317,880,437
                                                    ============   ============

                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                             ----------------------


                                 Three Months Ended        Six Months Ended
                                       June 30,                June 30,
                               -----------------------  ------------------------
                                   1997        1996        1997          1996
                               -----------  ----------  -----------  -----------

Revenues
  Percentage lease revenue     $15,713,892  $9,609,142  $27,491,755  $16,556,980
  Interest income                  324,632      42,737      341,943       79,087
                               -----------  ----------  -----------  -----------

    Total revenues              16,038,524   9,651,879   27,833,698   16,636,067
                               -----------  ----------  -----------  -----------

Expenses
  Real estate and personal
      property taxes             1,647,708     822,346    2,957,550    1,593,417
  Depreciation and amortization  4,493,384   2,569,276    8,339,504    4,896,388
  Amortization of loan costs       238,049     415,198      427,018      788,571
  Interest                       2,496,476     536,562    4,641,800    2,095,536
  General and administrative     1,208,726     543,737    2,227,861    1,137,753
                               -----------  ----------   ----------  -----------

    Total expenses              10,084,343   4,887,119   18,593,733   10,511,665
                               -----------  ----------  -----------  -----------

Income before minority
  interest                       5,954,181   4,764,760    9,239,965    6,124,402

Minority interest                  207,964     144,855      327,151      192,442
                               -----------  ----------  -----------  -----------

Net income applicable to
  common shareholders          $ 5,746,217  $4,619,905  $ 8,912,814  $ 5,931,960
                               ===========  ==========  ===========  ===========

Net income per common share    $       .22  $      .21  $       .35  $       .32
                               ===========  ==========  ===========  ===========

Weighted average number of
  common shares outstanding     26,603,000  21,688,000   25,156,000   18,366,000
                                ==========  ==========   ==========   ==========









                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          Six Months Ended
                                                               June 30,
                                                          1997          1996
                                                    -------------    ----------
Cash flows from operating activities:
  Net income applicable to common shareholders      $   8,912,814    $5,931,960
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                     8,339,503     4,896,388
      Amortization of loan costs                          427,018       788,571
      Amortization of unearned directors' and
        officers' compensation                             46,142        15,517
      Minority interest                                   327,151       192,442
      Changes in assets and liabilities:
        Due from Lessee                                (4,675,350)   (2,716,390)
        Deferred expenses                                  (6,466)      (20,546)
        Deposits and other assets                        (487,179)     (475,837)
        Accounts payable and accrued expenses           5,175,908       764,927
                                                    -------------    ----------
          Net cash flow provided by operating
            activities                                 18,059,541     9,377,032
                                                    -------------    ----------

Cash flows from investing activities:
  Investment in hotel properties                     (222,482,927)  (37,910,000)
  Improvements and additions to hotel properties       (9,242,682)  (12,081,151)
  Cash paid for franchise applications                 (2,018,650)    ( 382,850)
                                                    -------------   -----------
          Net cash flow used by investing
            activities                               (233,744,259)  (50,374,001)
                                                    -------------   -----------

Cash flows from financing activities:
  Gross proceeds from public offering                 108,769,513    91,390,500
  Payment of offering expenses                         (6,474,036)   (5,652,952)
  Proceeds from issuance of Common Stock                              4,000,000
  Proceeds from private placement of Partnership
     units                                                            2,875,000
  Distributions paid                                  (13,765,565)   (8,412,209)
  Borrowings under revolving credit facility          194,095,395    49,350,000
  Payments on revolving credit facility              (151,010,395)  (92,409,220)
  Borrowings under CMBS credit facility                88,000,000
  Payments under CMBS credit facility                    (674,968)
  Cash paid for loan costs                             (3,132,839)     (247,391)
  Payments on capital lease obligations                      (414)       (2,366)
                                                    -------------   ------------
          Net cash provided by financing
            activities                                215,806,691    40,891,362
                                                    -------------   ------------

Net increase (decrease) in cash and cash
  equivalents                                             121,973      (105,607)

Cash and cash equivalents at beginning of period          128,974       132,630
                                                    -------------   -----------

Cash and cash equivalents at end of period          $     250,947   $    27,023
                                                    =============   ===========

Supplemental disclosure of noncash investing and financing activities:
At June 30, 1997, $9,266,670 in distributions to shareholders and limited partners had been declared but not paid. The distributions were paid on August 1, 1997. At December 31, 1996, $6,864,126 in distributions to shareholders and limited partners had been declared but not paid.

At June 30, 1996, $6,757,807 in distributions to shareholders and limited partners had been declared but not paid. The distributions were paid on July 26, 1996. At December 31, 1995, $4,046,952 in distributions to shareholders and limited partners had been declared but not paid. The distributions were paid on January 29, 1996.

During February, March and June 1997, 448,215 limited partnership units valued at $6,051,720 were issued as part of the total acquisition cost of certain hotel properties. Of this amount, $5,310,375 and $741,345 were allocated to minority interest and additional paid-in capital, respectively, after giving effect to the Company's Fifth Offering.





                     The accompanying notes are an integral
            part of these condensed consolidated financial statements

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                              --------------------

1.     Organization and Basis of Presentation

       Equity Inns, Inc. (the "Company") was incorporated on November 24, 1993. The Company is a self-administered real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at June 30, 1997 owned an approximate 96.2% interest in the Partnership. The Company was formed to acquire equity interests in hotel properties and at June 30, 1997 owned, through the Partnership, 85 hotel properties with a total of 10,223 rooms in 31 states (the "Hotels").

       The Company leases forty-eight of the Hotels to Crossroads/Memphis Company, L.L.C. and thirty-seven of the Hotels to Crossroads/Memphis
       Future Company, L.L.C. (referred to collectively as the "Lessee"), pursuant to percentage lease agreements (the "Percentage Leases"). The sole general partner of the Lessee is a wholly-owned subsidiary of Interstate Hotels Company ("Interstate"), a publicly traded hotel management company. The Percentage Leases provide for rent payments equal to the greater of (i) a fixed based rent or (ii) percentage rent based on the revenues of the hotels. All payments due under the Percentage Leases are guaranteed by Interstate.

       On May 29, 1997, the Company completed a public offering (the "Fifth Offering") of 8,000,000 shares of common stock and an additional 132,300 shares were issued on June 25, 1997 upon exercise of a portion of the underwriters' over-allotment option. The offering price was $13.375 per share resulting in gross proceeds of approximately $108,770,000 (including the over-allotment shares). Net of underwriters' discount and offering expenses, the Company received approximately $102,295,000.

       During the six months ended June 30, 1997, the Company acquired the following hotel properties:

            Date of                                           # of    Cost (in
          Acquisition                Property                 Rooms   millions)
       -----------------  ---------------------------------   -----   ---------

       January 10, 1997   Residence Inn-Colorado Springs,
                            Colorado                            96      $ 9.7
       January 10, 1997   Residence Inn-Oklahoma City,
                            Oklahoma                           135       11.2
       January 10, 1997   Residence Inn-Tucson, Arizona        128        8.6
       February 14, 1997  Hampton Inn-Savannah, Georgia        129        5.0
       March 5, 1997      Hampton Inn-Norfolk, Virginia        119        5.6
       March 11, 1997     Hampton Inn-Pickwick, Tennessee       50        2.1
       March 11, 1997     Hampton Inn-Southaven (Memphis),
                            Mississippi                         86        4.3
       April 23, 1997     Hampton Inn-Overland Park, Kansas    134        7.1

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------

1.     Organization and Basis of Presentation, Continued

          Date of                                             # of    Cost (in
        Acquisition                  Property                 Rooms   millions)
       -------------      ---------------------------------   -----   ---------

       June 24, 1997      Hampton Inn-Addison, Texas           160       10.1
       June 24, 1997      Hampton Inn-Amarillo, Texas          116        3.7
       June 24, 1997      Hampton Inn-Albuquerque, New Mexico  125        6.0
       June 24, 1997      Hampton Inn-Atlanta (Northlake),
                            Georgia                            130        7.5
       June 24, 1997      Hampton Inn-Atlanta (Roswell),
                            Georgia                            129        5.0
       June 24, 1997      Hampton Inn-Birmingham (Vestavia),
                            Alabama                            123        6.8
       June 24, 1997      Hampton Inn-Chapel Hill, North
                            Carolina                           122        9.1
       June 24, 1997      Hampton Inn-Charleston, South
                            Carolina                           125        6.4
       June 24, 1997      Hampton Inn-Colorado Springs,
                            Colorado                           128        5.1
       June 24, 1997      Hampton Inn-Columbia, South
                            Carolina                           121        7.8
       June 24, 1997      Hampton Inn-Denver, Colorado         132        4.5
       June 24, 1997      Hampton Inn-Detroit (Madison
                            Heights), Michigan                 124        5.6
       June 24, 1997      Hampton Inn-Dublin, Ohio             123        5.0
       June 24, 1997      Hampton Inn-Eden Prairie, Minnesota  122        3.9
       June 24, 1997      Hampton Inn-Greensboro, North
                            Carolina                           121        7.1
       June 24, 1997      Hampton Inn-Greenville, South
                            Carolina                           123        5.1
       June 24, 1997      Hampton Inn-Kansas City, Missouri    120        5.3
       June 24, 1997      Hampton Inn-Little Rock, Arkansas    123        7.0
       June 24, 1997      Hampton Inn-Memphis (Poplar),
                            Tennessee                          126        9.2
       June 24, 1997      Hampton Inn-Memphis (Sycamore),
                            Tennessee                          117        3.0
       June 24, 1997      Hampton Inn-Nashville (Brentwood),
                            Tennessee                          114        7.2
       June 24, 1997      Hampton Inn-Nashville (Briley),
                            Tennessee                          120        7.1
       June 24, 1997      Hampton Inn-Dallas (Richardson),
                            Texas                              130        7.6
       June 24, 1997      Hampton Inn-San Antonio, Texas       123        4.4
       June 24, 1997      Hampton Inn-Spartanburg, South
                            Carolina                           112        2.6
       June 24, 1997      Hampton Inn-St. Louis, Missouri      122        4.8
       June 24, 1997      Hampton Inn-Syracuse, New York       117        1.9
       June 26, 1997      Hampton Inn-Destin, Florida          104        6.7
       June 26, 1997      Homewood Suites-Germantown
                            (Memphis), Tennessee                92        7.7
                                                             -----     ------

                                                             4,421     $226.8
                                                             =====     ======

       These unaudited condensed consolidated financial statements have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company included in the

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------

1.     Organization and Basis of Presentation, Continued

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

2.     Debt

       Debt is comprised of the following at June 30, 1997:

            Commercial Mortgage Bonds                    $ 87,325,032
            Two-Year Revolving Line of Credit              49,410,000
            One-Year Term Loan                             71,000,000
            Other                                              74,320
                                                         ------------
                                                         $207,809,352
                                                         ============

       The Line of Credit bears interest at 1.75% over the 30, 60, or 90-day LIBOR (7.5% at June 30, 1997). The Line of Credit is collateralized by a first mortgage on twenty-seven of the eighty-five hotels owned by the Partnership as of June 30, 1997. The Line of Credit extends through November 1998 with an additional one-year renewal option.

       On February 10, 1997, the Company issued $88 million of rated Commercial Mortgage Bonds ("Bonds"), as follows:

                Initial Principal    Interest         Stated
       Class         Amount            Rate          Maturity           Rating
       -----    -----------------    --------    -----------------      ------

         A       $27.4 million        6.825%     November 20, 2006        AA
         B       $50.6 million        7.370%     December 20, 2015        A
         C       $10.0 million        7.580%     February 20, 2017        BBB

       The combined interest rate for all three issues of Bonds is fixed at 7.22%. Principal payments are to be applied to each class of Bonds in order of their respective maturities with no principal payment on any Bond until all Bonds in a bond class with an earlier stated maturity have been paid in full. The Company expects to repay these bonds in full within 10 years. In connection with this transaction, twenty-three of the Company's hotel properties with a carrying value of approximately $136.5 million collateralize the Bonds.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


2.     Debt, Continued

       On June 24, 1997, the Company obtained a one-year term loan in the amount of $75 million to fund a portion of the purchase price of twenty-seven of the hotels acquired from a common seller. Only $71 million of the proceeds were drawn by the Company, leaving $4 million available under the terms of the loan. The loan will bear interest at a variable rate equal to the 30-day, 60-day or 90-day LIBOR rate plus 1.625% for the first six months of the loan and the 30-day, 60-day or 90-day LIBOR rate plus 1.875% for the second six months of the loan. The loan is collateralized by first mortgages on twenty-seven of the Company's Hotels.

3.     Distributions

       On June 12, 1997, the Company declared a $0.28 per share distribution on each share of Common Stock and each Unit of limited partnership interest in the Partnership ("Unit") outstanding on June 30, 1997. The distributions were paid on August 1, 1997.

4.     Shareholders' Equity

       In connection with the purchase of the Hampton Inn, Savannah, Georgia hotel on February 14, 1997, the purchase of the Hampton Inn, Southaven, Mississippi hotel on March 11, 1997, and the purchase of the Hampton Inn, Destin, Florida and the Homewood Suites, Germantown, Tennessee on June 26, 1997, the Partnership issued 26,315, 106,944, 162,154 and 152,802 units, respectively, valued at $6,051,720 in the aggregate.

5.     Subsequent Events

       On July 10, 1997, the Company acquired a 65-room Homewood Suites hotel in Augusta, Georgia for $5.0 million. On July 31, 1997, the Company acquired a 131-room Hampton Inn hotel in Birmingham, Alabama for $8.7 million.

6.     Recently Issued Statement of Financial Accounting Standards

       Statement of Financial Accounting Standards No. 128, "Earnings per Share", was issued in February 1997 and established new standards for compiling and presenting earnings per share. The Company is required to adopt this statement beginning with the annual financial statements for the year ended December 31, 1997; however, the impact is not expected to be material.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


7.     Pro Forma Information (Unaudited)

       Due to the impact of the acquisitions in 1997, historical results of operations may not be indicative of future results of operations and earnings per share. The following unaudited pro forma condensed consolidated statements of operations for the six months ended June 30, 1997 and 1996, are presented as if the acquisition of all 85 hotels owned at June 30, 1997 and the consummation of the IPO and the four Follow-On Offerings had occurred on January 1, 1996, and the hotels had been leased to the Lessee pursuant to the percentage leases. The pro forma condensed consolidated statement of operations does not purport to present what actual results of operations would have been if the acquisition of the hotels had occurred on such date or to project results for any future period.

                                                           Six Months Ended
                                                               June 30,
                                                      -------------------------
                                                          1997         1996
                                                      -----------   -----------

       Percentage lease revenues                      $40,915,965   $38,165,718
       Interest income                                    341,943        79,087
                                                      -----------   -----------
          Total revenues                               41,257,908    38,244,805

       Expenses:
           Real estate and personal property taxes      4,301,782     3,657,670
           Depreciation and amortization               11,485,128    10,502,557
           Amortization of loan costs                     597,789     1,072,314
           Interest                                     8,108,850     6,797,439
           General and administrative                   2,387,691     1,703,833
                                                      -----------   -----------

               Total expenses                          26,881,240    23,733,813
                                                      -----------   -----------

       Income before minority interest                 14,376,668    14,510,992

       Minority interest                                  552,064       557,222
                                                      -----------   -----------

       Net applicable to common shareholders          $13,824,604   $13,953,770
                                                      ===========   ===========

       Net income per share                           $       .43   $       .44
                                                      ===========   ===========

       Weighted average number of common shares
           outstanding                                 31,826,000    31,826,000
                                                      ===========   ===========

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations


                                   BACKGROUND

The Company commenced operations on March 1, 1994 upon completion of the Company's initial public offering (the "IPO") and the simultaneous acquisition of eight Hampton Inn hotel properties with 995 rooms. Since the IPO, the Company has actively implemented its acquisition strategy. The following chart summarizes information regarding the Company's hotels at June 30, 1997:

                                           Number of             Number of
      Franchise Affiliation              Hotel Properties       Rooms/Suites
      ---------------------              ----------------       ------------

      Premium Limited Service Hotels:
         Hampton Inn                            65                 7,904
         Comfort Inn                             2                   182
         Holiday Inn Express                     1                   101
                                                --                ------
                                                68                 8,187
      Premium Extended Stay Hotels:
         Residence Inn                           8                   831
         Homewood Suites                         4                   471
                                                --                ------
                                                12                 1,302
      Full Service Hotels:
         Holiday Inn                             4                   557
         Comfort Inn                             1                   177
                                                --                ------
                                                 5                   734
                                                --                ------

              Total                             85                10,223
                                                ==                ======

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 and 1996

For the three months ended June 30, 1997 and 1996, the Company had revenues of $16,038,524 and $9,651,879, respectively, consisting of Percentage Lease revenue of $15,713,892 and $9,609,142. This represents a 63.5% increase in Percentage Lease revenue for the three months ended June 30, 1997 over the comparable period last year and is the result of (i) the number of hotels increasing from 43 at June 30, 1996 to 85 at June 30, 1997 and (ii) increased Percentage Lease revenue for the Hotels

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


RESULTS OF OPERATIONS, Continued

owned throughout both periods. On a comparable basis, the increase in Percentage Lease revenue was caused by an increase in revenue per available room ("REVPAR") for Hotels owned by the Company of 6.9% from $51.23 to $47.92. In addition, for hotels which were in operation for the full quarter in both 1997 and 1996, REVPAR (on a pro forma basis) increased to $51.21 from $48.88, an increase of 4.8%.

Real estate and personal property taxes and depreciation and amortization increased over the comparable period in 1996 due to the increase in the number of hotel properties owned by the Company, from 43 properties at June 30, 1996 to 85 properties at June 30, 1997.

General and administrative expenses increased primarily as a result of (i) increased activity by the Company in evaluating potential hotel properties for acquisition, (ii) increased corporate staff and related expenses due to the sale of the former lessee, Trust Leasing, Inc., in November 1996, and (iii) an increase in the number of hotels owned in 1997 over 1996.

Interest expense increased $1,965,777 in the three months ended June 30, 1997 over the comparable period in 1996. The increase was due primarily to an increase in the average outstanding balance of the Company's debt from $35 million for the three months ended June 30, 1996 to $140 million for the three months ended June 30, 1997. Average interest rates increased slightly, from 7.2% to 7.4% for the quarter ended June 30, 1997. Weighted average shares increased from 21,688,000 to 26,603,000, an increase of 4,915,000 shares over the same period last year as a result of the Fifth Offering completed in May 1997.

Funds From Operations were $10,382,010 or $0.38 per share for the three months ended June 30, 1997, compared to $7,277,331 or $0.33 per share for the three months ended June 30, 1996. The increase in FFO per share is due to (i) increased Percentage Lease revenue earned as a result of a 6.9% increase in REVPAR over the same period last year for hotels owned by the Company and (ii) an increase in the number of hotel properties owned from 43 at June 30, 1996 to 85 at June 30, 1997. The Company considers Funds From Operations to be a key measure of a REIT's performance and believes that Funds From Operations should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity.

Six Months Ended June 30, 1997 and 1996

For the six months ended March 31, 1997 and 1996, the Company had revenues of $27,833,698 and $16,636,067, respectively, consisting of Percentage Lease revenue of $27,491,755 and $16,556,980. The increase in Percentage Lease revenue for the six months ended June 30, 1997 over the comparable period last year is the result of (i) the number of hotels increasing from 43 at June 30,

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



RESULTS OF OPERATIONS, Continued

1996 to 85 at June 30, 1997 and (ii) increased Percentage Lease revenue for the Hotels owned by the Company throughout both periods. On a comparable basis, the increase in Percentage Lease revenue was caused by an increase in REVPAR for hotels owned by the Company of 7.0% from $46.71 to $43.65. In addition, for hotels which were in operation for the full six months in both 1997 and 1996, REVPAR (on a pro forma basis) increased to $47.24 from $45.24, an increase of 4.4%.

Real estate and personal property taxes and depreciation and amortization increased over the comparable period in 1996 due to the increase in the number of hotel properties owned by the Company, from 43 properties at June 30, 1996 to 85 properties at June 30, 1997.

General and administrative expenses increased primarily as a result of (i) increased shareholder expenses related to listing the Company's Common Stock on the New York Stock Exchange and a larger shareholder base as a result of the Company's most recent stock offering; (ii) increased activity by the Company in evaluating potential hotel properties for acquisition; (iii) increased corporate staff and related expenses due to the sale of the former lessee, Trust Leasing, Inc., in November 1996; and (iv) an increase in the number of hotels owned in 1997 over 1996.

Interest expense increased $2,546,264 in the six months ended June 30, 1997 over the comparable period in 1996. The increase was due primarily to an increase in the average outstanding balance under the line of credit from $56 million for the six months ended June 30, 1996 to $130 million for the six months ended June 30, 1997.

Funds From Operations were $17,452,555 or $0.67 per share for the six months ended June 30, 1997, compared to $10,942,394 or $0.58 per share for the six months ended June 30, 1996. The increase in FFO per share is due primarily to
(i) increased Percentage Lease revenue received as a result of a 7.0% increase in REVPAR over the same period last year, for hotels owned by the Company and
(ii) an increase in the number of hotel properties owned from 43 at June 30, 1996 to 85 at June 30, 1997. The Company considers Funds From Operations to be a key measure of a REIT's performance and believes that Funds From Operations should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


RESULTS OF OPERATIONS, Continued

The following is a reconciliation of net income before minority interest to Funds From Operations (under NAREIT's definition):

                                 Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                              ------------------------  ------------------------
                                  1997         1996         1997         1996
                              -----------  -----------  -----------  -----------

Income before minority
  interest                    $ 5,954,181  $ 4,764,760  $ 9,239,965  $ 6,124,402
Add:
  Depreciation of buildings,
    furniture and equipment     4,427,829    2,512,571    8,212,590    4,817,992
                              -----------  -----------  ------------ -----------

Funds From Operations         $10,382,010  $ 7,277,331  $17,452,555  $10,942,394
                              ===========  ===========  ===========  ===========

Weighted average number
  of outstanding shares
  of Common Stock and
  Units of the Partnership     27,575,122   22,377,625   26,072,479   18,983,501
                              ===========  ===========  ===========  ===========

Funds From Operations per
  Share and Unit              $       .38  $       .33  $       .67  $       .58
                              ===========  ===========  ===========  ===========


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its share of the Partnership's cash flow. The Partnership's principal source of revenue is rent payments from the Lessee pursuant to the Percentage Leases. The Lessee's obligations under the Percentage Leases are guaranteed by Interstate, a publicly traded hotel management company. Interstate is the parent company of the general partner of the Lessee.

Cash and cash equivalents as of June 30, 1997 were $250,947, compared to $128,974 at December 31, 1996. Additionally, all of the June 30, 1997 receivable due from the Lessee was received in July 1997. Net cash provided by operating activities for the six months ended June 30, 1997 was $18,059,542.

The Company intends to make additional investments in hotel properties and may incur, or cause the Partnership to incur, indebtedness to make such investment or to meet distribution requirements imposed on a REIT under the Internal Revenue Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's Charter limits aggregate indebtedness to 45% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness. The Company's consolidated indebtedness is 36.4% of its investment in hotels, at cost, at June 30, 1997 leaving approximately $95 million of borrowing capacity available for additional investment in hotels. At June 30, 1997, the Company had outstanding indebtedness of $207.8 million.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


LIQUIDITY AND CAPITAL RESOURCES, Continued

The Company's long-term debt at June 30, 1997 consists of (i) a Line of Credit ("Line of Credit") with a total commitment of $130 million, (ii) an issue of Commercial Mortgage Bonds ("Bonds") in the original amount of $88 million, and
(iii) a $71 million Term Loan ("Term Loan") with a total commitment of $75 million.

The Line of Credit bears interest at 1.75% over the 30, 60, or 90-day LIBOR (7.5% at June 30, 1997). At June 30, 1997, the Company had outstanding debt on the Line of Credit of approximately $49.4 million, leaving approximately $80.6 million in the unused portion of the Line of Credit. The Line of Credit is collateralized by a first mortgage on twenty-seven of the eighty-five hotels owned by the Partnership as of June 30, 1997 and will be collateralized by hotels acquired in the future using proceeds from the Line of Credit. The Line of Credit extends through November 1998 with an additional one-year renewal option.

The Bonds are payable in monthly installments of approximately $697,000, including interest. The outstanding principal balance on the Bonds was approximately $87.3 million at June 30, 1997. The Bonds are collateralized by a first mortgage on twenty-three of the hotels owned by the Company. The Company expects to repay these bonds in full within 10 years.

The Term Loan bears interest at 1.625% over the 30, 60, or 90-day LIBOR (7.4% at June 30, 1997) for the first six months and at 1.875% over the 30, 60 or 90-day LIBOR for the second six months. At June 30, 1997, the Company had outstanding debt on the term loan of $71 million, leaving $4 million in the unused portion of the term loan. The Term Loan is collateralized by a first mortgage on twenty-seven of the eighty-five hotels owned by the Partnership as of June 30, 1997. The term loan matures in June 1997.

During the six months ended June 30, 1997, the Company invested approximately $7.7 million to fund capital improvements to its properties, including replacement of carpets, drapes, renovation of common areas and improvement of hotel exteriors. Most of these capital improvements were required by the franchisors on hotels that the Company purchased as part of the franchisors' product improvement plan ("PIP"). The Company took the PIP into consideration when negotiating the prices for these properties, and, as a result, purchased them at substantially reduced prices. In addition, the Company has committed to fund approximately $9.9 million during the remainder of 1997 for capital improvements. The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowings under the Line of Credit. Under the Line of Credit and the Bonds, the Partnership has agreed to fund a minimum of 4% of room revenues per quarter on a cumulative basis, for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the hotels. Management believes that these amounts will be sufficient to fund required expenditures for the term of the Percentage Leases for the capital improvements anticipated. Recurring repairs and maintenance are performed by the Lessee.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


LIQUIDITY AND CAPITAL RESOURCES, Continued

During the six months ended June 30, 1997, the Partnership declared distributions in the aggregate of $16,168,109 to its partners, including Equity Inns Trust, it sole general partner, which is wholly-owned by the Company, or $.56 per Unit, and the Company declared distributions in the aggregate of $15,545,280, or $.56 per share, to its shareholders.

The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under its Line of Credit and the Term Loan. The Company believes that its net cash provided by operations will be adequate to fund both operating requirements and payment of dividends by the Company in accordance with REIT requirements.

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional equity securities of the Company, or in connection with acquisitions of hotel properties, issuance of Units in the Partnership. Pursuant to the Partnership Agreement for the Partnership subject to certain holding period requirements, holders of Units have the right to require the Partnership to redeem their Units. During the six months ended June 30, 1997, no Units were tendered for redemption. Pursuant to the Partnership Agreement, the Company has the option to redeem Units tendered for redemption on a one-for-one basis for shares of Common Stock or for an equivalent amount of cash. The Company anticipates that it will acquire any Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock and have agreed to register such shares so as to be freely tradeable by the recipient.

INFLATION

Operators of hotels, including the Lessee and any third-party manager retained by the Lessee, in general possess the ability to adjust room rates quickly. However, competitive pressures have limited and may in the future limit the ability of the Lessee and any third-party manager retained by the Lessee to raise room rates in the face of inflation.

SEASONALITY

The hotel industry is seasonal in nature. The Hotel's operations historically reflect higher occupancy rates and ADR during the second and third quarters. This seasonality can be expected to cause fluctuations in the Partnership's quarterly revenue to the extent that it receives Percentage Rent. To the extent that cash flow from operating activities from the Hotels for a quarter is insufficient to generate Percentage Lease revenue necessary to fund all the distributions for such quarter, the Company may maintain the annual distribution rate by funding seasonal-related shortfalls with available cash or borrowings under the Line of Credit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk



Pursuant to the General Instructions to Rule 305 of SEC Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of SEC Regulation S-K are inapplicable to the Company at this time.

                                EQUITY INNS, INC.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The 1997 annual meeting of the Company's shareholders (the "1997 Annual Meeting") was held on April 29, 1997 for the following purposes: (i) to elect Joseph W. McLeary as Class III director to serve until the Company's annual meeting of shareholders in 2000 or until his successor has been duly elected and qualified; (ii) to vote upon a proposal to amend Article 14 of the Company's Charter to provide, in effect, that nothing contained therein will prohibit the settlement of any transaction entered into through the facilities of any national securities exchange registered under the Securities Exchange Act of 1934 (the "Exchange Act") or on the national market system of a national securities association registered under the Exchange Act; and (iii) to vote upon a proposal to amend the Company's 1994 Stock Incentive Plan (the "1994 Plan") to increase the maximum aggregate number of shares of Common Stock that may be issued under the 1994 Plan pursuant to awards of restricted stock and in full or partial settlement of awards of performance shares from 100,000 to 350,000.

The results of the shareholders' vote on each of the above matters submitted before the 1997 Annual Meeting were summarized in the Company's Current Report on Form 8-K dated April 29, 1997 and filed with the SEC on June 26, 1997.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits -- The following exhibit is filed in this Quarterly Report on Form 10-Q.

         27  Financial Data Schedule (filed only electronically with the SEC)

     (b) Reports on Form 8-K -- The Company filed the following Current Reports on Form 8-K during the period covered by this Quarterly Report on Form 10-Q.

          (i) Current Report on Form 8-K dated April 29, 1997 and filed with the SEC on June 26, 1997, reporting the results of the Company's 1997 Annual Meeting of Shareholders on April 29, 1997 (no financial information required);

          (ii) Current Report on Form 8-K dated May 14, 1997 and filed with the SEC on May 14, 1997, reporting the Company's agreements with a series of partnerships owned by Growth Hotel Investors and Growth Hotel Investors II to acquire 28 hotels (no financial information required); and

          (iii) Current Report on Form 8-K dated May 22, 1997 and filed with the SEC on May 23, 1997, reporting the filing of certain exhibits in connection with the Company's public offering of 8,000,000 shares of Common Stock (no financial information required).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Equity Inns, Inc.



August 6, 1997                  By:  /s/Howard A. Silver
--------------                  ------------------------------------------------
    Date                        Howard A. Silver
                                Vice President of Finance, Secretary, Treasurer,
                                Chief Financial Officer (Principal Financial and
                                Accounting Officer)

                                    EXHIBITS


Exhibit
Number        Description
-------       -----------

27            Financial Data Schedule (filed only electronically with the SEC)
