Form 10-Q
period 1997-09-30
EQUITY INNS INC
filed 1997-11-05
CIK 916530

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For The Quarter Ended September 30, 1997          Commission File Number 0-23290


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

         The number of shares of Common Stock, $.01 par value, outstanding on November 5, 1997 was 31,915,578.


                                     1 of 20

                                EQUITY INNS, INC.

                                      INDEX


                                                                            PAGE

PART I.           Financial Information

  Item 1. Financial Statements

   EQUITY INNS, INC.

     Condensed Consolidated Balance Sheets - September 30, 1997
       (unaudited) and December 31, 1996                                       3

     Condensed Consolidated Statements of Operations (unaudited) -
       For the three and nine months ended September 30, 1997 and 1996         4

     Condensed Consolidated Statements of Cash Flows (unaudited) -
       For the nine months ended September 30, 1997 and 1996                   5

     Notes to Condensed Consolidated Financial Statements                      6

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         12

  Item 3. Quantitative and Qualitative Disclosures About Market Risk          18

PART II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K                                    18

PART I.  Financial Information
   Item 1.  Financial Statements

                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   September 30,   December 31,
                                                      1997             1996
                                                   -------------   ------------
                                                   (unaudited)
ASSETS

Investment in hotel properties, net                $570,662,619    $309,201,932
Cash and cash equivalents                               130,838         128,974
Due from Lessee                                      13,020,113       3,376,781
Deferred expenses, net                                8,287,035       3,779,500
Deposits and other assets                             2,277,821       1,393,250
                                                   ------------    ------------

       Total assets                                $594,378,426    $317,880,437
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                               $240,292,866    $ 77,399,734
Accounts payable and accrued expenses                 9,124,796       2,938,192
Distributions payable                                 9,623,723       6,864,126
Minority interest in Partnership                     12,808,101       7,727,726
                                                   ------------    ------------

       Total liabilities                            271,849,486      94,929,778
                                                   ------------    ------------

Commitments and contingencies

Shareholders' equity:

Common Stock, $.01 par value, 50,000,000
  shares authorized, 31,915,578 and 23,693,278
  shares issued and outstanding, respectively           319,156         236,933
Preferred Stock, $.01 par value, 10,000,000
  shares authorized, no shares issued and
  outstanding
Additional paid-in capital                          342,826,647     238,747,049
Unearned directors' and officers' compensation         (296,553)       (365,767)
Predecessor basis assumed                            (1,263,887)     (1,263,887)
Distributions in excess of net earnings             (19,056,423)    (14,403,669)
                                                   ------------    ------------

       Total shareholders' equity                   322,528,940     222,950,659
                                                   ------------    ------------

Total liabilities and shareholders' equity         $594,378,426    $317,880,437
                                                   ============    ============

                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                             ----------------------



                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                              ------------------------  ------------------------
                                 1997         1996         1997         1996
                              -----------  -----------  -----------  -----------

Revenues
  Percentage lease revenue    $24,713,825  $12,325,995  $52,205,580  $28,882,975
  Interest income                  31,476       15,050      373,419       94,137
                              -----------  -----------  -----------  -----------

    Total revenues             24,745,301   12,341,045   52,578,999   28,977,112
                              -----------  -----------  -----------  -----------

Expenses
  Real estate and personal
    property taxes              2,050,054    1,001,467    5,007,604    2,594,884
  Depreciation and
    amortization                5,518,009    3,174,485   13,857,513    8,070,873
  Amortization of loan costs      352,574      408,872      779,593    1,197,443
  Interest                      4,109,401      945,187    8,751,201    3,040,723
  General and administrative    1,046,152      602,611    3,274,012    1,740,364
                              -----------  -----------  -----------  -----------

    Total expenses             13,076,190    6,132,622   31,669,923   16,644,287
                              -----------  -----------  -----------  -----------

Income before minority
  interest                     11,669,111    6,208,423   20,909,076   12,332,825

Minority interest                 433,882      186,252      761,033      378,694
                              -----------  -----------  -----------  -----------

Net income applicable to
  common shareholders         $11,235,229  $ 6,022,171  $20,148,043  $11,954,131
                              ===========  ===========  ===========  ===========

Net income per common share   $       .35  $       .26  $       .74  $       .60
                              ===========  ===========  ===========  ===========

Weighted average number of
  common shares outstanding    31,840,000   23,415,000   27,409,000   20,062,000
                               ==========   ==========   ==========   ==========









                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                    ---------------------------
                                                         1997          1996
                                                    -------------   -----------
Cash flows from operating activities:
  Net income applicable to common shareholders      $  20,148,043   $11,954,131
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                    13,857,513     8,070,873
      Amortization of loan costs                          779,593     1,197,443
      Amortization of unearned directors' and
        officers' compensation                             69,214        23,276
      Minority interest                                   761,033       378,694
      Changes in assets and liabilities:
        Due from Lessee                                (9,643,332)   (4,670,671)
        Deferred expenses                                 (24,540)      (82,204)
        Deposits and other assets                        (884,571)     (269,531)
        Accounts payable and accrued expenses           6,186,604       400,241
                                                    -------------   -----------
             Net cash flow provided by operating
               activities                              31,249,557    17,002,252
                                                    -------------   -----------

Cash flows from investing activities:
  Investment in hotel properties                     (255,334,261)  (65,005,596)
  Improvements and additions to hotel properties      (13,741,443)  (16,424,173)
  Cash paid for franchise applications                 (2,143,569)    ( 322,100)
                                                    -------------   -----------
             Net cash flow used by investing
               activities                            (271,219,273)  (81,751,869)
                                                    -------------   -----------

Cash flows from financing activities:
  Gross proceeds from public offering                 108,769,513    85,737,548
  Payment of offering expenses                         (6,474,036)
  Proceeds from issuance of Common Stock                              5,537,500
  Proceeds from private placement of Partnership
     units                                                            2,875,000
  Proceeds from exercise of stock options               1,125,000
  Distributions paid                                  (23,032,235)  (15,170,016)
  Borrowings under revolving credit facility          232,050,395    84,125,000
  Payments on revolving credit facility              (155,965,395)  (92,409,220)
  Borrowings under CMBS credit facility                88,000,000
  Payments under CMBS credit facility                  (1,191,454)
  Cash paid for loan costs                             (3,309,794)     (316,507)
  Payments on capital lease obligations                      (414)       (3,577)
                                                    -------------   ------------
             Net cash provided by financing
               activities                             239,971,580    70,375,728
                                                    -------------   -----------

Net increase (decrease) in cash and cash
  equivalents                                               1,864     5,626,111

Cash and cash equivalents at beginning of period          128,974       132,630
                                                    -------------   -----------

Cash and cash equivalents at end of period          $     130,838   $ 5,758,741
                                                    =============   ===========

Supplemental disclosure of noncash investing and financing activities:
At September 30, 1997, $9,623,723 in distributions to shareholders and limited partners had been declared but not paid. The distributions were paid on November 3, 1997. At December 31, 1996, $6,864,126 in distributions to shareholders and limited partners had been declared but not paid.

At September 30, 1996, $6,792,477 in distributions to shareholders and limited partners had been declared but not paid. The distributions were paid on October 31, 1996. At December 31, 1995, $4,046,952 in distributions to shareholders and limited partners had been declared but not paid. The distributions were paid on January 29, 1996.

During February, March and June 1997, 448,215 limited partnership units valued at $6,051,721 were issued as part of the total acquisition cost of certain hotel properties. Of this amount, $5,310,375 and $741,345 were allocated to minority interest and additional paid-in capital, respectively, after giving effect to the Company's Fifth Offering.




                     The accompanying notes are an integral
            part of these condensed consolidated financial statements

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                              --------------------

1.     Organization and Basis of Presentation

       Equity Inns, Inc. (the "Company") was incorporated on November 24, 1993. The Company is a self-administered real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at September 30, 1997 owned an approximate 96.2% interest in the Partnership. The Company was formed to acquire equity interests in hotel properties and at September 30, 1997 owned, through the Partnership, 88 hotel properties with a total of 10,627 rooms in 31 states (the "Hotels").

       The Company leases forty-eight of the Hotels to Crossroads/Memphis Company, L.L.C. and forty of the Hotels to Crossroads/Memphis Future Company, L.L.C. (referred to collectively as the "Lessee"), pursuant to percentage lease agreements (the "Percentage Leases"). The sole general partner of the Lessee is a wholly-owned subsidiary of Interstate Hotels Company ("Interstate"), a publicly traded hotel management company. The Percentage Leases provide for rent payments equal to the greater of (i) a fixed base rent or (ii) percentage rent based on the revenues of the hotels. All obligations of the Lessee due under the Percentage Leases are guaranteed by Interstate.

       On May 29, 1997, the Company completed a public offering (the "Fifth Offering") of 8,000,000 shares of common stock and an additional 132,300 shares of common stock were issued on June 25, 1997 upon exercise of a portion of the underwriters' over-allotment option. The offering price was $13.375 per share resulting in gross proceeds of approximately $108,770,000 (including the over-allotment shares). Net of underwriters' discount and offering expenses, the Company received approximately $102,295,000.

       During the nine months ended September 30, 1997, the Company acquired the following hotel properties:

            Date of                                             # of   Cost (in
          Acquisition                Property                   Rooms  millions)
       -----------------  ----------------------------------    -----  ---------

       January 10, 1997   Residence Inn-Colorado Springs,
                            Colorado                              96   $  9.7
       January 10, 1997   Residence Inn-Oklahoma City,
                            Oklahoma                             135     11.2
       January 10, 1997   Residence Inn-Tucson, Arizona          128      8.6
       February 14, 1997  Hampton Inn-Savannah, Georgia          129      5.0
       March 5, 1997      Hampton Inn-Norfolk, Virginia          119      5.6
       March 11, 1997     Hampton Inn-Pickwick, Tennessee         50      2.1
       March 11, 1997     Hampton Inn-Southaven (Memphis),
                            Mississippi                           86      4.3
       April 23, 1997     Hampton Inn-Overland Park, Kansas      134      7.1


                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------

1.     Organization and Basis of Presentation, Continued

            Date of                                             # of   Cost (in
          Acquisition                Property                   Rooms  millions)
       -----------------  ----------------------------------    -----  ---------

       June 24, 1997      Hampton Inn-Addison, Texas             160     10.1
       June 24, 1997      Hampton Inn-Amarillo, Texas            116      3.7
       June 24, 1997      Hampton Inn-Albuquerque, New Mexico    125      6.0
       June 24, 1997      Hampton Inn-Atlanta (Northlake),
                            Georgia                              130      7.5
       June 24, 1997      Hampton Inn-Atlanta (Roswell),
                            Georgia                              129      5.0
       June 24, 1997      Hampton Inn-Birmingham (Vestavia),
                            Alabama                              123      6.8
       June 24, 1997      Hampton Inn-Chapel Hill, North
                            Carolina                             122      9.1
       June 24, 1997      Hampton Inn-Charleston, South
                              Carolina                           125      6.4
       June 24, 1997      Hampton Inn-Colorado Springs,
                            Colorado                             128      5.1
       June 24, 1997      Hampton Inn-Columbia, South Carolina   121      7.8
       June 24, 1997      Hampton Inn-Denver, Colorado           132      4.5
       June 24, 1997      Hampton Inn-Detroit (Madison Heights),
                            Michigan                             124      5.6
       June 24, 1997      Hampton Inn-Dublin, Ohio               123      5.0
       June 24, 1997      Hampton Inn-Eden Prairie, Minnesota    122      3.9
       June 24, 1997      Hampton Inn-Greensboro, North
                            Carolina                             121      7.1
       June 24, 1997      Hampton Inn-Greenville, South
                            Carolina                             123      5.1
       June 24, 1997      Hampton Inn-Kansas City, Missouri      120      5.3
       June 24, 1997      Hampton Inn-Little Rock, Arkansas      123      7.0
       June 24, 1997      Hampton Inn-Memphis (Poplar),
                            Tennessee                            126      9.2
       June 24, 1997      Hampton Inn-Memphis (Sycamore),
                            Tennessee                            117      3.0
       June 24, 1997      Hampton Inn-Nashville (Brentwood),
                            Tennessee                            114      7.2
       June 24, 1997      Hampton Inn-Nashville (Briley),
                            Tennessee                            120      7.1
       June 24, 1997      Hampton Inn-Dallas (Richardson),
                            Texas                                130      7.6
       June 24, 1997      Hampton Inn-San Antonio, Texas         123      4.4
       June 24, 1997      Hampton Inn-Spartanburg, South
                            Carolina                             112      2.6
       June 24, 1997      Hampton Inn-St. Louis, Missouri        122      4.8
       June 24, 1997      Hampton Inn-Syracuse, New York         117      1.9
       June 26, 1997      Hampton Inn-Destin, Florida            104      6.7
       June 26, 1997      Homewood Suites-Germantown (Memphis),
                            Tennessee                             92      7.7
       July 10, 1997      Homewood Suites-Augusta, Georgia        65      5.0
       August 1, 1997     Hampton Inn-Birmingham (Mountain
                            Brook), Alabama                      131      8.7
       September 18, 1997 Residence Inn-Princeton, New Jersey    208     19.2
                                                               -----   ------

                                                               4,825   $259.7
                                                               =====   ======

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

2.     Debt

       Debt is comprised of the following at September 30, 1997:

                  Commercial Mortgage Bonds                  $ 86,808,546
                  Two-Year Revolving Line of Credit            78,410,000
                  One-Year Term Loan                           75,000,000
                  Other                                            74,320
                                                             ------------

                                                             $240,292,866
                                                             ============

       The Line of Credit has a total commitment of $130 million and bears interest at 1.75% over the 30, 60, or 90-day LIBOR (7.4% at September 30,
       1997). The Line of Credit is collateralized by a first mortgage on thirty of the eighty-eight hotels owned by the Partnership as of September 30, 1997.

       On February 10, 1997, the Company issued $88 million of rated Commercial Mortgage Bonds ("Bonds"), as follows:

                  Initial Principal    Interest         Stated
       Class           Amount            Rate          Maturity          Rating
       -----      -----------------    --------    ------------------    ------

         A          $27.4 million       6.825%     November 20, 2006      AA
         B          $50.6 million       7.370%     December 20, 2015      A
         C          $10.0 million       7.580%     February 20, 2017      BBB

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------

2.     Debt, Continued

       The combined interest rate for all three classes of Bonds is fixed at 7.22%. Principal payments are to be applied to each class of Bonds in order of their respective maturities with no principal payment on any Bond until all Bonds in a bond class with an earlier stated maturity have been paid in full. The Company expects to repay these bonds in full within 10 years. In connection with this transaction, twenty-three of the Company's hotel properties with a carrying value of approximately $136.5 million collateralize the Bonds.

       On June 24, 1997, the Company obtained a one-year term loan in the amount of $75 million to fund a portion of the purchase price of twenty-eight of the hotels acquired from a common seller. Only $71 million of the proceeds were drawn by the Company on June 24, 1997, with the remaining $4 million being drawn on August 1, 1997 at the closing of the last hotel. The loan bears interest at a variable rate equal to the 30-day, 60-day or 90-day LIBOR rate plus 1.625% (7.3% for September 30, 1997) for the first six months of the loan and the 30-day, 60- day or 90-day LIBOR rate plus 1.875% for the second six months of the loan. The loan is collateralized by first mortgages on the twenty-eight hotels.

       On October 10, 1997, the Company repaid the outstanding balance under the Line of Credit and the one year term loan with borrowings under a $250 million unsecured line of credit (the "Unsecured Line of Credit"). The Unsecured Line of Credit bears interest at a variable rate of LIBOR plus 1.4%, 1.5%, 1.625%, or 1.75% as determined by the Company's percentage of total debt to the total value of the Company's investment in hotel properties, as defined in the loan agreement (the "Percentage"). The Percentage is reviewed quarterly and the interest rate is adjusted as necessary. Currently, the interest rate on the Unsecured Line of Credit is LIBOR plus 1.625%. The Unsecured Line of Credit has a three-year term plus a one-year option. In the fourth quarter of 1997, the Company expects to write off as an extraordinary item approximately $1.9 million of unamortized debt costs incurred for the Line of Credit and the one-year term loan.

3.     Distributions

       On September 9, 1997, the Company declared a $0.29 per share distribution on each share of Common Stock and each unit of limited partnership interest in the Partnership ("Unit") outstanding on September 30, 1997. The distributions were paid on November 3, 1997.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


4.     Shareholders' Equity

       In connection with the purchase of the Hampton Inn, Savannah, Georgia hotel on February 14, 1997, the purchase of the Hampton Inn, Southaven, Mississippi hotel on March 11, 1997, and the purchase of the Hampton Inn, Destin, Florida and the Homewood Suites, Germantown (Memphis), Tennessee on June 26, 1997, the Partnership issued 26,315, 106,944, 162,154 and
       152,802 units, respectively, valued at $6,051,721 in the aggregate.

5.     Subsequent Events

       On August 13, 1997, the Company announced that it had entered into an agreement to sell nine Hampton Inn hotels to a subsidiary of Hudson Hotels Corporation for a purchase price of approximately $46.25 million, $3.9 million of which will be in the form of a two-year note bearing an annual interest rate of 10%, secured by 2 million shares of Hudson Hotel Corporation stock. The hotels were part of a portfolio of twenty-eight hotels acquired from Growth Hotel Investors in June 1997. The transaction was completed on October 31, 1997. The Company expects to record a gain on the sale of these properties.

       In September 1997, the Company announced that it had entered into an agreement to acquire 10 AmeriSuites hotels with an aggregate of 1,239 rooms in seven states from Prime Hospitality Corporation ("Prime") for a purchase price of approximately $86.3 million, ten percent of which will be paid through the issuance of Units in the Partnership.

       The AmeriSuites hotels are located principally in the Southeastern and Midwestern United States in major urban and suburban markets. The agreement provides for a due diligence period which expires November 7, 1997, during which time the Company may terminate the agreement for any reason. In connection with this transaction, the Company has placed a refundable $500,000 security deposit with an escrow agent. The deposit is refundable through the end of the due diligence period if the Company chooses to terminate the agreement. The purchase of the hotels is subject to customary real estate closing conditions.

       The hotels will be leased to a subsidiary of Prime upon acquisition. As a part of the agreement, the Company will have the right of first offer to purchase from Prime up to twenty AmeriSuites per year for three years. Prime has committed to offer to sell to the Company at least five AmeriSuites per year for three years.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


6.     Pro Forma Information (Unaudited)

       Due to the impact of the acquisitions in 1997, historical results of operations may not be indicative of future results of operations and earnings per share. The following unaudited pro forma condensed consolidated statements of operations for the nine months ended September 30, 1997 and 1996, are presented as if the acquisition of all 88 hotels owned at September 30, 1997 and the consummation of the IPO and the four Follow-On Offerings had occurred on January 1, 1996, and the hotels had been leased to the Lessee pursuant to the percentage leases. The pro forma condensed consolidated statement of operations does not purport to present what actual results of operations would have been if the acquisition of the hotels had occurred on such date or to project results for any future period.

                                                          Nine Months Ended
                                                            September 30,
                                                      --------------------------
                                                         1997           1996
                                                      -----------    -----------

       Percentage lease revenues                      $68,851,738    $65,378,800
       Interest income                                    373,419         94,137
                                                      -----------    -----------
          Total revenues                               69,225,157     65,472,937

       Expenses:
           Real estate and personal property taxes      6,610,310      5,769,546
           Depreciation and amortization               18,115,503     17,074,250
           Amortization of loan costs                   1,021,775      1,735,101
           Interest                                    13,665,203     12,066,962
           General and administrative                   3,489,744      2,412,672
                                                      -----------    -----------

               Total expenses                          42,902,535     39,058,531
                                                      -----------    -----------

       Income before minority interest                 26,322,622     26,414,406

       Minority interest                                1,008,156      1,011,672
                                                      -----------    -----------

       Net applicable to common shareholders          $25,314,466    $25,402,734
                                                      ===========    ===========

       Net income per share                           $       .79    $       .80
                                                      ===========    ===========

       Weighted average number of common shares
           outstanding                                 31,916,000     31,916,000
                                                       ==========     ==========

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations


                                   BACKGROUND

The Company commenced operations on March 1, 1994 upon completion of the Company's initial public offering (the "IPO") and the simultaneous acquisition of eight Hampton Inn hotel properties with 995 rooms. Since the IPO, the Company has actively implemented its acquisition strategy. The following chart summarizes information regarding the Company's hotels at June 30, 1997:

                                             Number of           Number of
     Franchise Affiliation                Hotel Properties      Rooms/Suites
     ---------------------                ----------------      ------------
     Premium Limited Service Hotels:
        Hampton Inn                             66                 8,035
        Comfort Inn                              2                   182
        Holiday Inn Express                      1                   101
                                                --                ------
                                                69                 8,318
     Premium Extended Stay Hotels:
        Residence Inn                            9                 1,039
        Homewood Suites                          5                   536
                                                --                ------
                                                14                 1,575
     Full Service Hotels:
        Holiday Inn                              4                   557
        Comfort Inn                              1                   177
                                                --                ------
                                                 5                   734
                                                --                ------

              Total                             88                10,627
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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 and 1996

For the three months ended September 30, 1997 and 1996, the Company had revenues of $24,745,301 and $12,341,045, respectively, consisting of Percentage Lease revenue of $24,713,825 and $12,325,995. This represents a 100.5% increase in Percentage Lease revenue for the three months ended September 30, 1997 over the comparable period last year and is primarily the result of (i) the number of hotels increasing from 46 at September 30, 1996 to 88 at September 30, 1997

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



RESULTS OF OPERATIONS, Continued

and (ii) increased Percentage Lease revenue for the Hotels owned throughout both periods. On a comparable basis, the increase in Percentage Lease revenue was caused by an increase in revenue per available room ("REVPAR") for Hotels owned by the Company throughout both periods of 5.2% to $53.22 from $50.62. In addition, for hotels, on a pro forma basis, which were in operation for the full quarter in both 1997 and 1996 excluding the nine hotels covered under a sales agreement, REVPAR (on a pro forma basis) increased to $53.51 from $52.36, an increase of 3.3%.

Real estate and personal property taxes and depreciation and amortization increased over the comparable period in 1996 due to the increase in the number of hotel properties owned by the Company, from 46 properties at September 30, 1996 to 88 properties at September 30, 1997.

General and administrative expenses increased primarily as a result of (i) increased corporate staff and related expenses due to the sale of the former lessee, Trust Leasing, Inc., in November 1996, (ii) increased land rent expense due to the number of hotels with land leases increasing from five to nine, and
(iii) an increase in the number of hotels owned in 1997 over 1996.

Interest expense increased $3,164,214 in the three months ended September 30, 1997 over the comparable period in 1996. The increase was due primarily to an increase in the average outstanding balance of the Company's debt from $51 million for the three months ended September 30, 1996 to $220 million for the three months ended September 30, 1997. Average interest rates increased slightly, from 7.4% to 7.5% for the quarter ended September 30, 1997. Weighted average shares increased from 23,415,000 to 31,840,000, an increase of 8,425,000 shares over the same period last year as a result of the Fifth Offering completed in May 1997.

Nine Months Ended September 30, 1997 and 1996

For the nine months ended September 30, 1997 and 1996, the Company had revenues of $52,578,999 and $28,977,112, respectively, consisting of Percentage Lease revenue of $52,205,580 and $28,882,975. The increase in Percentage Lease revenue for the nine months ended September 30, 1997 over the comparable period last year is the result of (i) the number of hotels increasing from 46 at September 30, 1996 to 88 at September 30, 1997 and (ii) increased Percentage Lease revenue for the Hotels owned by the Company throughout both periods. On a comparable basis, the increase in Percentage Lease revenue was caused by an increase in REVPAR for hotels owned by the Company throughout both periods of 6.3% to $49.12 from $46.21. In addition, for hotels, on a pro forma basis, which were in operation for the full nine months in both 1997 and 1996 excluding the nine hotels covered under a sales agreement, REVPAR (on a pro forma basis) increased to $49.77 from $48.03, an increase of 4.6%.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



RESULTS OF OPERATIONS, Continued

Real estate and personal property taxes and depreciation and amortization increased over the comparable period in 1996 due to the increase in the number of hotel properties owned by the Company, from 46 properties at September 30, 1996 to 88 properties at September 30, 1997.

General and administrative expenses increased primarily as a result of (i) increased shareholder expenses related to listing the Company's Common Stock on the New York Stock Exchange and a larger shareholder base as a result of the Company's most recent stock offering; (ii) increased due diligence expenses in evaluating potential hotel properties for acquisition; (iii) increased corporate staff and related expenses due to the sale of the former lessee, Trust Leasing, Inc., in November 1996; (iv) increased land rent expense due to the number of hotels with land leases increasing from five to nine; and (v) an increase in the number of hotels owned in 1997 over 1996.

Interest expense increased $5,710,478 in the nine months ended September 30, 1997 over the comparable period in 1996. The increase was due primarily to an increase in the average outstanding balance under the line of credit from $58 million for the nine months ended September 30, 1996 to $217 million for the nine months ended September 30, 1997.

FUNDS FROM OPERATIONS

The Company considers Funds From Operations ("FFO") to be a key measure of a REIT's performance and believes that Funds From Operations should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity.

Funds From Operations were $17,123,259 or $0.52 per share for the three months ended September 30, 1997, compared to $9,339,195 or $0.39 per share for the three months ended September 30, 1996. The increase in FFO per share is due primarily to (i) increased Percentage Lease revenue earned as a result of a 5.2% increase in REVPAR over the same period last year for Hotels owned by the Company and (ii) an increase in the number of hotel properties owned from 46 at September 30, 1996 to 88 at September 30, 1997.

Funds From Operations were $34,575,814 or $1.22 per share for the nine months ended September 30, 1997, compared to $20,281,589 or $0.98 per share for the nine months ended September 30, 1996. The increase in FFO per share is due primarily to (i) increased Percentage Lease revenue received as a result of a 6.3% increase in REVPAR over the same period last year, for hotels owned by the Company and (ii) an increase in the number of hotel properties owned from 46 at September 30, 1996 to 88 at September 30, 1997.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



FUNDS FROM OPERATIONS, Continued

The following is a reconciliation of net income before minority interest to Funds From Operations:

                                Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                              ------------------------  ------------------------
                                 1997         1996         1997         1996
                              -----------  -----------  -----------  -----------
Income before minority
  interest                    $11,669,111  $ 6,208,423  $20,909,076  $12,332,825
Add:
  Depreciation of buildings,
    furniture and equipment     5,454,148    3,130,772   13,666,738    7,948,764
                              -----------  -----------  -----------  -----------

Funds From Operations         $17,123,259  $ 9,339,195  $34,575,814  $20,281,589
                              ===========  ===========  ===========  ===========

Weighted average number
   of outstanding shares
   of Common Stock and
   Units of the Partnership    33,109,925   24,140,411   28,444,072   20,715,018
                              ===========  ===========  ===========  ===========

Funds From Operations per
   Share and Unit             $       .52  $       .39  $      1.22  $       .98
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

Cash and cash equivalents as of September 30, 1997 were $130,838, compared to $128,974 at December 31, 1996. The Company intends to keep cash balances at a minimum to avoid unnecessary use of funds from the Unsecured Line of Credit. Additionally, all of the September 30, 1997 receivable due from the Lessee was received in October 1997. Net cash provided by operating activities for the nine months ended September 30, 1997 was $31,249,557.

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

limits aggregate indebtedness to 45% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness. The Company's consolidated indebtedness is 39.1% of its investment in hotels, at cost, at September 30, 1997 leaving approximately $65 million of borrowing capacity available for additional investment in hotels. At September 30, 1997, the Company had outstanding indebtedness of $240.3 million.

The Company's long-term debt at September 30, 1997 consists of (i) a Line of Credit ("Line of Credit') with a total commitment of $130 million, (ii) an issue of Commercial Mortgage Bonds ("Bonds") in the original amount of $88 million, and (iii) a $75 million Term Loan ("Term Loan").

On October 10, 1997, the Company repaid the Term Loan and all the outstanding borrowings under the Line of Credit with borrowings under a $250 million unsecured line of credit (the "Unsecured Line of Credit"). The Unsecured Line of Credit bears interest at a variable rate of LIBOR plus 1.4%, 1.5%, 1.625%, or 1.75% as determined by the Company's percentage of total debt to total value, as defined in the loan agreement (the "Percentage"). The Percentage is reviewed quarterly and the interest rate is adjusted as necessary. Currently, the interest rate on the Unsecured Line of Credit is LIBOR plus 1.625%. The Unsecured Line of Credit has a three-year term plus a one-year extension option. At October 10, 1997, the Company had outstanding debt on the Unsecured Line of Credit of approximately $153.5 million, leaving approximately $96.5 million in the unused portion of the Unsecured Line of Credit.

During the nine months ended September 30, 1997, the Company invested approximately $10.6 million to fund capital improvements to its Hotels, including replacement of carpets, drapes, renovation of common areas and improvement of hotel exteriors. Most of these capital improvements were required by the franchisors as part of the franchisors' product improvement plan ("PIP") on hotels that the Company purchased. The Company took the PIP into consideration when negotiating the prices for these properties, and, as a result, purchased them at substantially reduced prices. In addition, the Company has committed to fund approximately $6.9 million during the remainder of 1997 for capital improvements. The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowings under the Unsecured Line of Credit. Under the Unsecured Line of Credit and the Bonds, the Partnership has agreed to fund a minimum of 4% of room revenues per quarter on a cumulative basis, for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the hotels. Management believes that these amounts will be sufficient to fund required expenditures for the term of the Percentage Leases for the capital improvements anticipated. Recurring repairs and maintenance are performed by the Lessee.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


LIQUIDITY AND CAPITAL RESOURCES, Continued

During the nine months ended September 30, 1997, the Partnership declared distributions in the aggregate of $25,791,832 to its partners, including Equity Inns Trust, it sole general partner, which is wholly-owned by the Company, or $.85 per Unit, and the Company declared distributions in the aggregate of $24,800,797, or $.85 per share, to its shareholders.

The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under its Unsecured Line of Credit. The Company believes that its net cash provided by operations will be adequate to fund both operating requirements and payment of dividends by the Company in accordance with REIT requirements.

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional equity securities of the Company, or in connection with acquisitions of hotel properties, issuance of Units in the Partnership. Pursuant to the Partnership Agreement for the Partnership, subject to certain holding period requirements, holders of Units have the right to require the Partnership to redeem their Units. During the nine months ended September 30, 1997, no Units were tendered for redemption. Pursuant to the Partnership Agreement, the Company has the option to redeem Units tendered for redemption on a one-for-one basis for shares of Common Stock or for an equivalent amount of cash. The Company anticipates that it will acquire any Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock and has agreed to register such shares so as to be freely tradeable by the recipient.

INFLATION

Operators of hotels, including the Lessee and any third-party manager retained by the Lessee, in general possess the ability to adjust room rates quickly. However, competitive pressures have limited and may in the future limit the ability of the Lessee and any third-party manager retained by the Lessee to raise room rates in the face of inflation.

SEASONALITY

The hotel industry is seasonal in nature. The Hotel's operations historically reflect higher occupancy rates and ADR during the second and third quarters. This seasonality can be expected to cause fluctuations in the Partnership's quarterly revenue to the extent that it receives Percentage Rent. To the extent that cash flow from operating activities from the Hotels for a quarter is insufficient to generate Percentage Lease revenue necessary to fund all the distributions for such quarter, the Company may maintain the annual distribution rate by funding seasonal-related shortfalls with available cash or borrowings under the Unsecured Line of Credit.

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


                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits -- The following exhibit is filed in this Quarterly Report on Form 10-Q.

          27    Financial Data Schedule (filed only electronically with the SEC)

     (b) Reports on Form 8-K -- The Company filed the following Current Reports on Form 8-K during the period covered by this Quarterly Report on Form 10-Q:

          (i) Current Report on Form 8-K dated June 24, 1997 and filed on July 10, 1997, reporting (a) the completion on June 24, 1997 of the Company's acquisition of 27 hotels from a series of partnerships owned by Growth Hotel Investors and Growth Hotel Investors II to acquire 28 hotels, (b) the Company's entry into a one-year term loan of $75 million from First National Bank of Chicago, Credit Lyonnais New York Branch and AmSouth Bank, and (c) the third amendment and restatement to the Partnership's agreement of limited partnership (all financial information required therein being incorporated by reference to the Company's Prospectus Supplement dated May 22, 1997);

          (ii) Current Report on Form 8-K dated July 11, 1997 and filed on July 14, 1997, reporting the Company's Percentage Lease terms for its hotels as of May 1, 1997 (no financial information required); and

          (iii) Amended Current Report on Form 8-K/A dated July 11, 1997 and filed on July 22, 1997, reporting the Company's Percentage Lease terms for its hotels as of May 1, 1997 (no financial information required).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    EQUITY INNS, INC.



November 5, 1997                    By:  /s/Howard A. Silver
----------------                    ------------------------
     Date                           Howard A. Silver
                                    Executive Vice President, Secretary,
                                    Treasurer, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                    EXHIBITS



Exhibit
Number          Description
------          -----------

27              Financial Data Schedule (filed only electronically with the SEC)
