Form 10-K
period 1997-12-31
EQUITY INNS INC
filed 1998-03-16
CIK 916530

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                       --
               X Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997       Commission File Number 0-23290

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

                                 ( 901) 761-9651
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

                              Yes   X       No
                                 -------        -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [  ]

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 10, 1998: $536,903,997.
Number of shares of Common Stock, $.01 par value, outstanding as of March 10, 1998: 35,585,663

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 1998 (the "Proxy Statement") are incorporated by reference into Part III of this Report. Portions of the Registrant's Registration Statements on Form S-11 (No. 33-73304 and No. 33-80318) and Registration Statements on Form S-3 (No. 33-90364, No. 33-93158, No. 33-99480 and No. 333-26559) are incorporated by reference into Part IV of this report.

Exhibit Index beginning on Page 62.

                                EQUITY INNS, INC
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 1997


                                TABLE OF CONTENTS


                                     PART I
                                                                            Page

Item 1.    Business                                                            3

Item 2.    Properties                                                         19

Item 3.    Legal Proceedings                                                  21

Item 4.    Submission of Matters to a Vote of Security Holders                21

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters                                              21

Item 6.    Selected Financial Data                                            22

Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              25

Item 8.    Financial Statements and Supplementary Data                        33

Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                              54

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant                 54

Item 11.   Executive Compensation                                             54

Item 12.   Security Ownership of Certain Beneficial Owners and
             Management                                                       54

Item 13.   Certain Relationships and Related Transactions                     54

                                     PART IV

Item 14.   Exhibits, Financial Statements, Schedules, and Reports on
             Form 8-K                                                         55

                                                      PART I

ITEM 1.       BUSINESS

(a)      General Development of Business

Equity Inns, Inc. (the "Company") is in the business of acquiring equity interests in hotel properties. The Company is a real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at December 31, 1997, owned an approximate 95.0% interest in the Partnership.

(b)      Financial Information About Industry Segment

The Company is in the business of acquiring equity interests in hotel properties. See the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required in Item 1.

(c)      Narrative Description of Business

In order to qualify as a REIT, neither the Company nor the Partnership can operate hotels. At December 31, 1997, the Partnership leased 79 hotels collectively to Crossroads/Memphis Partnership, L.P., Crossroads Future Company, L.L.C. and Crossroads/Memphis Financing Company, L.L.C. (collectively "Crossroads"), each of which is an affiliate of Interstate Hotels Company ("Interstate"). Interstate has a right of first refusal, subject to certain exceptions, to lease hotels acquired by the Partnership, through November 15, 2001. The Partnership leased 10 hotels to Caldwell Holding Company ("Caldwell"), a wholly-owned subsidiary of Prime Hospitality Corporation ("Prime").

All hotels owned by the Company are leased to Crossroads and Caldwell (collectively, the "Lessees" and individually, the "Lessee") pursuant to percentage leases ("Percentage Leases") which provide for rent based, in part, on the revenues from the hotels and which are designed to allow the Company to participate in the growth of room revenues, and where applicable, food and beverage revenue.

At December 31, 1997, the Partnership owned 89 hotel properties, with a total of 10,777 rooms in 30 states (the "Current Hotels"). The diversity of the portfolio is such that at December 31, 1997, no individual hotel exceeded 2% of the total rooms, and hotels owned in any one state do not exceed 10% of the total rooms in the portfolio. This geographical distribution and franchise diversity is further illustrated by the following chart.

                                                          % Of
                                  Franchise               Total       Date
        State/City               Affiliation      Rooms   Rooms      Opened
-------------------------------  -----------      -----   -----   --------------
ALABAMA:
    Birmingham (Mountain Brook)  Hampton Inn        131    1.2%   December 1987
    Birmingham (Vestavia)        Hampton Inn        123    1.1%   November 1986
    Enterprise                   Comfort Inn         78    0.7%   May 1987


                                                          % Of
                                  Franchise               Total       Date
        State/City               Affiliation      Rooms   Rooms      Opened
-------------------------------  -----------      -----    -----  --------------
ARIZONA:
    Flagstaff                    AmeriSuites        117    1.1%   September 1993
    Phoenix                      Homewood Suites    124    1.1%   September 1996
    Scottsdale                   Hampton Inn        126    1.2%   January 1996
    Tucson                       Residence Inn      128    1.2%   July 1985

ARKANSAS:
    Little Rock-North            Hampton Inn        123    1.1%   June 1985
    Little Rock-South            Hampton Inn        122    1.1%   September 1985

COLORADO:
    Colorado Springs             Residence Inn       96    0.9%   October 1984
    Colorado Springs             Hampton Inn        128    1.2%   December 1985
    Denver (Aurora)              Hampton Inn        132    1.2%   June 1985

CONNECTICUT:
    Hartford                     Homewood Suites    132    1.2%   May 1990
    Meriden                      Hampton Inn        125    1.2%   May 1988
    Milford                      Hampton Inn        148    1.4%   August 1986

FLORIDA:
    Destin                       Hampton Inn        104    1.0%   June 1994
    Jacksonville                 Hampton Inn        122    1.1%   November 1986
    Jacksonville                 AmeriSuites        112    1.0%   July 1996
    Jacksonville Beach           Comfort Inn        177    1.6%   October 1973
    Miami                        AmeriSuites        126    1.2%   February 1996
    Sarasota                     Hampton Inn         97    0.9%   March 1987
    Tampa                        AmeriSuites        126    1.2%   November 1994

GEORGIA:
    Atlanta (Northlake)          Hampton Inn        130    1.2%   February 1988
    Augusta                      Homewood Suites     65    0.6%   April 1997
    Columbus                     Hampton Inn        119    1.1%   September 1986
    Savannah                     Hampton Inn        129    1.2%   August 1986

ILLINOIS:
    Chicago (Gurnee)             Hampton Inn        134    1.2%   June 1988
    Chicago (Naperville)         Hampton Inn        130    1.2%   October 1987

INDIANA:
    Indianapolis                 Hampton Inn        129    1.2%   March 1987
    Indianapolis (Keystone)      AmeriSuites        126    1.2%   March 1992

KANSAS:
    Overland Park                Hampton Inn        134    1.2%   March 1991
    Overland Park                AmeriSuites        126    1.2%   April 1994

KENTUCKY:
    Louisville                   Hampton Inn        119    1.1%   December 1986

MARYLAND:
    Baltimore (Glen Burnie)      Hampton Inn        116    1.1%   December 1989

MICHIGAN:
    Ann Arbor                    Hampton Inn        150    1.3%   November 1986
    Detroit  (Northville)        Hampton Inn        125    1.2%   August 1989
    Detroit (Madison Heights)    Hampton Inn        124    1.2%   October 1987
    Traverse City                Hampton Inn        127    1.2%   January 1987

MINNESOTA:
    Minneapolis (Eagan)          Residence Inn      120    1.1%   January 1988

MISSISSIPPI:
    Memphis (Southaven)          Hampton Inn         86    0.8%   March 1995


                                                          % Of
                                  Franchise               Total       Date
        State/City               Affiliation      Rooms   Rooms      Opened
-------------------------------  -----------      -----   -----   --------------
MISSOURI:
    Kansas City                  Hampton Inn        120    1.1%   June 1987
    St. Louis                    Hampton Inn        122    1.1%   July 1987

NEBRASKA:
    Omaha                        Residence Inn       80    0.7%   January 1981

NEW JERSEY:
    Princeton                    Residence Inn      208    1.9%   May 1988
    Tinton Falls                 Residence Inn       96    0.9%   June 1988

NEW YORK:
    Albany                       Hampton Inn        154    1.4%   July 1986

NORTH CAROLINA:
    Chapel Hill                  Hampton Inn        122    1.1%   August 1986
    Fayetteville                 Hampton Inn        122    1.1%   May 1986
    Gastonia                     Hampton Inn        109    1.0%   February 1989
    Shelby                       Hampton Inn         78    0.7%   February 1989
    Wilkesboro                   Holiday Inn
                                   Express          101    0.9%   August 1985
    Winston-Salem                Holiday Inn        160    1.5%   October 1969

OHIO:
    Cincinnati (Blue Ash)        AmeriSuites        127    1.2%   June 1990
    Cincinnati (Forest Park)     AmeriSuites        126    1.2%   June 1992
    Cleveland                    Hampton Inn        123    1.1%   January 1987
    Columbus                     AmeriSuites        126    1.2%   May 1994
    Columbus (Dublin)            Hampton Inn        123    1.1%   April 1988

OKLAHOMA:
    Oklahoma City                Residence Inn      135    1.3%   December 1982

PENNSYLVANIA:
    Scranton                     Hampton Inn        129    1.2%   February 1994
    State College                Hampton Inn        120    1.1%   January 1987

SOUTH CAROLINA:
    Charleston (Airport)         Hampton Inn        125    1.2%   October 1985
    Charleston (Mt. Pleasant)    Holiday Inn        158    1.5%   May 1988
    Columbia                     Hampton Inn        121    1.1%   January 1985

TENNESSEE
    Chattanooga                  Hampton Inn        168    1.6%   April 1988
    Cleveland                    Hampton Inn         60    0.6%   March 1993
    Knoxville                    Hampton Inn        118    1.1%   February 1991
    Memphis (Germantown)         Homewood Suites     92    0.9%   May 1996
    Memphis (Poplar)             Hampton Inn        126    1.2%   November 1985
    Memphis (Sycamore View)      Hampton Inn        117    1.1%   August 1984
    Nashville (Brentwood)        Hampton Inn        114    1.1%   August 1985
    Nashville (Briley)           Hampton Inn        120    1.1%   January 1987
    Pickwick Dam                 Hampton Inn         50    0.5%   June 1994

TEXAS:
    Austin                       Hampton Inn        122    1.1%   July 1987
    College Station              Hampton Inn        135    1.3%   May 1986
    Dallad (Addison)             Hampton Inn        160    1.5%   December 1985
    Dallas (Arlington)           Hampton Inn        141    1.3%   December 1985
    Dallas (Garland)             Hampton Inn        125    1.2%   October 1986
    Dallas (Richardson)          Hampton Inn        130    1.2%   January 1987
    Ft. Worth                    Hampton Inn        125    1.2%   February 1987
    San Antonio                  Homewood Suites    123    1.1%   August 1996


                                                          % Of
                                  Franchise               Total       Date
        State/City               Affiliation      Rooms   Rooms      Opened
-------------------------------  -----------      -----   -----   --------------
VERMONT:
    Burlington                   Residence Inn       96    0.9%   November 1988
    Rutland                      Comfort Inn        104    1.0%   August 1985

VIRGINIA:
    Norfolk                      Hampton Inn        119    1.1%   November 1990
    Richmond                     AmeriSuites        126    1.2%   January 1992

WEST VIRGINIA:
    Beckley                      Hampton Inn        108    1.0%   March 1992
    Bluefield                    Holiday Inn        120    1.1%   May 1980
    Morgantown                   Hampton Inn        108    1.0%   June 1991
    Oak Hill                     Holiday Inn        119    1.1%   August 1983

WISCONSIN:
    Madison                      Residence Inn       80    0.7%   January 1988
                                                 ------  -----

                                 TOTAL ROOMS     10,777  100.0%
                                                 ======  =====

The Company has contracted to acquire a Residence hotel Inn in Portland, Oregon for $23.5 million; a Residence Inn hotel in Boise, Idaho for $7.0 million; and a Hampton Inn hotel in San Antonio, Texas for $12.6 million, with closings expected from late March through the end of April 1998. The 92 hotels owned and contracted to own by the Company at March 10, 1998 are herein referred to as the "Hotels."

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

ACQUISITION STRATEGY

The Company intends to acquire additional existing hotel properties that meet its investment criteria, primarily premier upscale limited service, extended-stay, all-suite and underperforming hotels, that can be renovated and/or converted to premium mid-price franchise brands. In particular, the Company has increasingly emphasized the acquisition of hotel portfolios in order to capitalize on the Company's efficiency and experience in acquisition analysis and transaction structuring and to enable the Company to more rapidly expand its hotel portfolio.

The Company considers investment in hotel properties which meet some or all of the following criteria:

    Particular emphasis is given to premium extended stay and all-suite properties in the mid-price segment, such as AmeriSuites(R), Homewood Suites(R), Residence Inn(R), Hampton Inn & Suites(R) and Hawthorn Suites(R) and premium limited service hotels, such as Hampton Inn(R) and Marriott Courtyard(R), with major franchisors such as Promus Hotel Corporation, Marriott Corporation, Prime Hospitality Corporation and U.S. Franchise Systems;

    Properties in attractive locations that the Company believes could benefit significantly by changing franchise affiliations to a brand the Company believes will strengthen the acquired hotel's competitive position. In general, the Company focuses on acquisitions in markets with the following characteristics:

        o high barriers to entry, such as the scarcity or high cost of land for additional development, restrictive zoning, stringent local development laws, extended permit-approval processes, and a relatively low supply of competing hotels;

        o historically stable demand generators, such as major corporate office or retail complexes, airports, major universities and medical centers with convenient access to major thoroughfares and airports;

    Properties with relatively stable operating histories; and

    Properties with purchase prices which, coupled with the elimination or significant reduction of debt, may allow the Company to realize a favorable return on its investment.

The Company has rights of first refusal to acquire from Affiliates of Phillip H. McNeill, Sr., the Company's Chairman of the Board, two Hampton Inn hotels in Memphis (Collierville), Tennessee, and White River Junction, Vermont. The rights of first refusal require that before a property is sold to a person or entity other than the Partnership, the seller must first offer the property to the Partnership on the same terms and conditions as the proposed sale to a third party. The option provides that the Company or Partnership may purchase any such hotel at any time twelve months after the opening of the hotel for a price determined by appraisal. Management currently anticipates that a property will have achieved stabilized operating performance and cash flows prior to the Partnership considering the purchase of such property. All investment decisions relating to transactions between the Company or the Partnership and Mr. McNeill or his Affiliates must be approved by a majority of the Independent Directors.

DEVELOPMENT STRATEGY

The Company intends to consider selective internal development of hotel properties, principally in the premium extended stay, all-suite and limited service segment of the market. At December 31, 1997, the Company had a 125-room Hampton Inn & Suites hotel under construction in Memphis (Bartlett), Tennessee, with a scheduled opening date in the spring of 1998.

The Company may also seek to obtain certain of the benefits of development without incurring certain of the risks of development, by (a) acquiring newly-developed hotels or (b) contracting with developers to build hotels that the Company will buy upon completion. The Company has established and is pursuing relationships with developers who have established good relationships with the franchisors of the Company's preferred hotel brands. The Company seeks established developers who have demonstrated, among other things, the ability to
(a) find attractive sites which, when developed, would meet the Company's acquisition criteria and (b) manage the franchise brand approval and development processes. The Company has agreed to purchase a 161-room Homewood Suites hotel in Seattle, Washington for $22 million and a 252-room Homewood Suites hotel in Orlando, Florida for $22.8 million. Both of these hotels are currently under construction with completion dates expected in June 1998 and April 1999, respectively.

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

EMPLOYEES

At March 1, 1998, the Company had 16 employees.

COMPETITION

The hotel industry is highly competitive. Each of the Hotels is located in a developed area that includes other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on occupancy, Average Daily Rate ("ADR") and Revenue Per Available Room ("REVPAR") of the Hotels or at hotel properties acquired in the future. The Company believes that brand recognition, location, the quality of the hotel and services provided, and price are the principal competitive factors affecting the Company's hotels.

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

FRANCHISE AGREEMENTS

The Lessees hold or will hold the franchise license for each of the Hotels. Fifty-eight of the ninety- two Hotels currently owned and contracted to own by the Partnership are licensed as Hampton Inn hotels. Hampton Inn(R) is a registered trademark of Promus Hotels, Inc. ("Promus"). Promus approved the transfer of the franchise license to Crossroads when the Partnership acquired each Hotel that is operated as a Hampton Inn hotel. Ten of the Hotels are licensed as AmeriSuites hotels. AmeriSuites(R) is a registered trademark of Prime Hospitality Corporation. Eleven of the Hotels are licensed as Residence Inn hotels. Residence Inn(R) is a registered trademark of Marriott Corporation ("Marriott"). Marriott approved the transfer of the franchise license to Crossroads when the Partnership acquired each Hotel that is operated as a Residence Inn hotel. Five of the Hotels are licensed as Homewood Suites hotels. Homewood Suites(R) is a registered trademark of Promus Hotel Corporation. Promus approved the transfer of the franchise license to Crossroads when the Partnership acquired each Hotel that is operated as a Homewood Suites hotel. Five of the Hotels are licensed as Holiday Inn hotels or Holiday Inn Express hotels. Holiday Inn(R) and Holiday Inn Express(R) are registered trademarks of Holiday Inns, Inc., ("Holiday Inn"). Holiday Inn approved the transfer of the franchise license to Crossroads when the Partnership acquired each Hotel that is operated as a Holiday Inn or Holiday Inn Express. Three of the Hotels are licensed as Comfort Inn hotels. Comfort Inn(R) is a registered trademark of Choice Hotels International, Inc., ("Choice"). Choice approved the transfer of the franchise license to Crossroads when the Partnership acquired each Hotel that is operated as a Comfort Inn. The Company currently intends to maintain the existing franchise affiliations of all the Hotels.

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

The Hampton Inn, Homewood Suites, Comfort Inn, Residence Inn, AmeriSuites and Holiday Inn franchise licenses generally specify (and in the case of AmeriSuites, will specify) certain management, operational, recordkeeping, accounting, reporting and marketing standards and procedures with which the applicable Lessee must comply. Such franchise licenses obligate the applicable Lessee to comply with the franchisors' standards and requirements with respect to training of operation personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the applicable Lessee, display of signage, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

Each new franchise license generally gives the Lessee the right to operate the particular Hotel under a franchise license for periods ranging up to 20 years. The franchise agreements provide for termination at the franchisor's option upon the occurrence of certain events, including the Lessee's failure to pay royalties and fees or perform its other covenants under the license agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the license without the consent of the franchisor, or failure to comply with applicable law in the operation of the relevant Hotel. The Lessee will be entitled to terminate the franchise license only by giving at least 12 months' notice and paying a specific amount of liquidated damages. The license agreements will not renew automatically upon expiration. The Partnership made franchise transfer payments to franchisors aggregating $2.1 million in 1997. The Partnership is also committed to franchisors to fund certain capital improvements to hotel properties when acquired, which are funded from borrowings, working capital, or the room renovation accounts. The Partnership made capital improvements of approximately $18.1 million to its hotel properties in 1997, including approximately $12.3 million in renovations required by franchisors. In 1998, the Partnership expects to fund approximately $25.3 million of capital improvements, approximately $8.4 million of which is
renovation  required  by  franchisors,   for  the  hotel  properties  owned  and
contracted to own at December 31, 1997. The Lessee is responsible for making royalty payments under the franchise agreements to the franchisors. Under the Hampton Inn franchise agreements, the Lessee pays a franchise fee of 8% of room revenue (plus additional fees). One half of such fee is designated for a marketing and reservation fund for the benefit of Hampton Inn hotels systemwide. Under the Homewood Suites franchise agreements, the Lessee pays a franchise fee of 8% of room revenue, of which 4% is designated for a marketing and reservations fund. Under the Comfort Inn franchise agreements, the Lessee pays a franchise fee of 8.05% of room revenue, of which 3.05 % (plus additional fees) is designated for a marketing and reservations fund. Under the Holiday Inn franchise agreements, the Lessee pays a franchise fee of 7.3% of room revenue, of which 2.3% (plus additional fees) is designated for a marketing and reservations fund. Under the Residence Inn franchise agreements, the Lessee pays a franchise fee of 6.5%-7.5% of room revenue, of which 2.5% (plus additional fees) is designated for a marketing and reservations fund. Under the proposed AmeriSuites franchise agreements, the Lessee will pay a franchise fee based upon a percentage of room revenue. Promus has agreed that, in the event of a default by the Lessees under a franchise agreement for the Hampton Inn hotels or the Homewood Suites hotels, or the Partnership's termination of a Percentage Lease for a Hampton Inn hotel or a Homewood Suites hotel, upon request by the Partnership and the curing of any event of default, including payment of past due franchise fees, Promus will allow that hotel to be operated by a designee of the Partnership acceptable to Promus for a reasonable period of time, not to exceed twelve (12) months, to allow the designee of the Partnership to apply for a new franchise license. The Partnership will be obligated to pay Promus' actual costs of investigating the Partnership's designee. In addition, Promus requires that normal change of ownership commitment fees be paid when a designee applies for a new franchise license.

THE PERCENTAGE LEASES

Each hotel owned by the Partnership is separately leased to the Lessees under a Percentage Lease. Effective November 15, 1996, each of the existing Percentage Leases assigned to Crossroads was amended and restated in a Consolidated Lease Amendment between the Partnership and Crossroads (the "Consolidated Lease Amendment"). The principal amendments were as follows: (i) the initial term of each Percentage Lease was increased to 15 years from the date of closing, with rent for the final five years of the initial term to be re-negotiated after ten years, and, if the parties cannot agree to new rent terms, the new rent terms will be determined by arbitration; (ii) the non-compete provision precluding the Lessee or its affiliates from owning, leasing, operating, managing or franchising any hotel or motel within a 20-mile radius of any hotel in which the Partnership or an affiliate of the Partnership has an interest, was deleted;
(iii) events of default shall include, among others, (a) the failure of Crossroads to make Base Rent or Percentage Rent payments when due and payable and continuing for a 10-day period after receipt of notice from the Partnership, as compared to the previous 90-day period for non-payment of Percentage Rent and
(b) occurrence of a breach of any representation or warranty under the Lease Guaranties; (iv) Crossroads shall be required, not later than 30 days prior to the commencement or each lease year, to prepare and submit to the Partnership for its approval a capital budget; (v) prohibitions on payment of fees to any affiliate of Crossroads was deleted; (vi) the Partnership has the right to approve any manager of its hotels that is not an affiliate of Crossroads; (vii) Crossroads will have an extended period (up to 30 days) to cure defaults under the franchise agreements; (viii) certain amendments were made in the casualty restoration and condemnation provisions; (ix) the respective obligations of the parties relating to franchise agreements, capital expenditures and repairs and maintenance were amended; (x) the Partnership has the right to terminate the lease (a) upon a sale of the property, provided that the Partnership either (1) offers Crossroads a substitute lease or leases creating for the Lessee a leasehold estate having substantially the same fair market value as the Percentage Lease for the property being sold or (2) pays Crossroads a termination payment equal to the net present value of the property's cash flow to Crossroads, and (b) in the event that the Company terminates its REIT status and the Partnership makes the applicable lease termination payment; and (xi) Crossroads has a right of first offer to acquire hotels subject to the Percentage Leases. Future leases between the Partnership and the Lessees will contain provisions substantially similar to the Consolidated Lease Amendment.

All Percentage Leases with the Lessees have a non-cancelable initial term of ten-fifteen years, subject to earlier termination upon the occurrence of certain contingencies described in the Percentage Leases. During the term of each Percentage Lease, the Lessees are obligated to pay (i) the greater of Base Rent or Percentage Rent and (ii) certain other amounts, including interest accrued on any late payments or charges. Base Rent accrues and is required to be paid monthly. Percentage Rent is based on percentages of room revenues and to a lesser extent, food and beverage revenues, if any, for each of the Hotels. Both the Base Rent and the threshold room revenue amount in each Percentage Rent formula will be adjusted for changes in the CPI. The adjustment is calculated at the beginning of each lease year after a holding period of a full calendar year based upon the average change in the CPI during the prior 24 months. The adjustment in any lease year may not exceed 7% of the Base Rent and threshold room revenue amounts for the prior fiscal year. Percentage Rent is payable quarterly, on or before the 30th day following the end of each of the calendar quarters in each fiscal year.

The following table summarizes the percentages of room revenues in excess of certain levels payable as Percentage Rent under the Percentage Leases as of January 1, 1998.

                                   Range of Percentages of Room Revenue
                                   ------------------------------------
                                   First Tier                 Top Tier
                                   ----------                 --------
Full Service (1)                   28% to 38%                 65% to 77%

Extended Stay                      27% to 37.2%               65% to 75%

All-Suite                          35.5% to 38%               71.3% to 76.1%

Limited Service                    22% to 37%                 62% to 74%

(1) Percentage Rent formula also includes 15%-30% of beverage revenue and 5%-15% of food revenue.

Other than real estate and personal property taxes and maintenance of underground utilities and structural elements, which are obligations of the Partnership, the Percentage Leases require the Lessees to pay insurance, utilities and all other costs and expenses incurred in the operation of the Hotels. The Percentage Leases also provide for rent reductions and abatements in the event of damage or destruction or a partial taking of any Hotel.

Maintenance and Modifications. Under the Percentage Leases, the Partnership is required to maintain the underground utilities and the structural elements of the improvements, including exterior and interior load bearing walls (excluding plate glass) and the roof of each Hotel. In addition, the Percentage Leases obligate the Partnership to fund certain capital expenditures at the Hotels pursuant to the capital budgets approved by the Partnership, when and as deemed necessary by the Lessees, up to an amount equal to 4% of annual room revenue, net of amounts actually expended for capital expenditures for each Hotel during any fiscal year. The Partnership's obligation will be carried forward to the extent that the Lessees have not expended such amount, and any unexpended amounts will remain the property of the Partnership upon termination of the Percentage Leases. Otherwise, the Lessees are required, at their expense, to maintain the Hotels in good order and repair, except for ordinary wear and tear, and to make non-structural, foreseen and unforeseen, and ordinary and extraordinary, repairs which may be necessary and appropriate to keep the Hotels in good order and repair.

The Lessees, at their expense and with the Partnership's approval, may make non-capital and capital additions, modifications or improvements to the Hotels, provided that such action does not significantly alter the character or purposes of the Hotels or significantly detract from the value or operating efficiencies of the Hotels. All such alterations, replacements and improvements shall be subject to all the terms and provisions of the Percentage Leases and will become the property of the Partnership upon termination of the Percentage Leases. The Partnership owns substantially all personal property (other than inventory, linens and other nondepreciable personal property) not affixed to, or deemed a part of, the real estate or improvements thereon, except to the extent that ownership of such personal property would cause the rents under a Percentage Lease not to qualify as "rents from real property" for REIT income test purposes.

Insurance and Property Taxes. The Partnership is responsible for paying real estate and personal property taxes on the Hotels (except to the extent that personal property associated with the Hotels is owned by the Lessee). The Lessees are required to keep in force and pay or reimburse the Partnership for all insurance on the Hotels, with extended coverage, including casualty, comprehensive general public liability, workers' compensation, earthquake, flood and other insurance appropriate and customary for properties similar to the Hotels and is required to name the Partnership as an additional named insured.

Indemnification. Under each of the Percentage Leases, the Lessees are obligated to indemnify, and are obligated to hold harmless, the Partnership from and against liabilities, costs and expenses (including reasonable attorneys' fees and expenses) incurred by, imposed upon or asserted against the Partnership on account of, among other things, (i) any accident or injury to person or property on or about the Hotels, (ii) any misuse by the Lessees or any of its agents of the leased property, (iii) any environmental liability resulting from any action or negligence of the Lessees, (iv) taxes and assessments in respect of the Hotels (other than real estate and personal property taxes and income taxes of the Partnership on income attributable to the Hotels), (v) the sale or consumption of alcoholic beverages on or in the real property or improvements thereon, or (vi) any breach of the Percentage Leases by Lessees; provided, however, that such indemnification will not be construed to require the Lessees to indemnify the Partnership against the Partnership's own grossly negligent acts or omissions or willful misconduct or third-party contractual liabilities arising from termination of the Percentage Leases due to an event of default by the Partnership thereunder.

Assignment and Subleasing. The Lessees are not permitted to sublet all or any part of the Hotels or assign its interest under any of the Percentage Leases, other than to an Affiliate of the Lessees, without the prior written consent of the Partnership. No assignment or subletting will release the Lessees from any of their obligations under the Percentage Leases.

Damage to Hotels. In the event of damage to or destruction of any hotel covered by insurance which renders the Hotel unsuitable for the Lessee's use and occupancy, the Lessee, at its option, will be obligated to (i) repair, rebuild, or restore the Hotel or (ii) offer to acquire the Hotel on the terms set forth in the applicable Percentage Lease. If a Lessee rebuilds the Hotel, the Partnership is obligated to disburse to the Lessee, from time to time and upon satisfaction of certain conditions, any insurance proceeds actually received by the Partnership as a result of such damage or destruction, and any excess costs of repair or restoration will be paid by the Lessee. If the Lessee decides not to rebuild and the Partnership exercises its right to reject the Lessee's mandatory offer to purchase the Hotel on the terms set forth in the Percentage Lease, the Percentage Lease will terminate and the insurance proceeds will be retained by the Partnership. If the Partnership accepts the Lessee's offer to purchase the Hotel, the Percentage Lease will terminate and the Lessee will be entitled to the insurance proceeds. In the event that damage to or destruction of a Hotel which is covered by insurance does not render the Hotel wholly unsuitable for the Lessee's use and occupancy, the Lessee generally will be obligated to repair or restore the Hotel. In the event of damage to or destruction of any Hotel which is not covered by insurance, the Lessee will be obligated to either repair, rebuild, or restore the Hotel or offer to purchase the Hotel on the terms and conditions set forth in the Percentage Lease. The Percentage Lease shall remain in full force and effect during the period required for repair or restoration of any damaged or destroyed Hotel, with the Lessee to receive a credit against rental payments and other charges in an amount equal to any loss-of-income insurance proceeds actually received by the Partnership.

Condemnation of Hotel. In the event of a total condemnation of a Hotel, the relevant Percentage Lease will terminate with respect to such Hotel as of the date of taking, and the Partnership and the Lessee will be entitled to their shares of the condemnation award in accordance with the provisions of the Percentage Lease. In the event of a partial taking which does not render the Hotel unsuitable for the Lessee's use, the Lessee shall restore the untaken portion of the Hotel to a complete architectural unit and the Partnership shall contribute to the cost of such restoration that part of the condemnation award specified for restoration, provided that if the condemnation awards are inadequate to restore the affected Hotel to a complete architectural unit, either the Partnership or the Lessee shall have the right to terminate the applicable Percentage Lease.

Events of Default.   Events  of  Default  under the  existing  Percentage Leases include the following:

         (i) the occurrence of an Event of Default under any other lease between the Partnership and a Lessee or any Affiliate of a Lessee (including the Consolidated Lease Amendment);

         (ii) the failure by a Lessee to pay Base Rent, Percentage Rent or any additional charges within 10 days after written notice from the Partnership that such has become due and payable;

         (iii) the failure by a Lessee to observe or perform any other term of a Percentage Lease and the continuation of such failure for a period of 30 days after receipt by the Lessee of notice from the Partnership thereof, unless such failure cannot be cured within such period and the Lessee commences appropriate action to cure such failure within said 30 days and thereafter acts, with diligence, to correct such failure within such time as is necessary;

         (iv) if a Lessee or a guarantor of the Percentage Leases shall file a petition in bankruptcy or reorganization pursuant to any federal or state bankruptcy law or any similar federal or state law, or shall be adjudicated a bankrupt or shall make an assignment for the benefit of creditors or shall admit in writing its inability to pay its debts generally as they become due, or if a petition or answer proposing the adjudication of the Lessee or a guarantor of the Percentage Leases as bankrupt or its reorganization pursuant to any federal or state bankruptcy law or any similar federal or state law shall be filed in any court and the Lessee or a guarantor of the Percentage Leases shall be adjudicated a bankrupt and such adjudication shall not be vacated or set aside or stayed within 60 days after the entry of an order in respect thereof, or if a receiver of the Lessee or a guarantor of the Percentage Leases or of the whole or substantially all of the assets of the Lessee shall be appointed in any proceeding brought by the Lessee or a guarantor of the Percentage Leases or if any such receiver, trustee or liquidator shall be appointed in any proceeding brought against the Lessee or any guarantor of the Percentage Leases and shall not be vacated or set aside or stayed within 60 days after such appointment;

         (v) if the Lessee voluntarily discontinues operations of a Hotel for more than 30 days, except as a result of damage, destruction, or condemnation;

         (vi) if the franchise agreement with respect to a Hotel is terminated as a result of any action or failure to act by the Lessee or its agents (other than a failure to complete a capital improvement required by the franchisor resulting from the Partnership's failure to fund such capital improvements); or

         (vii) the occurrence of an event of default under the Lease  Guaranties
pursuant  to  which   Interstate  and  a  wholly-owned   subsidiary   guarantees
Crossroads' obligation under the Percentage Leases.

If an Event of Default occurs and continues beyond any curative period, the Partnership will have the option of terminating the Percentage Lease or any or all other Percentage Leases between the Partnership and the Lessee and the Consolidated Lease Amendment and the Percentage Leases shall terminate and the Lessee will be required to surrender possession of the affected Hotels.

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

Termination of Percentage Leases on Company's Termination of REIT Status. In the event that the Company terminates its REIT status or the Code provisions are amended so that REITs are permitted to operate hotels, the Partnership may elect to terminate the Percentage Leases. In such event, the Partnership shall be obligated to pay to the Lessees the termination payment calculated as set forth in "The Percentage Leases-Termination of Percentage Leases on Disposition of the Hotels."

Other Lease Covenants. The Lessees have agreed that they will not make any payments to any Affiliate of the Lessee in connection with the Hotels as gross operating expenses unless expressly set forth in the operating budget or an approved capital budget or otherwise agreed to by the Partnership. A Lessee shall be permitted to contract with its Affiliates for management and other services and pay fees for such services, provided that such contracts and fees
(i) are disclosed in writing to the Partnership and (ii) shall not be included in gross operating expenses. A Lessee's obligation to pay such fees shall be subordinated to its obligation to pay Base Rent, Percentage Rent and additional charges to the Partnership pursuant to the Percentage Leases.

Approval of Management Agreement. The Partnership shall have the right in its sole and absolute discretion to approve in advance any manager or proposed manager of a Hotel which is not an Affiliate of either Lessee or is not controlled by Interstate, Prime or their senior management, as well as any agreement relating to the management or operation of the Hotel (a "Management Agreement") by a manager which is not an Affiliate of either Lessee, and the Lessee will provide the Partnership with an executed copy of any Management Agreement so approved by the Partnership. Any Management Agreement (whether or not with a manager which is an Affiliate of either Lessee) must provide that (i) upon termination of the applicable Percentage Lease or termination of the Partnership's or the Lessee's right to possession of the Hotel for any reason, the Management Agreement may be terminated by the Partnership without liability for any payment due or to become due to the manager thereunder; (ii) any management fees shall be subordinated to payments of rent to the Partnership; and (iii) in the event that the Lessee is in default, the manager shall, at the election of the Partnership and provided the manager continues to be paid, continue to perform under the terms of the Management Agreement for a period not to exceed 90 days. No fees or other amounts payable by the Lessee to any manager shall excuse the Lessee from its obligations to pay rent and other amounts payable by the Lessee to the Partnership under the applicable Percentage Lease.

Breach by Partnership. If the Partnership fails to cure a breach by it under a Percentage Lease, the Lessee may purchase the relevant Hotel from the Partnership for a purchase price equal to that Hotel's then fair market value. Upon notice from the Lessee that the Partnership has breached the Lease, the Partnership has 30 days to cure the breach or proceed to cure the breach, which period may be extended in the event of certain specified, unavoidable delays with such extension not to exceed 90 days after the notice of breach from the Lessee.

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

In connection with the Partnership's acquisition of the Hotels, Phase I environmental site assessments ("ESAs") were obtained on all of the Hotels from various independent environmental engineers. The Phase I ESAs were intended to identify potential environmental contamination for which the Hotels may be responsible and the potential for environmental regulatory compliance liabilities. The Phase I ESAs included historical review of the Hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screening for the presence of hazardous substances, toxic substances and underground storage tanks, and the preparation and issuance of a written report. The Phase I ESAs did not include invasive procedures, such as soil sampling or ground water analysis to detect contaminants from former operations on the Current Hotels or migrating from neighbors or caused by third parties.

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

DEPRECIATION

The Partnership has acquired 77 of the Current Hotels exclusively for cash and 12 of the Current Hotels for a combination of cash and the issuance of units of limited partnership interest in the Partnership ("Units"), including four hotels acquired from Phillip H. McNeill, Sr., or certain of his affiliates at the time of the Company's initial public offering in March 1994 (the "McNeill Initial Hotels"). To that extent, the Partnership's initial basis in such hotels for federal income tax purposes generally is equal to the purchase price paid by the Partnership. The Partnership depreciates such hotel property for federal income tax purposes under either the modified accelerated cost recovery system of depreciation ("MACRS") or the alternative depreciation system of depreciation ("ADS"). The Partnership uses MACRS for furnishings and equipment. Under MACRS, the Partnership depreciates such furnishings and equipment over a five-year recovery period using a 200% declining balance method and a half-year convention. If, however, the Partnership places more than 40% of its furnishings and equipment in service during the last three months of a taxable year, a mid-quarter depreciation convention must be used for the furnishings and equipment placed in service during that year. The Partnership uses ADS for buildings and improvements. Under ADS, the Partnership generally will depreciate such buildings and improvements over a 40-year recovery period using a straight line method and a mid-month convention.

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

      NAME                       POSITION
      ----                       --------

      Phillip H. McNeill, Sr.    Chairman of the Board, Chief Executive Officer
                                   and Director

      David L. Levine            President and Chief Operating Officer

      Howard A. Silver           Executive Vice President of Finance, Secretary,
                                   Treasurer and Chief Financial Officer

      Phillip H. McNeill, Jr.    Executive Vice President of Development

      J. Ronald Cooper           Vice President, Assistant Secretary, Assistant
                                   Treasurer and Controller

Phillip H. McNeill, Sr. (age 59) is Chairman and Chief Executive Officer of the Company and has been Chairman of McNeill Hospitality Corporation since 1984. From 1963 to 1977, he served in various capacities, including President and Chief Executive Officer, with Schumacher Mortgage Company, Inc., a mortgage banking firm and subsidiary of Time, Inc. Mr. McNeill has served as President and Director of the Memphis Mortgage Bankers Association and the Tennessee State Mortgage Bankers Association. He has served as a member of the Board of Trustees of the University of Memphis Foundation and as a Director of First Commercial Bank of Memphis. He is currently serving as a member of the Board of Directors of National Commerce Bancorporation. Mr. McNeill holds both a B.S. and a J.D. degree from the University of Memphis and is a graduate of the Northwestern School of Mortgage Banking.

David L. Levine (age 50) is President and Chief Operating Officer of the Company and joined the Company in June 1994. Mr. Levine entered the hospitality industry in 1969 with the E.F. McDonald Incentive Travel Company, an incentive
and corporate travel arrangement company.   In 1974 Mr. Levine was made director
of the Corporate Travel Division of the E.F. McDonald Incentive Travel Company.

In 1975 Mr. Levine joined Intercontinental Hotels Corporation to direct their Midwest Travel Industry Sales Department. From 1977 to 1981, Mr. Levine held various positions with Holiday Inns, Inc. including Director of Worldwide Sales-USA and Canada, and National Sales Director and in 1982 became the Director of Corporate and Franchise Hotel Operations for its Chicago district. From 1984 to 1985 Mr. Levine was Vice President of Operations of a regional Holiday Inn hotel operator. In 1985, Mr. Levine formed North American Hospitality, Inc. and served as its President before joining the Company. North American Hospitality, Inc. operates Hampton Inn hotels and other properties for financial institutions and private developers.

Howard A. Silver (age 43) is Executive Vice President of Finance, Secretary, Treasurer and Chief Financial Officer of the Company and has been a certified public accountant since 1980. Mr. Silver joined the Company in May 1994. From 1992 until joining the Company, Mr. Silver served as Chief Financial Officer of Alabaster Originals, L.P., Memphis, Tennessee, a fashion jewelry wholesaler. From 1978 to 1985, Mr. Silver was a certified public accountant with the national accounting firm of Coopers & Lybrand L.L.P., and from 1987 to 1992 Mr. Silver was employed as a certified public accountant with the national accounting firm of Ernst & Young. Mr. Silver holds a B.S. in Accounting from the University of Memphis.

Phillip H. McNeill, Jr. (age 36) is Executive Vice President of Development of the Company. From 1994 to 1996, he served as President of Trust Leasing, Inc., formerly McNeill Hotel Co., Inc., the Company's former lessee ("Former Lessee"), and from 1984 to 1996 served as Vice President of Trust Management, Inc., formerly McNeill Hospitality Corporation, both of which are affiliates of the Former Lessee. Mr. McNeill is the son of Phillip H. McNeill, Sr. and holds a B.B.A. from the University of Memphis and is a graduate of the Northwestern School of Mortgage Banking.

J. Ronald Cooper (age 49) is Vice President, Assistant Secretary, Assistant Treasurer and Controller of the Company. From 1994 to 1996, he was Controller and Director of Financial Reporting for the Former Lessee and joined the Former Lessee in October 1994. Mr. Cooper has been a certified public accountant since 1972. From 1978 until joining the Former Lessee, Mr. Cooper was employed as Secretary, Treasurer and Controller of Wall Street Deli, Inc., a publicly-owned delicatessen company. Prior to that, Mr. Cooper was a certified public accountant with the national accounting firm of Coopers & Lybrand L.L.P. from 1970 to 1976. Mr. Cooper holds a B.S. degree in accounting from Murray State University.

ITEM 2.       PROPERTIES

The following table sets forth certain information with respect to the Current Hotels on a pro forma basis:

                                                Year Ended December 31, 1997
                                                                                                          Revenue
                                        Number     Pro Forma       Pro Forma                   Average     Per
                            Date         Of          Room           Lease                       Daily    Available
                           Opened       Rooms      Revenue(3)    Payment (1)(3)   Occupancy     Rate      Room (2)
                           ------      -------     ----------    --------------   ---------    -------   ---------
Hampton Inn:
   Albany, New York         1986         154          3,205          1,541          71.5%      $79.76     $57.02
   Ann Arbor, Michigan      1986         150          2,718          1,261          72.1%      $68.87     $49.65
   Atlanta (Northlake),
     Georgia                1988         130          1,993            970          68.0%      $61.78     $42.00
   Austin, Texas            1987         122          2,143          1,024          75.9%      $63.80     $48.42
   Baltimore (Glen Burnie),
     Maryland               1989         116          2,211            973          73.9%      $70.78     $52.29
   Beckley, West Virginia   1992         108          2,127          1,140          83.4%      $64.94     $54.17
   Birmingham (Mountain
     Brook), Alabama        1987         131          2,381          1,277          74.7%      $66.63     $49.79
   Birmingham (Vestavia),
     Alabama                1986         123          2,105            955          73.8%      $63.52     $46.88
   Chapel Hill, North
     Carolina               1986         122          2,483          1,327          82.7%      $67.41     $55.75
   Charleston, South
     Carolina               1985         125          1,993            900          71.6%      $61.02     $43.68
   Chattanooga, Tennessee   1988         168          2,490          1,107          65.4%      $62.07     $40.61
   Chicago (Gurnee),
     Illinois               1988         134          2,421          1,121          71.2%      $69.58     $49.50
   Chicago (Naperville),
     Illinois               1987         130          2,382          1,095          75.5%      $66.49     $50.19
   Cleveland, Ohio          1987         123          2,257          1,173          75.0%      $67.05     $50.27
   Cleveland, Tennessee     1993          60            959            405          78.1%      $56.07     $43.78
   College Station, Texas   1986         135          2,130            990          74.6%      $57.94     $43.22
   Colorado Springs,
     Colorado               1985         128          2,402          1,192          82.2%      $62.55     $51.42
   Columbia, South Carolina 1985         121          1,821            856          68.1%      $60.54     $41.23
   Columbus, Georgia        1986         119          1,934            923          78.2%      $56.96     $44.52
   Columbus (Dublin), Ohio  1988         123          2,053            971          68.6%      $66.69     $45.73
   Dallas (Addison), Texas  1985         160          2,908          1,556          73.8%      $67.48     $49.80
   Dallas (Arlington),
     Texas                  1985         141          2,014            817          61.1%      $64.09     $39.14
   Dallas (Garland), Texas  1987         125          1,545            609          60.5%      $56.02     $33.86
   Dallas (Richardson),
     Texas                  1987         130          1,966            925          67.4%      $61.52     $41.44
   Denver (Aurora),
     Colorado               1985         132          2,094            944          72.1%      $60.24     $43.45
   Destin, Florida          1994         104          1,765            931          65.6%      $80.63     $52.86
   Detroit (Northfield),
     Michigan               1989         125          2,457          1,225          80.3%      $67.10     $53.85
   Detroit (Madison Heights),
       Michigan             1987         124          2,129            980          72.7%      $64.74     $47.04
   Fayetteville, North
     Carolina               1986         122          1,573            645          66.8%      $52.89     $35.33
   Ft. Worth, Texas         1987         125          1,732            680          64.8%      $58.58     $37.97
   Gastonia, North Carolina 1989         109          1,689            853          68.7%      $61.82     $42.46
   Indianapolis, Indiana    1987         129          2,457          1,193          73.6%      $70.86     $52.18
   Jacksonville, Florida    1986         122          1,788            713          72.4%      $55.51     $40.16
   Kansas City (Overland
     Park), Kansas          1991         134          2,417          1,160          74.1%      $66.83     $49.51
   Kansas City, Missouri    1987         120          2,243          1,077          72.3%      $70.88     $51.22
   Knoxville, Tennessee     1991         118          1,755            714          73.4%      $55.55     $40.75
   Little Rock (North),
       Arkansas             1985         123          1,709            754          68.8%      $55.32     $38.07
   Little Rock (South),
        Arkansas            1985         122          1,271            378          53.8%      $53.02     $28.54
   Louisville, Kentucky     1986         119          1,841            834          68.9%      $61.54     $42.38
   Memphis (Poplar),
       Tennessee            1985         126          2,672          1,381          81.9%      $70.94     $58.09
   Memphis (Sycamore View),
       Tennessee            1984         117          1,845            751          76.6%      $56.42     $43.22
   Meriden, Connecticut     1988         125          1,914            900          65.1%      $64.46     $41.94
   Milford, Connecticut     1986         148          2,922          1,430          80.2%      $67.47     $54.09
   Morgantown, West
     Virginia               1991         108          1,922            963          75.7%      $64.40     $48.77
   Nashville (Brentwood),
     Tennessee              1985         114          2,269          1,055          76.5%      $71.24     $54.52
   Nashville (Briley
     Parkway), Tennessee    1987         120          2,495          1,191          81.4%      $70.00     $56.96
   Norfolk, Virginia        1990         119          1,930            908          62.9%      $70.43     $44.32
   Pickwick, Tennessee      1994          50            748            247          64.4%      $63.58     $40.97


                                                           Year Ended December 31, 1997
                                                                                                           Revenue
                                        Number      Pro Forma       Pro Forma                  Average      Per
                            Date         Of           Room           Lease                      Daily     Available
                           Opened       Rooms      Revenue (3)   Payment (1)(3)   Occupancy     Rate      Room (2)
                           ------      -------     -----------   --------------   ---------   --------    ---------

Hampton Inn (Continued):
   Sarasota, Florida        1987          97          1,451            551          62.5%      $65.59     $40.98
   Savannah, Georgia        1986         129          1,744            776          66.6%      $55.64     $37.05
   Scottsdale, Arizona      1996         126          2,140          1,037          54.3%      $85.69     $46.53
   Scranton, Pennsylvania   1994         129          2,507          1,171          77.1%      $69.05     $53.25
   Shelby, North Carolina   1989          78            992            442          68.5%      $50.86     $34.84
   Southaven (Memphis),
       Mississippi          1995          86          1,471            642          78.8%      $59.44     $46.86
   St. Louis (Westport),
       Missouri             1987         122          1,938            834          65.8%      $66.13     $43.52
   State College,
       Pennsylvania         1987         120          2,279          1,125          74.3%      $69.96     $52.00
   Traverse City, Michigan  1987         127          1,960            894          57.7%      $73.35     $42.29

Comfort Inn:
   Enterprise, Alabama      1987          78            981            416          70.7%      $48.74     $34.45
   Jacksonville Beach,
     Florida                1973         177          3,389          1,492          65.2%      $80.42     $52.46
   Rutland, Vermont         1985         104          1,710            731          77.0%      $58.52     $45.06

Residence Inn:
   Burlington, Vermont      1988          96          2,643          1,328          84.6%      $89.14     $75.44
   Colorado Springs,
     Colorado               1984          96          2,563          1,367          81.0%      $90.35     $73.15
   Madison, Wisconsin       1988          80          1,607            520          73.9%      $74.47     $55.04
   Minneapolis (Eagan),
       Minnesota            1988         120          3,214          1,625          84.2%      $87.11     $73.38
   Oklahoma City, Oklahoma  1982         135          3,270          1,634          82.8%      $80.16     $66.37
   Omaha, Nebraska          1981          80          1,906            759          79.8%      $81.78     $65.27
   Princeton, New Jersey    1988         208          5,992          3,141          81.5%      $96.89     $78.92
   Tinton Falls, New Jersey 1988          96          2,831          1,336          85.6%      $94.43     $80.80
   Tucson, Arizona          1985         128          3,015          1,429          75.7%      $85.26     $64.53

Holiday Inn:
   Bluefield, West Virginia 1980         120          2,060            980          67.4%      $69.79     $47.03
   Charleston (Mt. Pleasant),
       South Carolina       1988         158          3,177          1,640          75.1%      $73.41     $55.09
   Oak Hill, West Virginia  1983         119          1,251            613          44.6%      $64.58     $28.81
   Winston-Salem, North
       Carolina             1969         160          2,146            825          63.8%      $57.62     $36.75

Holiday Inn Express:
   Wilkesboro, North
     Carolina               1985         101          1,405            739          62.0%      $61.52     $38.13

Homewood Suites:
   Augusta, Georgia (4)     1997          65                           395
   Hartford, Connecticut    1990         132          3,433          1,629          79.4%      $89.81     $71.26
   Memphis (Germantown),
       Tennessee            1996          92          2,002            957          68.2%      $87.35     $59.61
   Phoenix, Arizona         1996         124          3,296          1,479          69.9%     $104.22     $72.81
   San Antonio, Texas       1996         123          2,453          1,000          69.8%      $78.24     $54.64

AmeriSuites:
   Cincinnati (Blue Ash),
     Ohio                   1990         127          2,215          1,064          66.7%      $71.67     $47.78
   Cincinnati (Forest
     (Park), Ohio           1992         126          2,106            946          65.5%      $69.88     $45.79
   Columbus, Ohio           1994         126          2,628          1,300          74.4%      $76.80     $57.15
   Flagstaff, Arizona       1993         117          1,838            801          65.4%      $65.35     $42.76
   Indianapolis, Indiana    1992         126          2,244          1,097          65.2%      $74.84     $48.80
   Jacksonville, Florida    1996         112          1,965            946          71.5%      $67.20     $48.06
   Kansas City (Overland
     Park), Kansas          1994         126          2,729          1,392          78.3%      $75.78     $59.34
   Miami, Florida           1996         126          2,969          1,671          83.2%      $77.59     $64.57
   Richmond, Virginia       1992         126          3,070          1,697          80.0%      $83.46     $66.75
   Tampa, Florida           1994         126          2,915          1,626          78.7%      $80.57     $63.38
                                      ------       --------        -------          ----       ------     ------

Consolidated Totals/Weighted
    Average for all Hotels            10,777       $195,783        $93,062          72.0%      $69.67     $50.14
                                      ======       ========        =======          ====       ======     ======

------------------------

(1) Represents lease payments calculated on a pro forma basis by applying the rent provisions in the Percentage Leases using historical room revenues of the hotels as if January 1, 1997 was the beginning of the lease year.

(2)   Determined by multiplying occupancy and the average daily rate.

(3)   Amounts in thousands.

(4) Hotel was not open for the entire period; therefore, pro forma results are not available, minimum rent has been assumed.

ITEM 3.       LEGAL PROCEEDINGS

Neither the Company nor the Partnership currently is involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company or the Partnership. The Lessees have advised the Company that they currently are not involved in any litigation, other than routine litigation arising in the ordinary course of business. The Lessees have advised the Company that none of such litigation is material and substantially all of any liability is expected to be covered by liability insurance.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company shareholders during the fourth quarter of 1997, through the solicitation of proxies or otherwise.

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

(a)      Market Information

The Company's common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "ENN." The following table sets forth for the indicated periods the high and low closing prices for the common stock as traded through the facilities of the NYSE and, prior to September 9, 1996, the Nasdaq Stock Market, and the cash dividends declared per share:

                                                Distributions
                                                  Declared
                                  Price Range     Per Share       Record
                                 High     Low     and Unit         Date
                                 ----     ---   ------------- ------------------
Year Ended December 31, 1996:
     First Quarter              13 1/4   11 1/2      0.28     March 29, 1996
     Second Quarter             12 3/4   11 1/4      0.28     June 28, 1996
     Third Quarter              13       11          0.28     September 30, 1996
     Fourth Quarter             13 1/8   11 1/8      0.28     December 31, 1996

Year Ended December 31, 1997:
     First Quarter              14 1/2   12 1/2      0.28     March 31, 1997
     Second Quarter             14 1/8   12 7/8      0.28     June 30, 1997
     Third Quarter              15 13/16 13 1/4      0.29     September 30, 1997
     Fourth Quarter             16 9/16  14 1/8      0.29     December 30, 1997

(b)      Stockholder Information

On March 10, 1998, there were 1,069 record holders of the Company's common stock, including shares held in "street name" by nominees who are record holders, and approximately 28,000 beneficial owners.

(c)      Distributions

The Company intends to make regular quarterly distributions to its shareholders. The Company's ability to make distributions is dependent on the receipt of distributions from the Partnership. In order to qualify as a REIT for federal income tax purposes, the Company must distribute to shareholders annually at least 95% of its taxable income. The Company, as general partner of the Partnership through the Trust, intends to cause the Partnership to distribute to its partners sufficient amounts to permit the Company to make regular quarterly distributions to its shareholders. The Partnership's primary source of revenue consists of rent payments from the Lessees under the Percentage Leases.

A portion of the distribution to shareholders is expected to represent a return of capital for federal income tax purposes which generally will not be subject to federal income tax under current law. The Company's distributions made in 1997 and 1996 are considered to be approximately 10% and 29% return of capital, respectively, for federal income tax purposes.

Future distributions paid by the Company will be at the discretion of the Board of Directors of the Company and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the directors of the Company deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth selected historical financial information for the Company and the McNeill Initial Hotels, which are deemed under the rules of the Securities and Exchange Commission (the "SEC") to be the predecessor of the Company.

With respect to the Company, the following tables set forth (i) selected historical operating and other financial information for the years ended December 31, 1997, 1996 and 1995 and the period from March 1, 1994 (inception of operations) through December 31, 1994, and (ii) selected historical balance sheet data as of December 31, 1997, 1996, 1995 and 1994. The selected historical financial information has been derived from the historical financial statements of the Company audited by Coopers & Lybrand L.L.P., independent accountants.

With respect to the McNeill Initial Hotels, the following tables set forth selected combined historical financial data for the period January 1, 1994 through February 28, 1994, and for the year ended December 31, 1993. The selected combined historical financial information for the McNeill Initial Hotels for the year ended December 31, 1993, has been derived from the historical combined financial statements.

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

                                EQUITY INNS, INC
                             SELECTED FINANCIAL DATA
                      (in thousands, Except Per Share Data)



                                                                 March 1, 1994
                                                                 (inception of
                                                                  operations)
                                     Year Ended December 31,       through
                                    1997      1996      1995   December 31, 1994
                                  -------   -------   -------  -----------------
Operating Data:

 Revenue                          $71,761   $38,430   $24,145         $9,798
 Net income                        23,543    14,473     8,511          4,620
 Income before extraordinary
   item per common share              .88       .69       .70            .60
 Net income per common share          .82       .69       .70            .60
 Distributions declared per
   common share and Unit             1.14      1.12      1.00            .70
 Funds from operations (1)         45,748    26,397    15,804          7,611
 Funds from operations per
   common share and Unit             1.53      1.22      1.22            .89
 Weighted average number of
   common shares and Units
   outstanding                     29,963    21,652    12,920          8,551

Balance Sheet Data:

 Investments in hotel
   properties, net               $617,072  $309,202  $218,429       $140,970
 Total assets                     635,525   317,880   225,067        145,555
 Debt                             233,206    77,399    74,939         45,838
 Minority interest in
   Partnership                     19,035     7,728     6,073          6,081
 Shareholders' Equity             360,172   222,951   137,493         89,802



(1) Represents Funds from Operations of the Company on a consolidated basis. Industry analysts generally consider Funds from Operations to be an appropriate measure of the performance of an equity REIT. In accordance with the resolution adopted by the Board of Governors of NAREIT, Funds from Operations represent net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. For the periods presented, depreciation, gain on the sale of hotel properties, minority interest and the 1997 extraordinary charge from write-off of deferred financing fees were the only non-cash adjustments. Funds from Operations should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Funds from Operations does not reflect working capital changes, cash expenditures for capital improvements or principal payments with respect to indebtedness on the hotels.

The following information reflects the combined selected financial data for four hotels acquired from affiliates of the Company's Chairman of the Board and Chief Executive Officer in connection with the Company's IPO. Under the rules of the SEC, such combined hotels are deemed to be the predecessor of the Company.


                             MCNEILL INITIAL HOTELS
                             SELECTED FINANCIAL DATA
                                 (in thousands)

                                      January 1, 1994             Year Ended
                                             to                  December 31,
                                      February 28, 1994              1993
                                      -----------------          -----------

Operating Data:

     Room revenue                           $1,026                  $6,052
     Other revenue                              46                     286
                                            -------                 ------
     Total revenue                           1,072                   6,338

     Hotel operating expenses                  657                   3,628
     Depreciation and amortization             116                     699
     Interest                                  218                   1,036
     Other corporate expenses                   82                     614
                                            ------                  ------

     Net income (loss)                      $   (1)                 $  361
                                            ======                  ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Equity Inns, Inc. (the "Company") is a self-advised real estate investment trust ("REIT") which commenced operations on March 1, 1994. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at December 31, 1997 owned an approximate 95.0% interest in the Partnership.

In order to qualify as a REIT, neither the Company nor the Partnership can operate hotels. Therefore, the Partnership leases 79 hotels collectively to Crossroads/Memphis Partnership, L.P., Crossroads Future Company, L.L.C. and Crossroads/Memphis Financing Company, L.L.C. (collectively "Crossroads"), each of which is an affiliate of Interstate Hotels Company ("Interstate"). Interstate has managed hotel properties since 1961, and as of December 31, 1997, owned, managed, leased or performed related services for 223 hotels with 45,329 rooms in 35 states, including 75 of the Hotels. The Partnership leases 10 hotels to Caldwell Holding Company ("Caldwell"), a wholly-owned subsidiary of Prime Hospitality Corporation ("Prime"). Prime has managed hotel properties since 1992, and as of December 31, 1997, managed 140 hotels with 19,513 rooms in 29 states, including 10 of the Hotels. Both Crossroads and Caldwell are required to perform all operational and management functions necessary to operate the Hotels. All hotels owned by the Partnership are leased to Crossroads and Caldwell, collectively, as the lessees (the "Lessees"), and individually as the lessee (the "Lessee") pursuant to the percentage leases (the "Percentage Leases") which provide for the greater of (i) fixed annual base rent ("Base Rent") or (ii) rent based, in part, on the revenue of the hotels ("Percentage Rent"). The Partnership's, and therefore the Company's, principal sources of revenue are lease payments made by the Lessees under the Percentage Leases. Percentage Rent is based primarily upon the hotels' room revenues and, to a lesser extent, food and beverage revenues.

Recent Highlights

Since its inception, the Company has taken steps to position itself for growth and stability. Several changes have occurred since December 31, 1996 which add significantly to these efforts. These events are as follows:

         Formation of Strategic Alliances with Prime Hospitality Corporation and US Franchise Systems, Inc.

         On September 22, 1997, the Company entered into a strategic alliance with Prime, the exclusive developer of AmeriSuites. Under the agreement, the Company will have the right of first offer to purchase from Prime up to twenty AmeriSuites per year for three years. In December 1997, the Company purchased ten AmeriSuites for approximately $86 million.

         On January 20, 1998, the Company entered into a strategic alliance with US Franchise Systems, Inc., ("USFS"), the exclusive franchisor of Hawthorn Suites. Under the agreement, the Company will have the right of first offer to purchase from USFS up to twelve Hawthorn Suites per year for three years.

         Equity Offerings

         On May 29, 1997, the Company completed a follow-on offering resulting in the sale of 8.1 million shares priced at $13.38 per share. On December 1, 1997, the Company completed a follow-on offering resulting in the sale of 3 million shares priced at $15.13 per share. Net proceeds from these offerings totaled approximately $144.5 million.

         On February 12, 1998, the Company completed an offering resulting in the sale of 641,556 shares priced at $15.81 per share. Net proceeds from this offering totaled approximately $9.6 million.

         Improved Financing Strategy

         On February 10, 1997, the Company, through a subsidiary, issued $88 million of rated Commercial Mortgage Bonds (the "Bonds") in a private placement transaction, at a combined interest rate fixed at 7.22%. Proceeds from the issuance of the Bonds were used to repay existing debt under the line of credit. The Company expects to repay the Bonds in full within 10 years.

         On October 10, 1997, the Company replaced its existing secured line of credit with a $250 million unsecured line of credit (the "Unsecured Line of Credit"). The Unsecured Line of Credit bears interest at a variable rate of LIBOR plus 1.4%, 1.5%, 1.625% or 1.75% as determined by the Company's percentage of total debt to the total value of the Company's investment in hotel properties, as defined in the loan agreement (the "Percentage"). The Percentage is reviewed quarterly, and the interest rate is adjusted as necessary. Currently, the interest rate on the Unsecured Line of Credit is LIBOR plus 1.625%. The Unsecured Line of Credit has a three-year term plus a one-year renewal option.

         On December 18, 1997, the Company arranged an interest rate swap on a notional amount of $75 million with The First National Bank of Chicago as a hedge against the floating rate. The swap results in a fixed interest rate of 5.90% plus the Percentage on the notional amount. The swap agreement will expire in October 2000.

         Acquisitions

         Since the IPO, the Company has actively implemented its acquisition strategy. During 1997 and 1996, the Company acquired the following types of hotels at advantageous capitalization rates for the approximate amounts indicated:

                                        1997                    1996
                                  -----------------       ------------------
                                  No. of   Purchase       No. of    Purchase
                                  Hotels     Price        Hotels      Price
                                  ------   --------       ------    --------
                                         (in thousands)           (in thousands)

         Premium Limited Service    34     $198,574          5       $36,200
         Premium Extended Stay       6       61,650          5        41,300
         All-Suite                  10       86,966
         Full Service                                        1         5,100
                                    --     --------         --       -------

                                    50     $347,190         11       $82,600
                                    ==     ========         ==       =======

         On October 31, 1997, nine premium limited service hotels purchased during 1997 were sold at a gain of approximately $666,000.

         The following chart summarizes information regarding the 89 hotels (the "Current Hotels") owned at December 31, 1997:

                                               # of Hotel         # of Rooms/
         Franchise Affiliation                 Properties           Suites
         ---------------------                 ----------           ------

         Premium Limited Service Hotels:
              Hampton Inn                          57                6,947
              Comfort Inn                           2                  182
              Holiday Inn Express                   1                  101
                                                   --               ------
                  Sub-total                        60                7,230
                                                   --               ------

         All-Suite Hotels:
              AmeriSuites                          10                1,238

         Premium Extended Stay Hotels:
              Residence Inn                         9                1,039
              Homewood Suites                       5                  536
                                                   --               ------
                  Sub-total                        14                1,575
                                                   --               ------

         Full Service Hotels:
              Holiday Inn                           4                  557
              Comfort Inn                           1                  177
                                                   --               ------
                  Sub-total                         5                  734
                                                   --               ------

                  Total                            89               10,777
                                                   ==               ======

         The Current Hotels are located in 30 states. Management believes it is prudent to diversify geographically, by market segment and among franchise brands.

Results of Operations

Comparison of the Company's operating results for the year ended December 31, 1997 with the year ended December 31, 1996.

For the year ended December 31, 1997, the Company had total revenues of $71.7 million, consisting substantially of Percentage Lease revenue. This compares with total revenues of $38.4 million for the year ended December 31, 1996.

Increases in revenue from hotel operations for the year ended December 31, 1997 as compared to 1996 are due to (i) an increased number of hotels being owned and leased by the Partnership throughout 1997, (ii) increases in ADR and/or occupancy at many of the hotels leased during both years, and (iii) a full year of operation in 1997 of hotels acquired in 1996. Assuming all hotels which were in operation a full year in both 1997 and 1996 had been owned and leased as of January 1, 1996, revenue per available room ("REVPAR") on a pro forma basis would have increased 5.7% over 1996.

Real estate and personal property taxes and general and administrative expenses in the aggregate remained fairly constant in 1997 and 1996 as a percentage of total revenue. Interest expense increased to $12.6 million from $4.4 million in 1996 due primarily to borrowings incurred to finance the Company's acquisitions. The Company's weighted average interest rate on outstanding borrowings during the years ended December 31, 1997 and 1996, was 7.53% for both years. Net income for 1997 was $23.5 million or $0.82 per share, compared to $14.5 million or $0.69 per share for 1996. Funds from Operations ("FFO"), as defined below, for 1997 was $45.7 million or $1.53 per share and Unit, compared to $26.4 million or $1.22 per share and Unit for 1996, an increase of 25%.

The increase in FFO/share is attributable to (i) an increase in REVPAR on a pro forma basis of 5.7% over 1996 and (ii) acquisition of fifty hotels in 1997, acquired at accretive capitalization rates.

Comparison of the Company's operating results for the year ended December 31, 1996 with the year ended December 31, 1995.

For the year ended December 31, 1996, the Company had total revenues of $38.4 million, consisting substantially of Percentage Lease revenue. This compares with total revenues of $24.1 million for the year ended December 31, 1995.

Increases in revenue from hotel operations for the year ended December 31, 1996 as compared to 1995 are due to (i) an increased number of hotels being owned and leased by the Partnership throughout 1996, (ii) increases in ADR and/or occupancy at many of the hotels leased during both years, and (iii) a full year of operation in 1996 of hotels acquired in 1995. Assuming all hotels which were in operation a full year in both 1996 and 1995 had been owned and leased as of January 1, 1995, REVPAR on a pro forma basis would have increased 2.8% over 1995.

Real estate and personal property taxes and general and administrative expenses in the aggregate remained fairly constant in 1996 and 1995 as a percentage of total revenue. Interest expense increased to $4.4 million from $3.7 million in 1995 due primarily to borrowings incurred to finance the Company's acquisitions subsequent to the fourth offering. The Company's weighted average interest rate on outstanding borrowings at December 31, 1996 was 7.53%. Net income for 1996 was $14.5 million or $0.69 per share, compared to $8.5 million or $0.70 per share for 1995. FFO for 1996 was $26.4 million or $1.22 per share and Unit, compared to $15.8 million or $1.22 per share and Unit for 1995. FFO for 1996 compared to 1995 remained flat, due to an unanticipated delay in the Company's 1996 acquisition program and a follow-on stock offering in April 1996 that greatly increased the Company's weighted number of shares outstanding.

The Current Hotels - Actual

The following room revenue data reflects the actual operations of the Current Hotels which were in operation a full year in both 1997 and 1996 and is independent of ownership and other pro forma consideration for the periods indicated.

ROOM REVENUE
(in thousands)

                                              Year Ended December 31,    Percent
                                                1997          1996       Change
                                              --------      --------     -------
Hampton Inn
       Albany, New York                       $  3,205      $  3,004        6.7%
       Ann Arbor, Michigan                       2,718         2,501        8.7%
       Atlanta (Northlake), Georgia              1,993         2,167       -8.0%
       Austin, Texas                             2,143         2,136        0.3%
       Baltimore (Glen Burnie), Maryland         2,211         2,120        4.3%
       Beckley, West Virginia                    2,127         2,156       -1.3%
       Birmingham (Mountain Brook), Alabama      2,381         2,365        0.7%
       Birmingham (Vestavia), Alabama            2,105         2,086        0.9%
       Chapel Hill, North Carolina               2,483         2,371        4.7%
       Charleston, South Carolina                1,993         1,932        3.2%
       Chattanooga, Tennessee                    2,490         2,438        2.2%
       Chicago (Gurnee), Illinois                2,421         2,197       10.2%
       Chicago (Naperville), Illinois            2,382         2,172        9.7%
       Cleveland, Ohio                           2,257         1,895       19.1%
       Cleveland, Tennessee                        959           889        7.8%
       College Station, Texas                    2,130         1,933       10.2%
       Colorado Springs, Colorado                2,402         2,228        7.8%
       Columbia, South Carolina                  1,821         1,986       -8.3%
       Columbus, Georgia                         1,934         1,934       -0.0%
       Columbus (Dublin), Ohio                   2,053         1,862       10.3%
       Dallas (Addison), Texas                   2,908         2,850        2.0%
       Dallas (Arlington), Texas                 2,014         2,075       -2.9%



                                              Year Ended December 31,    Percent
                                                1997          1996       Change
                                              --------      --------     -------
       Dallas (Garland), Texas                   1,545         1,598       -3.3%
       Dallas (Richardson), Texas                1,966         2,062       -4.6%
       Denver (Aurora), Colorado                 2,094         2,045        2.4%
       Destin, Florida                           1,765         1,512       16.8%
       Detroit (Northfield), Michigan            2,457         2,255        9.0%
       Detroit (Madison Heights), Michigan       2,129         1,962        8.5%
       Fayetteville, North Carolina              1,573         1,574       -0.1%
       Ft. Worth, Texas                          1,732         1,801       -3.8%
       Gastonia, North Carolina                  1,689         1,961      -13.9%
       Indianapolis, Indiana                     2,457         2,056       19.5%
       Jacksonville, Florida                     1,788         1,645        8.7%
       Kansas City (Overland Park), Kansas       2,417         2,358        2.5%
       Kansas City, Missouri                     2,243         2,064        8.7%
       Knoxville, Tennessee                      1,755         1,561       12.4%
       Little Rock (North), Arkansas             1,709         1,841       -7.2%
       Little Rock (South), Arkansas             1,271         1,363       -6.8%
       Louisville, Kentucky                      1,841         1,766        4.2%
       Memphis (Poplar), Tennessee               2,672         2,582        3.5%
       Memphis (Sycamore View), Tennessee        1,845         1,790        3.1%
       Meriden, Connecticut                      1,914         1,702       12.4%
       Milford, Connecticut                      2,922         2,615       11.7%
       Morgantown, West Virginia                 1,922         1,809        6.3%
       Nashville (Brentwood), Tennessee          2,269         2,252        0.7%
       Nashville (Briley Parkway), Tennessee     2,495         2,393        4.3%
       Norfolk, Virginia                         1,930         2,038       -5.3%
       Pickwick, Tennessee                         748           799       -6.4%
       Sarasota, Florida                         1,451         1,495       -2.9%
       Savannah, Georgia                         1,744         1,877       -7.1%
       Scottsdale, Arizona                       2,140         1,701       25.8%
       Scranton, Pennsylvania                    2,507         2,675       -6.3%
       Shelby, North Carolina                      992           935        6.1%
       Southaven (Memphis), Mississippi          1,471         1,368        7.5%
       St. Louis (Westport), Missouri            1,938         1,887        2.7%
       State College, Pennsylvania               2,279         2,149        6.0%
       Traverse City, Michigan                   1,960         1,855        5.7%

Comfort Inn
       Enterprise, Alabama                         981           950        3.2%
       Jacksonville Beach, Florida               3,389         3,273        3.6%
       Rutland, Vermont                          1,710         1,618        5.7%

Residence Inn
       Burlington, Vermont                       2,643         2,583        2.4%
       Colorado Springs, Colorado                2,563         2,702       -5.1%
       Madison, Wisconsin                        1,607         1,377       16.7%
       Minneapolis (Eagan), Minnesota            3,214         2,746       17.0%
       Oklahoma City, Oklahoma                   3,270         3,159        3.5%
       Omaha, Nebraska                           1,906         1,834        3.9%
       Princeton, New Jersey                     5,992         5,620        6.6%
       Tinton Falls, New Jersey                  2,831         2,645        7.0%
       Tucson, Arizona                           3,015         3,087       -2.3%

Holiday Inn
       Bluefield, West Virginia                  2,060         1,974        4.3%
       Charleston (Mt. Pleasant),
         South Carolina                          3,177         3,122        1.8%
       Oak Hill, West Virginia                   1,251         1,204        3.9%
       Winston-Salem, North Carolina             2,146         2,152       -0.3%

Holiday Inn Express
       Wilkesboro, North Carolina                1,405         1,285        9.4%

Homewood Suites
       Augusta, Georgia (1)
       Hartford, Connecticut                     3,433         3,231        6.3%
       Memphis (Germantown), Tennessee (1)
       Phoenix, Arizona (1)
       San Antonio, Texas (1)


                                              Year Ended December 31,    Percent
                                                1997          1996       Change
                                              --------      --------     -------

AmeriSuites
       Cincinnati (Blue Ash), Ohio               2,215         2,104        5.3%
       Cincinnati (Forest Park), Ohio            2,106         2,078        1.4%
       Columbus, Ohio                            2,628         2,370       10.9%
       Flagstaff, Arizona                        1,838         1,945       -5.5%
       Indianapolis, Indiana                     2,244         2,124        5.6%
       Jacksonville, Florida                     1,965         1,852        6.1%
       Kansas City (Overland Park), Kansas       2,729         2,410       13.2%
       Miami, Florida (1)
       Richmond, Virginia                        3,070         2,637       16.4%
       Tampa, Florida                            2,915         2,601       12.1%
                                              --------      --------       ----

                                              $185,063      $177,326        4.4%
                                              ========      ========       ====

(1) Hotel was not open for the full two years; therefore, revenues are not comparable.

As shown above, room revenues for the Current Hotels increased 4.4% on a pro forma basis, average daily rate increased an average of 6.4% from $64.77 to $68.90 with occupancy experiencing a decrease from 73.4% in 1996 to 72.1% in 1997.

For the forty-five hotels owned by the Company and managed by Crossroads since December 31, 1996, average daily rate increased 5.6% from $64.24 to $67.83, and occupancy was stable at 70.8%, resulting in a REVPAR increase of 5.7% on a same store basis for 1997 over 1996.

Funds from Operations

Industry analysts generally consider Funds from Operations ("FFO") to be an appropriate measure of the performance of an equity REIT. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, FFO represent net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. For the periods presented, depreciation, gain on the sale of hotel properties, minority interest and the 1997 extraordinary charge from write-off of deferred financing fees were the only non-cash adjustments. FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments with respect to indebtedness on the hotels.

The  following   reconciliation  of  income  before  minority  interest  to  FFO illustrates the difference in the two measures of operating performance:

                                         For the Years Ended December 31,
                                          1997                     1996
                                         -------                  -------
                                  (in thousands, except per share and Unit data)
Income before extraordinary item
    and minority interest                $26,445                  $14,933

Less:
    Gain on sale of hotel properties        (666)

Add:
    Depreciation of buildings,
        furniture and fixtures            19,969                   11,464
                                         -------                  -------

Funds from Operations                    $45,748                  $26,397
                                         =======                  =======

Weighted average number of
    common shares and Units
    outstanding                           29,963                   21,652
                                         =======                  =======

Funds from Operations per share
  and Unit                               $  1.53                  $  1.22
                                         =======                  =======


Liquidity and Capital Resources

The Company's principal source of cash to meet its cash requirements, including distributions to its shareholders, is its cash distributions from the Partnership. The Partnership receives cash payments from the Lessees pursuant to the Percentage Leases. The Company's liquidity, including its ability to make distributions to shareholders, is dependent upon the Lessees' ability to make payments under the Percentage Leases. All of Crossroads lease obligations are guaranteed by Interstate. The Company's other Lessee, Caldwell, is required, under the terms of its master lease agreement, to maintain 20% of its expected annual percentage rents generated from the Percentage Leases in cash or marketable securities.

Cash and cash equivalents were $190,000 at December 31, 1997, compared to $129,000 at December 31, 1996. Excess cash balances are used to reduce the Company's outstanding debt. For the year ended December 31, 1997, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $50.4 million.

The Company's Charter limits debt to 45% of the Company's investment in hotel properties, at cost. At December 31, 1997, the Company had outstanding debt of approximately $233.2 million, including $86.3 million under the Bonds, and $146.9 million under the Unsecured Line of Credit, leaving approximately $103.1 million available for future acquisitions. The Company's consolidated indebtedness was 35.3% of its investments in hotels, at cost, at December 31, 1997.

During 1997, the Company spent $18.1 million, including $12.3 million for renovations required by franchisors, to fund capital improvements to its properties, including replacement of carpets, drapes, renovation of common areas and improvements of hotel exteriors. In addition, the Company has committed to fund approximately $25.3 million in 1998 for capital improvements, $8.4 million of which is renovations required by franchisors.

The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowings under its Unsecured Line of Credit. Under the Unsecured Line of Credit and the Bonds, the Partnership is obligated to fund 4% of room revenues per quarter on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the hotels. During 1997 and 1996, non-recurring enhancements for capital expenditures, based upon 4% of room revenue, were $6.1 million and $3.4 million, respectively. Management believes that these amounts will be sufficient to fund required expenditures for the term of the Percentage Leases with the capital improvements anticipated and recurring repairs and maintenance performed by the Lessees.

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 1994, and expects to continue to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986. Accordingly, no provision for federal income taxes has been reflected in the financial statements.

REITs are subject to a number of organizational and operational requirements. For example, for federal income tax purposes, a REIT, and therefore the Company, is required to pay distributions of at least 95% of its taxable income to its shareholders. The Company intends to pay these distributions from operating cash flows. During 1997, the Partnership distributed an aggregate of $36.4 million to its partners, or $1.14 per Unit (including $34.9 million of distributions to the Company to fund distributions to shareholders of $1.14 per share in 1997). During 1996, the Partnership distributed an aggregate of $24.8 million to its partners, or $1.12 per Unit (including $24.0 million of distributions to the Company to fund distributions to shareholders of $1.12 per share in 1996). For federal income tax purposes, 10% of 1997 distributions represented a return of capital, compared with 29% for 1996.

The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under the Unsecured Line of Credit. The Company believes that its net cash provided by operations will be adequate to fund both operating requirements and payment of distributions by the Company in accordance with REIT requirements.

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional equity securities of the Company or, in connection with acquisitions of hotel properties, the issuance of Partnership Units. Pursuant to the Partnership Agreement for the Partnership, subject to certain holding period requirements, holders of Units have the right to require the Partnership to redeem their Units. During the year ended December 31, 1997, no Units were tendered for redemption. Pursuant to the Partnership agreement, the Company has the option to redeem Units tendered for redemption on a one-for-one basis for shares of Common Stock or for an equivalent amount of cash. The Company anticipates that it will acquire any Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock and has agreed to register such shares so as to be freely tradeable by the recipient.

Inflation

Operators of hotels in general have the ability to adjust room rates quickly. However, competitive pressures may limit the Lessees' ability to raise room rates in the face of inflation.

Seasonality

Hotel operations historically are seasonal in nature, generally reflecting higher occupancy rates during the second and third quarters. This seasonality can be expected to cause fluctuations in the Company's quarterly lease revenues to the extent that it receives Percentage Rent.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to the general instructions to Rule 305 of SEC Regulation S-K, the quantitative and qualitative disclosures called for by this Item 7a and by Rule 305 of SEC Regulation S-K are inapplicable to the Company at this time.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)    Financial Statements:

The following financial statements are located in this report on the pages indicated.

Equity Inns, Inc.                                                           Page

        Report of Independent Accountants                                     34
        Consolidated Balance Sheets as of December 31, 1997 and
            1996                                                              35
        Consolidated Statements of Operations for the years ended
            December 31, 1997, 1996 and 1995                                  36
        Consolidated Statements of Shareholders' Equity for the
            years ended December 31, 1997, 1996 and 1995                      37
        Consolidated Statements of Cash Flows for the years ended
            December 31, 1997, 1996 and 1995                                  39
        Notes to Consolidated Financial Statements                            40

(b)     Supplementary Data:

Equity Inns, Inc. Quarterly Financial Information

        Unaudited quarterly results for 1997 and 1996 are summarized as follows:

                                 First       Second       Third        Fourth
                              Quarter (1)  Quarter (1)  Quarter (1)  Quarter (1)
                              -----------  -----------  -----------  -----------
                  1997               (in thousands, except per share data)
                  ----
         Revenue                $11,795      $16,039       $24,745     $19,182
         Net income               3,167        5,746        11,235       3,395
         Income before
           extraordinary item
           per common share         .13          .22           .35         .16
         Net income per common
             share                  .13          .22           .35         .10

                  1996
                  ----
         Revenue                 $6,984       $9,652       $12,341      $9,453
         Net income               1,312        4,620         6,022       2,519
         Net income per
          common share              .09          .21           .26         .11

------------------------

(1) Acquisitions of hotel properties throughout both years, coupled with the seasonality of the hotels, have impacted the trend of quarterly results for the periods shown.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Inns, Inc. as of December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                      COOPERS & LYBRAND L.L.P.






Memphis, Tennessee
January 22, 1998

                                EQUITY INNS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                            December 31,            December 31,
                                               1997                     1996
                                            ------------            ------------
Assets:
Investment in hotel properties, net          $617,072                 $309,202
Cash and cash equivalents                         190                      129
Due from Lessees                                5,925                    3,377
Note receivable                                 3,884
Deferred expenses, net                          7,276                    3,779
Deposits and other assets                       1,178                    1,393
                                             --------                 --------

    Total Assets                             $635,525                 $317,880
                                             ========                 ========

Liabilities and Shareholders' Equity:
Debt                                         $233,206                 $ 77,399
Accounts payable and accrued expenses          12,467                    2,938
Distributions payable                          10,645                    6,864
Minority interest in Partnership               19,035                    7,728
                                             --------                 --------

    Total Liabilities                         275,353                   94,929
                                             --------                 --------

Commitments and contingencies (Note 5)

Shareholders' Equity:
Common stock, $.01 par value,
    50,000,000  shares  authorized,
    34,865,578 and 23,693,278 shares
    issued and outstanding at December
    31, 1997 and 1996, respectively               349                      237
Preferred stock, $.01 par value,
    10,000,000 shares authorized, no
    shares issued and outstanding
Additional paid-in capital                    387,134                  238,748
Unearned directors' and officers'
    compensation                                 (274)                    (366)
Predecessor basis assumed                      (1,264)                  (1,264)
Distributions in excess of net
    earnings                                  (25,773)                 (14,404)
                                             --------                 --------
    Total Shareholders' Equity                360,172                  222,951
                                             --------                 --------

    Total Liabilities and Shareholders'
      Equity                                 $635,525                 $317,880
                                             ========                 ========







        The accompanying notes are an integral part of these consolidated financial statements.

                                EQUITY INNS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                             For the Years Ended December 31,
                                             1997          1996           1995
                                           -------       -------        -------
Revenue:
Percentage lease revenues                  $70,478       $38,314        $24,101
Gain on sale of hotel properties               666
Other income                                   617           116             44
                                           -------       -------        -------
    Total Revenue                           71,761        38,430         24,145
                                           -------       -------        -------

Expenses:
Real estate and personal property
  taxes                                      6,688         3,693          2,158
Depreciation and amortization               20,214        11,631          6,904
Interest                                    12,601         4,382          3,701
Amortization of loan costs                   1,013         1,565            793
General and administrative                   4,142         1,975          1,438
Amortization of unearned directors'
  and officers' compensation                    92            33             31
Rental expense                                 566           218            107
                                           -------       -------        -------
    Total Expenses                          45,316        23,497         15,132
                                           -------       -------        -------

Income before extraordinary item
  and minority interest                     26,445        14,933          9,013

Extraordinary charge from write-off
  of deferred financing fees                 1,984
                                           -------       -------        -------
Income before minority interest             24,461        14,933          9,013

Minority interest                              918           460            502
                                           -------       -------        -------

Net income                                 $23,543       $14,473       $  8,511
                                           =======       =======       ========

Net income per common share, basic
 and diluted:
  Income before extraordinary item         $   .88       $   .69       $    .70
  Extraordinary charge                         .06
                                           -------       -------        -------

        Net income                         $   .82       $   .69       $    .70
                                           =======       =======       ========

Weighted average number of common
  shares outstanding - diluted              28,834        20,957         12,227
                                           =======       =======       ========





        The accompanying notes are an integral part of these consolidated financial statements.

                                EQUITY INNS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (in thousands, except share and per share data)

                                                                          Unearned
                                                            Additional    Directors'     Predecessor    Distributions
                                   Common Stock              Paid-In     and Officers'      Basis       In Excess of
                                Shares        Dollars        Capital     Compensation      Assumed      Net Earnings      Total
                             -----------    -----------    -----------   ------------    -----------    -----------    -----------

Balance at
  December 31, 1994            9,615,000    $        96    $    92,073    $      (124)   $    (1,264)   $      (979)   $    89,802
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------

Issuance of common
  shares, net of offering
  expenses and allocation
  to minority interest         5,125,000             51         50,218                                                      50,269

Conversion of Units to
  common shares                  152,013              2          1,121                                                       1,123

Payment of advisory fees          15,218                           164                                                         164

Amortization of unearned
  directors' compensation                                                          31                                           31

Net income                                                                                                    8,511          8,511

Distributions ($1.00
  per share)                                                                                                (12,407)       (12,407)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------


Balance at
  December 31, 1995           14,907,231            149        143,576            (93)        (1,264)        (4,875)       137,493
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------

Issuance of common
  shares, net of
  offering expenses
  and allocation to
  minority interest            7,947,000             80         85,787                                                      85,867

Issuance of common
  shares to officers in
  lieu of cash bonus              25,000            294                                                                        294

Issuance of restricted
  common shares to
  officers                        25,000            306           (306)

Issuance of common
  shares in private
  placements                     606,232              6          7,082                                                       7,088

Conversion of Units
  to common shares               182,815              2          1,703                                                       1,705

Amortization of unearned
  officers' and directors'
  compensation                                                      33                                                          33

Net income                                                                                                   14,473         14,473

Distributions ($1.12
  per share)                                                                                                (24,002)       (24,002)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance at
  December 31, 1996           23,693,278            237        238,748           (366)        (1,264)       (14,404)       222,951
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------

                                EQUITY INNS, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
                 (in thousands, except share and per share data)


                                                                          Unearned
                                                            Additional    Directors'     Predecessor    Distributions
                                     Common Stock            Paid-In     and Officers'      Basis       In Excess of
                                Shares        Dollars        Capital     Compensation      Assumed      Net Earnings      Total
                             -----------    -----------    -----------   ------------    -----------    ------------   -----------
Issuance of common
  shares, net of
  offering expenses           11,082,300            111        144,428                                                     144,539

Issuance of common
  shares to officers
  through exercise
  of stock options                90,000              1          1,124                                                       1,125

Amortization of unearned
  officers' and directors'
  compensation                                                                     92                                           92

Net income                                                                                                   23,543         23,543

Distributions ($1.14
  per share)                                                                                                (34,912)       (34,912)

Adjustments to
  minority interest
  from issuance of
  common shares
  and partnership
  units                                                          2,834                                                       2,834
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance at
  December 31, 1997           34,865,578    $       349    $   387,134   $      (274)   $    (1,264)   $   (25,773)   $   360,172
                             ===========    ===========    ===========   ===========    ===========    ===========    ===========































        The accompanying notes are an integral part of these consolidated financial statements.

                                EQUITY INNS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            For the Years Ended December 31,
                                                             1997         1996         1995
                                                          ---------    ---------   ----------
Cash flows from operating activities:
Net income applicable to common shareholders              $  23,543    $  14,473    $   8,511
Adjustment to reconcile net income to net cash
   provided by operating activities:
      Gain on sale of hotel properties                         (666)
      Depreciation and amortization                          20,214       11,631        6,904
      Amortization of loan costs                              1,013        1,565          793
      Write-off of debt costs                                 1,984
      Amortization of unearned directors' and
         officers' compensation                                  92           33           31
      Minority interest                                         918          460          502
      Changes in assets and liabilities:
         Due from Lessees                                    (2,548)      (1,078)        (259)
         Note receivable from sale of hotels                 (3,884)
         Deferred expenses                                       (8)        (225)        (192)
         Deposits and other assets                              215       (1,376)          89
         Accounts payable and accrued expenses                9,529          717        1,138
                                                          ---------    ---------    ---------
             Net cash flow provided by operating
                activities                                   50,402       26,200       17,517
                                                          ---------    ---------    ---------

Cash flows from investing activities:
Acquisitions of hotel properties                           (337,069)     (81,395)     (77,704)
Improvements and additions to hotel properties              (18,083)     (19,440)      (6,509)
Cash paid for franchise applications                         (2,144)        (340)        (518)
Proceeds from sale of hotel properties                       43,207
                                                          ---------    ---------    ---------
             Net cash flow used in investing activities    (314,089)    (101,175)     (84,731)
                                                          ---------    ---------    ---------

Cash flows from financing activities:
Gross proceeds from public offerings                        153,388       91,390       55,094
Payment of offering expenses                                 (8,849)      (5,653)      (3,556)
Proceeds from exercise of stock options                       1,125
Distributions paid                                          (32,656)     (21,962)     (11,345)
Borrowings under revolving credit facility                  326,411      102,890       85,480
Payments on revolving credit facility                      (256,885)    (100,724)     (56,366)
Borrowings under CMBS credit facility                        88,000
Payments under CMBS credit facility                          (1,717)
Proceeds from issuance of common stock                        7,087
Proceeds from sale of Units                                   2,875
Cash paid for loan costs                                     (5,067)        (926)      (3,033)
Payments on capital lease obligations                            (2)          (6)         (13)
                                                          ---------    ---------    ---------
             Net cash flow provided by financing
                activities                                  263,748       74,971       66,261
                                                          ---------    ---------    ---------

Net increase (decrease) in cash and cash
   equivalents                                                   61           (4)        (953)

Cash and cash equivalents at beginning of year                  129          133        1,086
                                                          ---------    ---------    ---------

Cash and cash equivalents at end of year                  $     190    $     129    $     133
                                                          =========    =========    =========

Supplemental disclosure of cash flow information --
   Interest paid                                          $  12,226    $   4,399    $   3,588
                                                          =========    =========    =========


        The accompanying notes are an integral part of these consolidated financial statements.

                                EQUITY INNS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Organization

Equity Inns, Inc. (the "Company") is in the business of acquiring equity interests in hotel properties. The Company is a real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at December 31, 1997 owned an approximate 95.0% interest in the Partnership.

As of December 31, 1997, the Partnership owned 89 hotel properties, with a total of 10,777 rooms in 30 states. The Partnership, under operating leases providing for the payment of percentage rent (the "Percentage Leases"), leased 25 of the current hotels to Crossroads/Memphis Partnership, L.P., 31 of the current hotels to Crossroads Future Company, L.L.C. and 23 of the current hotels to Crossroads/Memphis Financing Company, L.L.C. (referred to collectively as "Crossroads"). Each of these lessees is an affiliate of Interstate Hotels
Company ("Interstate"). All payments due under these Percentage Leases are guaranteed by Interstate. The Partnership leased 10 hotels to Caldwell Holding Company ("Caldwell"), a wholly-owned subsidiary of Prime Hospitality Corporation ("Prime"). Caldwell is required, under the terms of its master lease agreement, to maintain 20% of its expected annual percentage rents in cash or marketable securities. All hotels owned by the Company are leased to Crossroads and Caldwell (collectively, the "Lessees"), and individually as the Lessee (the "Lessee"). The Lessees operate and lease hotels owned by the Partnership pursuant to separate Percentage Leases which provide for rent payments equal to the greater of (i) a fixed base rent ("Base Rent") or (ii) percentage rent based on the revenues of the hotels ("Percentage Rent").

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

Maintenance and repairs are the responsibility of the Lessees; major renewals and improvements are capitalized. Upon disposition, both the asset and accumulated depreciation accounts are relieved, and the related gain or loss is credited or charged to the income statement.

The Company reviews the carrying value of each hotel property to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel property or that depreciation periods should be modified. If impairment is indicated, the carrying value of the hotel property is adjusted based on the discounted future cash flows. The Company does not believe that there are any current facts or circumstances indicating impairment of any of its investment in hotel properties.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



2.     Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents.

Deferred Expenses

Deferred expenses are recorded at cost and consist of the following at December 31, 1997 and 1996:

                                                    1997                 1996
                                                   ------               ------
                                                          (in thousands)
         Initial franchise fees                    $3,615               $1,963
         Loan costs                                 4,380                3,409
         Other                                        254                  247
                                                   --------             ------
                                                    8,249                5,619
         Accumulated amortization                    (973)              (1,840)
                                                   ------               ------

                                                   $7,276               $3,779
                                                   ======               ======

Amortization of franchise fees is computed using the straight-line method over the remaining lives of the franchise agreements which range up to 20 years and is included in depreciation and amortization expense. Amortization of loan costs is computed using the straight-line method over the term of the related debt. In 1997, the Company expensed approximately $2.0 million of unamortized loan costs relating to debt that was replaced in 1997.

Deposits and Other Assets

Deposits include escrow deposits and other prepayments relating to the potential acquisitions of hotel properties.

Interest Rate Swap Agreements

The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The agreements are contracts to exchange floating rates for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure the interest to be received or paid and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate agreements is recognized as an adjustment to interest expense.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



2.       Summary of Significant Accounting Policies, Continued

Revenue Recognition

Percentage Lease revenue is recognized when earned from the Lessees under the Percentage Leases from the date of acquisition of each hotel property (Note 5). The Lessees are in compliance with all of their obligations as stipulated in the Percentage Leases.

Net Income Per Common Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which changes the computation and presentation of earnings per share. SFAS 128 requires the presentation of basic and diluted earnings per share, replacing primary and fully diluted earnings per share previously required. Earnings per share for all prior years presented have been presented in accordance with SFAS 128.

A reconciliation of the numerator and denominator used in the basic earnings per share computation to the numerator and denominator used in the diluted earnings per share computation is presented below for the year ended December 31, 1997. For the years ended December 31, 1996 and 1995, the dilutive effect of stock options outstanding was not significant (i.e., the numerators and denominators for the basic and diluted computations were the same).

                                             Income        Shares      Per Share
                                           (Numerator)  (Denominator)    Amount
                                           -----------  -------------  ---------
                                            (in thousands except per share data)
     Income before extraordinary charge      $25,453                      $0.88
     Extraordinary charge                     (1,910)                     (0.06)
                                             -------                      -----
     Net income - basic                       23,543        28,773         0.82

     Dilutive effect of stock options
       outstanding using the treasury
       stock method                                             61
                                             -------        ------        -----
     Net income - diluted                    $23,543        28,834        $0.82
                                             =======        ======        =====

Distributions

The Company pays regular quarterly cash distributions to shareholders which are dependent upon receipt of distributions from the Partnership.

Minority Interest

Minority interest in the Partnership represents the limited partners' proportionate share of the equity of the Partnership. Income is allocated to minority interest based on weighted average percentage ownership throughout the year.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



2.   Summary of Significant Accounting Policies, Continued

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

Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes primarily due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. Distributions made to shareholders in 1997 and 1996 are considered to be approximately 10% and 29% return of capital, respectively, for federal income tax purposes.

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

3.     Investment in Hotel Properties

Hotel properties consist of the following at December 31:

                                                  1997                  1996
                                               ---------             ---------
                                                       (in thousands)

         Land                                  $  76,730             $  39,336
         Buildings and improvements              505,715               252,218
         Furniture and equipment                  72,878                40,974
         Construction in progress                  5,568                 1,033
                                               ---------             ---------
                                                 660,891               333,561
         Less accumulated depreciation           (43,819)              (24,359)
                                               ---------             ---------

                                               $617,072              $309,202
                                               ========              ========

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



3.     Investment in Hotel Properties, Continued

Sixty of the hotel properties are premium limited service hotels, five are full service hotels, fourteen are premium extended stay hotels, and ten are all-suite hotels.

During 1997 and 1996, the Company acquired the following types of hotels for the approximate amounts indicated:

                                       1997                    1996
                                 -------------------     -------------------
                                 No. of    Purchase      No. of    Purchase
                                 Hotels     Price        Hotels     Price
                                 ------    --------      ------    --------
                                        (in thousands)          (in thousands)
    Premium Limited Service        34      $198,574         5      $36,200
    Premium Extended Stay           6        61,650         5       41,300
    All-Suite                      10        86,966
    Full Service                                            1        5,100
                                   --      --------        --      -------

                                   50      $347,190        11      $82,600
                                   ==      ========        ==      =======

The above acquisitions were accounted for as purchases, and the results of such acquisitions are included in the Company's consolidated statements of operations from the dates of acquisition.

In connection with the purchase of twenty-eight premium limited service hotels in June 1997, the Company received $2.25 million from Interstate as an inducement to enter into percentage lease contracts with Interstate. This inducement is being amortized into other income over ten years, the lives of the percentage lease contracts. As part of the purchase, the Company agreed to pay Interstate a lease termination fee equal to 50% of the net book gain on the sale of nine of the hotels.

On October 31, 1997, the Company sold nine premium limited service hotels to a subsidiary of Hudson Hotel Corporation ("Hudson") resulting in a gain of approximately $666,000, after the lease termination fee.

Approximately $3.9 million of the total sales price was in the form of a two-year note bearing interest at 10% per annum which is collateralized by 2,000,000 shares of common stock of Hudson.

4.  Debt

Debt is comprised of the following at December 31:

                                                   1997                1996
                                                 --------             -------
                                                        (in thousands)

         Revolving credit facility               $146,850             $77,025
         Commercial Mortgage Bonds                 86,283
         Other                                         73                 374
                                                 --------             -------

                                                 $233,206             $77,399
                                                 ========             =======

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



4.       Debt, Continued

On February 10, 1997, the Company, through a subsidiary, issued $88 million of rated Commercial Mortgage Bonds ("Bonds") in a private placement transaction as follows:

                       Initial
                      Principal       Interest          Stated
         Class         Amount           Rate          Maturity          Rating
         -----      -------------     --------    -----------------     ------
            A       $27.4 million      6.825%     November 20, 2006       AA
            B       $50.6 million      7.370%     December 20, 2015       A
            C       $10.0 million      7.580%     February 20, 2017       BBB

The combined interest rate for all three issues of Bonds is fixed at 7.22%. Proceeds from the issuance of these Bonds were used to repay existing debt under the line of credit of approximately $85.6 million and loan costs of approximately $2.4 million. Principal payments are to be applied to each class of Bonds in order of their respective maturities with no principal payment on any Bond until all Bonds in a bond class with an earlier stated maturity have been paid in full. The Company expects to repay these Bonds in full within 10 years. Twenty-three hotel properties with a carrying value of approximately $130.5 million at December 31, 1997 and their respective leases collateralize the Bonds.

Aggregate annual principal payments for the next five years at December 31, 1997 for the Bonds are as follows (in thousands):

                              Year             Amount
                              ----             ------
                              1998             $2,195
                              1999              2,351
                              2000              2,518
                              2001              2,698
                              2002              2,890

On October 10, 1997, the Company replaced its previous line of credit with borrowings under a $250 million unsecured line of credit (the "Unsecured Line of Credit"). The Unsecured Line of Credit bears interest at a variable rate of LIBOR plus 1.4%, 1.5%, 1.625%, or 1.75% as determined by the Company's percentage of total debt to the total value of the Company's investment in hotel properties, as defined in the loan agreement (the "Percentage"). The Percentage is reviewed quarterly, and the interest rate is adjusted as necessary. At December 31, 1997, the interest rate on the Unsecured Line of Credit was LIBOR (5.94% at December 31, 1997) plus 1.625%. The Unsecured Line of Credit has a three-year term, expiring in October 2000, plus a one-year renewal option.

On December 18, 1997, the Company entered into an interest rate swap agreement with a financial institution. The agreement effectively fixes the interest rate on floating rate debt at a rate of 5.90% plus the Percentage for a notional principal amount of $75 million. The swap agreement will expire in October 2000.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



4.       Debt, Continued

On November 14, 1997, the Company obtained an additional $5,000,000 line of credit with the National Bank of Commerce (the "NBC Credit Line"). The NBC Credit Line bears interest at the bank's prime rate (8.5% at December 31, 1997) and is also unsecured. The NBC Credit Line has a three-year term, expiring in September 2000. There were no outstanding borrowings under this agreement at December 31, 1997.

The weighted average interest rate on the Company's outstanding borrowings during 1997 and 1996 was 7.53% for both years. Fees of .25% and .20% are paid quarterly on the unused portion of the Unsecured Line of Credit and the NBC Credit Line, respectively. The carrying amount of the Company's borrowings on its revolving credit facilities approximates fair value due to the Company's ability to obtain such borrowings at comparable interest rates.

The Company's charter limits total borrowings to 45% of the Company's investment in hotel properties. The Unsecured Line of Credit agreement requires the Company to maintain certain debt coverage ratios and certain levels of cash flow, with which the Company was in compliance at December 31, 1997. Additionally, the Unsecured Line of Credit agreement requires a quarterly deposit into a separate room renovation account for the amount by which 4% of room revenues at the Company's hotels exceeds the amount expended by the Company during the quarter for replacement of furniture, fixtures and equipment and capital improvements for the hotels. For the years ended December 31, 1997 and 1996, actual expenditures exceeded the amounts required.

5.     Commitments and Related Party Transactions

The hotel properties are operated under franchise agreements and are licensed as Hampton Inn hotels (57), AmeriSuites hotels (10), Residence Inn hotels (9), Homewood Suites hotels (5), Holiday Inn hotels (4), Comfort Inn hotels (3), and Holiday Inn Express hotels (1). The franchisors approve the transfer of the franchise licenses to the Lessee when the Partnership acquires each hotel property. The franchise agreements require the payment of fees based on a percentage of hotel room revenue, beverage revenue and food revenue, if applicable, which are paid by the Lessee.

The Lessees have future lease commitments to the Company under the Percentage Leases for various terms extending through 2012. Minimum future rental income (Base Rents) under these non-cancelable operating leases is as follows:

                              Year                     Amount
                              ----                    --------
                                                   (in thousands)
                              1998                    $ 54,057
                              1999                      54,057
                              2000                      54,057
                              2001                      54,057
                              2002                      54,057
                              2003 and thereafter      396,375
                                                      --------

                                                      $666,660
                                                      ========

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



5.     Commitments and Related Party Transactions, Continued

The Company earned Base Rents of $38.3 million, $20.1 million and $12.6 million and Percentage Rents in excess of Base Rents of $32.2 million, $18.2 million and $11.5 million, respectively, for the years ended December 31, 1997 and 1996 and 1995. The Percentage Lease revenue is based on a percentage of gross room revenue, and food and beverage revenue, if applicable, of the hotels. The Percentage Leases range in terms from ten to fifteen years. Rental rates on all fifteen-year leases are required to be re-negotiated after ten years. Both the Base Rent and the threshold room revenue amount in each Percentage Rent formula are adjusted for changes in the U.S. Consumer Price Index ("CPI"). The adjustment is calculated on January 1 of each year, provided the lease has been in effect for a complete calendar year and is based upon the average change in the CPI during the prior 24 months. The adjustment in any lease year may not exceed 7%. Effective January 1, 1998, forty-eight of the Percentage Leases were adjusted, resulting in a 2.67% increase in both Base Rent and threshold room revenue.

At December 31, 1997, the Lessees owed the Company $5,925,000 representing fourth quarter Percentage Rent which is due and payable to the Company by January 30, 1998.

Under the Percentage Leases, the Partnership is obligated to pay the costs of real estate and personal property taxes and to maintain underground utilities and structural elements of the Hotels. In addition, the Percentage Leases obligate the Partnership to fund the cost of periodic repair, replacement and refurbishment of furniture, fixtures and equipment in the Hotels.

During 1996, Promus Hotels, Inc. ("Promus") purchased 606,232 shares of the Company's common stock in private placement transactions in connection with the Company's purchase of four hotels from Promus. Additionally, Promus has agreed to purchase up to an additional $8.0 million of common stock over the next three years as the Company develops or converts additional hotels to Promus brand hotels.

The  Company  also  may be  required  by  franchisors  to fund  certain  capital improvements to hotel properties when acquired, which are funded from borrowings, working capital, or the room renovation account (Note 4). Capital improvements of $18.1 million, $19.4 million and $6.5 million in 1997, 1996, and 1995, respectively, were made to the hotel properties, including those required by the franchisors at the acquisition of the property. In 1998, the Company expects to fund approximately $25 million of capital improvements for the hotel properties owned at December 31, 1997.

The Company has commitments under operating land leases through December 31, 2062, at nine hotel properties for payments as follows: 1998 -- $733,929; 1999 -- $736,429; 2000 -- $766,138; 2001 -- $777,861; 2002 -- $804,288; thereafter --
$12.7 million.

In 1996, the Partnership began construction on a 124-room Hampton Inn and Suites hotel in Memphis (Bartlett), Tennessee. Construction costs are estimated at $7.5 million, with completion of the hotel expected in the second quarter of 1998. In addition, the Company has agreed to purchase a 161-room Homewood Suites hotel in Seattle, Washington for $22 million and a 252- room Homewood Suites hotel in Orlando, Florida for $22.8 million. Both of these hotels are currently under construction with completion dates expected in June 1998, and January 1999, respectively. Total costs incurred relating to these developments at December 31, 1997 were approximately $5.6 million, of which $264,000 represents related interest costs.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



6.     Supplemental Disclosure of Noncash Investing and Financing Activities

In 1995, 152,013 units of limited partnership interest in the Partnership ("Units") with a book value of $1.1 million were exchanged for shares of common stock by certain limited partners; 15,218 shares of common stock were issued to McNeill Investment Company, Inc. in payment of incentive advisory fees of $164,000; 3,238 Units valued at $37,000 were issued as part of the total acquisition cost of a hotel property; $4.0 million in distributions to shareholders and limited partners had been declared but not paid at December 31, 1995; $1.3 million of the net proceeds of the Company's third offering was allocated to minority interest; and offering expenses of approximately $170,000 which were paid in 1995 and included in deferred expenses at December 31, 1995, were deducted from the net proceeds of the fourth offering in April 1996.

In 1996, the Company issued 25,000 shares of common stock valued at $11.75 per share to its officers in lieu of cash to satisfy bonus compensation accrued at December 31, 1995; 182,815 Units with a book value of $1.7 million were exchanged for shares of common stock by certain limited partners; 96,303 Units valued at $1.1 million and an assumption of a $300,000 note payable were issued as part of the total acquisition cost of a hotel property; 25,000 shares of restricted common stock valued at $12.25 per share were issued to the Company's officers; $297,000 of the net proceeds of the Company's public offering was allocated to minority interest with the remainder of the net proceeds increasing common stock and additional paid-in capital; and $6.9 million in distributions to shareholders and limited partners had been declared but not paid at December 31, 1996.

In 1997, the Company issued 90,000 shares of common stock to an officer upon exercise of options; 1,021,062 Units valued at $14.7 million were issued as part of the total acquisition cost of six hotel properties; and $10.6 million in distributions to shareholders and limited partners had been declared but not paid at December 31, 1997.

7.     Capital Stock

The Board of Directors is authorized to provide for the issuance of ten million shares of preferred stock in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences, and rights of each such series and the qualifications, limitations or restriction thereof. As of December 31, 1997 and 1996, no preferred stock was issued.

The outstanding Units in the Partnership are redeemable at the option of the holder for a like number of shares of common stock, or at the option of the Company, the cash equivalent thereof. Total Units outstanding at December 31, 1997 and 1996 were 1,842,520 and 821,458, respectively. The total market value of these Units at December 31, 1997, based on the last reported sales price of the common stock on the NYSE of $14.75, was approximately $27.2 million.

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

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



7.     Capital Stock, Continued

In December 1996, the Company issued a total of 25,000 shares of restricted shares of common stock to its officers, which shares vest ratably over five years. The shares were valued at $12.25 per share at the date of issuance. The unvested shares are subject to forfeiture if the officer does not remain an officer of the Company for the specified vesting period.

8.     Stock Option Plans

On June 13, 1994, the Board of Directors of the Company approved the 1994 Stock Incentive Plan (the "1994 Plan") to provide for incentives awarded to officers and key employees of the Company. The 1994 Plan provides for the grant of stock options to purchase a specified number of shares of common stock ("Options") or grants of performance shares of common stock ("Performance Stock") or restricted shares of common stock ("Restricted Stock"). Under the plan, the total number of shares available for grant is 2,300,000 shares of common stock, of which not more than 100,000 shares may be grants of Restricted Stock or Performance Stock. The exercise price of the options shall be determined on the date of each grant and expire in 2002.

On July 6, 1994, the Company granted options to officers and key employees of the Company to purchase 600,000 shares of common stock at an exercise price of $12.50 per share, which options vest ratably over five years. At December 31, 1997, options for 90,000 shares have been exercised.

On June 13,  1994,  the Board of  Directors  of the Company  also  approved  the
Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the award of options to purchase common stock to each director who is not an employee of the Company or a related entity. Under the Directors' Plan, the total number of shares available for grant is 50,000 shares of common stock. In June 1997, 1996 and April 1995, each eligible director was awarded an option to acquire 1,000 shares (aggregate 3,000 shares) of common stock at an exercise price of $13.50, $11.75 and $11.25, the fair market value on their respective dates of grant. At December 31, 1997, no options have been exercised. During the remaining term of the Directors' Plan, each eligible director will receive an option for 1,000 shares of common stock at the first meeting of the Board of Directors following each annual meeting of the Company's shareholders. The exercise price of the options shall be determined on the date of each grant and expire ten years after the date of each grant.

At December 31, 1997 and 1996, exercisable options under both plans were 519,000 and 606,000 shares, respectively.

9.     Pro Forma Financial Information (Unaudited)

Due to the impact of the acquisitions discussed in Note 1, Note 3 and Note 10, historical operations may not be indicative of future results of operations and net income per common share.

The following unaudited pro forma consolidated statements of operations for the year ended December 31, 1997 and 1996 are presented as if the acquisition of all 89 hotels owned at December 31, 1997, and the consummation of the offerings and the application of the net proceeds therefrom had occurred on January 1, 1996, and all of the hotels had been leased to the Lessees pursuant to the Percentage Leases. Additionally, the pro forma consolidated statements of operations are presented without consideration of the gain on the sale of hotel properties and the extraordinary charge from the write-off of deferred financing fees, both of which occurred in 1997.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



9.     Pro Forma Financial Information (Unaudited), Continued

The pro forma consolidated statements of operations do not purport to present what actual results of operations would have been if the acquisitions and the consummation of the offerings had occurred on such date or to project results for any future period.

                                                        For the Years Ended
                                                            December 31,
                                                   1997                  1996
                                                 -------                -------
                                           (in thousands, except per share data)
Percentage lease revenues                        $93,062                $86,685
Other income                                         617                    116
                                                 -------                -------
         Total revenues                           93,679                 86,801
                                                 -------                -------

Expenses:
Real estate and personal property taxes            9,049                  7,965
Depreciation and amortization                     26,834                 24,889
Compensation                                       2,099                  1,870
Interest                                          18,968                 16,429
Amortization of loan costs                         1,040                  1,805
General and administrative                         2,043                  1,536
Amortization of unearned directors' and
    officers' compensation                            92                     33
Rental expense                                       815                    745
                                                 -------                -------
     Total expenses                               60,940                 55,272
                                                 -------                -------

Income before minority interest                   32,739                 31,529

Minority interest                                  1,644                  1,583
                                                 -------                -------

Net income applicable to common shareholders     $31,095                $29,946
                                                 =======                =======

Net income per common share                      $   .89                $   .86
                                                 =======                =======

Weighted average number of common shares
    outstanding                                   34,866                 34,866
                                                 =======                =======


10.    Significant Lessee Information

As discussed in Note 1, the Percentage Leases relating to hotels accounting for more than 20% of the Company's assets are guaranteed by Interstate and its parent, Interstate Hotels Company, a publicly traded hotel management company. At December 31, 1997, Interstate owned, managed, leased or performed related services for a portfolio of 223 hotels totaling 45,329 rooms.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



10.    Significant Lessee Information, Continued

Summarized financial information for Interstate Hotels Company as of and for the year ended December 31, 1997 is as follows (in thousands):

         Balance Sheet Data:
             Investment in hotel real estate                        $   41,297
             Cash and short-term investments                            28,920
             Total assets                                            1,373,463
             Total debt                                                800,124
             Shareholders' equity                                      456,375

         Income Statement Data:
             Total revenue                                          $  661,712
             Net income                                                 43,586

                                EQUITY INNS, INC.
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1997
                                 (In Thousands)

                                                                        Cost Capitalized Subsequent       Gross Amount at Which
                                                Initial Cost                   to Acquisition           Carried at Close of Period
                                       ------------------------------  -----------------------------  ------------------------------
                                                           Furniture          Buildings   Furniture            Buildings   Furniture
                                                               and                and        and                  and         and
Description of Property                 Land   Improvements Fixtures    Land  Improvements Fixture     Land   Improvements Fixtures
-----------------------                ------- ------------ ---------  ------ ------------ --------   ------- ------------ ---------
Hampton Inn-Albany, NY                 $   953    $ 9,897   $   802    $    0   $   158     $   733   $   953    $10,055    $ 1,535
Hampton Inn-Cleveland, OH                  820      4,428       217         0       173         391       820      4,601        608
Hampton Inn-College Station, TX            656      4,655       671         0       213         530       656      4,868      1,201
Hampton Inn-Columbus, GA                   603      2,591     1,073         0       470         650       603      3,061      1,723
Hampton Inn-Ft. Worth, TX                  385      1,754       896         0       334         726       385      2,088      1,622
Hampton Inn-Little Rock, AR                549      2,688       328         0       107         575       549      2,795        903
Hampton Inn-Louisville, KY                 395      2,406       919         0       239         804       395      2,645      1,723
Hampton Inn-Sarasota, FL                   553      3,389       753         0       231         489       553      3,620      1,242
Hampton Inn-Ann Arbor, MI                  565      4,499       506         0       372         712       565      4,871      1,218
Comfort Inn-Enterprise, AL                 544      2,398       112         0        99         323       544      2,497        435
Hampton Inn-Gurnee, IL                     630      3,397       277         0       431         927       630      3,828      1,204
Hampton Inn-Traverse City, MI              526      6,153       335         0        94         536       526      6,247        871
Hampton Inn-Arlington, TX                  425      6,387       582         0       207         355       425      6,594        937
Residence Inn-Eagan, MN                    540      8,130       652         0       541       1,230       540      8,671      1,882
Residence Inn-Tinton Falls, NJ               0      7,711       419         0       246         176         0      7,957        595
Hampton Inn-Milford, CT                    759      5,689       467         0       226         566       759      5,915      1,033
Hampton Inn-Meriden, CT                    648      3,226       435         0       142         299       648      3,368        734
Hampton Inn-Beckley, WV                  1,876      5,557       402         0        90         188     1,876      5,647        590
Holiday Inn-Bluefield, WV                1,661      6,141       342         0       520         897     1,661      6,661      1,239
Hampton Inn-Gastonia, NC                 1,835      4,741       358         0        79         588     1,835      4,820        946
Hampton Inn-Morgantown, WV               1,573      4,311       324         4        62         519     1,577      4,373        843
Holiday Inn-Oak Hill, WV                   269      3,727        85         0     1,031         674       269      4,758        759
Hampton Inn-Shelby, NC                     401      2,457       165         0       154         407       401      2,611        572
Holiday Inn Express-Wilkesboro, NC         269      2,778       177         0       250         391       269      3,028        568
Hampton Inn-Naperville, IL                 678      6,455       396         0       261         583       678      6,716        979
Hampton Inn-State College, PA              718      7,310       525         0       180         480       718      7,490      1,055
Comfort Inn-Rutland, VT                    359      3,683       354         0       292         490       359      3,975        844
Hampton Inn-Cleveland, TN                  181      1,825       171         0       106         106       181      1,931        277
Hampton Inn-Scranton, PA                   403      7,017       720         0        64          62       403      7,081        782
Residence Inn-Omaha, NE                    953      2,650       162         6       515         372       959      3,165        534
Hampton Inn-Fayetteville NC                403      5,043       148        18       497         732       421      5,540        880
Hampton Inn-Indianapolis, IN             1,207      6,513       126         0       300       1,073     1,207      6,813      1,199
Hampton Inn-Jacksonville, FL               403      4,793       126         0       234         938       403      5,027      1,064
Holiday Inn-Mt. Pleasant, SC             1,205      7,874       247         0       423         587     1,205      8,297        834
Comfort Inn-Jacksonville Beach, FL         849      7,307       371         2     1,222         760       851      8,529      1,131
Hampton Inn-Austin, TX                     500      6,659       375         6       220         544       506      6,879        919
Hampton Inn-Garland, TX                    375      4,959       450         3       181         386       378      5,140        836
Hampton Inn-Knoxville, TN                  617      3,871       232         0       189         494       617      4,060        726
Hampton Inn-Glen Burnie, MD                  0      5,075       322         0       240         346         0      5,315        668
Hampton Inn-Detroit, MI                  1,207      5,785       526         0       165          91     1,207      5,950        617
Homewood Suites-Hartford, CT             2,866      7,660       915         0       280          85     2,866      7,940      1,000
Residence Inn-Madison, WI                  700      2,879       356         0       101         129       700      2,980        485
Holiday Inn-Winston-Salem, NC            1,350      3,124       639         0        28          39     1,350      3,152        678
Hampton Inn-Scottsdale, AZ               2,227      6,566       723         0        40           9     2,227      6,606        732
Hampton Inn-Chattanooga, TN              1,475      6,824       752         0       271         237     1,475      7,095        989
Homewood Suites-San Antonio, TX            907      6,661     1,029         0        42          16       907      6,703      1,045
Residence Inn-Burlington, VT               679      6,677       342         0       362         259       679      7,039        601
Homewood Suites-Phoenix, AZ                  0      7,086       902         0     1,623           0         0      8,708        903
Residence Inn-Colorado Springs, CO       1,350      7,638       740         0        68         139     1,350      7,706        879
Residence Inn-Oklahoma City, OK          1,450      8,921       850         0       172         140     1,450      9,093        889
Residence Inn-Tucson, AZ                   832      7,078       705         0        66          48       832      7,144        753
Hampton Inn-Savannah, GA                   705      4,186       334         0       125         522       705      4,310        856
Hampton Inn-Norfolk, VA                             5,092       520         0       209         423         0      5,301        943
Hampton Inn-Pickwick, TN                   370      1,484       263         0        79          43       370      1,563        306
Hampton Inn-Southaven, MS                  698      3,138       522         0        77          60       698      3,215        582
Hampton Inn-Overland Park, KS              906      5,931       330         0        80          72       906      6,011        402
Hampton Inn-Addison, TX                  2,981      6,336       810         0       179          88     2,981      6,521        895
Hampton Inn-Atlanta (Northlake), GA                 6,905       600         0       124         11          0      7,029        611
                                                                Accumulated          Net Book
                                                                Depreciation           Value                         Life Upon
                                                                Building and       Buildings and                       Which
                                                                Improvements;      Improvements;                    Depreciation
                                                                 Furniture &        Furniture &        Date of      In Statement
                                                   Total          Fixtures           Fixtures       Construction    Is Computed
                                                  --------      -------------      --------------   ------------    ------------
Hampton Inn-Albany, NY                            $ 12,543        $ 2,043            $ 10,500           1986          5-40 Yrs
Hampton Inn-Cleveland, OH                            6,029            845               5,184           1987          5-40 Yrs
Hampton Inn-College Station, TX                      6,725          1,237               5,488           1986          5-40 Yrs
Hampton Inn-Columbus, GA                             5,387          1,906               3,481           1986          5-40 Yrs
Hampton Inn-Ft. Worth, TX                            4,095          1,323               2,772           1987          5-40 Yrs
Hampton Inn-Little Rock, AR                          4,247            781               3,466           1985          5-40 Yrs
Hampton Inn-Louisville, KY                           4,763          2,053               2,710           1986          5-40 Yrs
Hampton Inn-Sarasota, FL                             5,415          1,290               4,125           1987          5-40 Yrs
Hampton Inn-Ann Arbor, MI                            6,654          1,109               5,545           1986          5-31 Yrs
Comfort Inn-Enterprise, AL                           3,476            469               3,007           1987          5-31 Yrs
Hampton Inn-Gurnee, IL                               5,662            919               4,743           1988          5-31 Yrs
Hampton Inn-Traverse City, MI                        7,644          1,158               6,486           1987          5-31 Yrs
Hampton Inn-Arlington, TX                            7,956          1,128               6,828           1985          7-31 Yrs
Residence Inn-Eagan, MN                             11,093          1,461               9,632           1988          7-31 Yrs
Residence Inn-Tinton Falls, NJ                       8,552          1,081               7,471           1988          7-31 Yrs
Hampton Inn-Milford, CT                              7,707            986               6,721           1986          7-31 Yrs
Hampton Inn-Meriden, CT                              4,750            617               4,133           1988          7-31 Yrs
Hampton Inn-Beckley, WV                              8,113            767               7,346           1992          7-31 Yrs
Holiday Inn-Bluefield, WV                            9,561          1,022               8,539           1980          7-31 Yrs
Hampton Inn-Gastonia, NC                             7,601            783               6,818           1989          7-31 Yrs
Hampton Inn-Morgantown, WV                           6,793            685               6,108           1991          7-31 Yrs
Holiday Inn-Oak Hill, WV                             5,786            620               5,166           1983          7-31 Yrs
Hampton Inn-Shelby, NC                               3,584            432               3,152           1989          7-31 Yrs
Holiday Inn Express-Wilkesboro, NC                   3,865            458               3,407           1985          7-31 Yrs
Hampton Inn-Naperville, IL                           8,373          1,023               7,350           1978          7-31 Yrs
Hampton Inn-State College, PA                        9,213          1,019               8,194           1987          7-31 Yrs
Comfort Inn-Rutland, VT                              5,178            560               4,618           1985          7-31 Yrs
Hampton Inn-Cleveland, TN                            2,389            239               2,150           1993          7-31 Yrs
Hampton Inn-Scranton, PA                             8,266            772               7,494           1994          7-31 Yrs
Residence Inn-Omaha, NE                              4,658            296               4,362           1985          7-31 Yrs
Hampton Inn-Fayetteville NC                          6,841            615               6,226           1986          7-31 Yrs
Hampton Inn-Indianapolis, IN                         9,219            786               8,433           1987          7-31 Yrs
Hampton Inn-Jacksonville, FL                         6,494            618               5,876           1986          7-31 Yrs
Holiday Inn-Mt. Pleasant, SC                        10,336            816               9,520           1988          7-31 Yrs
Comfort Inn-Jacksonville Beach, FL                  10,511            754               9,757           1990          7-31 Yrs
Hampton Inn-Austin, TX                               8,304            652               7,652           1987          7-31 Yrs
Hampton Inn-Garland, TX                              6,354            554               5,800           1986          7-31 Yrs
Hampton Inn-Knoxville, TN                            5,403            384               5,019           1988          7-31 Yrs
Hampton Inn-Glen Burnie, MD                          5,983            431               5,552           1989          7-31 Yrs
Hampton Inn-Detroit, MI                              7,774            424               7,350           1989          7-31 Yrs
Homewood Suites-Hartford, CT                        11,806            613              11,193           1990          7-31 Yrs
Residence Inn-Madison, WI                            4,165            244               3,921           1988          7-31 Yrs
Holiday Inn-Winston-Salem, NC                        5,180            292               4,888           1969          7-31 Yrs
Hampton Inn-Scottsdale, AZ                           9,565            463               9,102           1996          7-31 Yrs
Hampton Inn-Chattanooga, TN                          9,559            519               9,040           1988          7-31 Yrs
Homewood Suites-San Antonio, TX                      8,655            456               8,199           1996          7-31 Yrs
Residence Inn-Burlington, VT                         8,319            359               7,960           1988          7-31 Yrs
Homewood Suites-Phoenix, AZ                          9,611            476               9,135           1996          7-31 Yrs
Residence Inn-Colorado Springs, CO                   9,935            361               9,574           1984          7-31 Yrs
Residence Inn-Oklahoma City, OK                      1,450            411              11,122           1982          7-31 Yrs
Residence Inn-Tucson, AZ                             8,729            327               8,402           1985          7-31 Yrs
Hampton Inn-Savannah, GA                             5,871            188               5,684           1986          7-31 Yrs
Hampton Inn-Norfolk, VA                              6,244            216               6,028           1990          7-31 Yrs
Hampton Inn-Pickwick, TN                             2,239             71               2,168           1994          7-31 Yrs
Hampton Inn-Southaven, MS                            4,495            145               4,350           1995          7-31 Yrs
Hampton Inn-Overland Park, KS                        7,319            172               7,147           1991          7-31 Yrs
Hampton Inn-Addison, TX                             10,397            175              10,219           1985          7-31 Yrs
Hampton Inn-Atlanta (Northlake), GA                  7,640            163               7,477           1988          7-31 Yrs

                                EQUITY INNS, INC.
      SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
                             AS OF DECEMBER 31, 1997
                                 (In Thousands)

                                                                        Cost Capitalized Subsequent       Gross Amount at Which
                                                Initial Cost                   to Acquisition           Carried at Close of Period
                                       ------------------------------  -----------------------------  ------------------------------
                                                           Furniture          Buildings   Furniture            Buildings   Furniture
                                                               and                and        and                  and         and
Description of Property                 Land   Improvements Fixtures    Land  Improvements Fixture     Land   Improvements Fixtures
-----------------------                ------- ------------ ---------  ------ ------------ --------   ------- ------------ ---------
Hampton Inn-Birmingham (Mtn. Brook),
  AL                                                7,988       687         0       190          53         0      8,178        740
Hampton Inn-Birmingham (Vestavia),
  AL                                     1,057      5,162       541         0        88          48     1,057      5,250        589
Hampton Inn-Chapel Hill, NC              1,834      6,504       725         0       177          85     1,834      6,680        811
Hampton Inn-Charleston, SC                 712      5,219       516         0       128          73       712      5,346        589
Hampton Inn-Colorado Springs, CO           803      3,925       411         0        70          37       803      3,995        448
Hampton Inn-Columbia, SC                   650      6,572       628         0       152          75       650      6,724        703
Hampton Inn-Aurora, CO                     784      3,344       359         0       173         142       784      3,517        501
Hampton Inn-Detroit (Madison Heights),
  MI                                       881      4,304       451         0       198           0       881      4,502        451
Hampton Inn-Dublin, OH                     944      3,612       483         0       240          19       944      3,852        502
Hampton Inn-Kansas City, KS                585      4,294       425         0       160         114       585      4,454        539
Hampton Inn-Little Rock (North), AR        898      5,520       558         0       192          45       898      5,712        603
Hampton Inn-Memphis (Poplar), TN         1,955      6,547       739         0       191         121     1,955      6,738        860
Hampton Inn-Memphis (Sycamore), TN                  2,751       239         0       109          72         0      2,860        311
Hampton Inn-Nashville (Brentwood), TN      928      5,705       577         0       175         100       928      5,880        677
Hampton Inn-Nashville (Briley Parkway),
  TN                                                6,550       569         0        98          16         0      6,647        585
Hampton Inn-Richardson, TX               1,750      5,252       609         0       181          67     1,750      5,433        676
Hampton Inn-St. Louis, MO                  665      3,775       386         0       123          88       665      3,898        474
Hampton Inn-Destin, FL                     952      5,166       680         0        50           0       952      5,216        680
Homewood Suites-Germantown, TN           1,011      5,760     1,011         0        54           0     1,011      5,814      1,011
Homewood Suites-Augusta, GA                330      4,164       516         0        15           0       330      4,179        516
Residence Inn-Princeton, NJ              1,920     15,875     1,500         0        39           0     1,920     15,914      1,500
AmeriSuites-Cincinnati (Blue Ash), OH      900      6,241       466         0        34           0       900      6,275        466
AmeriSuites-Cincinnati (Forest Park),
  OH                                       800      5,616       569         0        31           0       800      5,647        569
AmeriSuites-Columbus, OH                   903      6,774       856         0        25           0       903      6,799        856
AmeriSuites-Flagstaff, AZ                  600      3,832       737         0        13           0       600      3,845        737
AmeriSuites-Jacksonville, FL             1,168      5,734       436         0         9           0     1,168      5,743        436
AmeriSuites-Indianapolis, IN               700      4,775       800         0        44           0       700      4,819        800
AmeriSuites-Miami, FL                    1,500      9,387       900         0        96           0     1,500      9,483        900
AmeriSuites-Overland Park, KS            1,300      7,030       900         0        11           0     1,300      7,041        900
AmeriSuites-Richmond, VA                 1,772      9,640       921         0        34           0     1,772      9,673        922
AmeriSuites-Tampa, FL                    1,400      9,786       523         0       212           0     1,400      9,998        523
Construction in Progress                 3,663                           1,905                          5,568
Corporate Office--Memphis, TN                                                0        0          75                    0         75


                                       $80,354   $486,919   $47,598    $1,944   $18,796     $25,280   $82,298   $505,715    $72,878
                                       =======   ========   =======    ======   =======     =======   =======   ========    =======

                                                                Accumulated          Net Book
                                                                Depreciation           Value                         Life Upon
                                                                Building and       Buildings and                       Which
                                                                Improvements;      Improvements;                    Depreciation
                                                                 Furniture &        Furniture &        Date of      In Statement
                                                   Total          Fixtures           Fixtures       Construction    Is Computed
                                                  --------      -------------      --------------   ------------    ------------
Hampton Inn-Birmingham (Mtn. Brook), AL              8,918            153               8,765           1987          7-31 Yrs
Hampton Inn-Birmingham (Vestavia), AL1,057           6,898            131               6,765           1986          7-31 Yrs
Hampton Inn-Chapel Hill, NC                          9,325            171               9,154           1986          7-31 Yrs
Hampton Inn-Charleston, SC                           6,647            133               6,515           1985          7-31 Yrs
Hampton Inn-Colorado Springs, CO                     5,246            100               5,146           1985          7-31 Yrs
Hampton Inn-Columbia, SC                             8,077            165               7,912           1985          7-31 Yrs
Hampton Inn-Aurora, CO                               4,802             96               4,706           1985          7-31 Yrs
Hampton Inn-Detroit (Madison Heights), MI            5,834            108               5,726           1987          7-31 Yrs
Hampton Inn-Dublin, OH                               5,298             99               5,199           1988          7-31 Yrs
Hampton Inn-Kansas City, KS                          5,578            114               5,464           1987          7-31 Yrs
Hampton Inn-Little Rock (North), AR                  7,213            139               7,074           1985          7-31 Yrs
Hampton Inn-Memphis (Poplar), TN                     9,553            174               9,379           1985          7-31 Yrs
Hampton Inn-Memphis (Sycamore), TN                   3,171             68               3,103           1984          7-31 Yrs
Hampton Inn-Nashville (Brentwood), TN                7,485            149               7,336           1985          7-31 Yrs
Hampton Inn-Nashville (Briley Parkway), TN           7,232            155               7,078           1987          7-31 Yrs
Hampton Inn-Richardson, TX                           7,859            140               7,719           1987          7-31 Yrs
Hampton Inn-St. Louis, MO                            5,037            100               4,937           1987          7-31 Yrs
Hampton Inn-Destin, FL                               6,848            137               6,711           1994          7-31 Yrs
Homewood Suites-Germantown, TN                       7,836            171               7,665           1986          7-31 Yrs
Homewood Suites-August, GA                           5,025             98               4,927           1997          7-31 Yrs
Residence Inn-Princeton, NJ                         19,334            212              19,122           1988          7-31 Yrs
AmeriSuites-Cincinnati (Blue Ash), OH                7,641             18               7,623           1990          7-31 Yrs
AmeriSuites-Cincinnati (Forest Park), OH             7,016             18               6,998           1992          7-31 Yrs
AmeriSuites-Columbus, OH                             8,558             23               8,535           1994          7-31 Yrs
AmeriSuites-Flagstaff, AZ                            5,182             16               5,166           1993          7-31 Yrs
AmeriSuites-Jacksonville, FL                         7,347             16               7,331           1996          7-31 Yrs
AmeriSuites-Indianapolis, IN                         6,319             19               6,300           1992          7-31 Yrs
AmeriSuites-Miami, FL                               11,883             29              11,854           1996          7-31 Yrs
AmeriSuites-Overland Park, KS                        9,241             24               9,217           1994          7-31 Yrs
AmeriSuites-Richmond, VA                            12,367             36              12,331           1992          7-31 Yrs
AmeriSuites-Tampa, FL                               11,921             31              11,890           1994          7-31 Yrs
Construction in Progress                             5,568                              5,568
Corporate Office--Memphis, TN                           75              9                  66                         7 Yrs

                                                  --------        -------            --------

                                                  $660,891        $43,819            $617,072
                                                  ========        =======            ========




(a) Reconciliation of Real Estate:
     Balance at December 31, 1995                  $231,324
       Additions during the period                  102,237
                                                   --------
     Balance at December 31, 1996                   333,561
       Additions during the period                  366,840
       Sales during the period                      (39,510)
                                                   --------

     Balance at December 31, 1997                  $660,891
                                                   ========

(b) Reconciliation of Accumulated Depreciation:
      Balance At December 31, 1995                  $12,895
         Depreciation expense during the period      11,464
                                                    -------
      Balance at December 31, 1996                   24,359
         Depreciation expense during the period      19,969
         Depreciation on sales during the period       (509)
                                                    -------

      Balance at December 31, 1997                  $43,819
                                                    =======

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended December 31, 1997 and through the date of this report, there has been no change in the Company's independent accountants, nor have any disagreements with such accountants or reportable events occurred.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference from the section entitled "Proposal One - Election of Class I Director" in the Proxy Statement as to the Company's directors. See also Item 1 -- "Business-Executive Officers of the Company."


ITEM 11.      EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference from the sections entitled "Ownership of the Company's Common Stock" and "Proposal One - Election of Class I Director" in the Proxy Statement.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information  required by this item is incorporated by reference from the section
entitled  "Certain   Relationships  and  Related   Transactions"  in  the  Proxy
Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)    Financial Statements:

The following financial statements and financial statement schedules are located in this report on the pages indicated:

Equity Inns, Inc.                                                           Page
                                                                            ----
         Report of Independent Accountants                                    34
         Consolidated Balance Sheets at December 31, 1997 and 1996            35
         Consolidated Statements of Operations for the years ended
           December 31, 1997, 1996 and 1995                                   36
         Consolidated Statements of Shareholders' Equity for the
           years ended December 31, 1997, 1996 and 1995                       37
         Consolidated Statements of Cash Flows for the years ended
           December 31, 1997, 1996 and 1995                                   39
         Notes to Consolidated Financial Statements                           40
         Schedule III - Real Estate and Accumulated Depreciation
           as of December 31, 1997                                            52

All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)      Reports on Form 8-K:

The following Current Reports on Form 8-K were filed during the last quarter of the period covered by this Report on Form 10-K.

         (1) Current Report on Form 8-K reporting (a) the Company's agreement on September 22, 1997 to acquire ten AmeriSuites brand hotels with an aggregate of 1,239 rooms for a purchase price of approximately $87.0 million, (b) the Company's sale of nine hotels on October 31, 1997 for an aggregate sales price of approximately $46.3 million and (c) the closing of the Company's new $250 million unsecured line of credit on October 10, 1997, such report being dated September 22, 1997 and filed on November 24, 1997 (no financial statements were required to be filed with this report).

         (2) Current Report on Form 8-K reporting the approval and adoption of the Company's Second Amended and Restated Charter, such report being dated October 15, 1997 and filed October 23, 1997 (no financial statements were required to be filed with this report).

         (3) Current Report on Form 8-K reporting the execution of the Underwriting Agreement and opinion of Hunton & Williams as to tax matters in connection with the Company's Fifth Follow-On Offering, such report being both dated and filed November 25, 1997 (no financial statements were required to be filed with this report).

         (4) Current Report on Form 8-K reporting the closing of the Company's acquisition of ten AmeriSuites brand hotels with an aggregate of 1,239 rooms for a purchase price of approximately $87.0 million, such report being dated December 10, 1997 and filed December 24, 1997 (no financial statements were required to be filed with this report).

(c)     Exhibits:

Exhibit
Number            Description
------            -----------
3.1(a)       --   Charter of the Registrant (incorporated by reference to
                  Exhibit 3.1 to the Company's Registration Statement on Form
                  S-11 (Registration No. 33-73304)

3.1(b)       --   Articles of Amendment to the Charter of the Registrant
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Current Report on Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on April 27, 1995)

3.1(c)       --   Articles of Amendment to the Charter of the Registrant
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Current Report on Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on May 31, 1996)

3.1(d)       --   Second Amended and Restated Charter of the Registrant
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Current Report on Form 8-K dated October 15, 1997 Registration
                  No. 0-23290) filed  with the Securities and Exchange
                  Commission on October 23, 1997)

3.2          --   By-Laws of the Registrant (incorporated by reference to
                  Exhibit 3.2 to the Company's Registration Statement on Form
                  S-11 (Registration No. 33-73304)

4.1          --   Form of Share Certificate for the Company's Common Stock,
                  $.01 par value (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-11
                  (Registration No. 33-73304))

4.2(a)       --   Second Amended and Restated Agreement of Limited Partnership
                  of Equity Inns Partnership, L.P. (incorporated by reference to
                  Exhibit 4.1 to the Company's Registration Statement on Form
                  S-3 (Registration No. 33-90364))

4.2(b)       --   Third Amended and Restated Agreement of Limited Partnership of
                  Equity Inns Partnership, L.P. (incorporated by reference to
                  Exhibit 4.1 to the Company's Current Report on Form 8-K dated
                  June 24, 1997 (Registration No. 0-23290) filed with the
                  Securities and Exchange Commission on July 10, 1997)

4.3, 10.1    --   Indenture  dated as of  February  6,  1997  among  EQI
                  Financing  Partnership  I, L.P., as Issuer,  LaSalle  National
                  Bank,  as Trustee,  and ABN AMBRO Bank N.V.,  as Fiscal  Agent
                  (incorporated  by reference  to Exhibit 10.1 to the  Company's
                  Quarterly Report on Form 10-Q  (Registration  No. 0-23290) for
                  the quarter ended March 31, 1997 and filed with the Securities and Exchange Commission on April 30, 1997)

10.2(a)      --   Form of Percentage Lease Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on
                  Form S-11 (Registration No. 33-73304))

10.2(b)      --   Consolidated Lease Amendment dated as of November 15, 1996 between Equity Inns Partnership, L.P. and Crossroads/Memphis
                  Partnership, L.P. (incorporated by reference to Exhibit
                  10.1(a) to the Company's Current Report on Form 8-K
                  (Registration No. 0-23290) filed with the Securities and
                  Exchange Commission on December 13, 1996)

10.2(c)      --   Form of Percentage Lease Amendment between Equity Inns
                  Partnership, L.P. and Crossroads/Future Company, L.L.C.
                  (incorporated by reference to Exhibit 10.1(b) to the Company's
                  Amended Current Report on Form 8-K (Registration No. 0-23290)
                  filed with the Securities and Exchange Commission on July 22,
                  1997)

10.2(d)      --   Form of Percentage Lease Amendment between Equity Inns
                  Partnership, L.P. and Caldwell Holding Corp. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on
                  Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on December 24, 1997)

10.3(a)      --   Equity Inns, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.29(a) to the Company's Registration
                  Statement on Form S-11 (Registration No. 33-80318))

10.3(b)      --   Equity Inns, Inc. Non-Employee Directors' Stock Option Plan
                  (incorporated by reference to Exhibit 10.29(b) to the
                  Company's Registration Statement on Form S-11 (Registration
                  No. 33-80318))

10.4         --   Right of First Refusal Agreement between Wolf River Hotel,
                  L.P. and Equity Inns Partnership, L.P. (incorporated by
                  reference to Exhibit 10.5 to the Company's Registration
                  Statement on Form S-3 (Registration No. 33-93158))

10.5         --   Right of First Refusal Agreement between SAHI I L.P. and
                  Equity Inns Partnership, L.P. (incorporated by reference to
                  Exhibit 10.6 to the Company's Registration Statement on Form
                  S-3 (Registration No. 33-93158))

10.6(a)      --   Credit Agreement between Equity Inns, Inc., Equity Inns Trust,
                  Equity Inns Partnership, L.P., Smith Barney Mortgage Capital
                  Group, Inc., National Bank of Commerce, First National Bank of
                  Chicago, Leader Federal Bank for Savings, AmSouth Bank, First
                  National Bank of Commerce, Bank of Mississippi, Mercantile
                  Bank of St. Louis, First National Bank of Chicago and Smith
                  Barney Mortgage Capital Group, Inc. as collateral agent
                  (incorporated by reference to Exhibit 10.7 to the Company's
                  Annual Report on Form 10-K/A for the year ended December 31,
                  1995 (Registration No. 0-23290) filed with the Securities and
                  Exchange Commission on March 20, 1996)

10.6(b)      --   Unsecured Revolving Credit Agreement dated as of October 10,
                  1997, by and among Equity Inns Partnership, L.P. and Equity
                  Inns/West Virginia Partnership, L.P. as Borrower and The First
                  National Bank of Chicago, Credit Lyonnais New York Branch, and
                  AmSouth Bank as Lenders, Credit Lyonnais New York Branch, as
                  Syndication Agent and The First National Bank of Chicago as
                  Administrative Agent (incorporated by reference to Exhibit
                  10.3 to the Company's Current Report on Form 8-K (Registration
                  No. 0-23290) filed with the Securities and Exchange Commission on November 24, 1997)

10.7         --   Memorandum of Understanding between Promus Hotels, Inc.,
                  Equity Inns, Inc. and McNeill Hotel Co., Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on
                  Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on March 20, 1996)

10.8         --   Agreement of Phillip H. McNeill, Sr. concerning investments of the income of McNeill Hotel Co., Inc. (incorporated by
                  reference to Exhibit 10.2 to the Company's Current Report on
                  Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on March 20, 1996)

10.9         --   Agreement of Phillip H. McNeill, Sr. concerning purchase of
                  250,000 units of limited partnership interest in Equity Inns
                  Partnership, L.P. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Registration No.
                  0-23290) filed with the Securities and Exchange Commission on
                  March 20, 1996)

10.10        --   Agreement of Phillip H. McNeill, Sr. concerning development activities (incorporated by reference to Exhibit 10.4 to the
                  Company's Current Report on Form 8-K (Registration No.
                  0-23290) filed with the Securities and Exchange Commission on
                  March 20, 1996)

10.11        --   Amendment to Agreement of Phillip H. McNeill, Sr. concerning the purchase of 250,000 units of limited partnership interest in Equity Inns Partnership, L.P. (incorporated by reference to
                  Exhibit 10.2 to the Company's Current Report on Form 8-K
                  (Registration No. 0-23290) filed with the Securities and
                  Exchange Commission on March 22, 1996)

10.12        --   Stock Purchase Agreement dated as of May 31, 1996 by and among
                  Equity Inns, Inc., Equity Inns Partnership, L.P. and Promus
                  Hotels, Inc. (incorporated by reference to Exhibit 10.1 to the
                  Company's Current Report on Form 8-K (Registration No.
                  23290) filed with the Securities and Exchange Commission on
                  June 13, 1996)

10.13        --   Development Agreement dated as of May 31, 1996 between Equity
                  Inns Partnership, L.P., Trust Leasing, Inc. and Promus Hotels,
                  Inc. (incorporated by reference to Exhibit 10.2 to the
                  Company's Current Report on Form 8-K (Registration No. 0-
                  23290) filed with the Securities and Exchange Commission on
                  June 13, 1996)

10.14        --   Form of Management Agreement between Equity Inns Partnership,
                  L.P., Trust Leasing, Inc. and Promus Hotels, Inc.
                  (incorporated by reference to Exhibit 10.3 to the Company's
                  Current Report on Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on June 13, 1996)

10.15        --   Guaranty of Leases dated November 15, 1996 by Interstate
                  Hotels Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Registration No.
                  0-23290) filed with the Securities and Exchange Commission on December 13, 1996)

10.16        --   Guaranty of Leases dated November 15, 1996 by Interstate
                  Hotels Corporation (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Registration No.
                  0-23290) filed with the Securities and Exchange Commission on
                  December 13, 1996)

10.17        --   Master Agreement dated as of November 4, 1996 among Equity
                  Inns, Inc., Equity Inns Partnership, L.P., Interstate Hotels
                  Corporation, Crossroads/Memphis Partnership, L.P. and
                  Crossroads Future Company, L.L.C. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K
                  (Registration No. 0-23290) filed with the Securities and
                  Exchange Commission on December 13, 1996)

10.18        --   First Amendment to Master Agreement dated as of November 15,
                  1996 among Equity Inns, Inc., Equity Inns Partnership, L.P.,
                  Interstate Hotels Corporation, Crossroads/Memphis Partnership,
                  L.P. and Crossroads Future Company, L.L.C. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on
                  Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on December 13, 1996)

10.19        --   Second Amendment to Master Agreement dated as of February 6,
                  1997 by Equity Inns, Inc., Equity Inns Partnership, L.P., EQI
                  Financing Partnership 1, L.P., Interstate Hotels Corporation,
                  Crossroads/Memphis Partnership, L.P., Crossroads/Memphis
                  Financing Company, L.L.C., and Crossroads Future Company,
                  L.L.C. (incorporated by reference to Exhibit 10.3 to the
                  Company's Quarterly Report on Form 10-Q Registration No.
                  0-23290) for the quarter ended March 31, 1997 and filed with the Securities and Exchange Commission on April 30, 1997)

10.20        --   Form of Deed of Trust dated as of February 6, 1997 by EQI
                  Financing Partnership 1, L.P. in favor of LaSalle National
                  Bank, as Trustee (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (Registration No.
                  0-23290) for the quarter ended March 31, 1997 and filed with the Securities and Exchange Commission on April 30, 1997)

10.21        --   Credit Agreement dated June 25, 1997, by and among Equity Inns
                  Partnership, L.P. and Equity Inns Trust, The First National
                  Bank of Chicago, Credit Lyonnais, New York Branch and AmSouth
                  Bank of Alabama, as Lenders, Credit Lyonnais, New York Branch,
                  as Documentation Agent and The First National Bank of Chicago,
                  as Administrative Agent and Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on
                  Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on July 10, 1997)

10.22        --   Hotel Asset Purchase Agreement by and between Hudson Hotels
                  Corporation, Hudson Hotels Properties Corp. and Equity Inns
                  Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Registration No.
                  0-23290) filed with the Securities and Exchange Commission on
                  November 24, 1997)

10.23        --   Amendment No. 1 to Hotel Asset Purchase Agreement by and
                  between Hudson Hotels Corporation, Hudson Hotels Properties
                  Corp. and Equity Inns Partnership, L.P. (incorporated by
                  reference to Exhibit 10.2 to the Company's Current Report on
                  Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on November 24, 1997)

10.24        --   Amended and Restated Purchase and Sale Agreement between Prime
                  Hospitality Corp. and Equity Inns Partnership, L.P. dated
                  December 2, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Registration No.
                  0-23290) filed with the Securities and Exchange Commission on
                  December 24, 1997)

10.25        --   Second Purchase and Sale Agreement between Prime Hospitality
                  Corp. and Equity Inns Partnership, L.P. dated December 2, 1997
                  (incorporated by reference to Exhibit 10.2 to the Company's
                  Current Report on Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on December 24,
                  1997)

10.26        --   Third Purchase and Sale Agreement between Prime Hospitality
                  Corp. and Equity Inns Partnership, L.P. dated December 2, 1997
                  (incorporated by reference to Exhibit 10.3 to the Company's
                  Current Report on Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on December 24,
                  1997)

10.27        --   Fourth Purchase and Sale Agreement between Prime Hospitality
                  Corp. and Equity Inns Partnership, L.P. dated December 2, 1997
                  (incorporated by reference to Exhibit 10.4 to the Company's
                  Current Report on Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on December 24,
                  1997)

10.28*       --   Revolving Credit Loan Agreement dated as of November 14, 1997 by and among Equity Inns Partnership, L.P., Equity Inns/West
                  Virginia Partnership, L.P., Equity Inns, Inc., Equity Inns
                  Trust and National Bank of Commerce

21.1*        --   List of subsidiaries of Equity Inns, Inc.

23.1*        --   Consent of Coopers & Lybrand L.L.P.

27.1*        --   Financial Data Schedule (filed electronically with the
                  Securities and Exchange Commission)

--------------
*  Filed herewith.

(d)  Financial Statement Schedules

             The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K. See Item 14 (a).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of March, 1998.

                                             EQUITY INNS, INC.



                                             By:  /s/Phillip H. McNeill, Sr.
                                                  --------------------------
                                                  Phillip H. McNeill, Sr.
                                                  Chairman of the Board and
                                                  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March, 1998.


         Signature                      Title                          Date
         ---------                      -----                          ----
/s/ Phillip H. McNeill, Sr.    Chairman of the Board and          March 11, 1998
---------------------------
Phillip H. McNeill, Sr.        Chief Executive Officer
                               (Principal Executive Officer)
                               and Director

/s/ David L. Levine            President and Chief Operating      March 11, 1998
-------------------
David L. Levine                Officer


/s/ Howard A. Silver           Executive Vice President-Finance,  March 11, 1998
---------------------
Howard A. Silver               Secretary, Treasurer, and Chief
                               Financial Officer (Principal
                               Financial and Accounting Officer)

William A. Deupree, Jr.        Director                           March 11, 1998
---------------------------
William A. Deupree, Jr.


/s/ James A. Thomas III        Director                           March 11, 1998
----------------------
James A. Thomas III


/s/ Joseph W. McLeary          Director                           March 11, 1998
---------------------
Joseph W. McLeary

                                INDEX OF EXHIBITS

Exhibit
Number            Description
3.1(a)       --   Charter of the Registrant (incorporated by reference to
                  Exhibit 3.1 to the Company's Registration Statement on Form
                  S-11 (Registration No. 33-73304)

3.1(b)       --   Articles of Amendment to the Charter of the Registrant
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Current Report on Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on April 27, 1995)

3.1(c)       --   Articles of Amendment to the Charter of the Registrant
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Current Report on Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on May 31, 1996)

3.1(d)       --   Second Amended and Restated Charter of the Registrant
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Current Report on Form 8-K dated October 15, 1997
                  (Registration No. 0-23290) filed  with the Securities and
                  Exchange Commission on October 23, 1997)

3.2          --   By-Laws of the Registrant (incorporated by reference to
                  Exhibit 3.2 to the Company's Registration Statement on Form
                  S-11 (Registration No. 33-73304)

4.1          --   Form of Share Certificate for the Company's Common Stock, $.01
                  par value (incorporated by reference to Exhibit 4.1 to the
                  Company's Registration Statement on Form S-11 (Registration
                  No. 33-73304))

4.2(a)       --   Second Amended and Restated Agreement of Limited Partnership
                  of Equity Inns Partnership, L.P. (incorporated by reference to
                  Exhibit 4.1 to the Company's Registration Statement on Form
                  S-3 (Registration No. 33-90364))

4.2(b)       --   Third Amended and Restated Agreement of Limited Partnership of
                  Equity Inns Partnership, L.P. (incorporated by reference to
                  Exhibit 4.1 to the Company's Current Report on Form 8-K dated
                  June 24, 1997 (Registration No. 0-23290) filed with the
                  Securities and Exchange Commission on July 10, 1997)

4.3, 10.1    --  Indenture  dated as of  February  6,  1997  among  EQI
                  Financing  Partnership  I, L.P., as Issuer,  LaSalle  National
                  Bank,  as Trustee,  and ABN AMBRO Bank N.V.,  as Fiscal  Agent
                  (incorporated  by reference  to Exhibit 10.1 to the  Company's
                  Quarterly Report on Form 10-Q  (Registration  No. 0-23290) for
                  the quarter ended March 31, 1997 and filed with the Securities and Exchange Commission on April 30, 1997)

10.2(a)      --   Form of Percentage Lease Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on
                  Form S-11 (Registration No. 33-73304))

10.2(b)      --   Consolidated Lease Amendment dated as of November 15, 1996 between Equity Inns Partnership, L.P. and Crossroads/Memphis
                  Partnership, L.P. (incorporated by reference to Exhibit
                  10.1(a) to the Company's Current Report on Form 8-K
                  (Registration No. 0-23290) filed with the Securities and
                  Exchange Commission on December 13, 1996)

10.2(c)      --   Form of Percentage Lease Amendment between Equity Inns
                  Partnership, L.P. and Crossroads/Future Company, L.L.C.
                  (incorporated by reference to Exhibit 10.1(b) to the Company's
                  Amended Current Report on Form 8-K (Registration No. 0-23290)
                  filed with the Securities and Exchange Commission on July 22,
                  1997)


10.2(d)      --   Form of Percentage Lease Amendment between Equity Inns
                  Partnership, L.P. and Caldwell Holding Corp. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on
                  Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on December 24, 1997)

10.3(a)      --   Equity Inns, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.29(a) to the Company's Registration
                  Statement on Form S-11 (Registration No. 33-80318))

10.3(b)      --   Equity Inns, Inc. Non-Employee Directors' Stock Option Plan
                  (incorporated by reference to Exhibit 10.29(b) to the
                  Company's Registration Statement on Form S-11 (Registration
                  No. 33-80318))

10.4         --   Right of First Refusal Agreement between Wolf River Hotel,
                  L.P. and Equity Inns Partnership, L.P. (incorporated by
                  reference to Exhibit 10.5 to the Company's Registration
                  Statement on Form S-3 (Registration No. 33-93158))

10.5         --   Right of First Refusal Agreement between SAHI I L.P. and
                  Equity Inns Partnership, L.P. (incorporated by reference to
                  Exhibit 10.6 to the Company's Registration Statement on Form
                  S-3 (Registration No. 33-93158))

10.6(a)      --   Credit Agreement between Equity Inns, Inc., Equity Inns Trust,
                  Equity Inns Partnership, L.P., Smith Barney Mortgage Capital
                  Group, Inc., National Bank of Commerce, First National Bank of
                  Chicago, Leader Federal Bank for Savings, AmSouth Bank, First
                  National Bank of Commerce, Bank of Mississippi, Mercantile
                  Bank of St. Louis, First National Bank of Chicago and Smith
                  Barney Mortgage Capital Group, Inc. as collateral agent
                  (incorporated by reference to Exhibit 10.7 to the Company's
                  Annual Report on Form 10-K/A for the year ended December 31,
                  1995 (Registration No. 0-23290) filed with the Securities and
                  Exchange Commission on March 20, 1996)

10.6(b)      --   Unsecured Revolving Credit Agreement dated as of October 10,
                  1997, by and among Equity Inns Partnership, L.P. and Equity
                  Inns/West Virginia Partnership, L.P. as Borrower and The First
                  National Bank of Chicago, Credit Lyonnais New York Branch, and
                  AmSouth Bank as Lenders, Credit Lyonnais New York Branch, as
                  Syndication Agent and The First National Bank of Chicago as
                  Administrative Agent (incorporated by reference to Exhibit
                  10.3 to the Company's Current Report on Form 8-K (Registration
                  No. 0-23290) filed with the Securities and Exchange Commission on November 24, 1997)

10.7         --   Memorandum of Understanding between Promus Hotels, Inc.,
                  Equity Inns, Inc. and McNeill Hotel Co., Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on
                  Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on March 20, 1996)

10.8         --   Agreement of Phillip H. McNeill, Sr. concerning investments of the income of McNeill Hotel Co., Inc. (incorporated by
                  reference to Exhibit 10.2 to the Company's Current Report on
                  Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on March 20, 1996)


10.9         --   Agreement of Phillip H. McNeill, Sr. concerning purchase of
                  250,000 units of limited partnership interest in Equity Inns
                  Partnership, L.P. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Registration No.
                  0-23290) filed with the Securities and Exchange Commission on
                  March 20, 1996)

10.10        --   Agreement of Phillip H. McNeill, Sr. concerning development activities (incorporated by reference to Exhibit 10.4 to the
                  Company's Current Report on Form 8-K (Registration No.
                  0-23290) filed with the Securities and Exchange Commission on
                  March 20, 1996)

10.11        --   Amendment to Agreement of Phillip H. McNeill, Sr. concerning the purchase of 250,000 units of limited partnership interest in Equity Inns Partnership, L.P. (incorporated by reference to
                  Exhibit 10.2 to the Company's Current Report on Form 8-K
                  (Registration No. 0-23290) filed with the Securities and
                  Exchange Commission on March 22, 1996)

10.12        --   Stock Purchase Agreement dated as of May 31, 1996 by and among
                  Equity Inns, Inc., Equity Inns Partnership, L.P. and Promus
                  Hotels, Inc. (incorporated by reference to Exhibit 10.1 to the
                  Company's Current Report on Form 8-K (Registration No.
                  23290) filed with the Securities and Exchange Commission on
                  June 13, 1996)

10.13        --   Development Agreement dated as of May 31, 1996 between Equity
                  Inns Partnership, L.P., Trust Leasing, Inc. and Promus Hotels,
                  Inc. (incorporated by reference to Exhibit 10.2 to the
                  Company's Current Report on Form 8-K (Registration No. 0-
                  23290) filed with the Securities and Exchange Commission on
                  June 13, 1996)

10.14        --   Form of Management Agreement between Equity Inns Partnership,
                  L.P., Trust Leasing, Inc. and Promus Hotels, Inc.
                  (incorporated by reference to Exhibit 10.3 to the Company's
                  Current Report on Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on June 13, 1996)

10.15        --   Guaranty of Leases dated November 15, 1996 by Interstate
                  Hotels Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Registration No.
                  0-23290) filed with the Securities and Exchange Commission on
                  December 13, 1996)

10.16        --   Guaranty of Leases dated November 15, 1996 by Interstate
                  Hotels Corporation (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Registration No.
                  0-23290) filed with the Securities and Exchange Commission on
                  December 13, 1996)

10.17        --   Master Agreement dated as of November 4, 1996 among Equity
                  Inns, Inc., Equity Inns Partnership, L.P., Interstate Hotels
                  Corporation, Crossroads/Memphis Partnership, L.P. and
                  Crossroads Future Company, L.L.C. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K
                  (Registration No. 0-23290) filed with the Securities and
                  Exchange Commission on December 13, 1996)

10.18        --   First Amendment to Master Agreement dated as of November 15,
                  1996 among Equity Inns, Inc., Equity Inns Partnership, L.P.,
                  Interstate Hotels Corporation, Crossroads/Memphis Partnership,
                  L.P. and Crossroads Future Company, L.L.C. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on
                  Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on December 13, 1996)


10.19        --   Second Amendment to Master Agreement dated as of February 6,
                  1997 by Equity Inns, Inc., Equity Inns Partnership, L.P., EQI
                  Financing Partnership 1, L.P., Interstate Hotels Corporation,
                  Crossroads/Memphis Partnership, L.P., Crossroads/Memphis
                  Financing Company, L.L.C., and Crossroads Future Company,
                  L.L.C. (incorporated by reference to Exhibit 10.3 to the
                  Company's Quarterly Report on Form 10-Q (Registration No.
                  0-23290) for the quarter ended March 31, 1997 and filed with the Securities and Exchange Commission on April 30, 1997)

10.20        --   Form of Deed of Trust dated as of February 6, 1997 by EQI
                  Financing Partnership 1, L.P. in favor of LaSalle National
                  Bank, as Trustee (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (Registration No.
                  0-23290) for the quarter ended March 31, 1997 and filed with the Securities and Exchange Commission on April 30, 1997)

10.21        --   Credit Agreement dated June 25, 1997, by and among Equity Inns
                  Partnership, L.P. and Equity Inns Trust, The First National
                  Bank of Chicago, Credit Lyonnais, New York Branch and AmSouth
                  Bank of Alabama, as Lenders, Credit Lyonnais, New York Branch,
                  as Documentation Agent and The First National Bank of Chicago,
                  as Administrative Agent and Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on
                  Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on July 10, 1997)

10.22        --   Hotel Asset Purchase Agreement by and between Hudson Hotels
                  Corporation, Hudson Hotels Properties Corp. and Equity Inns
                  Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Registration No.
                  0-23290) filed with the Securities and Exchange Commission on
                  November 24, 1997)

10.23        --   Amendment No. 1 to Hotel Asset Purchase Agreement by and
                  between Hudson Hotels Corporation, Hudson Hotels Properties
                  Corp. and Equity Inns Partnership, L.P. (incorporated by
                  reference to Exhibit 10.2 to the Company's Current Report on
                  Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on November 24, 1997)

10.24        --   Amended and Restated Purchase and Sale Agreement between Prime
                  Hospitality Corp. and Equity Inns Partnership, L.P. dated
                  December 2, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Registration No.
                  0-23290) filed with the Securities and Exchange Commission on
                  December 24, 1997)

10.25        --   Second Purchase and Sale Agreement between Prime Hospitality
                  Corp. and Equity Inns Partnership, L.P. dated December 2, 1997
                  (incorporated by reference to Exhibit 10.2 to the Company's
                  Current Report on Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on December 24,
                  1997)

10.26        --   Third Purchase and Sale Agreement between Prime Hospitality
                  Corp. and Equity Inns Partnership, L.P. dated December 2, 1997
                  (incorporated by reference to Exhibit 10.3 to the Company's
                  Current Report on Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on December 24,
                  1997)

10.27        --   Fourth Purchase and Sale Agreement between Prime Hospitality
                  Corp. and Equity Inns Partnership, L.P. dated December 2, 1997
                  (incorporated by reference to Exhibit 10.4 to the Company's
                  Current Report on Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on December 24,
                  1997)


10.28*       --   Revolving Credit Loan Agreement dated as of November 14, 1997 by and among Equity Inns Partnership, L.P., Equity Inns/West
                  Virginia Partnership, L.P., Equity Inns, Inc., Equity Inns
                  Trust and National Bank of Commerce

21.1*        --   List of subsidiaries of Equity Inns, Inc.

23.1*        --   Consent of Coopers & Lybrand L.L.P.

27.1*        --   Financial Data Schedule (filed electronically with the
                  Securities and Exchange Commission)

--------------
* Filed herewith.