Form 10-Q
period 1998-03-31
EQUITY INNS INC
filed 1998-05-01
CIK 916530

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For The Quarterly Period Ended March 31, 1998     Commission File Number 0-23290


                                EQUITY INNS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Tennessee                                               62-1550848
--------------------------------                             -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer)
Incorporation or Organization)                               Identification No.)


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

         The number of shares of Common Stock, $.01 par value, outstanding on April 30, 1998 was 36,228,030.


                                     1 of 17

                                EQUITY INNS, INC.

                                      INDEX



                                                                            PAGE

PART I.      Financial Information

    Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - March 31, 1998
            (unaudited) and December 31, 1997                                  3

         Condensed Consolidated Statements of Operations (unaudited) -
            For the three months ended March 31, 1998 and 1997                 4

         Condensed Consolidated Statements of Cash Flows (unaudited) -
            For the three months ended March 31, 1998 and 1997                 5

         Notes to Condensed Consolidated Financial Statements                  6


    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               9

    Item 3.  Quantitative and Qualitative Disclosure About
             Market Risk                                                      14


PART II.     Other Information


    Item 6.  Exhibits and Reports on Form 8-K                                 15

PART I.  Financial Information
   Item 1.  Financial Statements

                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 31,       December 31,
                                                         1998              1997
                                                     -------------    -------------
                                                      (unaudited)
ASSETS

Investment in hotel properties, net                  $ 619,606,262    $ 617,071,977
Cash and cash equivalents                                6,323,632          190,458
Due from Lessees                                         7,892,638        5,925,109
Note receivable                                          3,884,052        3,884,052
Deferred expenses, net                                   7,147,093        7,275,473
Deposits and other assets                                2,730,272        1,178,028
                                                     -------------    -------------

       Total assets                                  $ 647,583,949    $ 635,525,097
                                                     =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                                 $ 230,871,159    $ 233,206,156
Accounts payable and accrued expenses                   10,878,956       12,467,254
Distributions payable                                   11,602,786       10,645,348
Minority interest in Partnership                        19,084,129       19,034,524
                                                     -------------    -------------

       Total liabilities                               272,437,030      275,353,282
                                                     -------------    -------------

Commitments and contingencies

Shareholders' equity:

Common Stock, $.01 par value, 50,000,000
  shares authorized, 36,230,985 and 34,865,578
  shares issued and outstanding                            362,310          348,656
Preferred Stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding
Additional paid-in capital                             407,099,182      387,133,407
Unearned directors' and officers' compensation            (250,411)        (273,482)
Predecessor basis assumed                               (1,263,887)      (1,263,887)
Distributions in excess of net earnings                (30,800,275)     (25,772,879)
                                                     -------------    -------------

       Total shareholders' equity                      375,146,919      360,171,815
                                                     -------------    -------------

Total liabilities and shareholders' equity           $ 647,583,949    $ 635,525,097
                                                     =============    =============


                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                             For the Three Months Ended
                                                      March 31,
                                                1998          1997
                                             -----------   -----------
Revenue
   Percentage lease revenues                 $21,406,934   $11,777,863
   Other income                                  170,318        17,311
                                             -----------   -----------

       Total revenue                          21,577,252    11,795,174
                                             -----------   -----------

Expenses
   Real estate and personal property taxes     2,433,363     1,309,842
   Depreciation and amortization               6,682,119     3,846,120
   Amortization of loan costs                    212,997       188,969
   Interest                                    4,290,630     2,145,324
   General and administrative                  1,639,809     1,019,135
                                             -----------   -----------

       Total expenses                         15,258,918     8,509,390
                                             -----------   -----------

Income before minority interest                6,318,334     3,285,784

Minority interest                                314,124       119,187
                                             -----------   -----------

Net income                                   $ 6,004,210   $ 3,166,597
                                             ===========   ===========

Net income per common share - basic
   and diluted                               $       .17   $       .13
                                             ===========   ===========

Weighted average number of common shares
   outstanding - diluted                      37,160,000    24,553,000
                                             ===========   ===========






                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                            For the Three Months Ended
                                                                    March 31,
                                                               1998            1997
                                                           ------------    ------------
Cash flows from operating activities:
  Net income                                                $  6,004,210    $  3,166,597
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                            6,682,119       3,846,120
      Amortization of loan costs                                 212,997         188,969
     Amortization of unearned directors' compensation             23,070          23,071
     Directors' compensation                                       8,468
     Minority interest                                           314,124         119,187
      Changes in assets and liabilities:
        Due from Lessees                                      (1,967,529)     (1,520,244)
        Deferred expenses                                       (110,166)         (6,466)
        Deposits and other assets                             (1,552,244)        835,842
        Accounts payable and accrued expenses                   (525,532)       (212,613)
                                                            ------------    ------------
               Net cash provided by operating activities       9,089,517       6,440,463
                                                            ------------    ------------

Cash flows from investing activities:
  Investment in hotel properties                             (44,742,279)
  Improvements and additions to hotel properties              (9,145,727)     (3,092,294)
  Cash paid for franchise applications                          (356,800)
  Cash placed in escrow for acquisitions                     (10,000,000)
                                                            ------------    ------------
                Net cash used by investing activities         (9,145,727)    (58,191,373)
                                                            ------------    ------------

Cash flows from financing activities:
  Gross proceeds from public offering                         20,144,615
  Payment of offering expenses                                (1,042,258)
  Proceeds from exercise of stock options                        112,500
  Distributions paid                                         (10,645,348)     (6,864,126)
  Borrowings under revolving credit facility                  25,950,000      68,040,395
  Payments on revolving credit facility                      (27,750,000)    (94,631,395)
  Borrowings under CMBS credit facility                       88,000,000
  Payments on CMBS credit facility                              (534,570)       (167,293)
  Cash paid for loan costs                                       (45,128)     (2,631,925)
  Payments on capital lease obligations                             (427)           (414)
                                                            ------------    ------------
                Net cash provided by financing activities      6,189,384      51,745,242
                                                            ------------    ------------

Net increase (decrease) in cash and cash equivalents           6,133,174          (5,668)

Cash and cash equivalents at beginning  of period                190,458         128,974
                                                            ------------    ------------

Cash and cash equivalents at end of period                  $  6,323,632    $    123,306
                                                            ============    ============

Supplemental disclosure of noncash investing and financing activities:

During February 1998, the Company issued 69,123 shares of common stock at $15.375 per share to officers of the Company in lieu of cash as a performance bonus. Additionally, the Company issued 406 shares of common stock at $14.75 per share and 160 shares of common stock at $15.50 per share to the independent directors of the Company in lieu of cash as compensation.

At March 31, 1998, $11,602,786 in distributions to shareholders and limited partners had been declared but not paid. The distributions are scheduled to be paid on May 1, 1998. At December 31, 1997, $10,645,348 in distributions to shareholders and limited partners had been declared but not paid.

At March 31, 1997, $6,901,439 in distributions to shareholders and limited partners had been declared but not paid. The distributions were paid on May 2, 1997. At December 31, 1996, $6,864,126 in distributions to shareholders and limited partners had been declared but not paid.

                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                              --------------------

1.     Organization and Basis of Presentation

       Equity Inns, Inc. (the "Company") was incorporated on November 24, 1993. The Company is a self-administered real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at March 31, 1998 owned an approximate 95.2% interest in the Partnership. The Company was formed to acquire equity interests in hotel properties and at March 31, 1998 owned, through the Partnership, 89 hotel properties with a total of 10,777 rooms in 30 states.

       The Partnership, under operating leases providing for the payment of percentage rent (the "Percentage Leases"), leased 25 of the current hotels to Crossroads/Memphis Partnership, L.P., 31 of the current hotels to Crossroads Future Company, L.L.C. and 23 of the current hotels to Crossroads/Memphis Financing Company, L.L.C. (referred to collectively as "Crossroads"). Each of these lessees is an affiliate of Interstate Hotels Company ("Interstate"). All payments due under these Percentage Leases are guaranteed by Interstate. The Partnership leased 10 hotels to Caldwell Holding Company ("Caldwell"), a wholly-owned subsidiary of Prime Hospitality Corporation ("Prime"). Caldwell is required, under the terms of its master lease agreement, to maintain 20% of the expected annual percentage rents in cash or marketable securities. All hotels owned by the Company are leased to Crossroads and Caldwell (collectively, the "Lessees" and individually as a "Lessee"). The Lessees operate and lease hotels owned by the Partnership pursuant to separate Percentage Leases which provide for rent payments equal to the greater of (i) a fixed base rent ("Base Rent") or (ii) percentage rent based on the revenues of the hotels ("Percentage Rent").

       During the quarter ended March 31, 1998, the Company did not acquire any additional hotel properties.

       On February 18, 1998, the Company sold 641,556 shares of common stock, $.01 par value ("Common Stock") to Prudential Securities, Incorporated. The offering price was $15.81 per share, resulting in gross proceeds of approximately $10,100,000. On March 30, 1998, the Company sold 645,162 shares of Common Stock to J.C. Bradford & Co. The offering price was $15.50 per share, resulting in gross proceeds of approximately $10,000,000. The Company received approximately $19,100,000 after underwriters' discounts and offering expenses from the combined offerings.

       These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company's 1997 Annual Report on Form 10-K. The accompanying condensed

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


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

       A reconciliation of the numerator and denominator used in the basic earnings per share computation to the numerator and denominator used in the diluted earnings per share computation is presented below for the three months ended March 31, 1998 and 1997.

                                              For the Three Months Ended March 31,
                                           1998                                  1997
                          --------------------------------------   -----------------------------------
                            Income        Shares      Per Share      Income      Shares      Per Share
                          (Numerator)  (Denominator)    Amount     (Numerator) (Denominator)   Amount
                           ----------  -------------  ---------    ----------- ------------- ---------

Net income - basic         $6,004,210   35,221,367    $     .17    $3,166,597   24,511,000   $     .13
Dilutive effect of
   potential conversion
   or partnership units
   and elimination of
   minority interest          314,124    1,842,520                    119,187
Dilutive effect of stock
   options outstanding
   using the treasury
   stock method                             96,234                                  42,000
                           ----------   ----------   -----------   ----------   ----------   ---------

Net income-diluted         $6,318,334   37,160,121   $      .17    $3,285,784   24,553,000   $     .13
                           ==========   ==========   ===========   ==========   ==========   =========

3.     Debt

       Debt is comprised of the following at March 31, 1998:

             Commercial Mortgage Bonds                           $ 85,748,526
             Unsecured Line of Credit                             145,050,000
             Other                                                     72,633
                                                                 ------------

                                                                 $230,871,159
                                                                 ============

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------



3.     Debt, continued

       The Company's $250 million unsecured line of credit (the "Unsecured Line of Credit") bears interest at a variable rate of LIBOR plus 1.4%, 1.5%, 1.625%, or 1.75% as determined by the Company's percentage of total debt to the total value of the Company's investment in hotel properties, as defined in the loan agreement (the "Percentage"). The Percentage is reviewed quarterly, and the interest rate is adjusted as necessary. At March 31, 1998, the interest rate on the Unsecured Line of Credit was LIBOR (5.69% at March 31, 1998) plus 1.625%. The Unsecured Line of Credit has a three-year term, expiring in October 2000, plus a one-year renewal option.

4.     Subsequent Events

       The following hotels were acquired by the Company subsequent to March 31, 1998:

         Date of                                            # of       Cost
       Acquisition               Property                   Rooms  (in millions)
       -----------       ------------------------------     -----  -------------
       April 14, 1998    Hampton Inn-San Antonio, Texas      169       $12.6
       April 15, 1998    Homewood Suites-Cincinnati
                           (Sharonville), Ohio               111         7.7
       April 28, 1998    Residence Inn-Boise, Idaho          104         7.0
       April 28, 1998    Residence Inn-Portland, Oregon      168        23.5

       On April 14, 1998, the Partnership issued 123,457 Units valued at approximately $1.9 million in conjunction with the purchase of the San Antonio hotel. On April 14, 1998, 2,050 shares of Common Stock were issued upon redemption of Units.

       On April 21, 1998, the Company announced that it signed a definitive agreement to merge with RFS Hotel Investors, Inc. ("RFS") in a stock transaction in which each share of RFS will be exchanged for shares of the Company. Under the terms of the agreement each RFS shareholder will receive 1.5 Equity Inns shares for each RFS share, providing the Company's average stock price is between $14 and $17 per share during an agreed upon 20-day measurement period. If the Company's average stock price during that period exceeds $17 per share, the exchange ratio will be adjusted to provide RFS shareholders with $25.50 worth of Equity Inns' stock for each share of RFS stock.

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations



                                   BACKGROUND

The Company commenced operations on March 1, 1994 upon completion of the Company's initial public offering (the "IPO") and the simultaneous acquisition of eight Hampton Inn hotel properties with 995 rooms. Since the IPO, the Company has actively implemented its acquisition strategy. The following chart summarizes information regarding the Company's hotels at March 31, 1998:

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
                                                  ==                    ======

In order for the Company to qualify as a REIT, neither the Company nor the Partnership can operate hotels. Therefore, the Partnership leases the Hotels to the Lessees pursuant to the Percentage Leases. The Partnership's, and therefore the Company's, principal source of revenue is lease payments by the Lessees under the Percentage Leases. Percentage Rent is based primarily upon the Hotels' room revenue, and to a lesser extent, when applicable, food and beverage revenue.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued




RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997

The increase in Percentage Lease revenue for the three months ended March 31, 1998 over the comparable period last year is the result of (i) the number of hotels increasing from 55 at March 31, 1997 to 89 at March 31, 1998 and (ii) to a lesser extent, increased Percentage Lease revenue for the Hotels owned throughout both periods. On a comparable basis, the increase in Percentage Lease revenue was caused by an increase in revenue per available room ("REVPAR") for Hotels owned by the Company throughout both periods of 3.9% to $46.51 from $44.78. In addition, for hotels, on a pro forma basis, which were in operation for the full quarter in both 1998 and 1997, REVPAR (on a pro forma basis) increased to $47.52 from $46.58, an increase of 2.0%.

Real estate and personal property taxes and depreciation and amortization increased over the comparable period in 1997 due to the increase in the number of hotel properties owned by the Company, from 55 properties at March 31, 1997 to 89 properties at March 31, 1998.

General and administrative expenses increased primarily as a result of (i) increased legal and professional fees resulting from the Company's growth; (ii) increases in number of hotels owned subject to ground leases; and (iii) increased corporate staff and related expenses.

Interest expense increased $2,145,306 in the three months ended March 31, 1998 over the comparable period in 1997. The increase was due primarily to an increase in the average outstanding balance of the Company's debt from $116 million for the three months ended March 31, 1997 to $232 million for the three months ended March 31, 1998. Average interest rates increased slightly, from 7.5% to 7.6% for the quarter ended March 31, 1998.

Funds From Operations were $12,929,776 or $0.35 per share for the three months ended March 31, 1998, compared to $7,070,545 or $0.29 per share for the three months ended March 31, 1997. The Company considers Funds From Operations to be a key measure of a REIT's performance and believes that Funds From Operations should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                        RESULTS OF OPERATIONS, Continued

The following is a reconciliation of income before minority interest to Funds From Operations:

                                                          Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                          1998          1997
                                                      -----------    ----------
   Income before minority interest                    $ 6,318,334    $3,285,784
   Add:
      Depreciation of buildings, furniture
        and equipment                                   6,611,442     3,784,761
                                                      -----------    ----------

   Funds From Operations                              $12,929,776    $7,070,545
                                                      ===========    ==========

   Weighted average number of outstanding shares of
     Common Stock and Units of the Partnership         37,160,120    24,553,139
                                                      ===========    ==========

   Funds From Operations per Share and Unit           $       .35    $      .29
                                                      ===========    ==========


                         LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash to meet its cash requirements, including distributions to its shareholders, is its cash distributions from the Partnership. The Partnership receives cash payments from the Lessees pursuant to the Percentage Leases. The Company's liquidity, including its ability to make distributions to shareholders, is dependent upon the Lessees' ability to make payments under the Percentage Leases. All of Crossroads' lease obligations are guaranteed by Interstate. The Company's other Lessee, Caldwell, is required, under the terms of its master lease agreement, to maintain 20% of its expected annual percentage rents generated from the Percentage Leases in cash or marketable securities.

Cash and cash equivalents as of March 31, 1998 were $6,323,632, compared to $190,458 at December 31, 1997. The increase in cash at March 31, 1998 is due to the receipt of proceeds from the Company's latest equity offering, which were applied to debt maturing in early April 1998. Additionally, all of the March 31, 1998 receivable due from the Lessees was received in April 1998. Net cash provided by operating activities for the three months ended March 31, 1998 was $9,089,517.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                   LIQUIDITY AND CAPITAL RESOURCES, Continued

The Company intends to make additional investments in hotel properties and may incur, or cause the Partnership to incur, indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's Charter currently limits aggregate indebtedness to 45% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness. The Company has submitted to its shareholders for consideration at the Company's annual meeting to be held on May 14, 1998, a proposal to delete this debt limitation from the Company's Charter. At March 31, 1998, the Company had outstanding debt of approximately $230.9 million, including $85.8 million under the Bonds, and $145.1 million under the Unsecured Line of Credit, leaving approximately $104.9 million available under the Unsecured Line of Credit for future acquisitions. The Company's consolidated indebtedness was 34.4% of its investments in hotels, at cost, at March 31, 1998.

During the three months ended March 31, 1998, the Company invested approximately $9.1 million to fund capital improvements to its properties, including replacement of carpets, drapes, renovation of common areas and improvement of hotel exteriors. Most of these capital improvements were required by the franchisors on hotels that the Company purchased as part of the franchisors' product improvement plans ("PIPs"). The Company took the PIPs into consideration when negotiating the prices for these properties. In addition, the Company has committed to fund approximately $16.1 million during the remainder of 1998 for capital improvements. The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowing under the Unsecured Line of Credit. Under the Unsecured Line of Credit and the Bonds, the Partnership has agreed to fund a minimum of 4% of room revenues per quarter on a cumulative basis, for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the hotels. Management believes that these amounts will be sufficient to fund required expenditures for the term of the Percentage Leases for the capital improvements anticipated. Recurring repairs and maintenance are performed by the Lessees.

During the three months ended March 31, 1998, the Partnership declared distributions in the aggregate of $11,602,786 to its partners, including the Trust, or $.31 per Unit, and the Company declared distributions in the aggregate of $11,031,605, or $.31 per share to its shareholders, with such distributions being payable on May 1, 1998.

On April 21, 1998, the Company announced that it signed a definitive agreement to merge with RFS Hotel Investors, Inc. ("RFS") in a stock transaction in which each share of RFS will be exchanged for shares of the Company. Under the terms of the agreement each RFS shareholder will receive 1.5 Equity Inns shares for each RFS share, providing the Company's average stock price is between $14 and $17 per share during an agreed upon 20-day measurement period. If the Company's average

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued




                   LIQUIDITY AND CAPITAL RESOURCES, Continued

stock price during that period exceeds $17 per share, the exchange ratio will be adjusted to provide RFS shareholders with $25.50 worth of Equity Inns' stock for each share of RFS stock.

The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowing under its Unsecured Line of Credit. The Company believes that its net cash provided by operations will be adequate to fund both operating requirements and payment of dividends by the Company in accordance with REIT requirements.

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowing, the issuance of additional equity securities of the Company, or, in connection with acquisitions of hotel properties, issuance of Units in the Partnership. Pursuant to the Partnership Agreement for the Partnership, holders of Units have the right to require the Partnership to redeem their Units. During the three months ended March 31, 1998, no Units were tendered for redemption. Pursuant to the Partnership Agreement, the Company has the option to redeem Units tendered for redemption on a one-for-one basis for shares of Common Stock or for an equivalent amount of cash. The Company anticipates that it will acquire any Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock.


                                    INFLATION

Operators of hotels, including the Lessees and any third-party manager retained by the Lessees, in general possess the ability to adjust room rates quickly. However, competitive pressures have limited and may in the future limit the ability of the Lessees and any third-party manager retained by the Lessees to raise room rates in response to inflation.

                                   SEASONALITY

The hotel industry is seasonal in nature. The Hotels' operations historically reflect higher occupancy rates and ADR during the second and third quarters. This seasonality can be expected to cause fluctuations in the Partnership's quarterly revenue to the extent that it receives Percentage Rent. To the extent that cash flow from operating activities from the Hotels for a quarter is insufficient to generate Percentage Lease revenue necessary to fund all of the distributions for such quarter, the Company may maintain the annual distribution rate by funding seasonal-related shortfalls with available cash or borrowing under the Unsecured Line of Credit.

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



Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits -- The following exhibit is filed in this Quarterly Report on Form 10-Q.

         27 Financial Data Schedule (filed only electronically with the Securities and Exchange Commission)

     (b) Reports on Form 8-K -- The Company filed the following Current Reports on Form 8-K during the period covered by this Quarterly Report on Form 10-Q:

          (i) Current Report on Form 8-K dated January 20, 1998 and filed on February 6, 1998, reporting the Company's alliance with U.S. Franchise Systems, Inc. (no financial information required);

          (ii) Current Report on Form 8-K dated February 12, 1998 and filed on February 13, 1998, reporting the filing of certain exhibits in connection with the Company's public offering of 641,556 shares of Common Stock (no financial information required); and

          (iii) Current Report on Form 8-K dated March 25, 1998 and filed on March 26, 1998, reporting the filing of certain exhibits in connection with the Company's public offering of 645,162 shares of Common Stock (no financial information required).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Equity Inns, Inc.



 May 1, 1998                        By:  /s/Howard A. Silver
 -----------                        --------------------------------------------
    Date                            Howard A. Silver
                                    Executive Vice President, Secretary,
                                    Treasurer, and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                    EXHIBITS



Exhibit
Number    Description
-------   -----------

27        Financial Data Schedule (filed only electronically with the SEC)
