Form 10-Q/A
period 1998-03-31
EQUITY INNS INC
filed 1998-05-27
CIK 916530

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

           Amended Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


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

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                             For the Three Months Ended
                                                     March 31,
                                                 1998         1997
                                             -----------   -----------

Revenue
   Percentage lease revenues                 $21,406,934   $11,777,863
   Other income                                  170,318        17,311
                                             -----------   -----------

       Total revenue                          21,577,252    11,795,174
                                             -----------   -----------

Expenses
   Real estate and personal property taxes     2,433,363     1,309,842
   Depreciation and amortization               6,682,119     3,846,120
   Amortization of loan costs                    212,997       188,969
   Interest                                    4,290,630     2,145,324
   General and administrative                  1,639,809     1,019,135
                                             -----------   -----------

       Total expenses                         15,258,918     8,509,390
                                             -----------   -----------

Income before minority interest                6,318,334     3,285,784

Minority interest                                314,124       119,187
                                             -----------   -----------

Net income                                   $ 6,004,210   $ 3,166,597
                                             ===========   ===========

Net income per common share - basic
   and diluted                               $       .17   $       .13
                                             ===========   ===========

Weighted average number of common shares
   outstanding - diluted                      37,160,000    24,595,000
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

       On February 18, 1998, the Company sold 641,556 shares of common stock, $.01 par value ("Common Stock") to Prudential Securities Incorporated. The offering price was $15.81 per share, resulting in gross proceeds of approximately $10,100,000. On March 30, 1998, the Company sold 645,162 shares of Common Stock to J.C. Bradford & Co. The offering price was $15.50 per share, resulting in gross proceeds of approximately $10,000,000. The Company received approximately $19,100,000 after underwriters' discounts and offering expenses from the combined offerings.

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

                                                         For the Three Months Ended March 31,
                                                      1998                                     1997
                                 ----------------------------------------     ---------------------------------------
                                     Income          Shares     Per Share       Income         Shares       Per Share
                                 (Numerator)     (Denominator)    Amount      (Numerator)   (Denominator)     Amount
                                 -----------     -------------  ---------     -----------   -------------   ---------

       Net income - basic         $6,004,210       35,221,367       $.17      $3,166,597     23,693,278       $.13
       Dilutive effect of
          potential conversion
          or partnership units
          and elimination of
          minority interest          314,124        1,842,520                    119,187        859,861
       Dilutive effect of stock
          options outstanding
          using the treasury
          stock method                                 96,234                                    41,991
                                  ----------       ----------       ----      ----------     ----------       -----

       Net income-diluted         $6,318,334       37,160,121       $.17      $3,285,784     24,595,130       $.13
                                  ==========       ==========       ====      ==========     ==========       ====

3.     Debt

       Debt is comprised of the following at March 31, 1998:

                  Commercial Mortgage Bonds                         $ 85,748,526
                  Unsecured Line of Credit                           145,050,000
                  Other                                                   72,633
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

4.     Subsequent Events

       The following hotels were acquired by the Company subsequent to March 31, 1998:

          Date of                                           # of       Cost
        Acquisition                Property                 Rooms  (in millions)
       --------------    ------------------------------     -----  -------------
       April 14, 1998    Hampton Inn-San Antonio, Texas      169      $12.6
       April 15, 1998    Homewood Suites-Cincinnati
                           (Sharonville) Ohio                111        7.7
       April 28, 1998    Residence Inn-Boise, Idaho          104        7.0
       April 28, 1998    Residence Inn-Portland, Oregon      168       23.5

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                        RESULTS OF OPERATIONS, Continued

The following is a reconciliation of income before minority interest to Funds From Operations:

                                                          Three Months Ended
                                                               March 31,
                                                          1998           1997
                                                      -----------     ----------
       Income before minority interest                $ 6,318,334     $3,285,784
       Add:
           Depreciation of buildings, furniture
                and equipment                           6,611,442      3,784,761
                                                      -----------     ----------

       Funds From Operations                          $12,929,776     $7,070,545
                                                      ===========     ==========

       Weighted average number of outstanding
           shares of Common Stock and Units of
           the Partnership                             37,160,121     24,595,130
                                                      ===========     ==========

       Funds From Operations per Share and Unit       $       .35     $      .29
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

          (ii) Current Report on Form 8-K dated February 12, 1998 and filed on February 13, 1998, reporting the filing of certain exhibits in connection with the Company's public offering of 641,556 shares of Common Stock (no financial information required); and

          (iii) Current Report on Form 8-K dated March 25, 1998 and filed filed on March 26, 1998, reporting the filing of certain exhibits in connection with the Company's public offering of 645,162 shares of Common Stock (no financial information required).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Equity Inns, Inc.



May 27, 1998                            By:  /s/Howard A. Silver
-------------                           ----------------------------------------
    Date                                Howard A. Silver
                                        Executive Vice President, Secretary,
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial Accounting Officer)

                                    EXHIBITS

Exhibit
Number          Description
------          -----------

27              Financial Data Schedule (filed only electronically with the SEC)