Form 10-Q
period 1998-06-30
EQUITY INNS INC
filed 1998-08-14
CIK 916530

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For The Quarterly Period Ended June 30, 1998      Commission File Number 0-23290


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

                        X   Yes              No
                      ----              ----

         The number of shares of Common Stock, $.01 par value, outstanding on August 9, 1998 was 36,408,319.


                                     1 of 26

                                EQUITY INNS, INC.

                                      INDEX

                                                                            PAGE

PART I.           Financial Information

   Item 1.  Financial Statements


          Condensed Consolidated Balance Sheets - June 30, 1998
            (unaudited) and December 31, 1997                                  3

          Condensed Consolidated Statements of Operations (unaudited) -
            For the three months ended June 30, 1998 and 1997                  4

          Condensed Consolidated Statements of Cash Flows (unaudited) -
            For the three months ended June 30, 1998 and 1997                  5

          Notes to Condensed Consolidated Financial Statements                 7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               14

   Item 3.  Quantitative and Qualitative Disclosure About Market Risk         22


PART II.      Other Information

   Item 4.    Submission of Matters to a Vote of Security Holders             23

   Item 6.    Exhibits and Reports on Form 8-K                                23

PART I.  Financial Information
   Item 1.  Financial Statements

                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       June 30,    December 31,
                                                         1998          1997
                                                     ------------  -------------
                                                     (unaudited)
ASSETS

Investment in hotel properties, net                  $776,019,221  $617,071,977
Cash and cash equivalents                                 326,875       190,458
Due from Lessees                                       13,191,804     5,925,109
Note receivable                                         3,884,052     3,884,052
Deferred expenses, net                                  6,913,408     7,275,473
Deposits and other assets                               2,794,334     1,178,028
                                                     ------------  ------------

       Total assets                                  $803,129,694  $635,525,097
                                                     ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                                 $316,633,905  $233,206,156
Accounts payable and accrued expenses                  12,800,450    12,467,254
Dividends and distributions payable                    11,948,492    10,645,348
Deferred lease revenue (Note 2)                        20,521,170
Minority interest in Partnership                       18,782,712    19,034,524
                                                     ------------  ------------

       Total liabilities                              380,686,729   275,353,282
                                                     ------------  ------------

Commitments and contingencies

Shareholders' equity:

Common Stock, $.01 par value, 50,000,000
  shares authorized, 36,266,467 and 34,865,578
  shares issued and outstanding, respectively             362,665       348,656
Preferred Stock, $.01 par value, 10,000,000
  shares authorized,  2,750,000 shares of 9 1/2%
  Series A Preferred Stock issued and outstanding      68,750,000
Additional paid-in capital                            405,796,246   387,133,407
Unearned directors' and officers' compensation           (160,220)     (273,482)
Predecessor basis assumed                              (1,263,887)   (1,263,887)
Distributions in excess of net earnings               (51,041,839)  (25,772,879)
                                                     ------------  ------------

       Total shareholders' equity                     422,442,965   360,171,815
                                                     ------------  ------------

Total liabilities and shareholders' equity           $803,129,694  $635,525,097
                                                     ============  ============

                     The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                        ---------------------------------


                                                 Three Months Ended             Six Months Ended
                                                       June 30,                      June 30,
                                            ----------------------------   ----------------------------
                                                1998            1997           1998            1997
                                            ------------    ------------   ------------    ------------

Revenues
  Lease revenue (Note 2)                    $ 15,422,136    $ 15,713,892   $ 28,936,432    $ 27,491,755
  Other income                                   186,261         324,632        356,579         341,943
                                            ------------    ------------   ------------    ------------

    Total revenues                            15,608,397      16,038,524     29,293,011      27,833,698
                                            ------------    ------------   ------------    ------------

Expenses
  Real estate and personal property taxes      2,922,571       1,647,708      5,355,934       2,957,550
  Depreciation and amortization                7,287,011       4,493,384     13,969,130       8,339,504
  Amortization of loan costs                     210,201         238,049        423,198         427,018
  Interest                                     5,027,133       2,496,476      9,317,763       4,641,800
  General and administrative                   1,631,544       1,208,726      3,271,353       2,227,861
                                            ------------    ------------   ------------    ------------

    Total expenses                            17,078,460      10,084,343     32,337,378      18,593,733
                                            ------------    ------------   ------------    ------------

Income (loss) before minority interest        (1,470,063)      5,954,181     (3,044,367)      9,239,965

Minority interest                                (80,202)        207,964       (158,472)        327,151
                                            ------------    ------------   ------------    ------------

Net income (loss)                             (1,389,861)      5,746,217     (2,885,895)      8,912,814

Preferred stock dividends                        108,854         108,854
                                            ------------    ------------   ------------    ------------

Net income (loss) applicable to
  common shareholders (Note 2)              $ (1,498,715)   $  5,746 217   $ (2,994,749)   $  8,912,814
                                            ============    ============   ============    ============

Net income (loss) per common share-
  basic and diluted (Note 2)                $       (.04)   $        .22   $       (.08)   $        .35
                                            ============    ============   ============    ============

Weighted average number of
  common shares outstanding-diluted           38,176,000      27,620,000     37,623,000      26,116,000
                                            ============    ============   ============    ============




                     The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               For the Six Months Ended
                                                                       June  30,
                                                                  1998             1997
                                                            -------------    -------------

Cash flows from operating activities:
  Net income (loss) applicable to common shareholders       $  (2,994,749)   $   8,912,814
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                            13,969,130        8,339,503
      Amortization of loan costs                                  423,198          427,018
     Amortization of unearned directors' compensation              39,762           46,142
     Directors' compensation                                       29,943
     Minority interest                                           (158,472)         327,151
      Changes in assets and liabilities:
        Due from Lessees                                       (7,266,695)      (4,675,350)
        Deferred lease revenue                                 20,521,170
        Deferred expenses                                          (8,750)          (6,466)
        Deposits and other assets                              (1,616,306)        (487,179)
        Accounts payable and accrued expenses                   1,395,962        5,175,908
        Preferred dividends payable                               108,854
                                                            -------------    -------------
              Net cash provided by operating activities        24,443,047       18,059,541
                                                            -------------    -------------

Cash flows from investing activities:
  Investment in hotel properties                             (145,583,927)    (222,482,927)
  Improvements and additions to hotel properties              (14,464,854)      (9,242,682)
  Cash paid for franchise applications                           (179,437)      (2,018,650)
                                                            -------------    -------------
              Net cash used by investing activities          (160,228,218)    (233,744,259)
                                                            -------------    -------------

Cash flows from financing activities:
  Gross proceeds from public offering of common stock          20,144,615      108,769,513
  Gross proceeds from public offering of preferred stock       68,750,000
  Payment of offering expenses                                 (3,450,515)      (6,474,036)
  Proceeds from exercise of stock options                         112,500
  Distributions paid                                          (22,248,134)     (13,765,565)
  Borrowings under revolving credit facility                  123,475,000      194,095,395
  Payments on revolving credit facility                       (49,725,000)    (151,010,395)
  Borrowings under CMBS credit facility                                         88,000,000
  Payments on CMBS credit facility                             (1,078,418)        (674,968)
  Payments on debt assumed                                        (39,158)
  Cash paid for loan costs                                        (17,582)      (3,132,839)
  Payments on capital lease obligations                            (1,720)            (414)
                                                            -------------    -------------
                Net cash provided by financing activities     135,921,588      215,806,691
                                                            -------------    -------------

Net increase in cash and cash equivalents                         136,417          121,973

Cash and cash equivalents at beginning  of period                 190,458          128,974
                                                            -------------    -------------

Cash and cash equivalents at end of period                  $     326,875    $     250,947
                                                            =============    =============

Supplemental disclosure of noncash investing and financing activities:

During February 1998, the Company issued 69,123 shares of common stock at $15.375 per share to officers of the Company in lieu of cash as a performance bonus.

Additionally, during the six month period ending June 30, 1998, the Company issued 508 shares of common stock at $14.75 per share; 160 shares at $15.50 per share; 729 shares at $15.44; 164 shares at $15.19; 243 shares at $15.38; and 182 shares at $13.69 to the independent directors of the Company in lieu of cash as compensation.

At June 30, 1998, $11,839,638 in distributions to common shareholders and limited partners had been declared but not paid. The distributions were paid on August 3, 1998. At December 31, 1997, $10,645,348 in distributions to shareholders and limited partners had been declared but not paid.

At June 30, 1997, $9,266,670 in distributions to shareholders and limited partners had been declared but not paid. The distributions were paid on August 1, 1997. At December 31, 1996, $6,864,126 in distributions to shareholders and limited partners had been declared but not paid.

In April 1998, 123,457 limited partnership units valued at $1,925,912 were issued as part of the total acquisition cost of a Hampton Inn hotel in San Antonio, Texas. Of this amount, $717,080 was allocated to minority interest and additional paid-in capital, respectively.

In April 1998, the Company assumed two mortgage notes payable totaling approximately $10.8 million in connection with the purchase of two hotels.







































                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                              --------------------

1.     Organization and Basis of Presentation

       Equity Inns, Inc. (the "Company") was incorporated on November 24, 1993. The Company is a self-administered real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at June 30, 1998 owned an approximate 95.0% interest in the Partnership. The Company was formed to acquire equity interests in hotel properties and at June 30, 1998 owned, through the Partnership, 104 hotel properties with a total of 12,739 rooms in 35 states.

       At June 30, 1998, the Partnership, under operating leases providing for the payment of percentage rent (the "Percentage Leases"), leased 25 of the current hotels to Crossroads/Memphis Partnership, L.P., 34 of the current hotels to Crossroads Future Company, L.L.C. and 23 of the current hotels to Crossroads/Memphis Financing Company, L.L.C. (referred to collectively as "Crossroads"). Each of these lessees is an affiliate of Interstate Hotels Company ("Interstate"). All payments due under these Percentage Leases are guaranteed by Interstate. At June 30, 1998, the Partnership leased 19 hotels to Caldwell Holding Company ("Caldwell"), a wholly-owned subsidiary of Prime Hospitality Corporation ("Prime"). Caldwell is required, under the terms of its master lease agreement, to maintain 20% of the expected annual percentage rents in cash or marketable securities. The Partnership leases 101 of the hotels owned by the Company at June 30, 1998 to Crossroads and Caldwell (collectively, the "Lessees" and individually, a "Lessee"). The Lessees operate and lease hotels owned by the Partnership pursuant to separate Percentage Leases which provide for rent payments equal to the greater of (i) a fixed base rent ("Base Rent") or (ii) percentage rent based on the revenues of the hotels ("Percentage Rent"). The remaining three hotels are operated pursuant to management agreements, two of which are operated by Interstate and one is operated by CapStar Hotel Co. On June 2, 1998, Interstate was acquired by Patriot American Hospitality, Inc., a publicly traded hotel REIT.

       On April 21, 1998, the Company announced that it had signed a definitive agreement to merge with RFS Hotel Investors, Inc. ("RFS") in a stock transaction in which each share of RFS will be exchanged for shares of Common Stock of the Company ("Common Stock"). Under the terms of the agreement, each RFS shareholder will receive 1.5 shares of Common Stock for each RFS share, providing the Company's average stock price is between $14 and $17 per share during an agreed upon 20-day measurement period prior to the closing of the merger. If the Company's average stock price during that period exceeds $17 per share, the exchange ratio will be adjusted to provide RFS shareholders with $25.50 worth of Common Stock for each share of RFS stock. If the average stock price during such period is less than $14, then either the Company or RFS may terminate the agreement. The merger is subject to approval of the shareholders of the Company and RFS and other conditions.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


1.     Organization and Basis of Presentation, Continued

       During the quarter ended June 30, 1998, the Company acquired the following hotel properties:

          Date of                                           # of       Cost
       Acquisition            Property                      Rooms  (in millions)
       -----------            --------                      -----  -------------

       April 14, 1998  Hampton Inn-San Antonio, Texas        169         $  12.6
       April 15, 1998  Homewood Suites-Sharonville
                         (Cincinnati), Ohio                  111             7.8
       April 28, 1998  Residence Inn-Portland, Oregon        168            23.5
       April 28, 1998  Residence Inn-Boise, Idaho            104             7.0
       May 8, 1998     Residence Inn-Somers Point, New
                         Jersey                              120             8.1
       June 26, 1998   AmeriSuites-Albuquerque, New
                         Mexico                              128             9.5
       June 26, 1998   AmeriSuites-Baltimore, Maryland       128            10.0
       June 26, 1998   AmeriSuites-Baton Rouge, Louisiana    128            10.9
       June 26, 1998   AmeriSuites-Birmingham, Alabama       128             7.7
       June 26, 1998   AmeriSuites-Las Vegas, Nevada         202            19.1
       June 26, 1998   AmeriSuites-Memphis, Tennessee        128             8.4
       June 26, 1998   AmeriSuites-Miami, Florida             67            10.5
       June 26, 1998   AmeriSuites-Minneapolis, Minnesota    128             9.6
       June 26, 1998   AmeriSuites-Nashville, Tennessee      128            11.2
                                                           -----          ------

                                                           1,837          $155.9
                                                           =====          ======

       Also during the quarter ended June 30, 1998, the Company completed its first development property, a 125-room Hampton Inn & Suites located in Bartlett (Memphis), Tennessee, at a cost of approximately $7.5 million.

       On June 25, 1998, the Company completed its first offering of preferred stock ("Preferred Stock"), selling 2,750,000 shares of its 9 1/2% Series A Cumulative Preferred Stock, $.01 par value ("Series A Preferred
       Stock").  The  offering  price  was $25 per  share,  resulting  in  gross proceeds of $68.8 million. The Company received approximately $66.3 million after underwriters' discounts and offering expenses from the offering.

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

       Company's 1997 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

2.     Change in Accounting Principle

       In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF number 98-9, "Accounting for Contingent Rent in Interim Financial Periods" (EITF 98-9). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. In July 1998 the Task Force issued transition guidance stating that the consensus could be applied on a prospective basis or in a manner similar to a change in accounting principle effective April 1, 1998. The Company has reviewed the terms of its percentage leases and has determined that the provisions of EITF 98-9 will significantly impact the Company's current revenue recognition on an interim basis, but will have no impact on the Company's annual percentage lease revenue or interim cash flow from its third party Lessees. The Company adopted the provisions of EITF 98--9 and elected to restate the first quarter results of 1998 and record the results of the second quarter in accordance with the new pronouncement. The effect of the change on the three months ended March 31, 1998 was to decrease lease revenues and, therefore, net income applicable to common shareholders by $7,892,638 ($.21 per share-basic and diluted) to a loss of $1,496,034 ($(.04) per share-basic and diluted). The effect on the three months ended June 30, 1998 was to decrease lease revenues and, therefore, net income applicable to common shareholders by $12,628,532 ($(.33) per share-basic and diluted) to a loss of $1,498,715 ($(.04) per share-basic and diluted). The pro forma per share amounts below reflect the effect on prior periods had the new method been in effect. The 1998 amounts are presented for comparative purposes only.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------

2.     Change in Accounting Principle, Continued

                                       Three Months Ended            Six Months Ended
                                            June 30,                      June 30,
                                  ---------------------------   ----------------------------
                                      1998            1997          1998           1997
                                  ------------    -----------   -----------    -------------
Pro forma amounts:

Net loss applicable to
  common shareholders             $ (1,498,715)   $(2,107,895)  $(2,994,749)   $  (3,806,457)
                                  ============    ===========   ===========    =============

Net loss per common
  share-basic and diluted         $       (.04)   $      (.08)  $      (.08)   $        (.15)
                                  ============    ===========   ===========    =============

Amounts actually reported:

Net income (loss) applicable to
  common shareholders             $ (1,498,715)   $ 5,746,217   $(2,994,749)   $   8,912,814
                                  ============   ============   ===========    =============

Net income (loss) per common
  share-basic and diluted         $       (.04)  $        .22   $      (.08)   $         .35
                                  ============   ============   ===========    =============

3.     Net Income Per Common Share

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which changes the computation and presentation of earnings per share. SFAS 128 requires the presentation of basic and diluted earnings per share, replacing primary and fully diluted earnings per share previously required. Earnings per share for all prior years presented have been presented in accordance with SFAS 128.

       A reconciliation of the numerator and denominator used in the basic earnings per share computation to the numerator and denominator used in the diluted earnings per share computation is presented below for the three and six months ended June 30, 1998 and 1997, respectively. Stock options are anti-dilutive for the three-month and six-month periods ended June 30, 1998 and thus are not considered in the calculation of diluted earnings per share.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------

3.     Net Income Per Common Share, Continued

                                                             For the Three Months Ended June 30,
                                                     1998                                       1997
                                ------------------------------------------    --------------------------------------

                                   Income            Shares      Per Share      Income          Shares     Per Share
                                (Numerator)      (Denominator)     Amount     (Numerator)   (Denominator)    Amount
                                ------------     -------------   ---------    -----------   -------------  ---------
Net income (loss)-basic         $(1,498,715)       36,236,749    $(0.04)      $5,746,217      26,603,100     $0.22
Dilutive effect of
   potential conversion
   or partnership units
   and elimination of
   minority interest                (80,202)        1,939,037                    207,964         972,022
Dilutive effect of stock
   options outstanding
   using the treasury
   stock method                                                                                   44,501
                                -----------        ----------    ------       ----------      ----------     -----
Net income (loss)-diluted       $(1,578,917)       38,175,786    $(0.04)      $5,954,181      27,619,623     $0.22
                                ===========        ==========    ======       ==========      ==========     =====

                                                             For the Six Months Ended June 30,
                                                     1998                                       1997
                                ------------------------------------------    --------------------------------------
                                   Income           Shares       Per Share       Income         Shares     Per Share
                                (Numerator)      (Denominator)     Amount     (Numerator)   (Denominator)    Amount
                                -----------      -------------   --------     -----------   -------------  ---------
Net income (loss)-basic         $(2,994,749)       35,731,863    $(0.08)      $8,912,814      25,156,227     $0.35
Dilutive effect of
   potential conversion
   or partnership units
   and elimination of
   minority interest               (158,472)        1,891,045                    327,151         916,252
Dilutive effect of stock
   options outstanding
   using the treasury
   stock method                                                                                   43,249
                                -----------        ----------    ------       ----------      ----------     -----
Net income (loss)-diluted       $(3,153,221)       37,622,908    $(0.08)      $9,239,965      26,115,728     $0.35
                                ===========        ==========    ======       ==========      ==========     =====


4.     Debt

       Debt is comprised of the following at June 30, 1998:

                  Commercial Mortgage Bonds                         $ 85,204,678
                  Unsecured Line of Credit                           220,500,000
                  Other                                               10,929,227
                                                                    ------------

                                                                    $316,633,905
                                                                    ============

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------

4.     Debt, Continued

       The Company's $250 million unsecured line of credit (the "Unsecured Line of Credit") bears interest at a variable rate of LIBOR plus 1.4%, 1.5%, 1.625%, or 1.75% as determined by the Company's percentage of total debt to the total value of the Company's investment in hotel properties, as defined in the loan agreement (the "Percentage"). The Percentage is reviewed quarterly, and the interest rate is adjusted as necessary. At June 30, 1998, the interest rate on the Unsecured Line of Credit was LIBOR (5.69% at June 30, 1998) plus 1.50%. The Unsecured Line of Credit has a three-year term, expiring in October 2000, plus a one-year renewal option.

       The Company's $5,000,000 line of credit with the National Bank of Commerce (the "NBC Credit Line") bears interest at the bank's prime rate (8.5% at June 30, 1998) and is also unsecured. The NBC Credit Line has a three-year term, expiring in September 2000.

       In connection with the purchase of a Hampton Inn hotel in San Antonio, Texas in April 1998, the Partnership assumed a mortgage note payable with a principal balance of approximately $6.5 million. The note bears interest at 10% and is due in monthly principal and interest installments of approximately $66,000. The note is due September 1, 2015. The hotel securing this note has a carrying value of $12.6 million at June 30, 1998.

       In connection with the purchase of a Residence Inn hotel in Boise, Idaho in April 1998, the Partnership assumed a mortgage note payable with a principal balance of approximately $4.3 million. The note bears interest at a variable rate which, as of June 30, 1998, was approximately 8.6% and is due in monthly principal and interest installments of approximately $39,000. The note is due December 1, 2016 and contains a prepayment penalty. The hotel securing this note has a carrying value of approximately $7.0 million at June 30, 1998.

5.     Shareholders' Equity

       In connection with the purchase of the Hampton Inn hotel located in San Antonio, Texas on April 14, 1998, the Partnership issued 123,457 units of limited partnership interests ("Units") valued at approximately $1.9 million.

       During the quarter ended June 30, 1998, 40,062 shares of Common Stock were issued upon redemption of Units on a one-for-one basis.

6.     Subsequent Events

       The following hotel was acquired by the Company subsequent to June 30, 1998:

           Date of                                          # of        Cost
         Acquisition         Property                       Rooms  (in millions)
         -----------         --------                       -----  -------------

         August 7, 1998      Homewood Suites-Seattle,
                               Washington                     161       $22.0

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------

7.       Pro Forma Financial Information

         Due to the impact of the acquisitions in 1998, historical results of operations may not be indicative of future results of operations and earnings per share. The following unaudited pro forma condensed consolidated statements of operations for the six months ended June 30, 1998 and 1997, are presented as if the acquisition of all 104 hotels owned at June 30, 1998, and the consummation of the Company's equity offerings and the application of the net proceeds therefrom had occurred on or prior to January 1, 1997, and the hotels had been leased to the Lessees pursuant to the percentage leases. As discussed in Note 2, the Company has adopted the provisions of EITF 98-9 which significantly impacted the Company's revenue recognition on an interim basis. The pro forma information below reflects the effect of the change in accounting principle had the new method been in effect on January 1, 1997. The pro forma condensed consolidated statement of
         operations   does  not  purport  to  present  what  actual  results  of operations would have been if the acquisition of the hotels had occurred on such date or to project results for any future period.

                                                           Six Months Ended
                                                               June 30,
                                                          1998          1997
                                                      -----------   -----------

         Lease revenues                               $36,434,944   $35,827,381
         Interest income                                  356,579       341,943
                                                      -----------   -----------
             Total revenues                            36,791,523    36,169,324

         Expenses:
             Real estate and personal property taxes    6,198,871     5,721,446
             Depreciation and amortization             16,516,464    16,305,742
             Amortization of loan costs                   423,198       453,686
             Interest                                  11,764,055    12,045,984
             General and administrative                 3,271,353     2,454,828
                                                      -----------   -----------
                  Total expenses                       38,173,941    36,981,686
                                                      -----------   -----------

         Loss before minority interest                 (1,382,418)     (812,362)

         Minority interest                               (234,261)     (205,530)
                                                      -----------   -----------

         Net loss                                      (1,148,157)     (606,832)

         Preferred stock dividends                      3,265,625     3,265,625
                                                      -----------   -----------

         Net loss applicable to common shareholders   $(4,413,782)  $(3,872,457)
                                                      ===========   ===========

         Net loss per share-basic and diluted         $      (.12)  $      (.11)
                                                      ===========   ===========

         Weighted average number of common
             shares outstanding-diluted                38,192,382    38,192,382
                                                      ===========   ===========

         Weighted average number of common
             shares outstanding-basic                  36,266,467    36,266,467
                                                      ===========   ===========

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations



                                   BACKGROUND

The Company commenced operations on March 1, 1994 upon completion of the Company's initial public offering (the "IPO") and the simultaneous acquisition of eight Hampton Inn hotel properties with 995 rooms. Since the IPO, the Company has actively implemented its acquisition strategy. The following chart summarizes information regarding the Company's hotels at June 30, 1998:

                                                    Number of        Number of
           Franchise Affiliation                 Hotel Properties   Rooms/Suites
           ---------------------                 ----------------   ------------

           Premium Limited Service Hotels:
                Hampton Inn                             58              7,116
                Hampton Inn & Suites                     1                125
                Comfort Inn                              2                182
                Holiday Inn Express                      1                101
                                                       ---             ------
                     Sub-total                          62              7,524

           All-Suite Hotels:
                AmeriSuites                             19              2,403

           Premium Extended Stay Hotels:
                Residence Inn                           12              1,431
                Homewood Suites                          6                647
                                                       ---             ------
                     Sub-total                          18              2,078
                                                       ---             ------

           Full Service Hotels:
                Holiday Inn                              4                557
                Comfort Inn                              1                177
                                                       ---             ------
                     Sub-total                           5                734
                                                       ---             ------

                            Total                      104             12,739
                                                       ===             ======

In order for the Company to qualify as a REIT, neither the Company nor the Partnership can operate hotels. Therefore, the Partnership leases 101 of the Hotels to the Lessees pursuant to the Percentage Leases. The remaining three hotels are operated pursuant to management agreements, two of which are operated by Interstate and one is operated by CapStar Hotel Co. The Partnership's, and therefore the Company's, principal source of revenue is lease payments by the Lessees under the Percentage Leases. Percentage Rent is based primarily upon the Hotels' room revenue, and to a lesser extent, when applicable, food and beverage revenue.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                              BACKGROUND, Continued

Change in Accounting Principle

In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF number 98-9, "Accounting for Contingent Rent in Interim Financial Periods" (EITF 98-9). EITF 98- 9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. In July 1998 the Task Force issued transition guidance stating that the consensus could be applied on a prospective basis or in a manner similar to a change in accounting principle effective April 1, 1998. The Company has reviewed the terms of its percentage leases and has determined that the provisions of EITF 98-9 will significantly impact the Company's current revenue recognition on an interim basis, but will have no impact on the Company's annual percentage lease revenue, funds from operations or interim cash flow from its third party Lessees. The Company has adopted the provisions of EITF 98-9 and elected to restate the first quarter results of 1998 and record the results of the second quarter in accordance with the new pronouncement. The effect of the change on the three months ended March 31, 1998 was to decrease lease revenues and, therefore, net income applicable to common shareholder by $7,892,638 ($(.21) per share-basic and diluted) to a loss of $1,496,034 ($(.04) per share-basic and diluted). The effect of the change on the three months ended June 30, 1998 was to decrease lease revenue and therefore net income applicable to common shareholders by $12,628,552 ($.33 per share-basic and diluted) to a loss of $1,498,715 ($(.04) per share-basic and diluted).

The Company's percentage leases provide for the greater of (i) annual fixed base rent or (ii) Percentage Rent to be remitted to the Company annually. The leases contain annual room revenue thresholds used to calculate two tiers of Percentage Rent which are applied to annualized room revenues on a quarterly basis to determine quarterly Lessee Percentage Rent payments. The provisions of EITF 98-9 call for straight-line recognition of the annual base rent throughout the year and for the deferral of any additional Percentage Rent collected or due from the Lessees until such amounts exceed the annual fixed base rent. This will generally result in base rent being recognized in the first and second quarters and Percentage Rents collected or due from the Lessees in the first and second quarters being deferred and then recognized in the third and fourth quarters due to the structure of the Company's percentage leases and the seasonality of the hotel operations. Historically, the Company has recorded lease revenue in interim periods on a basis similar to that used to determine quarterly Lessee Percentage Rent payments, resulting in the second and third quarters being the strongest quarters.

At June 30, 1998, deferred revenue of $20,521,170 represents Percentage Rent collected or due from the Lessees under the terms of the leases which the Company expects to recognize as lease revenue in the third and fourth quarters of 1998. The Company's quarterly distributions to shareholders generally are based on Percentage Rents collected or due from Lessees as opposed to percentage lease revenue recognized. Management expects its hotel portfolio to yield substantial Percentage Rent annually, based on its cash flow analyses of the hotels prior to their acquisition and based on the negotiated terms of the related leases.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                              RESULTS OF OPERATIONS

                                    Three Months Ended          Six Months Ended
                                         June 30,                   June 30,
                                -------------------------   -------------------------
                                   1998          1997           1998          1997
                                -----------   -----------   -----------   -----------
Lease revenue                   $15,422,136   $15,713,892   $28,936,432   $27,491,755
Add:
    Deferred lease revenue       12,628,532                  20,521,170
                                -----------   -----------   -----------   -----------

Percentage rents collected or
    due from Lessees            $28,050,668   $15,713,893   $49,457,602   $27,491,755
                                ===========   ===========   ===========   ===========

Three Months Ended June 30, 1998 and 1997

The decrease in reported lease revenue for the three months ended June 30, 1998 from the comparable period in 1997 is attributable to the change in the Company's revenue recognition as discussed above. Included in deferred revenue at June 30, 1998 is $12,628,532 of first and second quarter Percentage Rents collected or due from the Lessees which management expects the Company to recognize as revenue in the third and fourth quarters of 1998. After considering such amounts included in deferred revenue at June 30, 1998, Percentage Rents collected or due from the Lessees under the terms of the leases during the three months ended June 30, 1998 were $28,050,668 compared to $15,713,892 for the three months ended June 30, 1997. The increase is the result of (i) the number of hotels increasing from 85 at June 30, 1997 to 104 at June 30, 1998 and (ii) to a lesser extent, increased Percentage Rents collectible from the Lessees for hotels owned throughout both periods. On a comparable basis, this increase was caused by an increase in revenue per available room ("REVPAR") for hotels owned by the Company throughout both periods of 1.9% to $53.48 from $52.48. For hotels, on a pro forma basis, which were in operation for the full quarter in both 1998 and 1997, REVPAR (on a pro forma basis) increased to $55.43 from $55.07, an increase of .7%.

Real estate and personal property taxes and depreciation and amortization increased over the comparable period in 1997 due to the increase in the number of hotel properties owned by the Company, from 85 properties at June 30, 1997 to 104 properties at June 30, 1998.

General and administrative expenses increased primarily as a result of (i) increases in the number of hotels owned subject to ground leases; and (ii) increased corporate staff and related expenses.

Interest expense increased $2,530,657 in the three months ended June 30, 1998 over the comparable period in 1997. The increase was due primarily to an increase in the average outstanding balance of the Company's debt from $140 million for the three months ended June 30, 1997 to $270 million for the three months ended June 30, 1998. Average interest rates increased slightly, from 7.4% to 7.5% for the quarter ended June 30, 1998.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



Three Months Ended June 30, 1998 and 1997, Continued

Funds From Operations (as defined below) were $18,262,667 or $0.48 per share for the three months ended June 30, 1998, compared to $10,382,010 or $0.38 per share for the three months ended June 30, 1997. The Company considers Funds From Operations to be a key measure of a REIT's performance and believes that Funds From Operations should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity.

Six Months Ended June 30, 1998 and 1997

Lease revenue increased slightly for the six months ended June 30, 1998 from the comparable period in 1997 despite the change in the Company's revenue recognition as discussed above. Included in deferred revenue at June 30, 1998 is $20,521,178 of second quarter Percentage Rents collected or due from the Lessees which Management expects the Company to recognize as revenue in the third and fourth quarters of 1998. After considering such amounts included in deferred revenue at June 30, 1998, Percentage Rents collected or due from the Lessees under the terms of the leases during the six months ended June 30, 1998 were $49,457,602 compared to $27,491,755 for the six months ended June 30, 1997. The increase is the result of (i) the number of hotels increasing from 85 at June 30, 1997 to 104 at June 30, 1998 and (ii) to a lesser extent, increased Percentage Rents collectible from the Lessees for hotels owned throughout both periods. On a comparable basis, this increase was caused by an increase in REVPAR for hotels owned by the Company throughout both periods of 2.9% to $49.58 from $48.19. For hotels, on a pro forma basis, which were in operation for the full quarter in both 1998 and 1997, REVPAR (on a pro forma basis) increased to $52.04 from $51.29, an increase of 1.5%.

Real estate and personal property taxes and depreciation and amortization increased over the comparable period in 1997 due to the increase in the number of hotel properties owned by the Company, from 85 properties at June 30, 1997 to 104 properties at June 30, 1998.

General and administrative expenses increased primarily as a result of (i) increased legal and professional fees and shareholder expenses, resulting from the Company's growth; (ii) increases in the number of hotels owned subject to ground leases; and (iii) increased corporate staff and related expenses.

Interest expense increased $4,675,963 in the six months ended June 30, 1998 over the comparable period in 1997. The increase was due primarily to an increase in the average outstanding balance of the Company's debt from $130 million for the six months ended June 30, 1997 to $252 million for the six months ended June 30, 1998.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



Six Months Ended June 30, 1998 and 1997, Continued

Funds From Operations (as defined below) were $31,192,443 or $0.83 per share for the six months ended June 30, 1998, compared to $17,452,555 or $0.67 per share for the six months ended June 30, 1997. The Company considers Funds From Operations to be a key measure of a REIT's performance and believes that Funds From Operations should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity.

Funds From Operations

The Company considers Funds From Operations ("FFO") (after adjustment for deferred lease revenue) one measure of REIT performance. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investments Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. For the periods presented, depreciation and minority interest were the only non-cash adjustments. FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments with respect to indebtedness on the hotels.

FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current definition of the NAREIT, after the adjustment for deferred lease revenue.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



Funds From Operations, Continued

The following is a reconciliation of income before minority interest to Funds From Operations under the NAREIT definition and after adjustment to add back deferred lease revenue:

                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
                                                       -----------------------------    ----------------------------
                                                             1998           1997             1998           1997
                                                       --------------   ------------    -------------   ------------
Income (loss) before minority interest                  $ (1,470,063)   $  5,954,181    $ (3,044,367)   $  9,239,965
Less:
    Preferred stock dividends                               (108,854)                       (108,854)
Add:
    Depreciation of buildings, furniture
      and equipment                                        7,213,052       4,427,829      13,824,494       8,212,590
    Deferred lease revenue (Note 2)                       12,628,532                      20,521,170
                                                        ------------    ------------    ------------    ------------

    Funds From Operations                               $ 18,262,667    $ 10,382,010    $ 31,192,443    $ 17,452,555
                                                        ============    ============    ============    ============

    Weighted average number of outstanding shares of
         Common Stock - dilutive                          38,175,786      27,575,122      37,622,908      26,072,479
                                                        ============    ============    ============    ============

    Funds From Operations per share                     $        .48    $        .38    $        .83    $        .67
                                                        ============    ============    ============    ============


                         LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash to meet its cash requirements, including distributions to its shareholders, is its cash distributions from the Partnership. The Partnership receives cash payments from the Lessees, pursuant to the Percentage Leases. The Company's liquidity, including its ability to make distributions to shareholders, is dependent upon the Lessees' ability to make payments under the Percentage Leases. All of Crossroads' lease obligations are guaranteed by Interstate. The Company's other Lessee, Caldwell, is required, under the terms of its master lease agreement, to maintain 20% of its expected annual percentage rents generated from the Percentage Leases in cash or marketable securities.

Cash and cash equivalents as of June 30, 1998 were $326,875, compared to $190,458 at December 31, 1997. Additionally, all of the June 30, 1998 receivable due from the Lessees was received in July 1998. Net cash provided by operating activities for the six months ended June 30, 1998 was $24,443,047.

The Company intends to make additional investments in hotel properties and may incur, or cause the Partnership to incur, indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. Prior to its latest annual meeting, the Company's Charter limited aggregate indebtedness to 45% of the Company's investment in hotel

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                   LIQUIDITY AND CAPITAL RESOURCES, Continued

properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness. This requirement was deleted by shareholder vote on May 14, 1998. The Company's Board of Directors has subsequently adopted a policy currently imposing the same limitations previously imposed by the Charter. At June 30, 1998, the Company had outstanding debt of approximately $316.6 million, including $85.2 million under the Bonds, and $220.5 million under the Unsecured Line of Credit, leaving approximately $29.5 million available under the Unsecured Line of Credit for future acquisitions. The Company's consolidated indebtedness was 38.0% of its investments in hotels, at cost, at June 30, 1998.

During the six months ended June 30, 1998, the Company invested approximately $14.5 million to fund capital improvements to its properties, including replacement of carpets, drapes, renovation of common areas and improvement of hotel exteriors. Most of these capital improvements were required by the franchisors on hotels that the Company purchased as part of the franchisors' product improvement plans ("PIPs"). The Company took the PIPs into consideration when negotiating the prices for these properties. In addition, the Company has committed to fund approximately $13.3 million during the remainder of 1998 for capital improvements. The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowings under the Unsecured Line of Credit. Under the Unsecured Line of Credit and the Commercial Mortgage Bonds, the Partnership has agreed to fund a minimum of 4% of room revenues per quarter on a cumulative basis, for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the hotels. Management believes that these amounts will be sufficient to fund required expenditures for the term of the Percentage Leases for the capital improvements anticipated. Recurring repairs and maintenance are performed by the Lessees.

During the six months ended June 30, 1998, the Partnership declared distributions in the aggregate of $23,442,424 to its partners, including the Trust, or $.62 per Unit, and the Company declared distributions in the aggregate of $22,274,210, or $.62 per share to its shareholders.

In June 1998, the Company issued 2,750,000 shares of 9 1/2% Series A Preferred Stock. Dividends on the Series A Preferred Stock are cumulative from the date of issue and are payable quarterly in an amount equal to $2.375 per share. The Series A Preferred Stock has a liquidation preference of $25 per share plus accumulated accrued and unpaid dividends.

On April 21, 1998, the Company announced that it had signed a definitive agreement to merge with RFS Hotel Investors, Inc. ("RFS") in a stock transaction in which each share of RFS will be exchanged for shares of the Company. Under the terms of the agreement, each RFS shareholder will receive 1.5 shares of Common Stock for each RFS share, providing the Company's average stock price is between $14 and $17 per share during an agreed upon 20-day measurement period. If the Company's average stock price during that period exceeds $17 per share, the exchange ratio will be

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                   LIQUIDITY AND CAPITAL RESOURCES, Continued

adjusted to provide RFS shareholders with $25.50 worth of Common Stock for each share of RFS stock. If the average stock price during such period is less than $14, then either the Company or RFS may terminate the agreement. The merger is subject to approval of the shareholders of the Company and RFS and other conditions.

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

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowing, the issuance of additional equity securities of the Company, or, in connection with acquisitions of hotel properties, issuance of Units in the Partnership. Pursuant to the Partnership Agreement for the Partnership, holders of Units have the right to require the Partnership to redeem their Units. During the six months ended June 30, 1998, 40,062 Units were tendered for redemption. Pursuant to the Partnership Agreement, the Company has the option to redeem Units tendered for redemption on a one-for-one basis for shares of Common Stock or for an equivalent amount of cash. The Company issued 40,062 shares of Common Stock upon redemption of the 40,062 Units in the first six months of 1998 and anticipates that it will acquire any Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock.

                                    INFLATION

Operators of hotels, including the Lessees and any third-party managers retained by the Lessees, in general possess the ability to adjust room rates quickly. However, competitive pressures have limited and may in the future limit the ability of the Lessees and any third-party managers retained by the Lessees to raise room rates in response to inflation.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                                   SEASONALITY

The hotel industry is seasonal in nature. The Hotels' operations historically reflect higher occupancy rates and ADR during the second and third quarters. The provisions of EITF 98-9 call for straight-line recognition of the annual base rent throughout the year and for the deferral of any Percentage Rent amounts collected or due from the Lessees until such amounts exceed the annual fixed base rent. This will generally result in base rent being recognized in the first and second quarters and Percentage Rents collected or due from the Lessees being deferred and then recognized in the third and fourth quarters due to the structure of the Company's percentage leases and the seasonality of the hotel operations. Historically, the Company has recorded lease revenue in interim periods on a basis similar to that used to determine quarterly Lessee Percentage Rent payments, resulting in the second and third quarters being the strongest quarters. To the extent that cash flow from operating activities from the Hotels for a quarter is insufficient to generate Percentage Lease revenue necessary to fund all of the distributions for such quarter, the Company may maintain the annual distribution rate by funding seasonal-related shortfalls with available cash or borrowing under the Unsecured Line of Credit.


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

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

The 1998 annual meeting of shareholders (the "Annual Meeting") of the Company was held on May 14, 1998 for the Company's shareholders to take action on each of five proposals: (1) to elect one Class I director to serve on the Board of Directors until the Company's annual meeting of shareholders in 2001 or until his successor has been duly elected and qualified; (2) to consider and vote upon a proposal to amend Article 5 of the Charter to increase the number of authorized shares of Common Stock from 50 million shares to 100 million shares;
(3) to consider and vote upon a proposal to delete Article 7 of the Charter, which limits the Company's consolidated indebtedness to 45% of the Company's investment in hotel properties, at its cost; (4) to consider and vote upon a proposal to amend Article 14(c) of the Charter to conform Article 14(c) to other provisions in the Charter relating to the Company's ability to preserve its status as a real estate investment trust so long as its actions to not prohibit the settlement of any transactions entered into through the facilities of any national securities exchange registered under the Exchange Act or of the national market system of a national securities association registered under the Exchange Act; and (5) to consider and vote on a proposal to approve an amendment to the Company's Non-Employee Directors' Stock Incentive Plan (the "Directors' Plan") to, among other things, permit the Company's independent directors to elect to receive retainer and meeting fees in the form of shares of Common Stock and increase the number of shares that may be issued under the Directors' Plan to allow for such elections.

The results of the shareholders' votes, approving each of the above matters submitted before the 1998 Annual Meeting, were summarized in the Company's Current Report on Form 8-K dated May 14, 1998 and filed with the SEC on May 28, 1998.


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits -- The following exhibit is filed in this Quarterly Report on Form 10-Q:

          27    Financial Data Schedule (filed only electronically with the SEC)

     (b) Reports on Form 8-K -- The Company filed the following Current Reports on Form 8-K during the period covered by this Quarterly Report on Form 10-Q:

          (1) Current Report on Form 8-K dated April 21, 1998 and filed with the SEC on May 21, 1998, reporting the Company's execution of an Asset Sale Agreement and Plans of Mergers (the "Merger Agreement") by and among RFS Hotel Investors, Inc., RHI
                  Acquisition, Inc., the Company, the Partnership and RFS Partnership, L.P., with the following financial statements and information:

                           Pro forma financial information (unaudited) for the Company for the year ended December 31, 1997 and for the three months ended March 31, 1998 reflecting the pro forma effects of the transactions described in the Merger Agreement, as well as certain other transactions specific to RFS Hotel Investors, Inc. and the Company;

                           Historical audited financial statements of RFS Hotel Investors, Inc. as of December 31, 1997 and 1996 and for the three-year period ended December 31, 1997;

                           Historical unaudited financial statements of RFS Hotel Investors, Inc. as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 (unaudited); and

                           Historical audited financial statements of RFS, Inc. as of December 31, 1997 and 1996 and for the three-year period ended December 31, 1997.

          (2) Current Report on Form 8-K dated May 14, 1998 and filed with the SEC on May 28, 1998, reporting the results of the Annual Meeting (no financial information required);

          (3) Current Report on Form 8-K dated June 15, 1998 and filed with the SEC on June 16, 1998, reporting the filing of certain exhibits in connection with the Company's public offering of its shares of Series A Preferred Stock (no financial information required); and

          (4) Current Report on Form 8-K dated June 23, 1998 and filed with the SEC on June 24, 1998, reporting the filing of certain underwriting-related exhibits in connection with the Company's public offering of its shares of Series A Preferred Stock (no financial information required).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Equity Inns, Inc.



August 13, 1998                 By:  /s/Donald H. Dempsey
---------------                 ------------------------------------------------
    Date                        Donald H. Dempsey
                                Executive Vice President, Secretary, Treasurer,
                                and Chief Financial Officer (Principal Financial
                                and Accounting Officer)

                                    EXHIBITS


Exhibit
Number          Description

27              Financial Data Schedule (filed only electronically with the SEC)