Form 10-Q/A
period 1998-03-31
EQUITY INNS INC
filed 1998-08-28
CIK 916530

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A/A

    Amendment to Amended Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


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


                                     1 of 20

                                EQUITY INNS, INC.

                                      INDEX


                                                                            PAGE

PART I.           Financial Information

   Item 1.  Financial Statements


          Condensed Consolidated Balance Sheets - March 31, 1998
            (unaudited) and December 31, 1997                                  3

          Condensed Consolidated Statements of Operations (unaudited) -
            For the three months ended March 31, 1998 and 1997                 4

          Condensed Consolidated Statements of Cash Flows (unaudited) -
            For the three months ended March 31, 1998 and 1997                 5

          Notes to Condensed Consolidated Financial Statements                 6


   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             10

   Item 3.    Quantitative and Qualitative Disclosure About Market Risk       17


PART II.      Other Information


   Item 6.    Exhibits and Reports on Form 8-K                                18

PART I.  Financial Information
   Item 1.  Financial Statements

                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        March 31,      December 31,
                                                          1998             1997
                                                     -------------    -------------
                                                       (unaudited)
ASSETS
Investment in hotel properties, net                  $ 619,606,262    $ 617,071,977
Cash and cash equivalents                                6,323,632          190,458
Due from Lessees                                         7,892,638        5,925,109
Note receivable                                          3,884,052        3,884,052
Deferred expenses, net                                   7,147,093        7,275,473
Deposits and other assets                                2,730,272        1,178,028
                                                     -------------    -------------

       Total assets                                  $ 647,583,949    $ 635,525,097
                                                     =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                                 $ 230,871,159    $ 233,206,156
Accounts payable and accrued expenses                   10,878,956       12,467,254
Distributions payable                                   11,602,786       10,645,348
Deferred lease revenue (Note 2)                          7,892,638
Minority interest in Partnership                        18,691,735       19,034,524
                                                     -------------    -------------

       Total liabilities                               279,937,274      275,353,282
                                                     -------------    -------------

Commitments and contingencies

Shareholders' equity:

Common Stock, $.01 par value, 50,000,000
  shares authorized, 36,230,985 and 34,865,578
  shares issued and outstanding                            362,310          348,656
Preferred Stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding
Additional paid-in capital                             407,099,182      387,133,407
Unearned directors' and officers' compensation            (250,411)        (273,482)
Predecessor basis assumed                               (1,263,887)      (1,263,887)
Distributions in excess of net earnings                (38,300,519)     (25,772,879)
                                                     -------------    -------------

       Total shareholders' equity                      367,646,675      360,171,815
                                                     -------------    -------------

Total liabilities and shareholders' equity           $ 647,583,949    $ 635,525,097
                                                     =============    =============

                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                               For the Three Months Ended
                                                        March 31,
                                                  1998            1997
                                              ------------    ------------
Revenue
   Lease revenue (Note 2)                     $ 13,514,296    $ 11,777,863
   Other income                                    170,318          17,311
                                              ------------    ------------

       Total revenue                            13,684,614      11,795,174
                                              ------------    ------------

Expenses
   Real estate and personal property taxes       2,433,363       1,309,842
   Depreciation and amortization                 6,682,119       3,846,120
   Amortization of loan costs                      212,997         188,969
   Interest                                      4,290,630       2,145,324
   General and administrative                    1,639,809       1,019,135
                                              ------------    ------------

       Total expenses                           15,258,918       8,509,390
                                              ------------    ------------

Income  (loss) before minority interest         (1,574,304)      3,285,784

Minority interest                                  (78,270)        119,187
                                              ------------    ------------

Net income (loss) (Note 2)                    $ (1,496,034)   $  3,166,597
                                              ============    ============

Net income  (loss) per common share - basic
   and diluted (Note 2)                       $       (.04)   $        .13
                                              ============    ============

Weighted average number of common shares
   outstanding - diluted                        37,064,000      24,595,000
                                              ============    ============







                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                              For the Three Months Ended
                                                                       March 31,
                                                                 1998            1997

                                                            ------------    ------------
Cash flows from operating activities:
  Net income                                                $ (1,496,034)   $  3,166,597
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                             6,682,119       3,846,120
     Amortization of loan costs                                  212,997         188,969
     Amortization of unearned directors' compensation             23,070          23,071
     Directors' compensation                                       8,468
     Minority interest                                           (78,270)        119,187
     Changes in assets and liabilities:
        Due from Lessees                                      (1,967,529)     (1,520,244)
        Deferred lease revenue                                 7,892,638
        Deferred expenses                                       (110,166)         (6,466)
        Deposits and other assets                             (1,552,244)        835,842
        Accounts payable and accrued expenses                   (525,532)       (212,613)
                                                            ------------    ------------
               Net cash provided by operating activities       9,089,517       6,440,463
                                                            ------------    ------------

Cash flows from investing activities:
  Investment in hotel properties                             (44,742,279)
  Improvements and additions to hotel properties              (9,145,727)     (3,092,294)
  Cash paid for franchise applications                          (356,800)
  Cash placed in escrow for acquisitions                     (10,000,000)
                                                            ------------    ------------
               Net cash used by investing activities          (9,145,727)    (58,191,373)
                                                            ------------    ------------

Cash flows from financing activities:
  Gross proceeds from public offering                         20,144,615
  Payment of offering expenses                                (1,042,258)
  Proceeds from exercise of stock options                        112,500
  Distributions paid                                         (10,645,348)     (6,864,126)
  Borrowings under revolving credit facility                  25,950,000      68,040,395
  Payments on revolving credit facility                      (27,750,000)    (94,631,395)
  Borrowings under CMBS credit facility                       88,000,000
  Payments on CMBS credit facility                              (534,570)       (167,293)
  Cash paid for loan costs                                       (45,128)     (2,631,925)
  Payments on capital lease obligations                             (427)           (414)
                                                            ------------    ------------
                Net cash provided by financing activities      6,189,384      51,745,242
                                                            ------------    ------------

Net increase (decrease) in cash and cash equivalents           6,133,174          (5,668)

Cash and cash equivalents at beginning  of period                190,458         128,974
                                                            ------------    ------------

Cash and cash equivalents at end of period                  $  6,323,632    $    123,306
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

2.     Change in Accounting Principle

       In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF number 98-9 "Accounting for Contingent Rent in Interim Periods" ("EITF 98-9"). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. In July 1998, the Task Force issued transition guidance stating that the consensus could be applied on a prospective basis or in a manner similar to a change in accounting principle effective April 1, 1998. The Company has reviewed the terms of its percentage leases and has determined that the provisions of EITF 98-9 will significantly impact the Company's current revenue recognition on an interim basis, but will have no impact on the Company's annual percentage lease revenue or interim cash flow from its third party Lessees. The Company adopted the provisions of EITF 98-9 and elected to restate the first quarter results of 1998 in accordance with the new pronouncement. The effect of the change on the three months ended March 31, 1998 was to decrease lease revenues and, therefore, net income applicable to common shareholders by $7,892,638 ($.21 per share-basic and diluted) to a loss of $1,496,034 ($(.04) per share-basic and diluted). The pro forma per share amounts below reflect the effect on prior periods had the new method been in effect. The 1998 amounts are presented for comparative purposes only.

                                                         Three Months Ended
                                                         1998          1997
                                                     -----------    -----------
Pro forma amounts:

Net loss applicable to common shareholders           $(1,496,034)   $(1,698,562)
                                                     ===========    ===========

Net loss per common share-basic and diluted          $      (.04)   $      (.07)
                                                     ===========    ===========

Amounts actually reported:

Net income (loss) applicable to common
    shareholders                                     $(1,496,034)   $ 3,166,597
                                                     ===========    ===========

Net income (loss) per common share-basic
    and diluted                                      $      (.04)   $       .13
                                                     ===========    ===========

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

       A reconciliation of the numerator and denominator used in the basic earnings per share computation to the numerator and denominator used in the diluted earnings per share computation is presented below for the three months ended March 31, 1998 and 1997, respectively. Stock options are anti-dilutive for the three months ended March 31, 1998 and thus are not considered in the calculation of diluted earnings per share.

                                                           For the Three Months Ended March 31,
                                                     1998                                      1997
                                 -----------------------------------------    --------------------------------------

                                   Income           Shares       Per Share      Income         Shares      Per Share
                                 (Numerator)     (Denominator)    Amount      (Numerator)   (Denominator)   Amount
                                 -----------     -------------   ---------    -----------   -------------  ---------

Net income (loss) - basic       $(1,496,034)       35,221,367    $(.04)        $3,166,597     23,693,278     $.13
Dilutive effect of
   potential conversion
   or partnership units
   and elimination of
   minority interest                (78,270)        1,842,520                     119,187        859,861
Dilutive effect of stock
   options outstanding
   using the treasury
   stock method                                                                                   41,991
                                -----------        ----------    -----         ----------     ----------     ----
Net income (loss)-diluted       $(1,574,304)       37,063,887    $(.04)        $3,285,784     24,595,130     $.13
                                ===========        ==========    =====         ==========     ==========     ====

4.     Debt

       Debt is comprised of the following at March 31, 1998:

                  Commercial Mortgage Bonds                        $ 85,748,526
                  Unsecured Line of Credit                          145,050,000
                  Other                                                  72,633
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

5.     Subsequent Events

       The following hotels were acquired by the Company subsequent to March 31, 1998:

           Date of                                          # of      Cost
         Acquisition              Property                  Rooms  (in millions)
         -----------      -------------------------------   -----  -------------
         April 14, 1998   Hampton Inn-San Antonio, Texas     169      $12.6
         April 15, 1998   Homewood Suites-Cincinnati
                            (Sharonville) Ohio               111        7.7
         April 28, 1998   Residence Inn-Boise, Idaho         104        7.0
         April 28, 1998   Residence Inn-Portland, Oregon     168       23.5

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


                              BACKGROUND, Continued


Change in Accounting Principle

In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF number 98-9, "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. In July 1998, the Task Force issued transition guidance stating that the consensus could be applied on a prospective basis or in a manner similar to a change in accounting principle effective April 1, 1998. The Company has reviewed the terms of its percentage leases and has determined that the provisions of EITF 98-9 will significantly impact the Company's current revenue recognition on an interim basis, but will have no impact on the Company's annual percentage lease revenue, funds from operations or interim cash flow from its third party Lessees. The Company has adopted the provisions of EITF 98-9 and elected to restate the first quarter results of 1998 in accordance with the new pronouncement. The effect of the change on the three months ended March 31, 1998 was to decrease lease revenues and, therefore, net income applicable to common shareholders by $7,892,638 ($(.21) per share-basic and diluted) to a loss of $1,496,034 ($(.04) per share-basic and diluted).

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

At March 31, 1998, deferred revenue of $7,892,638 represents Percentage Rent collected or due from the Lessees under the terms of the leases which the Company expects to recognize as lease revenue in the third and fourth quarters of 1998. The Company's quarterly distributions to shareholders generally are based on Percentage Rents collected or due from Lessees as opposed to percentage lease revenue recognized. Management expects its hotel portfolio to yield substantial Percentage Rent annually, based on its cash flow analyses of the hotels prior to their acquisition and based on the negotiated terms of the related leases.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997

                                                        Three Months Ended
                                                             March 31,
                                                  -----------------------------
                                                      1998              1997
                                                  -----------       -----------
Lease revenue                                     $13,514,296       $11,777,863
Add:
   Deferred lease revenue                           7,892,638
                                                  -----------       -----------

Percentage rents collected or due from Lessees    $21,406,934       $11,777,863
                                                  ===========       ===========

The decrease in reported lease revenue for the three months ended March 31, 1998 from the comparable period in 1997 is attributable to the change in the Company's revenue recognition as discussed above. Included in deferred revenue at March 31, 1998 is $7,892,638 of first quarter Percentage Rents collected or due from the Lessees which management expects the Company to recognize as revenue in the third and fourth quarters of 1998. After considering such amounts included in deferred revenue at March 31, 1998, Percentage Rents collected or due from the Lessees under the terms of the leases during the three months ended March 31, 1998 were $21,406,934 compared to $11,777,863 for the three months ended March 31, 1997. The increase in Percentage Lease revenue for the three months ended March 31, 1998 over the comparable period last year is the result of (i) the number of hotels increasing from 55 at March 31, 1997 to 89 at March 31, 1998 and (ii) to a lesser extent, increased Percentage Lease revenue for the Hotels owned throughout both periods. On a comparable basis, the increase in Percentage Lease revenue was caused by an increase in revenue per available room ("REVPAR") for Hotels owned by the Company throughout both periods of 3.9% to $46.51 from $44.78. In addition, for hotels, on a pro forma basis, which were in operation for the full quarter in both 1998 and 1997, REVPAR (on a pro forma basis) increased to $47.52 from $46.58, an increase of 2.0%.

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

Funds From Operations as defined below were $12,929,776 or $0.35 per share for the three months ended March 31, 1998, compared to $7,070,545 or $0.29 per share for the three months ended March 31, 1997. The Company considers Funds From Operations to be a key measure of a REIT's performance and believes that Funds From Operations should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity.

Funds From Operations

The Company considers Funds From Operations ("FFO") (after adjustment for deferred lease revenue) one measure of REIT performance. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. For the periods presented, depreciation and minority interest were the only non-cash adjustments. FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments with respect to indebtedness on the hotels.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                        RESULTS OF OPERATIONS, Continued

The following is a reconciliation of income before minority interest to Funds From Operations under the NAREIT definition and after adjustment to add back deferred lease revenue:

                                                            Three Months Ended
                                                                 March 31,
                                                        ------------------------
                                                            1998         1997
                                                        -----------   ----------
       Income (loss) before minority interest           $(1,574,304)  $3,285,784
       Add:
           Depreciation of buildings, furniture
                and equipment                             6,611,442    3,784,761
           Deferred lease revenue                         7,892,638
                                                        -----------   ----------

       Funds From Operations                            $12,929,776   $7,070,545
                                                        ===========   ==========

       Weighted average number of outstanding shares of
           Common Stock and Units of the Partnership     37,063,887   24,595,130
                                                         ==========   ==========

       Funds From Operations per Share and Unit         $       .35   $      .29
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

                                   SEASONALITY

The hotel industry is seasonal in nature. The Hotels' operations historically reflect higher occupancy rates and ADR during the second and third quarters. The provisions of EITF 98-9 call for straight-line recognition of the annual base rent throughout the year and for the deferral of any Percentage Rent amounts collected or due from the Lessees until such amounts exceed the annual fixed base rent. This will generally result in base rent being recognized in the first and second quarters and

                      Management Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


                             SEASONALITY, Continued

and second quarters and Percentage Rents collected or due from the Lessees being deferred and then recognized in the third and fourth quarters due to the structure of the Company's percentage leases and the seasonality of the hotel operations. Historically, the Company has recorded lease revenue in interim periods on a basis similar to that used to determine quarterly Lessee Percentage Rent payments, resulting in the second and third quarters being the strongest quarters. To the extent that cash flow from operating activities from the Hotels for a quarter is sufficient to generate Percentage Lease revenue necessary to fund all of the distributions for such quarter, the Company may maintain the annual distribution rate by funding seasonal-related shortfalls with available cash or borrowing under the Unsecured Line of Credit.



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



August 28, 1998                 By:  /s/Donald H. Dempsey
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