Form 10-Q
period 1998-09-30
EQUITY INNS INC
filed 1998-11-12
CIK 916530

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For The Quarterly Period Ended September 30, 1998 Commission File Number 0-23290


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

         The number of shares of Common Stock, $.01 par value, outstanding on November 3, 1998 was 36,430,906.


                                     1 of 27

                                EQUITY INNS, INC.

                                      INDEX


                                                                            PAGE

PART I.           Financial Information

   Item 1.  Financial Statements


          Condensed Consolidated Balance Sheets - September 30, 1998
            (unaudited) and December 31, 1997                                  3

          Condensed Consolidated Statements of Operations (unaudited) -
            For the three and nine months ended September 30,
            1998 and 1997                                                      4

          Condensed Consolidated Statements of Cash Flows (unaudited) -
            For the nine months ended September 30, 1998 and 1997              5

          Notes to Condensed Consolidated Financial Statements                 7

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       15

   Item 3.    Quantitative and Qualitative Disclosure About Market Risk       24


PART II.      Other Information


   Item 6.    Exhibits and Reports on Form 8-K                                25

PART I.  Financial Information
   Item 1.  Financial Statements

                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      September 30,     December 31,
                                                          1998              1997
                                                     -------------    ---------------
                                                       (unaudited)
ASSETS
Investment in hotel properties, net                  $ 792,308,017    $ 617,071,977
Cash and cash equivalents                                7,642,109          190,458
Due from Lessees                                        14,624,665        5,925,109
Note receivable                                          3,884,052        3,884,052
Deferred expenses, net                                   6,610,851        7,275,473
Deposits and other assets                                1,091,033        1,178,028
                                                     -------------    -------------

       Total assets                                  $ 826,160,727    $ 635,525,097
                                                     =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                                 $ 339,744,416    $ 233,206,156
Accounts payable and accrued expenses                   14,013,022       12,467,254
Dividends and distributions payable                     13,629,951       10,645,348
Deferred lease revenue (Note 2)                         23,177,498
Minority interest in Partnership                        18,506,778       19,034,524
                                                     -------------    -------------

       Total liabilities                               409,071,665      275,353,282
                                                     -------------    -------------

Commitments and contingencies

Shareholders' equity:

Common Stock, $.01 par value, 100,000,000
  shares authorized, 36,423,422 and 34,865,578
  shares issued and outstanding, respectively              364,234          348,656
Preferred Stock, $.01 par value, 10,000,000 shares
  authorized, 2,750,000 shares of Series A and
  -0- shares issued and outstanding                     68,750,000
Additional paid-in capital                             407,601,629      387,133,407
Unearned directors' and officers' compensation          (2,097,554)        (273,482)
Predecessor basis assumed                               (1,263,887)      (1,263,887)
Distributions in excess of net earnings                (56,265,360)     (25,772,879)
                                                     -------------    -------------

       Total shareholders' equity                      417,089,062      360,171,815
                                                     -------------    -------------

Total liabilities and shareholders' equity           $ 826,160,727    $ 635,525,097
                                                     =============    =============

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                        ---------------------------------


                                                   Three Months Ended            Nine Months Ended
                                                     September 30,                 September 30,
                                            ----------------------------    ---------------------------
                                                 1998            1997            1998            1997
                                            ------------    ------------    ------------   ------------
Revenues
  Lease revenue                             $ 30,263,189    $ 24,713,825    $ 59,199,621   $ 52,205,580
  Loss on sale of hotel properties              (693,801)       (693,801)
  Other income                                   254,815          31,476         611,394        373,419
                                            ------------    ------------    ------------   ------------

    Total revenues                            29,824,203      24,745,301      59,117,214     52,578,999
                                            ------------    ------------    ------------   ------------

Expenses
  Real estate and personal property taxes      3,106,366       2,050,054       8,462,300      5,007,604
  Depreciation and amortization                8,655,204       5,518,009      22,624,334     13,857,513
  Amortization of loan costs                     201,005         352,574         624,203        779,593
  Interest                                     6,204,676       4,109,401      15,522,439      8,751,201
  General and administrative                   1,438,009       1,046,152       4,709,362      3,274,012
  Merger Expenses                              2,197,301       2,197,301
                                            ------------    ------------    ------------   ------------

    Total expenses                            21,802,561      13,076,190      54,139,939     31,669,923
                                            ------------    ------------    ------------   ------------

Income before minority interest                8,021,642      11,669,111       4,977,275     20,909,076

Minority interest                                321,100         433,882         162,628        761,033
                                            ------------    ------------    ------------   ------------

Net income                                     7,700,542      11,235,229       4,814,647     20,148,043

Preferred stock dividends                      1,632,803                       1,741,657
                                            ------------    ------------    ------------   ------------

Net income applicable to
  common shareholders                       $  6,067,739    $ 11,235,229    $  3,072,990   $ 20,148,043
                                            ============    ============    ============   ============

Net income per common share-
  basic and diluted                         $        .17    $        .35    $        .09   $        .74
                                            ============    ============    ============   ============

Weighted average number of
  common shares outstanding-diluted           38,311,000      33,110,000      37,909,000     28,444,000
                                            ============    ============    ============   ============




                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                For the Nine Months Ended
                                                                      September  30,
                                                            ------------------------------
                                                                  1998             1997
                                                            -------------    -------------
Cash flows from operating activities:
  Net income applicable to common shareholders              $   3,072,990    $  20,148,043
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Loss on sale of hotel properties                            693,801
      Depreciation and amortization                            22,624,334       13,857,513
      Amortization of loan costs                                  624,203          779,593
      Amortization of unearned directors' compensation            191,867           69,214
      Directors' compensation                                      42,420
      Minority interest                                           162,628          761,033
      Changes in assets and liabilities:
        Due from Lessees                                       (8,699,556)      (9,643,332)
        Deferred lease revenue                                 23,177,498
        Deferred expenses                                          (3,589)         (24,540)
        Deposits and other assets                                  86,995         (884,571)
        Accounts payable and accrued expenses                   2,608,535        6,186,604
        Preferred dividends payable                             1,741,657
                                                            -------------    -------------
          Net cash provided by operating activities            46,323,783       31,249,557
                                                            -------------    -------------

Cash flows from investing activities:
  Investment in hotel properties                             (167,583,927)    (255,334,261)
  Improvements and additions to hotel properties              (25,879,535)     (13,741,443)
  Proceeds from sale of hotel properties                        7,940,368
  Cash paid for franchise applications                           (214,537)      (2,143,569)
                                                            -------------    -------------
          Net cash used by investing activities              (185,737,631)    (271,219,273)
                                                            -------------    -------------

Cash flows from financing activities:
  Gross proceeds from public offering of common stock          20,144,615      108,769,513
  Gross proceeds from public offering of preferred stock       68,750,000
  Payment of offering expenses                                 (3,745,480)      (6,474,036)
  Proceeds from exercise of stock options                         112,500        1,125,000
  Distributions paid                                          (34,087,772)     (23,032,235)
  Borrowings under revolving credit facility                  161,275,000      232,050,395
  Payments on revolving credit facility                       (63,800,000)    (155,965,395)
  Borrowings under CMBS credit facility                        88,000,000
  Payments on CMBS credit facility                             (1,631,705)      (1,191,454)
  Payments on debt assumed                                        (99,055)
  Cash paid for loan costs                                        (49,579)      (3,309,794)
  Payments on capital lease obligations                            (3,025)            (414)
                                                            -------------    -------------
          Net cash provided by financing activities           146,865,499      239,971,580
                                                            -------------    -------------

Net increase in cash and cash equivalents                       7,451,651            1,864

Cash and cash equivalents at beginning of period                  190,458          128,974
                                                            -------------    -------------

Cash and cash equivalents at end of period                  $   7,642,109    $     130,838
                                                            =============    =============

Supplemental disclosure of noncash investing and financing activities:

During February 1998, the Company issued 69,123 shares of common stock at $15.375 per share to officers of the Company in lieu of cash as a performance bonus for 1997 and during the nine months ended September 30, 1998, issued 2,941 shares of common stock at prices ranging from $12.06-$15.50 to independent directors of the Company in lieu of cash as directors' compensation.

In April 1998, 123,457 limited partnership units valued at $1,925,912 were issued as part of the total acquisition cost of a Hampton Inn hotel in San Antonio, Texas. Additionally, the Company assumed mortgage notes payable totaling approximately $10.8 million in connection with the purchase of two hotels.

In July 1998, the Company issued 141,000 shares of restricted shares of common stock to its officers under the 1994 Stock Incentive Plan. The above were valued at prices ranging from $13.50-$13.56. Except for 4,000 shares which vested immediately, the restriction periods are tied to employment and range from three to five years.

In August 1998, the Company issued a total of 15,000 restricted shares of common stock to its independent directors. The shares were valued at $12.31 and vest ratably over five years. All of the restricted shares issued to the independent directors were issued subject to the approval of the Company's shareholders. It is anticipated that such approval will be requested at the annual shareholders meeting in 1999.

At September 30, 1998, $13,629,951 in distributions, including $11,888,294 to common shareholders and $1,741,657 to preferred shareholders, had been declared but not paid. The distributions were paid on November 2, 1998. At December 31, 1997, $10,645,348 in distributions to shareholders and limited partners had been declared but not paid.

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

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                              --------------------

1.     Organization and Basis of Presentation

       Equity Inns, Inc. (the "Company") was incorporated on November 24, 1993. The Company is a self-administered real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at September 30, 1998 owned an approximate 95.0% interest in the Partnership. The Company was formed to acquire equity interests in hotel properties and at September 30, 1998 owned, through the Partnership, 102 hotel properties with a total of 12,640 rooms in 36 states.

       At September 30, 1998, the Partnership, under operating leases providing for the payment of percentage rent (the "Percentage Leases"), leased 22 of the current hotels to Crossroads/Memphis Partnership, L.P., 35 of the current hotels to Crossroads Future Company, L.L.C. and 23 of the current hotels to Crossroads/Memphis Financing Company, L.L.C. (referred to collectively as "Crossroads"). Each of these lessees is an affiliate of Patriot American Hospitality, Inc., successor by merger to Interstate Hotels Company ("Patriot"). All payments due under these Percentage Leases are guaranteed by Patriot and by Interstate Hotels, LLC ("Interstate"), successor by merger to Interstate Hotels Corporation and an indirect subsidiary of Patriot. At September 30, 1998, the Partnership leased 19 hotels to Caldwell Holding Company ("Caldwell"), a wholly-owned subsidiary of Prime Hospitality Corporation ("Prime"). Caldwell is required, under the terms of its master lease agreement, to maintain a capitalization of 20% of the expected annual percentage rents in cash or marketable securities. Crossroads and Caldwell are described herein as, collectively, the "Lessees" and individually, a "Lessee". The Lessees operate and lease hotels owned by the Partnership pursuant to separate Percentage Leases which provide for rent payments equal to the greater of
       (i) a fixed base rent ("Base Rent") or (ii) percentage rent based on the revenues of the hotels ("Percentage Rent"). The remaining three hotels are operated pursuant to management agreements, two of which are operated by Crossroads Hospitality Company, L.L.C., a subsidiary of Interstate, and one of which operated by CapStar Hotel Co.

       On September 8, 1998, the Company announced that the previously announced merger agreement between the Company and RFS Hotel Investors, Inc. had been terminated by mutual agreement.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------

1.     Organization and Basis of Presentation, Continued

       During the nine months ended September 30, 1998, the Company acquired the following hotel properties:

          Date of                                           # of       Cost
       Acquisition            Property                      Rooms  (in millions)
       -----------      ----------------------------------  -----  -------------
       April 14, 1998   Hampton Inn-San Antonio, Texas        169    $  12.6
       April 15, 1998   Homewood Suites-Sharonville
                         (Cincinnati), Ohio                   111         7.8
       April 28, 1998   Residence Inn-Portland, Oregon        168        23.5
       April 28, 1998   Residence Inn-Boise, Idaho            104         7.0
       May 8, 1998      Residence Inn-Somers Point,
                         New Jersey                           120         8.1
       June 26, 1998    AmeriSuites-Albuquerque, New Mexico   128         9.5
       June 26, 1998    AmeriSuites-Baltimore, Maryland       128        10.0
       June 26, 1998    AmeriSuites-Baton Rouge, Louisiana    128        10.9
       June 26, 1998    AmeriSuites-Birmingham, Alabama       128         7.7
       June 26, 1998    AmeriSuites-Las Vegas, Nevada         202        19.1
       June 26, 1998    AmeriSuites-Memphis, Tennessee        128         8.4
       June 26, 1998    AmeriSuites-Miami, Florida             67        10.5
       June 26, 1998    AmeriSuites-Minneapolis, Minnesota    128         9.6
       June 26, 1998    Nashville, Tennessee                  128        11.2
       August 7, 1998   Homewood Suites-Seattle, Washington   161        22.0
                                                            -----      ------

                                                            1,998      $177.9
                                                            =====      ======

       In May 1998, the Company completed its first development property, a 125-room Hampton Inn & Suites located in Bartlett (Memphis), Tennessee, at a cost of approximately $7.5 million.

       During the quarter ended September 30, 1998, the Partnership sold three hotels ( Hampton Inn, Little Rock, Arkansas; Hampton Inn, Shelby, North Carolina; Hampton Inn, Cleveland, Tennessee) to third parties for an aggregate sales price of approximately $8.0 million. The Company realized a loss of approximately $694,000 as a result of these sales. The sales price was paid with cash.

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

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                             ----------------------


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

2.     Change in Accounting Principle

       In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") issued EITF number 98-9, "Accounting for Contingent Rent in Interim Financial Periods" (EITF 98-9). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. In July 1998 the EITF issued transition guidance stating that the consensus could be applied on a prospective basis or in a manner similar to a change in accounting principle effective April 1, 1998. The Company reviewed the terms of its Percentage Leases and has determined that the provisions of EITF 98-9 significantly impacted the Company's previous revenue recognition on an interim basis, but had no impact on the Company's annual Percentage Lease revenue or interim cash flow from its third party Lessees. The Company adopted the provisions of EITF 98--9 and elected to restate the first quarter results of 1998 and record the results of the second and third quarters in accordance with the new pronouncement.  The  effect  of the  change  on the  three  months  ended
       September 30, 1998 was to decrease net income applicable to common shareholders by $2,522,721 ($.14 per share-basic and diluted) to $6,067,739 ($.17 per share-basic and diluted). The effect on the nine months ended September 30, 1998 was to decrease net income applicable to common shareholders by $22,012,554 ($.68 per share-basic and diluted) to $3,072,990 ($.09 per share-basic and diluted). The pro forma per share amounts below reflect the effect on prior periods had the new method been in effect. The 1998 amounts are presented for comparative purposes only.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                             ----------------------


2.     Change in Accounting Principle, Continued

                                                  Three Months Ended        Nine Months Ended
                                                    September 30,            September  30,
                                               ------------------------  ------------------------
                                                  1998         1997         1998         1997
                                               ----------   -----------  ----------   -----------
Pro forma amounts:

Net income applicable to
  common shareholders                          $6,067,739   $ 6,619,779  $3,072,990   $ 2,813,321
                                               ==========   ===========  ==========   ===========

Net income per common
  share-basic and diluted                      $      .17   $       .21  $      .09   $       .10
                                               ==========   ===========  ===========  ===========

Amounts actually reported:

Net income applicable to
  common shareholders                          $6,067,739   $11,235,229   $3,072,990  $20,148,043
                                               ==========   ===========   ==========  ===========

Net income per common
  share-basic and diluted                      $      .17   $       .35   $      .09  $       .74
                                               ==========   ===========   ==========  ===========

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

       A reconciliation of the numerator and denominator used in the basic earnings per share computation to the numerator and denominator used in the diluted earnings per share computation is presented below for the three and nine months ended September 30, 1998 and 1997, respectively.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                             ----------------------



3.     Net Income Per Common Share, Continued

                                            For the Three Months Ended September 30,
                                            1998                                 1997
                           ------------------------------------ -------------------------------------

                             Income        Shares     Per Share   Income        Shares     Per Share
                           (Numerator)  (Denominator)  Amount   (Numerator)  (Denominator)   Amount
                           -----------   -----------  --------- -----------  ------------- ---------

Net income applicable to
   common shareholders-
   basic                   $6,067,739     36,384,908    $.17   $11,235,229    31,840,252     $.35
Dilutive effect of
   potential conversion
   or partnership units
   and elimination of
   minority interest          321,100      1,925,915               433,882     1,269,673
Dilutive effect of stock
   options outstanding
   using the treasury
   stock method                                   386
                           -----------    -----------    ----  -----------    ----------     ----
Net income applicable to
   common shareholders-
   diluted                 $6,388,839     38,311,209    $.17   $11,669,111    33,109,925     $.35
                           ===========    ==========    ====   ===========    ==========     ====


                                            For the Nine Months Ended September 30,
                                            1998                                1997
                           ------------------------------------ ------------------------------------
                             Income        Shares     Per Share   Income        Shares     Per Share
                           (Numerator)  (Denominator)   Amount  (Numerator)  (Denominator)   Amount
                           -----------  ------------- --------- -----------  ------------- ---------
Net income applicable to
   common shareholders-
   basic                   $3,072,990     35,951,937    $.09   $20,148,043    27,408,719     $.74
Dilutive effect of
   potential conversion
   or partnership units
   and elimination of
   minority interest          162,628      1,902,796               761,033     1,035,353
Dilutive effect of stock
   options outstanding
   using the treasury
   stock method                               54,523
                           ----------     ----------    ----   -----------    ----------     ----
Net income applicable to
   common shareholders-
   diluted                 $3,235,618     37,909,256    $.09   $20,909,076    28,444,072     $.74
                           ==========     ==========    ====   ===========    ==========     ====

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                             ----------------------


4.     Debt

       Debt is comprised of the following at September 30, 1998:

                  Commercial Mortgage Bonds                 $ 84,651,391
                  Unsecured Line of Credit                   239,400,000
                  Other                                       15,693,025
                                                            ------------

                                                            $339,744,416
                                                            ============

       The Company's $250 million unsecured line of credit (the "Unsecured Line of Credit") bears interest at a variable rate of LIBOR plus 1.4%, 1.5%, 1.625%, or 1.75% as determined by the Company's percentage of total debt to the total value of the Company's investment in hotel properties, as defined in the loan agreement (the "Percentage"). The Percentage is reviewed quarterly, and the interest rate is adjusted as necessary. At September 30, 1998, the interest rate on the Unsecured Line of Credit was LIBOR (5.37% at September 30, 1998) plus 1.625%. The Unsecured Line of Credit has a three-year term, expiring in October 2000, plus a one-year renewal option.

       The Company's $10,000,000 line of credit with the National Bank of Commerce (the "NBC Credit Line") bears interest at the bank's prime rate (8.5% at September 30, 1998) and is also unsecured. The NBC Credit Line has a three-year term, expiring in September 2000.

       In connection with the purchase of a Hampton Inn hotel in San Antonio, Texas in April 1998, the Partnership assumed a mortgage note payable with a principal balance of approximately $6.5 million. The note bears interest at 10% and is due in monthly principal and interest installments of approximately $66,000. The note is due September 1, 2015. The hotel securing this note has a carrying value of $12.6 million at September 30, 1998.

       In connection with the purchase of a Residence Inn hotel in Boise, Idaho in April 1998, the Partnership assumed a mortgage note payable with a principal balance of approximately $4.3 million. The note bears interest at a variable rate which, as of September 30, 1998, was approximately 8.6% and is due in monthly principal and interest installments of approximately $39,000. The note is due December 1, 2016 and contains a prepayment penalty. The hotel securing this note has a carrying value of approximately $7.0 million at September 30, 1998.

5.     Shareholders' Equity

       During the nine months ended September 30, 1998, 40,062 partnership units were tendered for redemption. Pursuant to the Partnership Agreement, the Company issued 40,062 shares of Common Stock on a one-for-one basis to redeem the units tendered.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                             ----------------------



6.     Subsequent Events

       In October 1998, 6,512 shares of Common Stock were issued upon redemption of units on a one-for-one basis.

       Dividends on the Preferred Stock for the period June 25 through October 31, 1998 were paid on November 2, 1998.

7.     Pro Forma Financial Information

       Due to the impact of the acquisitions in 1998, historical results of operations may not be indicative of future results of operations and earnings per share. The following unaudited pro forma condensed consolidated statements of operations for the nine months ended September 30, 1998 and 1997, are presented as if the acquisition of all 102 hotels owned at September 30, 1998, and the consummation of the Company's equity offerings and the application of the net proceeds therefrom had occurred on or prior to January 1, 1997, and the hotels had been leased to the Lessees pursuant to the Percentage Leases. As discussed in Note 2, the Company adopted the provisions of EITF 98-9 which significantly impacted the Company's revenue recognition on an interim basis. The pro forma information below reflects the effect of the change in accounting principle had the new method been in effect on January 1, 1997. Additionally, the pro forma statement of operations for the nine months ended September 30, 1998 includes approximately $2.2 million of merger expenses relating to the terminated merger agreement between the Company and RFS Hotel Investors and approximately $700,000 in losses from the sale of hotel properties, both of which collectively reduced pro forma net income applicable to common shareholders by $.08. The pro forma condensed consolidated statement of operations does not purport to present what actual results of operations would have been if the acquisition of the hotels had occurred on such date or to project results for any future period.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                             ----------------------


7.     Pro Forma Financial Information, Continued

                                                     Nine Months Ended
                                                       September 30,
                                                    1998           1997
                                                -----------    -----------
Revenues
  Lease revenue                                 $68,176,736    $67,646,323
  Loss on sale of hotel properties                 (693,801)
  Other income                                      611,394        373,419
                                                -----------    -----------
    Total revenues                               68,094,329     68,019,742

Expenses:
   Real estate and personal property taxes        9,410,237      8,768,951
   Depreciation and amortization                 25,650,542     24,971,182
   Amortization of loan costs                       624,203        806,260
   Interest                                      18,917,970     19,760,335
   General and administrative                     4,709,362      3,516,712
  Merger Expenses                                 2,197,301
                                                -----------    -----------
    Total expenses                               61,509,615     57,823,440
                                                -----------    -----------

Income before minority interest                   6,584,714     10,196,302

Minority interest                                    84,988        267,154
                                                -----------    -----------

Net income                                        6,499,726      9,929,148

Preferred stock dividends                         4,898,438      4,898,438
                                                -----------    -----------

Net income applicable to common shareholders    $ 1,601,288    $ 5,030,710
                                                ===========    ===========

Net income per common share-basic and diluted   $       .04    $       .14
                                                ===========    ===========

Weighted average number of common
  shares outstanding-basic                       36,423,422     36,423,422
                                                ===========    ===========

Weighted average number of common
   shares outstanding-diluted                    38,403,860     38,393,796
                                                ===========    ===========

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations



                                   BACKGROUND

The Company commenced operations on March 1, 1994 upon completion of the Company's initial public offering (the "IPO") and the simultaneous acquisition of eight Hampton Inn hotel properties with 995 rooms. Since the IPO, the Company has actively implemented its acquisition strategy. The following chart summarizes information regarding the Company's hotels at September 30, 1998:

                                                Number of           Number of
Franchise Affiliation                        Hotel Properties      Rooms/Suites
---------------------                        ----------------      ------------
Premium Limited Service Hotels:
     Hampton Inn                                    55                6,856
     Hampton Inn & Suites                            1                  125
     Comfort Inn                                     2                  182
     Holiday Inn Express                             1                  101
                                                   ---               ------
          Sub-total                                 59                7,264

All-Suite Hotels:
     AmeriSuites                                    19                2,403

Premium Extended Stay Hotels:
     Residence Inn                                  12                1,431
     Homewood Suites                                 7                  808
                                                   ---               ------
          Sub-total                                 19                2,239
                                                   ---               ------

Full Service Hotels:
     Holiday Inn                                     4                  557
     Comfort Inn                                     1                  177
                                                   ---               ------
          Sub-total                                  5                  734
                                                   ---               ------

                 Total                             102               12,640
                                                   ===               ======

The Partnership leases 99 of the hotels to the Lessees pursuant to the Percentage Leases. The remaining three hotels are operated pursuant to management agreements, two of which are operated by Crossroads Hospitality Company, L.L.C., a subsidiary of Interstate, and one of which is operated by CapStar Hotel Co. The Partnership's, and therefore the Company's, principal source of revenue is lease payments by the Lessees under the Percentage Leases. Percentage Rent is based primarily upon the Hotels' room revenue, and to a lesser extent, when applicable, food and beverage revenue.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


                              BACKGROUND, Continued

Change in Accounting Principle

In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") issued EITF number 98-9, "Accounting for Contingent Rent in Interim Financial Periods" (EITF 98- 9). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. In July 1998, the EITF issued transition guidance stating that the consensus could be applied on a prospective basis or in a manner similar to a change in accounting principle effective April 1, 1998. The Company reviewed the terms of its Percentage Leases and determined that the provisions of EITF 98-9 significantly impacted the Company's current revenue recognition on an interim basis, but had no impact on the Company's annual Percentage Lease revenue, funds from operations or interim cash flow from its third party Lessees. The Company adopted the provisions of EITF 98-9 and elected to restate the first quarter results of 1998 and record the results of the second quarter in accordance with the new pronouncement. The effect on the change on the three months ended September 30, 1998 was to decrease net income applicable to common shareholders by $2,522,721 ($.14 per share-basic and diluted) to $6,067,739 ($.17 per share-basic and diluted). The effect on the nine months ended September 30, 1998 was to decrease net income applicable to common shareholders by $22,012,554 ($.68 per share-basic and diluted) to $3,072,990 ($.09 per share-basic and diluted).

The  Percentage  Leases provide for the greater of (i) annual fixed Base Rent or
(ii) Percentage Rent to be remitted to the Company annually. The leases contain annual room revenue thresholds used to calculate two tiers of Percentage Rent which are applied to annualized room revenues on a quarterly basis to determine quarterly Lessee Percentage Rent payments. The provisions of EITF 98- 9 call for straight-line recognition of the annual Base Rent throughout the year and for the deferral of any additional Percentage Rent collected or due from the Lessees until such amounts exceed the annual fixed Base Rent. This will generally result in Base Rent being recognized in the first, second and third quarters and Percentage Rents collected or due from the Lessees in the first, second and third quarters being deferred and then recognized in the fourth quarter due to the structure of the Percentage Leases and the seasonality of the hotel operations. Historically, the Company has recorded lease revenue in interim periods on a basis similar to that used to determine quarterly Lessee Percentage Rent payments, resulting in the second and third quarters being the strongest quarters.

At September 30, 1998, deferred revenue of $23,177,498 represents Percentage Rent collected or due from the Lessees under the terms of the Percentage Leases which the Company expects to recognize as lease revenue in the fourth quarter of 1998. The Company's quarterly distributions to shareholders generally are based on Percentage Rents collected or due from Lessees as opposed to Percentage Lease revenue recognized. Management expects its hotel portfolio to yield substantial Percentage Rent annually, based on its cash flow analyses of the hotels prior to their acquisition and based on the negotiated terms of the related percentage leases.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                              RESULTS OF OPERATIONS


                                   Three Months Ended          Nine Months Ended
                                      September 30,               September 30,
                                -------------------------   -------------------------
                                    1998          1997          1998          1997
                                -----------   -----------   -----------   -----------
Lease revenue                   $30,263,189   $24,713,825   $59,199,621   $52,205,580
Add:
    Deferred lease revenue        2,656,328    23,177,498
                                -----------   -----------   -----------   -----------

Percentage rents collected or
    due from Lessees            $32,919,517   $24,713,825   $82,377,119   $52,205,580
                                ===========   ===========   ===========   ===========

Three Months Ended September 30, 1998 and 1997

Lease revenue increased significantly for the three months ended September 30, 1998 from the comparable period in 1997, despite the change in the Company's revenue recognition as discussed above. Included in deferred revenue at September 30, 1998 is $2,656,328 of third quarter Percentage Rents collected or due from the Lessees, which management expects the Company to recognize as revenue in the fourth quarter of 1998. After considering such amounts included in deferred revenue at September 30, 1998, Percentage Rents collected or due from the Lessees under the terms of the Percentage Leases during the three months ended September 30, 1998 were $32,919,517, compared to $24,713,825 for the three months ended September 30, 1997. The increase is primarily the result of (i) the number of hotels increasing from 88 at September 30, 1997 to 102 at September 30, 1998 and (ii) increased Percentage Rents collectible from the Lessees for hotels owned throughout both periods. On a comparable basis, this increase was caused by an increase in revenue per available room ("REVPAR") for hotels owned by the Company throughout both periods of .1% to $54.99 from $54.94. For hotels, on a pro forma basis, which were in operation for the full quarter in both 1998 and 1997, REVPAR (on a pro forma basis) increased to $58.62 from $57.90, an increase of 1.2%.

Real estate and personal property taxes and depreciation and amortization increased over the comparable period in 1997 primarily due to the increase in the number of hotel properties owned by the Company, from 88 properties at September 30, 1997 to 102 properties at September 30, 1998.

General and administrative expenses increased primarily as a result of (i) increases in the number of hotels owned subject to ground leases; and (ii) increased corporate staff and related expenses.

Merger expenses totaling $2,197,301, relating to actual costs associated with a previously announced merger agreement between the Company and RFS Hotel Investors, Inc., were written off during the three months ended September 30, 1998 due to the termination of the merger agreement.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



Three Months Ended September 30, 1998 and 1997, Continued

Interest expense increased $2,095,275 in the three months ended September 30, 1998 over the comparable period in 1997. The increase was due primarily to an increase in the average outstanding balance of the Company's debt from $270 million for the three months ended September 30, 1997 to $331 million for the three months ended September 30, 1998. Average interest rates decreased slightly from the comparable period in 1997, from 7.5% to 7.4%.

Funds From Operations (as defined below) were $20,516,357 or $0.54 per share for the three months ended September 30, 1998, compared to $17,123,259 or $0.52 per share for the three months ended September 30, 1997. The Company considers Funds From Operations to be a key measure of a REIT's performance and believes that Funds From Operations should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity.

Nine Months Ended September 30, 1998 and 1997

Lease revenue increased for the nine months ended September 30, 1998 from the comparable period in 1997, despite the change in the Company's revenue recognition as discussed above. Included in deferred revenue at September 30, 1998 is $23,177,498 of first, second and third quarter Percentage Rents collected or due from the Lessees, which management expects the Company to recognize as revenue in the fourth quarter of 1998. After considering such amounts included in deferred revenue at September 30, 1998, Percentage Rents collected or due from the Lessees under the terms of the percentage leases during the nine months ended September 30, 1998 were $82,377,119, compared to $52,205,580 for the nine months ended September 30, 1997. The increase is primarily the result of (i) the number of hotels increasing from 88 at September 30, 1997 to 102 at September 30, 1998 and (ii) to a lesser extent, increased Percentage Rents collectible from the Lessees for hotels owned throughout both periods. On a comparable basis, this increase was caused by an increase in REVPAR for hotels owned by the Company throughout both periods of 4.1% to $54.84 from $52.68. For hotels, on a pro forma basis, which were in operation for the full quarter in both 1998 and 1997, REVPAR (on a pro forma basis) increased to $56.16 from $54.98, an increase of 2.1%.

Real estate and personal property taxes and depreciation and amortization increased over the comparable period in 1997 primarily due to the increase in the number of hotel properties owned by the Company, from 88 properties at September 30, 1997 to 102 properties at September 30, 1998.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



Nine Months Ended September 30, 1998 and 1997, Continued

Interest expense increased $6,771,238 in the nine months ended September 30, 1998 over the comparable period in 1997. The increase was due primarily to an increase in the average outstanding balance of the Company's debt from $252 million for the nine months ended September 30, 1997 to $279 million for the nine months ended September 30, 1998.

Funds From Operations (as defined below) were $51,708,808 or $1.36 per share for the nine months ended September 30, 1998, compared to $34,575,814 or $1.22 per share for the nine months ended September 30, 1997.

Funds From Operations

The Company considers Funds From Operations ("FFO") (after adjustment for deferred lease revenue) one measure of REIT performance. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investments Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. For the periods presented, depreciation, loss on the sale of hotel properties, non-recurring merger expenses, minority interest, and deferred lease revenue were the only adjustments. FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments with respect to indebtedness on the hotels.

FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current definition of the NAREIT, after the adjustment for deferred lease revenues and non-recurring merger related expenses.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



Funds From Operations, Continued

The following is a reconciliation of income before minority interest to Funds From Operations under the NAREIT definition and after adjustment to add back deferred lease revenue and non-recurring merger expenses:

                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                 September 30,
                                                     --------------------------    -------------------------
                                                         1998           1997           1998          1997
                                                     -----------    -----------    -----------   -----------
Income before minority interest                      $ 8,021,642    $11,669,111    $ 4,977,275   $20,909,076
Less:
    Preferred stock dividends                         (1,632,803)                   (1,741,657)
Add:
  Depreciation of buildings, furniture
      and equipment                                    8,580,088      5,454,148     22,404,582    13,666,738
    Deferred lease revenue (Note 2)                    2,656,328                    23,177,498
  Loss on sale of hotel properties                       693,801                       693,801
  Non-recurring merger expenses                        2,197,301                     2,197,301
                                                     -----------   ------------    -----------   -----------

  Funds From Operations                              $20,516,357    $17,123,259    $51,708,800   $34,575,814
                                                     ===========    ===========    ===========   ===========

  Weighted average number of outstanding shares of
      Common Stock - dilutive                         38,311,209     33,109,925     37,909,256    28,444,072
                                                     ===========    ===========    ===========   ===========

  Funds From Operations per share                    $       .54    $      .52     $      1.36   $      1.22
                                                     ===========    ===========    ===========   ===========


                         LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash to meet its cash requirements, including distributions to its shareholders, is its cash distributions from the Partnership. The Partnership receives cash payments from the Lessees pursuant to the Percentage Leases. The Company's liquidity, including its ability to make distributions to shareholders, is dependent upon the Lessees' ability to make payments under the Percentage Leases. All of Crossroads' lease obligations are guaranteed by Patriot and by Interstate. The Company's other Lessee, Caldwell, is required under the terms of its master lease agreement to maintain a capitalization of 20% of its expected annual Percentage Rents generated from the Percentage Leases in cash or marketable securities.

Cash and cash equivalents as of September 30, 1998 were $7,642,109, compared to $190,458 at December 31, 1997. The increase in cash at September 30, 1998 is due to the receipt of proceeds from the sale of hotel properties, which were applied to debt maturing in early October 1998. Additionally, all of the September 30, 1998 receivable due from the Lessees was received in October 1998. Net cash provided by operating activities for the nine months ended September 30, 1998 was $46,323,783.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                   LIQUIDITY AND CAPITAL RESOURCES, Continued

The Company intends to make additional investments in hotel properties and may incur, or cause the Partnership to incur, indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. Prior to its latest annual meeting, the Company's Charter limited aggregate indebtedness to 45% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness. This requirement was deleted by shareholder vote on May 14, 1998. The Company's Board of Directors has subsequently adopted a policy currently imposing the same limitations previously imposed by the Charter. The Board of Directors may amend, modify or change the Company's debt limitation policy at any time without shareholder approval.

The Company's long-term debt at September 30, 1998 consists of (i) borrowings under the Company's $250 million unsecured line of credit (the "Unsecured Line of Credit"), (ii) Commercial Mortgage Bonds in three classes ("Bonds") and (iii) a $10 million line of credit with National Bank of Commerce (the "NBC Credit Line"). At September 30, 1998, the Company had outstanding debt of approximately $339.7 million, including $239.4 million under the Unsecured Line of Credit, $84.7 million under the Bonds, and $4.9 million under the NBC Credit Line, leaving approximately $10.6 million available under the Unsecured Line of Credit and $5.1 million available under the NBC Credit Line. The Company's consolidated indebtedness was 39.7% of its investments in hotels, at cost, at September 30, 1998.

During the nine months ended September 30, 1998, the Company invested approximately $25.9 million to fund capital improvements to its properties, including replacement of carpets, drapes, renovation of common areas and improvement of hotel exteriors. Most of these capital improvements were required by the franchisors on hotels that the Company purchased as part of the franchisors' product improvement plans ("PIPs"). The Company took the PIPs into consideration when negotiating the prices for these properties. In addition, the Company has committed to fund approximately $6.5 million during the remainder of 1998 for capital improvements. The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowings under the Unsecured Line of Credit.

The Company has entered into purchase agreements to purchase three hotels at a total cost of $86 million. The hotels are currently in various stages of development, with projected openings between May 1999 and February 2000. Also, the Company is currently developing a hotel with an expected cost of $18 million, with a projected opening in April 2000. Funds needed to complete these projects will be obtained from borrowings under the Unsecured Line of Credit and from other sources of debt or equity financing.

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

During the nine months ended September 30, 1998, the Partnership declared distributions in the aggregate of $35,330,719 to its partners, including the Trust, or $.93 per Unit, and the Company declared distributions in the aggregate of $33,565,471, or $.93 per share to its common shareholders.

In June 1998, the Company issued 2,750,000 shares of 9 1/2% Series A Preferred Stock. Dividends on the Series A Preferred Stock are cumulative from the date of issue and are payable in equal quarterly installments in an annual amount equal to $2.375 per share. The Series A Preferred Stock has a liquidation preference of $25 per share plus accumulated accrued and unpaid dividends.

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

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowing, the issuance of additional equity securities of the Company, or, in connection with acquisitions of hotel properties, issuance of Units in the Partnership. Pursuant to the Partnership Agreement for the Partnership, holders of Units have the right to require the Partnership to redeem their Units. During the nine months ended September 30, 1998, 40,062 Units were tendered for redemption. Pursuant to the Partnership Agreement, the Company has the option to redeem Units tendered for redemption on a one-for-one basis for shares of Common Stock or for an equivalent amount of cash. The Company issued 40,062 shares of Common Stock upon redemption of the 40,062 Units and anticipates that it will acquire any Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                              YEAR 2000 COMPLIANCE

Many existing computer programs have been designed to use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Company's assessment of its Year 2000 compliance is not complete. The Company has used its computer and software contractors to implement a compliance program to address the challenges the Year 2000 may present to the Company's systems and applications. This program includes an analysis of computer systems and applications operated by the Company and computer systems of third parties upon whose data or services the Company relies (including the Lessees).

The Company's management, as a result of discussions with its computer and software contractors, anticipates modifying its systems, and conversions to new software and related testing will be substantially complete by late 1998. As part of its compliance program, the Company has also surveyed its customers, vendors, and the Lessees, whose failure to timely convert their systems could have an impact on the Company's operations. Although the Company does not believe the Year 2000 issue will materially affect its business, financial condition and results of operations, there can be no assurance that its Year 2000 remediation efforts will be fully in compliance. In addition, although the Company has no reason to believe that the Lessees will not be in compliance by the Year 2000, the Company is unable to determine the extent to which the Year 2000 issue will affect the operations of the hotels. The Company continues to discuss with the Lessees the need for implementing adequate procedures to address this issue.

Management does not consider the incurred or estimated costs of the Company's compliance program to be material.

                           FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import. Such forward-looking statements relate to future events and the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from the results or achievements expressed or implied by such forward-looking statements. The Company is not obligated to update any such factors or to reflect the impact of actual future events or developments on such forward-looking statements.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


                                   SEASONALITY

The hotel industry is seasonal in nature. The Hotels' operations historically reflect higher occupancy rates and ADR during the second and third quarters. The provisions of EITF 98-9 call for straight-line recognition of the annual Base Rent throughout the year and for the deferral of any Percentage Rent amounts collected or due from the Lessees until such amounts exceed the annual fixed Base Rent. This will generally result in Base Rent being recognized in the first, second and third quarters and Percentage Rents collected or due from the Lessees being deferred and then recognized in the fourth quarter due to the structure of the Percentage Leases and the seasonality of the hotel operations. Prior to the implementation of EITF 98-9, the Company recorded lease revenue in interim periods on a basis similar to that used to determine quarterly Lessee Percentage Rent payments, resulting in the second and third quarters being the strongest quarters. To the extent that cash flow from operating activities from the Hotels for a quarter is insufficient to generate Percentage Lease revenue necessary to fund all of the distributions for such quarter, the Company may maintain the annual distribution rate by funding seasonal-related shortfalls with available cash or borrowing under the Unsecured Line of Credit.


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



Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits -- The following exhibit is filed in this Quarterly Report on Form 10-Q:

          27 Financial Data Schedule (filed only electronically with the Securities and Exchange Commission)

     (b) Reports on Form 8-K -- The Company filed the following Current Reports on Form 8-K during the period covered by this Quarterly Report on Form 10-Q:

          (1) Current Report on Form 8-K dated June 30, 1998 and filed on July 17, 1998, reporting the Company's Percentage Lease terms for its hotels as of June 30, 1998 (no financial information required); and

          (2) Current Report on Form 8-K dated September 8, 1998 and filed on September 14, 1998, reporting the termination of the Asset Sale Agreement and Plans of Mergers dated as of April 21, 1998 by and among RFS Hotel Investors, Inc., RHI Acquisition, Inc., the Company, the Partnership and RFS Partnership, L.P. (no financial information required).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                          Equity Inns, Inc.



November  11 , 1998             By:  /s/Donald H. Dempsey
-------------------             ------------------------------------------------
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