Form 10-Q/A
period 1998-03-31
EQUITY INNS INC
filed 1999-03-09
CIK 916530

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

           Amended Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For The Quarterly Period Ended March 31, 1998    Commission File Number 01-12073


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


                 7700 Wolf River Boulevard, Germantown, TN 38138
               --------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)


                                 (901) 754-7774
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                  4735 Spottswood, Suite 102, Memphis, TN 38117
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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


                                     1 of 18

                                EQUITY INNS, INC.

                                      INDEX


                                                                            PAGE

PART I.     Financial Information

   Item 1.  Financial Statements


      Condensed Consolidated Balance Sheets - March 31, 1998
        (unaudited) and December 31, 1997                                      3

      Condensed Consolidated Statements of Operations (unaudited) -
        For the three months ended March 31, 1998 and 1997                     4

      Condensed Consolidated Statements of Cash Flows (unaudited) -
        For the three months ended March 31, 1998 and 1997                     5

      Notes to Condensed Consolidated Financial Statements                     6


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                9

   Item 3.  Quantitative and Qualitative Disclosure About
            Market Risk                                                       14


PART II.    Other Information


   Item 6.  Exhibits and Reports on Form 8-K                                  16

PART I.  Financial Information
   Item 1.  Financial Statements


                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 31,        December 31,
                                                         1998               1997
                                                     -------------    --------------
                                                      (unaudited)
ASSETS

Investment in hotel properties, net                  $ 619,606,262    $ 617,071,977
Cash and cash equivalents                                6,323,632          190,458
Due from Lessees                                         7,892,638        5,925,109
Note receivable                                          3,884,052        3,884,052
Deferred expenses, net                                   7,147,093        7,275,473
Deposits and other assets                                2,730,272        1,178,028
                                                     -------------    -------------

       Total assets                                  $ 647,583,949    $ 635,525,097
                                                     =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                                 $ 230,871,159    $ 233,206,156
Accounts payable and accrued expenses                   10,878,956       12,467,254
Distributions payable                                   11,602,786       10,645,348
Minority interest in Partnership                        19,084,129       19,034,524
                                                     -------------    -------------

       Total liabilities                               272,437,030      275,353,282
                                                     -------------    -------------

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

                                               For the Three Months Ended March 31,
                                           1998                                   1997
                           -----------------------------------   -------------------------------------
                              Income      Shares     Per Share     Income        Shares      Per Share
                           (Numerator) (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                           ----------- ------------- ---------   -----------  -------------  ---------
Net income - basic         $6,004,210   35,221,367      $.17     $3,166,597   23,693,278       $.13
Dilutive effect of
   potential conversion
   or partnership units
   and elimination of
   minority interest          314,124    1,842,520                  119,187      859,861
Dilutive effect of stock
   options outstanding
   using the treasury
   stock method                             96,234                                41,991
                           ----------   ----------      ----     ----------   -----------      ----

Net income-diluted         $6,318,334   37,160,121      $.17     $3,285,784   24,595,130       $.13
                           ==========   ==========      ====     ==========   ==========       ====

3.     Debt

       Debt is comprised of the following at March 31, 1998:

             Commercial Mortgage Bonds                      $ 85,748,526
             Unsecured Line of Credit                        145,050,000
             Other                                                72,633
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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                        RESULTS OF OPERATIONS, Continued

The following is a reconciliation of income before minority interest to Funds From Operations:

                                                       Three Months Ended
                                                            March 31,
                                                   -------------------------
                                                       1998          1997
                                                   -----------   -----------
Income before minority interest                    $ 6,318,334   $ 3,285,784
Add:
    Depreciation of buildings, furniture
         and equipment                               6,611,442     3,784,761
                                                   -----------   -----------

Funds From Operations                              $12,929,776   $ 7,070,545
                                                   ===========   ===========

Weighted average number of outstanding shares of
    Common Stock and Units of the Partnership       37,160,121    24,595,130
                                                   ===========   ===========

Funds From Operations per Share and Unit           $       .35   $       .29
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

                              YEAR 2000 COMPLIANCE

Many existing computer programs have been designed to use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Company's assessment of its Year 2000 compliance is not complete. The Company has used its computer and software contractors to implement a compliance program to address the challenges the Year 2000 may present to the Company's systems and applications. This program includes an analysis of computer systems and applications operated by the Company and computer systems of third parties upon whose data or service the Company relies (including the Lessees).

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



The Company's management, as a result of discussions with its computer and software contractors, anticipates modifying its systems, and conversions to new software and related testing will be substantially complete by late 1998. As part of its compliance program, the Company has also surveyed its customers, vendors, and the Lessees, whose failure to timely convert their systems could have an impact on the Company's operations. Although the Company does not believe the Year 2000 issues will materially affect its business, financial condition and results of operations, there can be no assurance that its Year 2000 remediation efforts will be fully in compliance. In addition, although the Company has no reason to believe that the Lessees will not be in compliance by the Year 2000, the Company is unable to determine the extent to which the Year 2000 issue will affect the operations of the hotels. The Company continues to discuss with the Lessees the need for implementing adequate procedures to address this issue.

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



March    , 1999                 By:  /s/Donald H. Dempsey
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