Form 10-Q/A
period 1998-06-30
EQUITY INNS INC
filed 1999-03-09
CIK 916530

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

           Amended Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For The Quarterly Period Ended June 30, 1998     Commission File Number 01-12073


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


                                     1 of 24

                                EQUITY INNS, INC.

                                      INDEX


                                                                            PAGE

PART I.  Financial Information

 Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets - June 30, 1998
       (unaudited) and December 31, 1997                                       3

     Condensed Consolidated Statements of Operations (unaudited) -
       For the three months and six months ended June 30, 1998 and 1997        4

     Condensed Consolidated Statements of Cash Flows (unaudited) -
       For the six months ended June 30, 1998 and 1997                         5

     Notes to Condensed Consolidated Financial Statements                      7

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           13

 Item 3.  Quantitative and Qualitative Disclosure About Market Risk           20


PART II. Other Information


 Item 6.  Exhibits and Reports on Form 8-K                                    21

PART I.  Financial Information
   Item 1.  Financial Statements
                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        June 30,       December 31,
                                                          1998             1997
                                                     -------------    -------------
                                                      (unaudited)
ASSETS

Investment in hotel properties, net                  $ 776,019,221    $ 617,071,977
Cash and cash equivalents                                  326,875          190,458
Due from Lessees                                        13,191,804        5,925,109
Note receivable                                          3,884,052        3,884,052
Deferred expenses, net                                   6,913,408        7,275,473
Deposits and other assets                                2,794,334        1,178,028
                                                     -------------    -------------

       Total assets                                  $ 803,129,694    $ 635,525,097
                                                     =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                                 $ 316,633,905    $ 233,206,156
Accounts payable and accrued expenses                   12,800,450       12,467,254
Dividends and distributions payable                     11,948,492       10,645,348
Minority interest in Partnership                        19,814,049       19,034,524
                                                     -------------    -------------

       Total liabilities                               361,196,896      275,353,282
                                                     -------------    -------------

Commitments and contingencies

Shareholders' equity:

Common Stock, $.01 par value, 50,000,000
  shares authorized, 36,266,467 and 34,865,578
  shares issued and outstanding, respectively              362,665          348,656
Preferred Stock, $.01 par value, 10,000,000 shares
  authorized, 2,750,000 shares of Series A and
  -0- shares issued and outstanding                     68,750,000
Additional paid-in capital                             405,796,246      387,133,407
Unearned directors' and officers' compensation            (160,220)        (273,482)
Predecessor basis assumed                               (1,263,887)      (1,263,887)
Distributions in excess of net earnings                (31,552,006)     (25,772,879)
                                                     -------------    -------------

       Total shareholders' equity                      441,932,798      360,171,815
                                                     -------------    -------------

Total liabilities and shareholders' equity           $ 803,129,694    $ 635,525,097
                                                     =============    =============

                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                        ---------------------------------


                                                Three Months Ended          Six Months Ended
                                                      June 30,                   June 30,
                                            -------------------------   -------------------------
                                                1998          1997          1998          1997
                                            -----------   -----------   -----------   -----------
Revenues
  Lease revenue                             $28,050,668   $15,713,892   $49,457,602   $27,491,755
  Other income                                  186,261       324,632       356,579       341,943
                                            -----------   -----------   -----------   -----------

    Total revenues                           28,236,929    16,038,524    49,814,181    27,833,698
                                            -----------   -----------   -----------   -----------

Expenses
  Real estate and personal property taxes     2,922,571     1,647,708     5,355,934     2,957,550
  Depreciation and amortization               7,287,011     4,493,384    13,969,130     8,339,504
  Amortization of loan costs                    210,201       238,049       423,198       427,018
  Interest                                    5,027,133     2,496,476     9,317,763     4,641,800
  General and administrative                  1,631,544     1,208,726     3,271,353     2,227,861
                                            -----------   -----------   -----------   -----------

    Total expenses                           17,078,460    10,084,343    32,337,378    18,593,733
                                            -----------   -----------   -----------   -----------

Income before minority interest              11,158,469     5,954,181    17,476,803     9,239,965

Minority interest                               558,741       207,964       872,865       327,151
                                            -----------   -----------   -----------   -----------

Net income                                   10,599,728     5,746,217    16,603,938     8,912,814

Preferred stock dividends                       108,854                     108,854
                                            -----------   -----------   -----------   -----------

Net income applicable to
  common shareholders                       $10,490,874   $ 5,746 217   $16,495,084   $ 8,912,814
                                            ===========   ===========   ===========   ===========

Net income per common share-
  basic and diluted                         $       .29   $       .22   $       .46   $       .35
                                            ===========   ===========   ===========   ===========

Weighted average number of
  common shares outstanding-diluted          38,176,000    27,620,000    37,623,000    26,116,000
                                            ===========   ===========   ===========   ===========



                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                For the Six Months Ended
                                                                        June  30,
                                                             -----------------------------
                                                                 1998              1997
                                                             ------------      -----------
Cash flows from operating activities:
  Net income applicable to common shareholders               $ 16,495,084      $ 8,912,814
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                            13,969,130        8,339,503
      Amortization of loan costs                                  423,198          427,018
     Amortization of unearned directors' compensation              39,762           46,142
     Directors' compensation                                       29,943
     Minority interest                                            872,865          327,151
      Changes in assets and liabilities:
        Due from Lessees                                       (7,266,695)      (4,675,350)
        Deferred expenses                                          (8,750)          (6,466)
        Deposits and other assets                              (1,616,306)        (487,179)
        Accounts payable and accrued expenses                   1,395,962        5,175,908
        Preferred dividends payable                               108,854
                                                             ------------      -----------
               Net cash provided by operating activities       24,443,047       18,059,541
                                                             ------------      -----------

Cash flows from investing activities:
  Investment in hotel properties                             (145,583,927)    (222,482,927)
  Improvements and additions to hotel properties              (14,464,854)      (9,242,682)
  Cash paid for franchise applications                           (179,437)      (2,018,650)
                                                             ------------      -----------
              Net cash used by investing activities          (160,228,218)    (233,744,259)
                                                             ------------      -----------

Cash flows from financing activities:
  Gross proceeds from public offering of common stock          20,144,615      108,769,513
  Gross proceeds from public offering of preferred stock       68,750,000
  Payment of offering expenses                                 (3,450,515)      (6,474,036)
  Proceeds from exercise of stock options                         112,500
  Distributions paid                                          (22,248,134)     (13,765,565)
  Borrowings under revolving credit facility                  123,475,000      194,095,395
  Payments on revolving credit facility                       (49,725,000)    (151,010,395)
  Borrowings under CMBS credit facility                                         88,000,000
  Payments on CMBS credit facility                             (1,078,418)        (674,968)
  Payments on debt assumed                                        (39,158)
  Cash paid for loan costs                                        (17,582)      (3,132,839)
  Payments on capital lease obligations                            (1,720)            (414)
                                                             ------------      -----------
                Net cash provided by financing activities     135,921,588      215,806,691
                                                             ------------      -----------

Net increase (decrease) in cash and cash equivalents              136,417          121,973

Cash and cash equivalents at beginning  of period                 190,458          128,974
                                                             ------------      -----------

Cash and cash equivalents at end of period                   $    326,875      $   250,947
                                                             ============      ===========

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

At June 30, 1998, $11,839,638 in distributions to shareholders and limited partners had been declared but not paid. The distributions are scheduled to be paid on August 3, 1998. At December 31, 1997, $10,645,348 in distributions to shareholders and limited partners had been declared but not paid.

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

In April 1998, the Company assumed mortgage notes payable totaling approximately $10.8 million in connection with the purchase of two hotels.







































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

       At June 30, 1998, the Partnership, under operating leases providing for the payment of percentage rent (the "Percentage Leases"), leased 25 of the current hotels to Crossroads/Memphis Partnership, L.P., 34 of the current hotels to Crossroads Future Company, L.L.C. and 23 of the current hotels to Crossroads/Memphis Financing Company, L.L.C. (referred to collectively as "Crossroads"). Each of these lessees is an affiliate of Interstate Hotels Company ("Interstate"). All payments due under these Percentage Leases are guaranteed by Interstate. At June 30, 1998, the Partnership leased 19 hotels to Caldwell Holding Company ("Caldwell"), a wholly-owned subsidiary of Prime Hospitality Corporation ("Prime"). Caldwell is required, under the terms of its master lease agreement, to maintain 20% of the expected annual percentage rents in cash or marketable securities. The Partnership leases 101 of the hotels owned by the Company at June 30, 1998 to Crossroads and Caldwell (collectively, the "Lessees" and individually, a "Lessee"). The Lessees operate and lease hotels owned by the Partnership pursuant to separate Percentage Leases which provide for rent payments equal to the greater of (i) a fixed base rent ("Base Rent") or (ii) percentage rent based on the revenues of the hotels ("Percentage Rent"). The remaining three hotels are operated pursuant to management agreements, two of which are operated by Interstate and one is operated by MeriStar Management Company, L.L.C., a wholly-owned subsidiary of MeriStar Hotels and Resorts, Inc. On June 2, 1998, Interstate was acquired by Patriot American Hospitality, Inc., a publicly traded hotel REIT.

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

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------

1.     Organization and Basis of Presentation, Continued

       During the quarter ended June 30, 1998, the Company acquired the following hotel properties:

         Date of                                            # of       Cost
       Acquisition                Property                  Rooms  (in millions)
       -----------      ---------------------------------   -----  -------------
       April 14, 1998   Hampton Inn-San Antonio, Texas        169        $  12.6
       April 15, 1998   Homewood Suites-Sharonville
                         (Cincinnati), Ohio                   111            7.8
       April 28, 1998   Residence Inn-Portland, Oregon        168           23.5
       April 28, 1998   Residence Inn-Boise, Idaho            104            7.0
       May 8, 1998      Residence Inn-Somers Point,
                          New Jersey                          120            8.1
       June 26, 1998    AmeriSuites-Albuquerque, New
                          Mexico                              128            9.5
       June 26, 1998    AmeriSuites-Baltimore, Maryland       128           10.0
       June 26, 1998    AmeriSuites-Baton Rouge, Louisiana    128           10.9
       June 26, 1998    AmeriSuites-Birmingham, Alabama       128            7.7
       June 26, 1998    AmeriSuites-Las Vegas, Nevada         202           19.1
       June 26, 1998    AmeriSuites-Memphis, Tennessee        128            8.4
       June 26, 1998    AmeriSuites-Miami, Florida             67           10.5
       June 26, 1998    AmeriSuites-Minneapolis, Minnesota    128            9.6
       June 26, 1998    Nashville, Tennessee                  128           11.2
                                                            -----         ------
                                                            1,837         $155.9
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

                                                For the Three Months Ended June 30,
                                            1998                                   1997
                           -------------------------------------   -------------------------------------
                             Income        Shares      Per Share     Income        Shares      Per Share
                           (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                           -----------  -------------  ---------   -----------  -------------  ---------

Net income - basic         $10,490,874    36,236,749    $0.29      $5,746,217     26,603,100     $0.22
Dilutive effect of
   potential conversion
   or partnership units
   and elimination of
   minority interest           558,741     1,939,037                   207,964      972,022
Dilutive effect of stock
   options outstanding
   using the treasury
   stock method                               60,871                                 44,501
                           -----------   -----------    -----      -----------   ----------      -----

Net income-diluted         $11,049,615    38,236,657    $0.29      $5,954,181    27,619,623      $0.22
                           ===========   ===========    =====      ===========   ==========      =====

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


2.     Net Income Per Common Share, Continued

                                                 For the Six Months Ended June 30,
                                           1998                                    1997
                           -------------------------------------   -------------------------------------
                              Income       Shares      Per Share      Income       Shares      Per Share
                           (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                           -----------  -------------  ---------   -----------  -------------  ---------

Net income - basic         $16,495,084    35,731,863     $0.46     $8,912,814     25,156,227     $0.35
Dilutive effect of
   potential conversion
   or partnership units
   and elimination of
   minority interest           872,865     1,891,045                  327,151        916,252
Dilutive effect of stock
   options outstanding
   using the treasury
   stock method                               73,055                                  43,249
                           -----------    ----------     -----     ----------     ----------     -----

Net income-diluted         $17,367,949    37,695,963     $0.46     $9,239,965     26,115,728     $0.35
                           ===========    ==========     =====     ==========     ==========     =====


3.     Debt

       Debt is comprised of the following at June 30, 1998:

                  Commercial Mortgage Bonds               $ 85,204,678
                  Unsecured Line of Credit                 220,500,000
                  NBC Credit Line                              100,000
                  Other                                     10,829,227
                                                          ------------

                                                          $316,633,905
                                                          ============

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

       In connection with the purchase of a Residence Inn hotel in Boise, Idaho in April 1998, the Partnership assumed a mortgage note payable with a principal balance of approximately $4.3 million. The note bears interest at a variable rate which, as of June 30, 1998, was approximately 8.6% and is due in monthly principal and interest installments of approximately $39,000. The note is due December 1, 2016 and contains a prepayment premium. The hotel securing this note has a carrying value of approximately $7.0 million at June 30, 1998.

4.     Shareholders' Equity

       In connection with the purchase of the Hampton Inn hotel located in San Antonio, Texas on April 14, 1998, the Partnership issued 123,457 Units valued at approximately $1.9 million.

       During the quarter ended June 30, 1998, 40,062 shares of Common Stock were issued upon redemption of Units.

5.     Subsequent Events

       The following hotel was acquired by the Company subsequent to June 30, 1998:

           Date of                                       # of          Cost
         Acquisition             Property                Rooms     (in millions)
         -----------       ------------------------      -----     -------------
         August 7, 1998    Homewood Suites-Seattle,
                             Washington                   169          $22.0

6.       Pro Forma Financial Information

         Due to the impact of the acquisitions in 1998, historical results of operations may not be indicative of future results of operations and earnings per share. The following unaudited pro forma condensed consolidated statements of operations for the six months ended June 30, 1998 and 1997, are presented as if the acquisition of all 104 hotels owned at June 30, 1998, and the consummation of the Company's equity offerings and the application of the net proceeds therefrom had occurred on or prior to January 1, 1997, and the hotels had been

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


6.     Pro Forma Financial Information, Continued

       leased to the Lessees pursuant to the percentage leases. The pro forma condensed consolidated statement of operations does not purport to present what actual results of operations would have been if the acquisition of the hotels had occurred on such date or to project results for any future period.

                                                  Six Months Ended
                                                       June 30,
                                               -------------------------
                                                  1998          1997
                                               -----------   -----------
Lease revenues                                 $59,011,445   $57,623,819
Interest income                                    356,579       341,943
                                               -----------   -----------
    Total revenues                              59,368,024    57,965,762

Expenses:
    Real estate and personal property taxes      6,198,871     5,721,446
    Depreciation and amortization               16,516,464    16,305,742
    Amortization of loan costs                     423,198       453,685
    Interest                                    11,764,055    12,045,984
    General and administrative                   3,271,353     2,454,828
                                               -----------   -----------
         Total expenses                         38,173,941    36,981,685
                                               -----------   -----------

Income before minority interest                 21,194,083    20,984,077

Minority interest                                  903,594       893,483
                                               -----------   -----------

Net income                                      20,290,489    20,090,594

Preferred stock dividends                        3,265,625     3,265,625
                                               -----------   -----------

Net income applicable to common shareholders   $17,024,864   $16,824,969
                                               ===========   ===========

Net income per share-basic and diluted         $       .47   $       .46
                                               ===========   ===========

Weighted average number of common
    shares outstanding-basic                    36,266,467    36,266,467
                                               ===========   ===========

Weighted average number of common
    shares outstanding-diluted                  38,265,948    38,225,616
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
                                                     ===               ======

In order for the Company to qualify as a REIT, neither the Company nor the Partnership can operate hotels. Therefore, the Partnership leases 101 of the Hotels to the Lessees pursuant to the Percentage Leases. The remaining three hotels are operated pursuant to management agreements, two of which are operated by Interstate and one operated by MeriStar Management Company, L.L.C., a wholly-owned subsidiary of MeriStar Hotels and Resorts, Inc. The Partnership's, and therefore the Company's, principal source of revenue is lease payments by the Lessees under the Percentage Leases. Percentage Rent is based primarily upon the Hotels' room revenue, and to a lesser extent, when applicable, food and beverage revenue.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued





                              RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997

For the three months ended June 30, 1998 and 1997, the Company had revenues of $28,236,929 and $16,038,524, respectively, consisting of Percentage Lease revenue of $28,050,668 and $15,713,892. This represents a 78.5% increase in Percentage Lease revenue for the three months ended June 30, 1998 over the comparable period last year. The increase is the result of (i) the number of hotels increasing from 85 at June 30, 1997 to 104 at June 30, 1998 and (ii) to a lesser extent, increased Percentage Rents collectible from the Lessees for hotels owned throughout both periods. On a comparable basis, the increase was caused by an increase in revenue per available room ("REVPAR") for hotels owned by the Company throughout both periods of 1.9% to $53.48 from $52.48. For hotels, on a pro forma basis, which were in operation for the full quarter in both 1998 and 1997, REVPAR (on a pro forma basis) increased to $55.43 from $55.07, an increase of .7%.

Real estate and personal property taxes and depreciation and amortization increased over the comparable period in 1997 due to the increase in the number of hotel properties owned by the Company, from 85 properties at June 30, 1997 to 104 properties at June 30, 1998.

General and administrative expenses increased primarily as a result of (i) increases in number of hotels owned subject to ground leases; and (ii) increased corporate staff and related expenses.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                        RESULTS OF OPERATIONS, Continued


Six Months Ended June 30, 1998 and 1997

For the six months ended June 30, 1998 and 1997, the Company had revenues of $49,814,181 and $27,833,698, respectively, consisting of Percentage Lease revenue of $49,457,602 and $27,491,755. The increase is the result of (i) the number of hotels increasing from 85 at June 30, 1997 to 104 at June 30, 1998 and
(ii) to a lesser extent, increased Percentage Rents collectible from the Lessees for hotels owned throughout both periods. On a comparable basis, this increase was caused by an increase in REVPAR for hotels owned by the Company throughout both periods of 2.9% to $49.58 from $48.19. For hotels, on a pro forma basis, which were in operation for the full quarter in both 1998 and 1997, REVPAR (on a pro forma basis) increased to $52.04 from $51.29, an increase of 1.5%.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



Funds From Operations

The Company considers Funds From Operations ("FFO") (after adjustment for deferred lease revenue) one measure of REIT performance. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. For the periods presented, depreciation and minority interest were the only non-cash adjustments. FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements of principal payments with respect to indebtedness on the hotels.

FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current definition of the NAREIT.

The following is a reconciliation of income before minority interest to Funds From Operations under the NAREIT definition:

                                                           Three Months Ended             Six Months Ended
                                                                June 30,                      June 30,
                                                       --------------------------     -------------------------
                                                           1998           1997           1998          1997
                                                       -----------    -----------     -----------   -----------
Income before minority interest                        $11,158,469    $ 5,954,181     $17,476,803   $ 9,239,965
Less:
    Preferred stock dividends                             (108,854)                      (108,854)
Add:
  Depreciation of buildings, furniture
      and equipment                                      7,213,052      4,427,829      13,824,494     8,212,590
                                                       -----------    -----------     -----------   -----------

  Funds From Operations                                $18,262,667    $10,382,010     $31,192,443   $17,452,555
                                                       ===========    ===========     ===========   ===========

  Weighted average number of outstanding shares of
      Common Stock - Dilutive                           38,236,657     27,575,122      37,695,963    26,072,479
                                                       ===========    ===========     ===========   ===========

  Funds From Operations per share                      $       .48    $       .38     $       .83   $       .67
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

The Company's management, as a result of discussions with its computer and software contractors, anticipates modifying its systems, and conversions to new software and related testing will be substantially complete by late 1998. As part of its compliance program, the Company has also surveyed its customers, vendors and the Lessees, whose failure to timely convert their systems could have an impact on the Company's operations. Although the Company does not believe the Year 2000 issue will materially affect its business, financial condition and results of operations, there can be no assurance that its Year 2000 remediation efforts will be fully in compliance. In addition, although the Company has no reason to believe that the Lessees will not be in compliance by the Year 2000, the Company is unable to determine the extent to which the Year 2000 issue will affect the operations of the hotels. The Company continues to discuss with the Lessees the need for implementing adequate procedures to address this issue.

Management does not consider the incurred or estimated costs of the Company's compliance program to be material.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


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



   March 5, 1999                By:  /s/Donald H. Dempsey
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