Form 10-Q/A
period 1998-09-30
EQUITY INNS INC
filed 1999-03-09
CIK 916530

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

           Amended Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For The Quarterly Period
  Ended September 30, 1998                       Commission File Number 01-12073


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

PART I.  Financial Information
   Item 1.  Financial Statements

                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      September 30,    December 31,
                                                          1998              1997
                                                      ------------     ------------
                                                       (unaudited)
ASSETS
Investment in hotel properties, net                   $792,308,017     $617,071,977
Cash and cash equivalents                                7,642,109          190,458
Due from Lessees                                        14,624,665        5,925,109
Note receivable                                          3,884,052        3,884,052
Deferred expenses, net                                   6,610,851        7,275,473
Deposits and other assets                                1,091,033        1,178,028
                                                      ------------     ------------

       Total assets                                   $826,160,727     $635,525,097
                                                      ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                                  $339,744,416     $233,206,156
Accounts payable and accrued expenses                   14,013,022       12,467,254
Dividends and distributions payable                     13,629,951       10,645,348
Minority interest in Partnership                        19,671,722       19,034,524
                                                      ------------     ------------

       Total liabilities                               387,059,111      275,353,282
                                                      ------------     ------------

Commitments and contingencies

Shareholders' equity:

Common Stock, $.01 par value, 100,000,000
  shares authorized, 36,423,422 and 34,865,578
  shares issued and outstanding, respectively              364,234          348,656
Preferred Stock, $.01 par value, 10,000,000 shares
  authorized, 2,750,000 shares of Series A and
  -0- shares issued and outstanding                     68,750,000
Additional paid-in capital                             407,601,629      387,133,407
Unearned directors' and officers' compensation          (2,097,554)        (273,482)
Predecessor basis assumed                               (1,263,887)      (1,263,887)
Distributions in excess of net earnings                (34,252,806)     (25,772,879)
                                                      ------------     ------------

       Total shareholders' equity                      439,101,616      360,171,815
                                                      ------------     ------------

Total liabilities and shareholders' equity            $826,160,727     $635,525,097
                                                      ============     ============

                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                        ---------------------------------


                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                  September 30,
                                             ---------------------------     --------------------------
                                                1998            1997            1998           1997
                                             -----------     -----------     -----------    -----------
Revenues
  Lease revenue                              $32,919,517     $24,713,825     $82,377,119    $52,205,580
  Loss on sale of hotel properties              (693,801)                       (693,801)
  Other income                                   254,815          31,476         611,394        373,419
                                             -----------     -----------     -----------    -----------

    Total revenues                            32,480,531      24,745,301      82,294,712     52,578,999
                                             -----------     -----------     -----------    -----------

Expenses
  Real estate and personal property taxes      3,106,366       2,050,054       8,462,300      5,007,604
  Depreciation and amortization                8,655,204       5,518,009      22,624,334     13,857,513
  Amortization of loan costs                     201,005         352,574         624,203        779,593
  Interest                                     6,204,676       4,109,401      15,522,439      8,751,201
  General and administrative                   1,438,009       1,046,152       4,709,362      3,274,012
  Merger Expenses                              2,197,301                       2,197,301
                                             -----------     -----------     -----------    -----------

    Total expenses                            21,802,561      13,076,190      54,139,939     31,669,923
                                             -----------     -----------     -----------    -----------

Income before minority interest               10,677,970      11,669,111      28,154,773     20,909,076

Minority interest                                454,707         433,882       1,327,572        761,033
                                             -----------     -----------     -----------    -----------

Net income                                    10,223,263      11,235,229      26,827,201     20,148,043

Preferred stock dividends                      1,632,803                       1,741,657
                                             -----------     -----------     -----------    -----------

Net income applicable to
  common shareholders                        $ 8,590,460     $11,235,229     $25,085,544    $20,148,043
                                             ===========     ===========     ===========    ===========

Net income per common share-
  basic and diluted                          $       .24     $       .35     $       .70    $       .74
                                             ===========     ===========     ===========    ===========

Weighted average number of
  common shares outstanding-diluted           38,311,000      33,110,000      37,909,000     28,444,000
                                             ===========     ===========     ===========    ===========




                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               For the Nine Months Ended
                                                                     September  30,
                                                                 1998             1997
                                                              -----------      -----------
Cash flows from operating activities:
  Net income applicable to common shareholders                $25,085,544      $20,148,043
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Loss on sale of hotel properties                            693,801
      Depreciation and amortization                            22,624,334       13,857,513
      Amortization of loan costs                                  624,203          779,593
      Amortization of unearned directors' compensation            191,867           69,214
      Directors' compensation                                      42,420
      Minority interest                                         1,327,572          761,033
      Changes in assets and liabilities:
        Due from Lessees                                       (8,699,556)      (9,643,332)
        Deferred expenses                                          (3,589)         (24,540)
        Deposits and other assets                                  86,995         (884,571)
        Accounts payable and accrued expenses                   2,608,535        6,186,604
        Preferred dividends payable                             1,741,657
                                                              -----------      -----------
               Net cash provided by operating activities       46,323,783       31,249,557
                                                              -----------      -----------

Cash flows from investing activities:
  Investment in hotel properties                             (167,583,927)    (255,334,261)
  Improvements and additions to hotel properties              (25,879,535)     (13,741,443)
  Proceeds from sale of hotel properties                        7,940,368
  Cash paid for franchise applications                           (214,537)      (2,143,569)
                                                              -----------      -----------
              Net cash used by investing activities          (185,737,631)    (271,219,273)
                                                              -----------      -----------

Cash flows from financing activities:
  Gross proceeds from public offering of common stock          20,144,615      108,769,513
  Gross proceeds from public offering of preferred stock       68,750,000
  Payment of offering expenses                                 (3,745,480)      (6,474,036)
  Proceeds from exercise of stock options                         112,500        1,125,000
  Distributions paid                                          (34,087,772)     (23,032,235)
  Borrowings under revolving credit facility                  161,275,000      232,050,395
  Payments on revolving credit facility                       (63,800,000)    (155,965,395)
  Borrowings under CMBS credit facility                                         88,000,000
  Payments on CMBS credit facility                             (1,631,705)      (1,191,454)
  Payments on debt assumed                                        (99,055)
  Cash paid for loan costs                                        (49,579)      (3,309,794)
  Payments on capital lease obligations                            (3,025)            (414)
                                                              -----------      -----------
                Net cash provided by financing activities     146,865,499      239,971,580
                                                              -----------      -----------

Net increase in cash and cash equivalents                       7,451,651            1,864

Cash and cash equivalents at beginning  of period                 190,458          128,974
                                                              -----------      -----------

Cash and cash equivalents at end of period                    $ 7,642,109      $   130,838
                                                              ===========      ===========

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

       At September 30, 1998, the Partnership, under operating leases providing for the payment of percentage rent (the "Percentage Leases"), leased 22 of the current hotels to Crossroads/Memphis Partnership, L.P., 35 of the current hotels to Crossroads Future Company, L.L.C. and 23 of the current hotels to Crossroads/Memphis Financing Company, L.L.C. (referred to collectively as "Crossroads"). Each of these lessees is an affiliate of Patriot American Hospitality, Inc., successor by merger to Interstate Hotels Company ("Patriot"). All payments due under these Percentage Leases are guaranteed by Patriot and by Interstate Hotels, LLC ("Interstate"), successor by merger to Interstate Hotels Corporation and an indirect subsidiary of Patriot. At September 30, 1998, the Partnership leased 19 hotels to Caldwell Holding Company ("Caldwell"), a wholly-owned subsidiary of Prime Hospitality Corporation ("Prime"). Caldwell is required, under the terms of its master lease agreement, to maintain a capitalization of 20% of the expected annual percentage rents in cash or marketable securities. Crossroads and Caldwell are described herein as, collectively, the "Lessees" and individually, a "Lessee". The Lessees operate and lease hotels owned by the Partnership pursuant to separate Percentage Leases which provide for rent payments equal to the greater of
       (i) a fixed base rent ("Base Rent") or (ii) percentage rent based on the revenues of the hotels ("Percentage Rent"). The remaining three hotels are operated pursuant to management agreements, two of which are operated by Crossroads Hospitality Company, L.L.C., a subsidiary of Interstate, and one of which is operated by MeriStar Management Company, L.L.C., a wholly-owned subsidiary of MeriStar Hotels and Resorts, Inc.

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

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------

1.     Organization and Basis of Presentation, Continued

       During the nine months ended September 30, 1998, the Company acquired the following hotel properties:

          Date of                                          # of        Cost
       Acquisition            Property                     Rooms   (in millions)
       -----------     ------------------------------      -----   -------------
       April 14, 1998  Hampton Inn-San Antonio, Texas       169       $ 12.6
       April 15, 1998  Homewood Suites-Sharonville
                         (Cincinnati), Ohio                 111          7.8
       April 28, 1998  Residence Inn-Portland, Oregon       168         23.5
       April 28, 1998  Residence Inn-Boise, Idaho           104          7.0
       May 8, 1998     Residence Inn-Somers Point,
                         New Jersey                         120          8.1
       June 26, 1998   AmeriSuites-Albuquerque,
                         New Mexico                         128          9.5
       June 26, 1998   AmeriSuites-Baltimore, Maryland      128         10.0
       June 26, 1998   AmeriSuites-Baton Rouge,
                         Louisiana                          128         10.9
       June 26, 1998   AmeriSuites-Birmingham, Alabama      128          7.7
       June 26, 1998   AmeriSuites-Las Vegas, Nevada        202         19.1
       June 26, 1998   AmeriSuites-Memphis, Tennessee       128          8.4
       June 26, 1998   AmeriSuites-Miami, Florida            67         10.5
       June 26, 1998   AmeriSuites-Minneapolis,
                         Minnesota                          128          9.6
       June 26, 1998   Nashville, Tennessee                 128         11.2
       August 7, 1998  Homewood Suites-Seattle,
                         Washington                         161         22.0
                                                          -----       ------

                                                          1,998       $177.9
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

                                                 For the Three Months Ended September 30,
                                             1998                                       1997
                            --------------------------------------     --------------------------------------

                              Income         Shares      Per Share       Income         Shares      Per Share
                            (Numerator)  (Denominator)     Amount      (Numerator)   (Denominator)    Amount
                            -----------  -------------   ---------     -----------   -------------  ---------
Net income applicable to
   common shareholders-
   basic                    $8,590,460    36,384,908       $.24        $11,235,229    31,840,252      $.35
Dilutive effect of
   potential conversion
   or partnership units
   and elimination of
   minority interest           454,707     1,925,915                       433,882     1,269,673
Dilutive effect of stock
   options outstanding
   using the treasury
   stock method                                  386
                            ----------    ----------       ----        -----------    ----------      ----

Net income applicable to
   common shareholders-
   diluted                  $9,045,167    38,311,209       $.24        $11,669,111    33,109,925      $.35
                            ==========    ==========       ====        ===========    ==========      ====

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                             ----------------------



2.     Net Income Per Common Share, Continued

                                                For the Nine Months Ended September 30,
                                           1998                                        1997
                           --------------------------------------     --------------------------------------
                             Income        Shares       Per Share       Income         Shares      Per Share
                           (Numerator)  (Denominator)     Amount      (Numerator)   (Denominator)    Amount
                           -----------  -------------   --------      -----------   -------------   --------
Net income applicable to
   common shareholders-
   basic                   $25,085,544    35,951,937      $.70        $20,148,043    27,408,719      $.74
Dilutive effect of
   potential conversion
   or partnership units
   and elimination of
   minority interest         1,327,572     1,902,796                      761,033     1,035,353
Dilutive effect of stock
   options outstanding
   using the treasury
   stock method                               54,523
                           -----------   -----------      ----        -----------    ----------      ----

Net income applicable to
   common shareholders-
   diluted                 $26,413,116    37,909,256      $.70        $20,909,076    28,444,072      $.74
                           ===========   ===========      ====        ===========    ==========      ====


3.     Debt

       Debt is comprised of the following at September 30, 1998:

                  Commercial Mortgage Bonds               $ 84,651,391
                  Unsecured Line of Credit                 239,400,000
                  Other                                     15,693,025
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


3.     Debt, Continued

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

4.     Shareholders' Equity

       During the nine months ended September 30, 1998, 40,062 partnership units were tendered for redemption. Pursuant to the Partnership Agreement, the Company issued 40,062 shares of Common Stock on a one-for-one basis to redeem the units tendered.

5.     Subsequent Events

       In October 1998, 6,512 shares of Common Stock were issued upon redemption of units on a one-for-one basis.

       Dividends on the Preferred Stock for the period June 25 through October 31, 1998 were paid on November 2, 1998.

6.     Pro Forma Financial Information

       Due to the impact of the acquisitions in 1998, historical results of operations may not be indicative of future results of operations and earnings per share. The following unaudited pro forma condensed consolidated statements of operations for the nine months ended September 30, 1998 and 1997, are presented as if the acquisition of all 102 hotels owned at September 30, 1998, and the consummation of the Company's equity offerings and the application of the net proceeds therefrom had occurred on or prior to January 1, 1997, and the hotels had been leased

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                             ----------------------


6.     Pro Forma Financial Information, Continued

       to the Lessees pursuant to the Percentage Leases. Additionally, the pro forma statement of operations for the nine months ended September 30, 1998 includes approximately $2.2 million of merger expenses relating to the terminated merger agreement between the Company and RFS Hotel Investors and approximately $700,000 in losses from the sale of hotel properties, both of which collectively reduced pro forma net income applicable to common shareholders by $.07. The pro forma condensed consolidated statement of operations does not purport to present what actual results of operations would have been if the acquisition of the hotels had occurred on such date or to project results for any future period.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                             ----------------------


6.     Pro Forma Financial Information, Continued


                                                         Nine Months Ended
                                                            September 30,
                                                        1998             1997
                                                     -----------     -----------
Revenues
  Lease revenue                                      $92,118,200     $92,680,627
  Loss on sale of hotel properties                      (693,801)
  Other income                                           611,394         373,419
                                                     -----------     -----------
    Total revenues                                    92,035,793      93,054,046

Expenses:
   Real estate and personal property taxes             9,410,237       8,768,951
   Depreciation and amortization                      25,650,542      24,971,182
   Amortization of loan costs                            624,203         806,260
   Interest                                           18,917,970      19,760,335
   General and administrative                          4,709,362       3,516,712
  Merger Expenses                                      2,197,301
                                                     ------------    -----------
    Total expenses                                    61,509,615      57,823,440
                                                     ------------    -----------

Income before minority interest                       30,526,178      35,230,606

Minority interest                                      1,291,638       1,529,551
                                                     -----------     -----------

Net income                                            29,234,540      33,701,055

Preferred stock dividends                              4,898,438       4,898,438
                                                     -----------     -----------

Net income applicable to common shareholders         $24,336,102     $28,802,617
                                                     ===========     ===========

Net income per common share-basic and diluted        $       .67     $       .79
                                                     ===========     ===========

Weighted average number of common
  shares outstanding-basic                            36,423,422      36,423,422
                                                     ===========     ===========

Weighted average number of common
   shares outstanding-diluted                         38,403,860      38,393,796
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
                                                   ===                  ======

The Partnership leases 99 of the hotels to the Lessees pursuant to the Percentage Leases. The remaining three hotels are operated pursuant to management agreements, two of which are operated by Crossroads Hospitality Company, L.L.C., a subsidiary of Interstate, and one of which is operated by MeriStar Management Company, L.L.C., a wholly-owned subsidiary of MeriStar Hotels and Resorts, Inc. The Partnership's, and therefore the Company's, principal source of revenue is lease payments by the Lessees under the Percentage Leases. Percentage Rent is based primarily upon the Hotels' room revenue, and to a lesser extent, when applicable, food and beverage revenue.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued




                              RESULTS OF OPERATIONS


Three Months Ended September 30, 1998 and 1997

For the three months ended September 30, 1998 and 1997, the Company had revenues of $32,480,531 and $24,745,301, respectively, consisting of Percentage Lease revenue of $32,919,517 and $24,713,825. This represents a 33.2% increase in Percentage Lease revenue for the three months ended September 30, 1997 over the comparable period last year. The increase is primarily the result of (i) the number of hotels increasing from 88 at September 30, 1997 to 102 at September 30, 1998 and (ii) increased Percentage Rents collectible from the Lessees for hotels owned throughout both periods. On a comparable basis, this increase was caused by an increase in revenue per available room ("REVPAR") for hotels owned by the Company throughout both periods of .1% to $54.99 from $54.94. For hotels, on a pro forma basis, which were in operation for the full quarter in both 1998 and 1997, REVPAR (on a pro forma basis) increased to $58.62 from $57.90, an increase of 1.2%.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



Nine Months Ended September 30, 1998 and 1997

For the nine months ended September 30, 1998 and 1997, the Company had revenues of $82,294,712 and $52,578,999, respectively, consisting of Percentage Lease revenue of $82,377,119 and $52,205,580. The increase is primarily the result of
(i) the number of hotels increasing from 88 at September 30, 1997 to 102 at September 30, 1998 and (ii) to a lesser extent, increased Percentage Rents collectible from the Lessees for hotels owned throughout both periods. On a comparable basis, this increase was caused by an increase in REVPAR for hotels owned by the Company throughout both periods of 4.1% to $54.84 from $52.68. For hotels, on a pro forma basis, which were in operation for the full quarter in both 1998 and 1997, REVPAR (on a pro forma basis) increased to $56.16 from $54.98, an increase of 2.1%.

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

Funds From Operations

The Company considers Funds From Operations ("FFO") (after adjustment for deferred lease revenue) one measure of REIT performance. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investments Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. For the periods presented, depreciation, loss on the sale of hotel properties, non-recurring merger expenses and minority interest. FFO should not be considered an alternative to net income or other measurements under generally

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



Funds From Operations, Continued

accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments with respect to indebtedness on the hotels.

FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current definition of the NAREIT, after the adjustment for non-recurring merger related expenses.

The following is a reconciliation of income before minority interest to Funds From Operations under the NAREIT definition and after adjustment to add back deferred lease revenue and non-recurring merger expenses:

                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                September 30,
                                                       ---------------------------------------------------------
                                                          1998           1997            1998           1997
                                                       -----------    -----------     -----------    -----------
Income before minority interest                        $10,677,970    $11,669,111     $28,154,773    $20,909,076
Less:
    Preferred stock dividends                          (1,632,803)                     (1,741,657)
Add:
  Depreciation of buildings, furniture
      and equipment                                     8,580,088       5,454,148      22,404,582     13,666,738
  Loss on sale of hotel properties                        693,801                         693,801
  Non-recurring merger expenses                         2,197,301                       2,197,301
                                                       ----------     -----------     -----------    -----------

  Funds From Operations                                $20,516,357    $17,123,259     $51,708,800    $34,575,814
                                                       ===========    ===========     ===========    ===========

  Weighted average number of outstanding shares of
      Common Stock - dilutive                           38,311,209     33,109,925      37,909,256     28,444,072
                                                       ===========    ===========     ===========    ===========

     Funds From Operations per share                   $       .54    $       .52     $      1.36    $      1.22
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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



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

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits -- The following exhibit is filed in this Quarterly Report on Form 10-Q:

          27 Financial Data Schedule (filed only electronically with the] Securities and Exchange Commission)

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