Form 10-K
period 1998-12-31
EQUITY INNS INC
filed 1999-03-23
CIK 916530

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                       --
               X Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998      Commission File Number 01-12073

                                EQUITY INNS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Tennessee                                              62-1550848
-------------------------------                           ----------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

             7700 Wolf River Boulevard, Germantown, Tennessee 38138
         ---------------------------------------------------------------
         (Address of Registrant's Principal Executive Office) (Zip Code)

                                 ( 901) 754-7774
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

   Securities registered pursuant to Section 12(b) of the Act: Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
           9 1/2% Series A Cumulative Preferred Stock, $.01 par value
           ----------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X        No
                               -----           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock and non-voting stock held by nonaffiliates of the Registrant as of March 10, 1999: $316,240,785.
Number of shares of Common Stock, $.01 par value, outstanding as of March 10, 1999: 36,663,715

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders to be held May 7, 1999 (the "Proxy Statement") are incorporated by reference into Part III of this Report.

Exhibit Index beginning on Page 60.

                                EQUITY INNS, INC
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 1998


                                TABLE OF CONTENTS


                                     PART I
                                                                            Page

Item 1.   Business                                                             3

Item 2.   Properties                                                          12

Item 3.   Legal Proceedings                                                   18

Item 4.   Submission of Matters to a Vote of Security Holders                 18

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters                                               18

Item 6.   Selected Financial Data                                             19

Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               21

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          27

Item 8.   Financial Statements and Supplementary Data                         28

Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                               51

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant                  51

Item 11.  Executive Compensation                                              51

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management                                                        51

Item 13.  Certain Relationships and Related Transactions                      51

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports
            on Form 8-K                                                       52

THIS REPORT CONTAINS AND INCORPORATES BY REFERENCE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR WORDS. SUCH FORWARD-LOOKING STATEMENTS RELATE TO FUTURE EVENTS AND THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY, AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM THE RESULTS OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ATTENTION SHOULD BE PAID TO THE VARIOUS FACTORS IDENTIFIED OR INCORPORATED BY REFERENCE IN THIS REPORT WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER, INCLUDING BUT NOT LIMITED TO THOSE DISCUSSED IN THE SECTIONS ENTITLED "INTERNAL GROWTH STRATEGY," "ACQUISITION STRATEGY," "COMPETITION," "LEVERAGE," "ENVIRONMENTAL MATTERS," "TAX STATUS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." THE COMPANY IS NOT OBLIGATED TO UPDATE ANY SUCH FACTORS OR TO REFLECT THE IMPACT OF ACTUAL FUTURE EVENTS OR DEVELOPMENTS ON SUCH FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1.       BUSINESS

(a)      General Development of Business

Equity Inns, Inc. (the "Company") is in the business of acquiring equity interests in hotel properties. The Company commenced operations in March 1994 and is a real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the
"Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and, at December 31, 1998, owned an approximate 95.0% interest in the Partnership. The Company conducts its business through the Partnership and its subsidiaries.

(b)      Financial Information About Industry Segment

The Company is in the business of acquiring equity interests in hotel properties. See the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required in Item 1.

(c)      Narrative Description of Business

In order to qualify as a REIT, neither the Company nor the Partnership can operate hotels. The Company has implemented a strategy of utilizing multiple lessees and hotel management companies for its hotel properties. At December 31, 1998, the Partnership leased 80 of the current hotels to subsidiaries or affiliates of Patriot American Hospitality, Inc. (collectively, the "Patriot Lessee"), successor by merger to Interstate Hotels Company ("Patriot"). All payments due under these Percentage Leases are guaranteed by Patriot and by Interstate Hotels, LLC ("Interstate"), successor by merger to Interstate Hotels Corporation and an indirect subsidiary of Patriot. The Partnership leased 19 hotels to a wholly-owned subsidiary of Prime Hospitality Corporation (the "Prime Lessee").

Ninety-nine hotels owned by the Company are leased to the Patriot Lessee and the Prime Lessee (collectively, the "Lessees" and individually, a "Lessee") pursuant to percentage leases ("Percentage Leases") which provide for rent payments equal to the greater of (i) a fixed base rent ("Base Rent") or (ii) percentage rent based on the revenue of the hotels ("Percentage Rent"). The Percentage Leases allow the Company to participate in increased revenue from the hotels by providing for the payment of Percentage Rent. The remaining three hotels are operated by third parties under management agreements.

At December 31, 1998, the Partnership owned 102 hotel properties with a total of 12,640 rooms in 36 states (the "Hotels"). The diversity of the portfolio is such that, at December 31, 1998, no individual hotel exceeded 2% of the total rooms in the portfolio. This geographical distribution and franchise diversity is further illustrated by the following charts.

                               Franchise Diversity

                                               # of Hotel         # of Rooms/
         Franchise Affiliation                 Properties           Suites
         ---------------------                 ----------         -----------
         Premium Limited Service Hotels:
              Hampton Inn                          55                 6,856
              Hampton Inn & Suites                  1                   125
              Comfort Inn                           2                   182
                                                  ---                ------
                  Sub-total                        58                 7,163
                                                  ---                ------

         All-Suite Hotels:
              AmeriSuites                          19                 2,403

         Premium Extended Stay Hotels:
              Residence Inn                        12                 1,431
              Homewood Suites                       7                   808
                                                  ---                ------
                  Sub-total                        19                 2,239
                                                  ---                ------

         Full Service Hotels:
              Holiday Inn                           3                   397
              Comfort Inn                           1                   177
                                                  ---                ------
                  Sub-total                         4                   574
                                                  ---                ------

         Independent Hotels:                        2                   261
                                                  ---                ------

                  Total                           102                12,640
                                                  ===                ======

                             Geographical Diversity

                                    Number of      Number of      Percentage of
State                                Hotels       Suites/Rooms    Suites/Rooms
-----                               ---------     ------------    -------------
Alabama                                  4              460             3.6%
Arizona                                  4              495             3.9%
Arkansas                                 1              123             1.0%
Colorado                                 3              356             2.8%
Connecticut                              3              405             3.2%
Florida                                  8              931             7.4%
Georgia                                  4              443             3.5%
Idaho                                    1              104             0.8%
Illinois                                 2              264             2.1%
Indiana                                  2              255             2.0%
Kansas                                   2              260             2.1%
Kentucky                                 1              119             0.9%
Louisiana                                1              128             1.0%
Maryland                                 2              244             1.9%
Michigan                                 4              526             4.2%
Minnesota                                2              248             2.0%
Mississippi                              1               86             0.7%
Missouri                                 2              242             1.9%
Nebraska                                 1               80             0.6%
Nevada                                   1              202             1.6%
New Jersey                               3              424             3.4%
New Mexico                               1              128             1.0%
New York                                 1              154             1.2%
North Carolina                           5              614             4.9%
Ohio                                     6              736             5.8%
Oklahoma                                 1              135             1.1%
Oregon                                   1              168             1.3%
Pennsylvania                             2              249             2.0%
South Carolina                           3              404             3.2%
Tennessee                               11            1,286            10.2%
Texas                                    9            1,230             9.7%
Vermont                                  2              200             1.6%
Virginia                                 2              245             1.9%
Washington                               1              161             1.3%
West Virginia                            4              455             3.6%
Wisconsin                                1               80             0.6%
                                       ---           ------           -----

                                       102           12,640           100.0%
                                       ===           ======           =====

In 1998, the Company agreed to purchase, upon their completion, a 252-room Homewood Suites hotel in Orlando, Florida for $22.8 million, a 235-room Homewood Suites hotel in downtown Chicago, Illinois for $30.4 million and a 300-room Hawthorn Suites hotel in Chicago-Rosemont, Illinois for $33.0 million. Each of these hotels is currently under construction with completion dates expected in May 1999, June 1999 and September 1999, respectively. The Company also purchased land in Salt Lake City, Utah at a cost of $2.4 million, to be held for possible construction of an Embassy Suites hotel at a later date.

BUSINESS STRATEGY

The Company's primary objective is to increase funds from operations and enhance shareholder value by participating in increased revenues from the Hotels through leases which provide for rent payments based on the revenues from the Hotels and by acquiring equity interests in additional hotels that meet the Company's investment criteria.

ACQUISITION STRATEGY

The Company intends to acquire additional existing hotel properties that meet its investment criteria, primarily premier upscale limited service, extended-stay, all-suite and underperforming hotels that can be renovated and/or converted to premium franchise brands. In particular, the Company has increasingly emphasized the acquisition of hotel portfolios in order to capitalize on the Company's efficiency and experience in acquisition analysis and transaction structuring and to enable the Company to more rapidly expand its hotel portfolio.

The Company has entered into alliances with two major franchisors of all-suite hotels, Prime Hospitality Corporation and U.S. Franchise Systems. These alliances allow the Company the right of first offer through the year 2000 to purchase up to thirty-two hotels per year. These alliances provide the Company with a distinct advantage by avoiding the necessity to bid against competition for new acquisitions.

The Company considers investment in hotel properties which meet some or all of the following criteria:

     Particular emphasis is given to premium extended stay and all-suite properties in the upscale and mid-price segment, such as AmeriSuites(R), Homewood Suites(R), Residence Inn(R), Hampton Inn & Suites(R), Embassy Suites(R) and Hawthorn Suites(R) and premium limited service hotels, such as Hampton Inn(R) and Marriott Courtyard(R), with major franchisors such as Promus Hotel Corporation, Marriott Corporation, Prime Hospitality Corporation and U.S. Franchise Systems;

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

The Company continually evaluates its hotel portfolio with respect to the potential sale of certain of its hotel properties that no longer meet its investment criteria. Proceeds from the sale of its hotels will be used to repay indebtedness or re-invested in hotels meeting the Company's investment criteria.

DEVELOPMENT STRATEGY

The Company may consider selective internal development of hotel properties, principally in the premium extended stay, all-suite and limited service segment of the market. At December 31, 1998, the Company held land in Salt Lake City, Utah for possible construction of an Embassy Suites hotel.

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

EMPLOYEES

At March 1, 1999, the Company employed, through a wholly-owned subsidiary, 16 employees.

COMPETITION

The hotel industry is highly competitive. Each of the Hotels is located in a developed area that includes other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on occupancy, Average Daily Rate ("ADR") and Revenue Per Available Room ("REVPAR") of the Hotels or at hotel properties acquired in the future. The Company believes that brand recognition, location, the quality of the hotel and consistency of services provided, and price are the principal competitive factors affecting the Company's hotels.

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

FRANCHISE AGREEMENTS

One hundred of the Hotels operate under  franchise  licenses.  Two of the Hotels are operated as independent hotels without any franchise affiliation. The Company anticipates that most of the additional hotel properties in which it invests will be operated under franchise licenses. The Company believes that the public's perception of quality associated with a franchisor is an important feature in the operation of a hotel. Franchisors provide a variety of benefits for franchisees which include national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems.

The Lessees hold the franchise licenses for the leased hotels. The franchise licenses generally specify certain management, operational, recordkeeping, accounting, reporting and marketing standards and procedures with which the applicable Lessee must comply. The franchise licenses obligate the Lessee to comply with the franchisors' standards and requirements with respect to training of operation personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the Lessee, display of signage, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

Each franchise license generally gives the Lessee the right to operate the particular Hotel under a franchise license for periods ranging up to 20 years. The franchise agreements provide for termination at the franchisor's option upon the occurrence of certain events, including the Lessee's failure to pay royalties and fees or perform its other covenants under the license agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the license without the consent of the franchisor, or failure to comply with applicable law in the operation of the relevant Hotel. The Lessee will be entitled to terminate the franchise license only by giving at least 12 months' notice and paying a specific amount of liquidated damages. The Percentage Leases require the Company's consent to any change or termination in the franchise brand. The license agreements will not renew automatically upon expiration. The Partnership made franchise transfer payments to franchisors aggregating approximately $200,000 in 1998. The Partnership is also committed to franchisors to fund certain capital improvements to hotel properties, which are funded from borrowings, working capital, or the room renovation accounts. The Partnership made capital improvements of approximately $26 million to its hotel properties in 1998, including approximately $11.4 million in renovations required by franchisors. In 1999, the Partnership expects to fund approximately $23 million of capital improvements, approximately $8.6 million of which is renovation required by franchisors, for the hotel properties owned and contracted to own at December 31, 1998. The Lessee is responsible for making royalty payments under the franchise agreements to the franchisors. Under the franchise agreements, the Lessee pays a franchise fee ranging from 6.5% to 8.05% of room revenue (plus additional fees). A portion of these fees may be designated for a marketing and reservation fund for the benefit of franchised hotels systemwide.

SEASONALITY

The Hotels' operations historically have been seasonal in nature, generally reflecting higher occupancy rates during the second and third quarters. This seasonality can be expected to cause fluctuations in the Company's quarterly lease revenue to the extent that it receives Percentage Rent.

TAX STATUS

The Company intends to operate so as to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). As long as the Company qualifies for taxation as a REIT, with certain exceptions, the Company will not be taxed at the corporate level on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute annually at least 95% of its taxable income. Failure to qualify as a REIT will render the Company subject to tax (including any applicable minimum tax) on its taxable income at regular corporate rates and distributions to the shareholders in any such year will not be deductible by the Company. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property. In connection with the Company's election to be taxed as a REIT, the Company's Charter imposes certain restrictions on the transfer of shares of Common Stock. The Company has adopted the calendar year as its taxable year.

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

           NAME                                   POSITION
    -----------------------      -----------------------------------------------
    Phillip H. McNeill, Sr.      Chairman of the Board, Chief Executive Officer
                                 and Director

    Howard A. Silver             President, Chief Operating Officer and Director

    Donald H. Dempsey            Executive Vice President, Secretary, Treasurer,
                                 Chief Financial Officer and Director

    Phillip H. McNeill, Jr.      Executive Vice President of Development

    J. Ronald Cooper             Vice President, Assistant Secretary, Assistant
                                 Treasurer and Controller

Phillip H. McNeill, Sr. (age 60) is Chairman and Chief Executive Officer of the Company and has been Chairman of McNeill Hospitality Corporation since 1984. From 1963 to 1977, he served in various capacities, including President and Chief Executive Officer, with Schumacher Mortgage Company, Inc., a mortgage banking firm and subsidiary of Time, Inc. Mr. McNeill has served as President and Director of the Memphis Mortgage Bankers Association and the Tennessee State Mortgage Bankers Association. He has served as a member of the Board of Trustees of the University of Memphis Foundation and as a Director of First Commercial Bank of Memphis. He is currently serving as a member of the Board of Directors of National Commerce Bancorporation. Mr. McNeill holds both a B.S. and a J.D. degree from the University of Memphis and is a graduate of the Northwestern School of Mortgage Banking.

Howard A. Silver (age 44) is President and Chief Operating Officer of the Company and has been a certified public accountant since 1980. Mr. Silver joined the Company in May 1994 and has served as Executive Vice President of Finance, Secretary, Treasurer and Chief Financial Officer of the Company until June 1998. From 1992 until joining the Company, Mr. Silver served as Chief Financial Officer of Alabaster Originals, L.P., Memphis, Tennessee, a fashion jewelry wholesaler. From 1978 to 1985, Mr. Silver was a certified public accountant with the national accounting firm of Coopers & Lybrand L.L.P., and from 1987 to 1992 Mr. Silver was employed as a certified public accountant with the national accounting firm of Ernst & Young. Mr. Silver holds a B.S. in Accounting from the University of Memphis.

Donald H. Dempsey (age 54) is Executive Vice President, Secretary, Treasurer and Chief Financial Officer of the Company. Prior to joining the Company in July 1998, Mr. Dempsey served as Executive Vice President and Chief Financial Officer of Choice Hotels International, Inc. from January 1998 to July 1998. From April 1995 to December 1997, Mr. Dempsey served as Senior Vice President and Chief Financial Officer of Promus Hotel Corporation, from October 1993 to April 1995 as Senior Vice President of Finance and Administration of the Hotel Division of The Promus Companies Incorporated, and from December 1991 to October 1993 as Vice President, Finance of the Hampton Inn/Homewood Suites Hotel Division of The Promus Companies Incorporated. Mr. Dempsey served in various other senior financial and development officer positions within the Hotel Division of The Promus Companies Incorporated and its predecessor companies from 1983 to 1991. From 1969 to 1983, Mr. Dempsey held various corporate and division financial management and administration positions with Holiday Inns, Inc. Mr. Dempsey was first appointed to the Board of Directors in December 1998. Mr. Dempsey holds a B.S. in Accounting from Mississippi State University.

Phillip H. McNeill, Jr. (age 37) is Executive Vice President of Development of the Company. From 1994 to 1996, he served as President of Trust Leasing, Inc., formerly McNeill Hotel Co., Inc., the Company's former lessee (the "Former Lessee"), and from 1984 to 1996 served as Vice President of Trust Management, Inc., formerly McNeill Hospitality Corporation, which was an affiliate of the Former Lessee. Mr. McNeill is the son of Phillip H. McNeill, Sr. and holds a B.B.A. from the University of Memphis and is a graduate of the Northwestern School of Mortgage Banking.

J. Ronald Cooper (age 50) is Vice President, Assistant Secretary, Assistant Treasurer and Controller of the Company. From 1994 to 1996, he was Controller and Director of Financial Reporting for the Former Lessee and joined the Former Lessee in October 1994. Mr. Cooper has been a certified public accountant since 1972. From 1978 until joining the Former Lessee, Mr. Cooper was employed as Secretary, Treasurer and Controller of Wall Street Deli, Inc., a publicly-owned delicatessen company. Prior to that, Mr. Cooper was a certified public accountant with the national accounting firm of Coopers & Lybrand L.L.P. from 1970 to 1976. Mr. Cooper holds a B.S. degree in accounting from Murray State University.

ITEM 2.       PROPERTIES

The following table sets forth certain information for the year ended December 31, 1998 with respect to the Hotels on a pro forma basis:

                                                Year Ended December 31, 1998
                                                                                                          Revenue
                                        Number     Pro Forma       Pro Forma                    Average     Per
                            Date          Of          Room           Lease                      Daily    Available
                           Opened       Rooms      Revenue(3)    Payment (1)(3)   Occupancy      Rate     Room (2)
                           ------      -------     ----------    --------------   ---------    ---------  ---------
Hampton Inn:
   Albany, New York         1986         154     $    3,334       $  1,612          70.5%      $84.13     $59.31
   Ann Arbor, Michigan      1986         150          2,854          1,337          70.6%      $73.80     $52.12
   Atlanta (Northlake),
       Georgia              1988         130          1,860            874          62.9%      $62.28     $39.19
   Austin, Texas            1987         122          2,240          1,080          73.8%      $68.76     $50.72
   Baltimore (Glen Burnie),
       Maryland             1989         116          2,396          1,090          79.6%      $71.73     $57.08
   Beckley, West Virginia   1992         108          1,987          1,036          76.1%      $66.22     $50.40
   Birmingham (Mountain
       Brook), Alabama      1987         131          2,251          1,181          67.8%      $69.40     $47.07
   Birmingham (Vestavia),
       Alabama              1986         123          1,977            866          67.8%      $64.94     $44.04
   Chapel Hill, North
       Carolina             1986         122          2,474          1,321          76.7%      $72.43     $55.56
   Charleston, South
       Carolina             1985         125          2,168          1,022          71.5%      $66.48     $47.52
   Chattanooga, Tennessee   1988         168          2,372          1,003          60.5%      $63.95     $38.67
   Chicago (Gurnee),
       Illinois             1988         134          2,238            980          63.2%      $72.40     $45.76
   Chicago (Naperville),
       Illinois             1987         130          2,349          1,065          73.4%      $67.46     $49.50
   Cleveland, Ohio          1987         123          2,191          1,118          70.8%      $68.95     $48.80
   College Station, Texas   1986         135          2,226          1,043          70.5%      $64.02     $45.17
   Colorado Springs,
       Colorado             1985         128          2,111            985          68.4%      $66.09     $45.19
   Columbia, South Carolina 1985         121          1,704            774          60.9%      $63.34     $38.59
   Columbus, Georgia        1986         119          2,072          1,007          78.3%      $60.90     $47.69
   Columbus (Dublin), Ohio  1988         123          1.983            921          63.0%      $70.17     $44.18
   Dallas (Addison), Texas  1985         160          2,793          1,472          67.0%      $71.37     $47.83
   Dallas (Arlington),
       Texas                1985         141          1,540            600          50.4%      $59.41     $29.92
   Dallas (Garland), Texas  1987         125          1,225            422          51.9%      $51.70     $26.85
   Dallas (Richardson),
       Texas                1987         130          1,846            839          62.3%      $62.49     $38.91
   Denver (Aurora),
       Colorado             1985         132          1,975            860          66.0%      $62.13     $40.99
   Destin, Florida          1994         104          1,802            957          55.9%      $84.87     $47.46
   Detroit (Madison
       Heieghts), Michigan  1987         124          2,234          1,054          71.6%      $68.92     $49.37
   Detroit (Northfield),
       Michigan             1989         125          2,629          1,336          78.7%      $73.21     $57.63
   Fayetteville, North
       Carolina             1986         122          1,437            547          60.1%      $53.73     $32.27
   Ft. Worth, Texas         1987         125          1,658            615          59.9%      $60.69     $36.34
   Gastonia, North Carolina 1989         109          1,812            927          71.3%      $63.89     $45.55
   Indianapolis, Indiana    1987         129          2,453          1,175          69.1%      $75.36     $52.09
   Jacksonville, Florida    1986         122          1,842            736          70.0%      $59.08     $41.36
   Kansas City (Overland
       Park), Kansas        1991         134          2,460          1,189          68.1%      $73.87     $50.30
   Kansas City, Missouri    1987         120          2,261          1,090          69.5%      $74.31     $51.62
   Knoxville, Tennessee     1991         118          1,924            817          72.5%      $61.64     $44.66
   Little Rock (North),
       Arkansas             1985         123          1,568            653          61.1%      $57.16     $34.92
   Louisville, Kentucky     1986         119          1,933            886          64.9%      $68.57     $44.50
   Memphis (Poplar),
       Tennessee            1985         126          2,754          1,440          79.2%      $75.63     $59.88
   Memphis (Sycamore View),
       Tennessee            1984         117          1,762            693          68.6%      $60.12     $41.26
   Meriden, Connecticut     1988         125          2,087          1,004          67.8%      $67.51     $45.75
   Milford, Connecticut     1986         148          3,102          1,537          79.9%      $71.84     $57.42
   Morgantown, West
       Virginia             1991         108          2,045          1,035          71.5%      $72.54     $51.88
   Nashville (Brentwood),
       Tennessee            1985         114          2,028            887          64.5%      $75.56     $48.74
   Nashville (Briley
       Parkway), Tennessee  1987         120          2,340          1,081          71.4%      $74.83     $53.42
   Norfolk, Virginia        1990         119          2,079          1,014          70.1%      $68.26     $47.87
   Pickwick, Tennessee      1994          50            756            252          61.3%      $67.59     $41.43
   San Antonio (Bowie),
       Texas                1995         169          3,657          2,023          70.2%      $84.46     $59.29
   Sarasota, Florida        1987          97          1,401            504          60.4%      $65.56     $39.58
   Savannah, Georgia        1986         129          1,992            951          70.5%      $60.03     $42.31


                                                           Year Ended December 31, 1998
                                                                                                          Revenue
                                        Number      Pro Forma      Pro Forma                    Average     Per
                            Date         Of           Room           Lease                       Daily    Available
                           Opened       Rooms      Revenue (3)   Payment (1)(3)   Occupancy      Rate     Room (2)
                           ------      -------     -----------   --------------   ---------    ---------  ---------

Hampton Inn (Continued):
   Scottsdale, Arizona      1996         126          2,063            967          50.2%      $89.33     $44.86
   Scranton, Pennsylvania   1994         129          2,396          1,070          73.2%      $69.50     $50.88
   Southaven (Memphis),
       Mississippi          1995          86          1,588            724          80.0%      $63.21     $50.59
   St. Louis (Westport),
       Missouri             1987         122          1,690            663          55.9%      $67.84     $37.95
   State College,
       Pennsylvania         1987         120          2,279          1,118          71.3%      $72.93     $52.05
   Traverse City, Michigan  1987         127          2,165          1,023          59.6%      $78.36     $46.70

Hampton Inn & Suites:
   Memphis (Bartlett),
       Tennessee (4)        1998         125                           875

Comfort Inn:
   Enterprise, Alabama      1987          78            959            393          66.9%      $50.38     $33.69
   Jacksonville Beach,
       Florida              1973         177          3,403          1,471          62.0%      $85.04     $52.68
   Rutland, Vermont         1985         104          1,713            719          72.3%      $62.41     $45.12

Residence Inn:
   Boise, Idaho (5)         1986         104          2,527          1,213          83.8%      $79.47     $66.56
   Burlington, Vermont      1988          96          2,633          1,303          83.1%      $90.40     $75.13
   Colorado Springs,
       Colorado             1984          96          2,345          1,204          76.4%      $87.61     $66.92
   Madison, Wisconsin       1988          80          1,529            495          70.2%      $74.53     $52.35
   Minneapolis (Eagan),
       Minnesota            1988         120          3,372          1,715          84.3%      $91.33     $77.00
   Oklahoma City, Oklahoma  1982         135          3,057          1,474          79.9%      $77.67     $62.04
   Omaha, Nebraska          1981          80          1,986            800          78.5%      $86.68     $68.01
   Portland, Oregon (5)     1990         168          5,551          2,664          82.9%     $108.86     $90.27
   Princeton, New Jersey    1988         208          6,172          3,270          74.3%     $109.47     $81.30
   Somers Point,
       New Jersey (5)       1988         120          3,291          1,580          80.0%      $94.66     $75.77
   Tinton Falls, New Jersey 1988          96          3,010          1,439          82.5%     $104.13     $85.91
   Tucson, Arizona          1985         128          3,214          1,576          83.0%      $82.86     $68.80

Holiday Inn:
   Bluefield, West Virginia 1980         120          1,953            893          64.0%      $69.75     $44.60
   Charleston (Mt. Pleasant),
       South Carolina       1988         158          3,134          1,589          70.7%      $76.89     $54.35
   Oak Hill, West Virginia  1983         119          1,252            599          48.4%      $59.55     $28.82

Independents:
   Wilkesboro, North
       Carolina             1985         101          1,400            728          59.5%      $63.87     $37.98
   Winston-Salem, North
       Carolina             1969         160          1,736            495          50.9%      $58.37     $29.72

Homewood Suites:
   Augusta, Georgia         1997          65          1,393            659          64.7%      $90.72     $58.73
   Cincinnati
       Sharonville), Ohio   1990         111          2,327          1,086          74.4%      $77.19     $57.43
   Hartford, Connecticut    1990         132          3,777          1,862          82.5%      $95.06     $78.40
   Memphis (Germantown),
       Tennessee            1996          92          2,104          1,032          69.7%      $89.92     $62.67
   Phoenix, Arizona         1996         124          3,698          1,742          78.9%     $103.68     $81.76
   San Antonio, Texas       1996         123          2,865          1,273          77.7%      $82.10     $63.78
   Seattle, Washington (4)  1998         161                         2,216

AmeriSuites:
   Albuquerque, New Mexico  1997         128          2,377          1,190          73.6%      $69.16     $50.88
   Baltimore, Maryland      1996         128          2,740          1,378          73.5%      $79.78     $58.64
   Baton Rouge, Louisiana   1997         128          2,498          1,306          71.9%      $74.40     $53.46
   Birmingham, Alabama      1997         128          1,787            764          52.3%      $73.18     $38.25
   Cincinnati (Blue Ash),
       Ohio                 1990         127          2,087            971          60.4%      $74.53     $45.03
   Cincinnati (Forest
       Park), Ohio          1992         126          2,413          1,167          70.0%      $75.00     $52.48
   Columbus, Ohio           1994         126          2,692          1,347          72.3%      $80.93     $58.53
   Flagstaff, Arizona       1993         117          1,799            774          64.4%      $65.40     $42.14

                                                   Year Ended December 31, 1998
                                                                                                           Revenue
                                        Number     Pro Forma       Pro Forma                    Average      Per
                            Date          Of          Room           Lease                       Daily    Available
                           Opened       Rooms      Revenue(3)    Payment (1)(3)   Occupancy      Rate     Room (2)
                           ------      -------     ----------    --------------   ---------    ---------  ---------
AmeriSuites (Continued):
    Indianapolis, Indiana   1992          126         2,555           1,330         68.4%      $81.28     $55.56
    Jacksonville, Florida   1996          112         1,842             853         65.7%      $68.57     $45.06
    Las Vegas, Nevada (4)   1998          202                         2,230
    Kansas City (Overland
       Park), Kansas        1994          126         2,628           1,317         70.4%      $81.18     $57.14
    Memphis (Wolfchase),
        Tennessee           1996          128         2,534           1,208         67.6%      $80.27     $54.24
    Miami, Florida          1996          126         3,146           1,805         83.0%      $82.44     $68.41
    Miami (Kendall),
       Florida              1996           67         2,122           1,293         89.5%      $96.93     $86.78
    Minneapolis, Minnesota  1997          128         2,666           1,302         73.5%      $77.64     $57.07
    Nashville, Tennessee    1997          128         2,321           1,166         65.4%      $75.98     $49.68
    Richmond, Virginia      1992          126         3,036           1,671         73.5%      $89.75     $66.01
    Tampa, Florida          1994          126         3,093           1,761         75.3%      $89.30     $67.25
                                       ------      --------        --------         ----       ------     ------

Consolidated Totals/Weighted
    Average for all Hotels             12,640      $231,100        $115,674         69.5%      $74.18     $52.08
                                       ======      ========        ========         ====       ======     ======

------------------------

(1) Represents lease payments calculated on a pro forma basis by applying the rent provisions in the Percentage Leases using historical room revenues of the hotels as if January 1, 1998 was the beginning of the lease year.

(2)   Determined by multiplying occupancy and the average daily rate.

(3)   Amounts in thousands.

(4) Hotel was not open for the entire period; therefore, pro forma results are not available, minimum rent has been assumed.

(5) Hotel operated under a management contract; lease payment amount represents operating income


THE PERCENTAGE LEASES

All but three of the Hotels owned by the Partnership are separately leased to the Lessees under a Percentage Lease. All Percentage Leases with the Lessees have a non-cancelable initial term of ten to fifteen years, subject to earlier termination upon the occurrence of certain contingencies described in the Percentage Leases. During the term of each Percentage Lease, the Lessees are obligated to pay (i) the greater of Base Rent or Percentage Rent and (ii) certain other amounts, including interest accrued on any late payments or charges. Base Rent accrues and is required to be paid monthly. Percentage Rent is based on percentages of room revenues and to a lesser extent, food and beverage revenues, if any, for each of the Hotels. Both the Base Rent and the threshold room revenue amount in each Percentage Rent formula will be adjusted annually for changes in the CPI. The adjustment is calculated at the beginning of each lease year after a holding period of a full calendar year based upon the average change in the CPI during the prior 24 months. The adjustment in any lease year may not exceed 7% of the Base Rent and threshold room revenue amounts for the prior fiscal year. Percentage Rent is payable quarterly, on or before the 30th day following the end of each of the calendar quarters in each fiscal year.

The following table summarizes the percentages of room revenues in excess of certain levels payable as Percentage Rent under the Percentage Leases as of January 1, 1999.

                                  Range of Percentages of Room Revenue
                                  ------------------------------------
                                     First Tier            Top Tier
                                     ----------            --------
Full Service (1)                    28% to 38%             65% to 77%

Extended Stay                       27% to 38.0%           65% to 75%

All-Suite                           35.7% to 59.7%         71.3% to 76.1%

Limited Service                     22% to 37%             62% to 74%

(1) Percentage Rent formula also includes 15%-30% of beverage revenue and 5%-15% of food revenue.

Three of the Hotels are operated pursuant to management agreements between a subsidiary of the Company and third party management companies, with fees ranging from 3% to 5% of total hotel revenues.

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

Indemnification. Under each of the Percentage Leases, the Lessees are obligated to indemnify, and are obligated to hold harmless, the Partnership from and against liabilities, costs and expenses (including reasonable attorneys' fees and expenses) incurred by, imposed upon or asserted against the Partnership on account of, among other things, (i) any accident or injury to person or property on or about the Hotels, (ii) any misuse by the Lessees or any of their agents of the leased property, (iii) any environmental liability resulting from any action or negligence of the Lessees, (iv) taxes and assessments in respect of the Hotels (other than real estate and personal property taxes and income taxes of the Partnership on income attributable to the Hotels), (v) the sale or consumption of alcoholic beverages on or in the real property or improvements thereon, or (vi) any breach of the Percentage Leases by Lessees; provided, however, that such indemnification will not be construed to require the Lessees to indemnify the Partnership against the Partnership's own grossly negligent acts or omissions or willful misconduct or third-party contractual liabilities arising from termination of the Percentage Leases due to an event of default by the Partnership thereunder.

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

Events of Default. Events of Default under the existing Percentage Leases include the following:

         (i) the occurrence of an Event of Default under any other lease between the Partnership and a Lessee or any Affiliate of a Lessee;

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

         (vi) if the franchise agreement with respect to a Hotel is terminated as a result of any action or failure to act by the Lessee or its agents (other than a failure to complete a capital improvement required by the franchisor resulting from the Partnership's failure to fund such capital improvements); or

         (vii) the occurrence of an event of default under the Lease Guaranties with respect to the hotels leased to the Patriot Lessee.

If an Event of Default occurs and continues beyond any curative period, the Partnership will have the option of terminating the Percentage Lease or any or all other Percentage Leases between the Partnership and the Lessee and the Consolidated Lease Amendment and the Percentage Leases shall terminate and the Lessee will be required to surrender possession of the affected Hotels.

Right of First Offer. In the event that the Partnership desires to sell its interest in a Hotel, the Partnership shall first offer to the Lessee by written notice the opportunity to acquire the Hotel at the price at which the Partnership intends to offer the Hotel (the "Offer Price"). In the event that the Lessee elects within 15 days after receipt of such notice to acquire the Hotel at the Offer Price, the Partnership will be obligated to sell the Hotel to the Lessee or its nominee at the Offer Price, and upon such sale, the applicable Percentage Lease shall terminate with respect to the Hotel. Such provisions shall not apply to any sale, transfer or conveyance by the Partnership of any interest in the Hotels to any affiliate of the Partnership.

Termination of Percentage Leases on Disposition of the Hotels. In the event the Partnership enters into an agreement to sell or otherwise transfer a Hotel and the Lessee does not elect to acquire the Hotel in accordance with the right of first offer described above, the Partnership shall be permitted to sell the Hotel to a third party at a price equal to or greater than 95% of the Offer Price. As compensation for the early termination of the Lessee's leasehold estate, the Partnership will have the right to terminate the Percentage Lease with respect to such Hotel upon either (i) paying the Lessee the net present value of the Lessee's leasehold interest in the remaining term of the Percentage Lease to be terminated as set forth in the lease agreement or (ii) offering to lease to the Lessee one or more substitute hotels on terms that would create a leasehold interest in such hotels with a fair market value equal to or exceeding the fair market value of the Lessee's remaining leasehold interest under the Percentage Lease to be terminated.

Termination of Percentage Leases on Company's Termination of REIT Status. In the event that the Company terminates its REIT status or the Code provisions are amended so that REITs are permitted to operate hotels, the Partnership may elect to terminate the Percentage Leases. In such event, the Partnership shall be obligated to pay to the Lessees the termination payment described in the preceding paragraph.


ITEM 3.        LEGAL PROCEEDINGS

Neither the Company nor the Partnership currently is involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company or the Partnership.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1998, through the solicitation of proxies or otherwise.


ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

(a)      Market Information

The Company's common stock, $.01 par value (the "Common Stock") is traded on the New York Stock Exchange (the "NYSE") under the symbol "ENN." The following table sets forth for the indicated periods the high and low closing prices for the Common Stock as traded through the facilities of the NYSE and the cash distributions declared per share:

                                                        Distributions
                                                          Declared
                                      Price Range         Per Share            Record
                                    High        Low       and Unit              Date
                                    ----        ---     --------------    -------------------
Year Ended December 31, 1997:
     First Quarter                $14-1/2     $12-1/2       $0.28         March 31, 1997
     Second Quarter               $14-1/8     $12-7/8       $0.28         June 30, 1997
     Third Quarter                $15-13/16   $13-1/4       $0.29         September 30, 1997
     Fourth Quarter               $16-9/16    $14-1/8       $0.29         December 30, 1997

Year Ended December 31, 1998:
     First Quarter                $16         $14-1/4       $0.31         March 27, 1998
     Second Quarter               $16-1/16    $13-3/16      $0.31         June 30, 1998
     Third Quarter                $14-1/8     $9-7/8        $0.31         September 30, 1998
     Fourth Quarter               $11-13/16   $8-3/4        $0.31         December 31, 1998

(b)      Stockholder Information

On March 10, 1999, there were 1,134 record holders of the Company's Common Stock, including shares held in "street name" by nominees who are record holders, and approximately 28,100 beneficial owners.

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

A portion of the distribution to shareholders is expected to represent a return of capital for federal income tax purposes which generally will not be subject to federal income tax under current law. The Company's distributions made in 1998 and 1997 are considered to be approximately 26% and 10% return of capital, respectively, for federal income tax purposes.

Future distributions paid by the Company will be at the discretion of the Board of Directors of the Company and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the directors of the Company deem relevant.


ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth (i) selected historical operating and other financial information for the years ended December 31, 1998, 1997, 1996 and 1995 and the period from March 1, 1994 (inception of operations) through December 31, 1994, and (ii) selected historical balance sheet data as of December 31, 1998, 1997, 1996, 1995 and 1994. The selected historical financial information has been derived from the historical financial statements of the Company audited by PricewaterhouseCoopers LLP, independent accountants.

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

                                EQUITY INNS, INC
                             SELECTED FINANCIAL DATA
                      (in thousands, Except Per Share Data)


                                                                                          March 1, 1994
                                                                                          (inception of
                                                                                           operations)
                                                        Year Ended December 31,              through
                                            1998        1997        1996        1995     December 31, 1994
                                          --------    --------   ---------    --------   -----------------
Operating Data:

     Revenue                              $106,731     $71,761     $38,430     $24,145        $9,798
     Net income                             31,595      23,543      14,473       8,511         4,620
     Preferred stock dividends               3,374
     Net income applicable to common
         shareholders                       28,221      23,543      14,473       8,511         4,620
     Income before extraordinary
         item per common share                 .78         .88         .69         .70           .60

     Net income per common share,
         basic and diluted                     .78         .82         .69         .70           .60

     Distributions declared per
         common share and Unit                1.24        1.14        1.12        1.00           .70

     Funds from operations (1)              64,985      45,748      26,397      15,804         7,611

     Funds from operations per
         common share and Unit                1.71        1.53        1.22        1.22           .89

     Weighted average number of
         common shares and Units
         outstanding-diluted                38,001      29,963      21,681      12,920         8,551

Balance Sheet Data:

     Investments in hotel properties,
         net                              $790,132    $617,072    $309,202    $218,429      $140,970

     Total assets                          807,023     635,525     317,880     225,067       145,555

     Debt                                  331,394     233,206      77,399      74,939        45,838

     Minority interest in Partnership       19,070      19,035       7,728       6,073         6,081

     Shareholders' Equity                  431,264     360,172     222,951     137,493        89,802


(1) Represents Funds from Operations of the Company on a consolidated basis. Industry analysts generally consider Funds from Operations to be an appropriate measure of the performance of an equity REIT. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), Funds from Operations represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. For the periods presented, depreciation, gain (loss) on the sale of hotel properties, non-recurring merger expenses, minority interest and the 1997 extraordinary charge from write-off of deferred financing fees were the only adjustments. Funds from Operations should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Funds from Operations does not reflect working capital changes, cash expenditures for capital improvements or principal payments with respect to indebtedness on the hotels.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Equity Inns, Inc. (the "Company") is a self-advised real estate investment trust ("REIT") which commenced operations on March 1, 1994. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at December 31, 1998 owned an approximate 95.0% interest in the Partnership.

In order to qualify as a REIT, neither the Company nor the Partnership can operate hotels. Therefore, the Partnership leases 80 hotels collectively to subsidiaries or affiliates of Patriot American Hospitality, Inc.(collectively, the "Patriot Lessee"), successor by merger to Interstate Hotels Company ("Patriot"). Patriot has managed hotel properties since 1961, and as of December 31, 1998, owned, managed, leased or performed related services for 474 hotels with approximately 101,000 rooms. The Partnership leases 19 hotels to a wholly-owned subsidiary of Prime Hospitality Corporation (the "Prime Lessee"). Prime has managed hotel properties since 1992, and as of December 31, 1998, managed 180 hotels with 24,516 rooms in 31 states, including 19 of the Hotels. The lessees are required to perform all operational and management functions necessary to operate the Hotels. Ninety-nine hotels owned by the Partnership are leased to the Patriot Lessee and the Prime Lessee, collectively, as the lessees (the "Lessees"), and individually as the lessee (a "Lessee") pursuant to the Percentage Leases (the "Percentage Leases") which provide for the greater of (i) fixed annual Base Rent ("Base Rent") or (ii) rent based, in part, on the revenue of the hotels ("Percentage Rent"). The remaining three hotels are operated pursuant to management agreements, two of which are operated by an affiliate of Patriot, and one of which is operated by MeriStar Management Company, L.L.C, a wholly-owned subsidiary of MeriStar Hotels & Resorts, Inc. The Partnership's, and therefore the Company's, principal sources of revenue are lease payments made by the Lessees under the Percentage Leases. Percentage Rent is based primarily upon the hotels' room revenues and, to a lesser extent, food and beverage revenues.

Recent Highlights

Since its inception, the Company has taken steps to position itself for growth and stability. Several changes have occurred since December 31, 1997 which add significantly to these efforts. These events are as follows:

         Acquisitions and Disposition of Hotels

         Since the IPO, the Company has actively implemented its acquisition strategy. During 1998 and 1997, the Company acquired the following types of hotels at advantageous capitalization rates for the approximate amounts indicated:

                                              1998                    1997
                                      ----------------------   ----------------------
                                      No. of     Purchase      No. of     Purchase
                                      Hotels      Price        Hotels      Price
                                      ------     --------      ------     --------
                                              (in thousands)           (in thousands)
         Premium Limited Service         2      $ 20,100         34      $198,574
         Premium Extended Stay           5        68,350          6        61,650
         All-Suite                       9        96,996         10        86,966
                                        --      --------         --      --------

                                        16      $185,446         50      $347,190
                                        ==      ========         ==      ========

         During 1998, the Partnership sold three hotels which did not meet its growth strategy (Hampton Inn, Little Rock, Arkansas; Hampton Inn, Shelby, North Carolina; Hampton Inn, Cleveland, Tennessee) to third parties for an aggregate sales price of approximately $8.0 million. The sales price was paid with cash.

         Formation of Strategic Alliance US Franchise Systems, Inc.

         On January 20, 1998, the Company entered into a strategic alliance with US Franchise Systems, Inc., ("USFS"), the exclusive franchisor of Hawthorn Suites. Under the agreement, the Company will have the right of first offer to purchase from USFS up to twelve Hawthorn Suites per year for three years in certain parts of the Eastern United States. No hotels were purchased during 1998 under this alliance.

         Equity Offerings

         On February 18, 1998, the Company sold 641,556 shares of common stock, $.01 par value ("Common Stock") to Prudential Securities Incorporated. The offering price was $15.81 per share, resulting in gross proceeds of approximately $10.1 million. On March 30, 1998, the Company sold 645,162 shares of Common Stock to J.C. Bradford & Co. The offering price was $15.50 per share, resulting in gross proceeds of approximately $10 million. The Company received approximately $19.1 million after underwriters' discounts and offering expenses from the combined offerings.

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

         Development

         In May 1998, the Company completed its first development property, a 125-room Hampton Inn & Suites located in Bartlett (Memphis), Tennessee, at a cost of approximately $7.5 million.

         In July 1998, the Company  purchased land in Salt Lake City,  Utah at a
         cost  of   approximately   $2.4  million,   to  be  held  for  possible
         construction of a hotel at a later date.

Results of Operations

Comparison of the Company's operating results for the year ended December 31, 1998 with the year ended December 31, 1997.

For the year ended December 31, 1998, the Company had total revenues of $106.7 million, consisting substantially of Percentage Lease revenue. This compares with total revenue of $71.8 million for the year ended December 31, 1997.

Increases in revenue from hotel operations for the year ended December 31, 1998 as compared to 1997 are due to (i) an increased number of hotels being owned and leased by the Partnership throughout 1998, (ii) increases in ADR and/or occupancy at many of the hotels leased during both years, and (iii) a full year of operation in 1998 of hotels acquired in 1997. Assuming all hotels which were in operation a full year in both 1998 and 1997 had been owned and leased as of January 1, 1997, revenue per available room ("REVPAR") on a pro forma basis would have increased .7% over 1997.

Real estate and personal property taxes and general and administration expenses in the aggregate remained fairly constant in 1998 as compared to 1997 as a percentage of total revenue. Interest expense increased to $21.6 million from $12.6 in 1997 due primarily to borrowings incurred to finance the Company's acquisitions. The Company's weighted average interest rates on outstanding borrowings during the years ended December 31, 1998 and 1997, were 7.46% and 7.53%, respectively. Net income applicable to common shareholders for 1998 was $28.2 million or $0.78 per share, compared to $23.5 million or $0.82 per share for 1997. Funds from Operations ("FFO"), as defined below, for 1998 was $65.0 million or $1.71 per share and Unit, compared to $45.7 million or $1.53 per share and Unit for 1997, an increase of 12%.

Comparison of the Company's operating results for the year ended December 31, 1997 with the year ended December 31, 1996.

For the year ended December 31, 1997, the Company had total revenues of $71.8 million, consisting substantially of Percentage Lease revenue. This compares with total revenues of $38.4 million for the year ended December 31, 1996.

Increases in revenue from hotel operations for the year ended December 31, 1997 as compared to 1996 are due to (i) an increased number of hotels being owned and leased by the Partnership throughout 1997, (ii) increases in ADR and/or occupancy at many of the hotels leased during both years, and (iii) a full year of operation in 1997 of hotels acquired in 1996. Assuming all hotels which were in operation a full year in both 1997 and 1996 had been owned and leased as of January 1, 1996, REVPAR on a pro forma basis would have increased 5.7% over 1996.

Real estate and personal property taxes and general and administrative expenses in the aggregate remained fairly constant in 1997 as compared to 1996 as a percentage of total revenue. Interest expense increased to $12.6 million from $4.4 million in 1996 due primarily to borrowings incurred to finance the Company's acquisitions. The Company's weighted average interest rate on outstanding borrowings during the years ended December 31, 1997 and 1996, was 7.53% for both years. Net income applicable to common shareholders for 1997 was $23.5 million or $0.82 per share, compared to $14.5 million or $0.69 per share for 1996. FFO, as defined below, for 1997 was $45.7 million or $1.53 per share and Unit, compared to $26.4 million or $1.22 per share and Unit for 1996, an increase of 25%. The increase in FFO/share is attributable to (i) an increase in REVPAR and (ii) acquisition of fifty hotels in 1997, acquired at accretive capitalization rates.

Funds from Operations

Industry analysts generally consider Funds from Operations ("FFO") to be an appropriate measure of the performance of an equity REIT. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. For the periods presented, depreciation, gain (loss) on the sale of hotel properties, non-recurring merger expenses, minority interest and the 1997 extraordinary charge from write-off of deferred financing fees were the only adjustments. FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments with respect to indebtedness on the hotels.

The  following   reconciliation  of  income  before  minority  interest  to  FFO illustrates the difference in the two measures of operating performance:

                                                For the Years Ended December 31,
                                                 1998                    1997
                                               -------                  -------
                                        (in thousands, except per share and Unit data)
Income before extraordinary item
    and minority interest                      $33,087                  $26,445

Less:
    Gain on sale of hotel properties                                       (666)
    Preferred stock dividends                   (3,374)

Add:
    Depreciation of buildings,
        furniture and fixtures                  32,370                   19,969
    Loss on sale of hotel properties               705
    Non-recurring merger expenses                2,197
                                               -------                  -------

Funds from Operations                          $64,985                  $45,748
                                               =======                  =======

Weighted average number of
    common shares and Units
    outstanding                                 38,001                   29,963
                                               =======                  =======

Funds from Operations per common share
    and Unit                                   $  1.71                  $  1.53
                                               =======                  =======


Liquidity and Capital Resources

The Company's principal source of cash to meet its cash requirements, including distributions to its shareholders, is its cash distributions from the Partnership. The Partnership receives cash payments from the Lessees pursuant to the Percentage Leases. The Company's liquidity, including its ability to make distributions to shareholders, is dependent upon the Lessees' ability to make payments under the Percentage Leases. All of the Patriot Lessee's lease obligations are guaranteed by Patriot and by Interstate. The Prime Lessee is required, under the terms of its master lease agreement, to maintain 20% of its expected annual percentage rents generated from the Percentage Leases in cash or marketable securities.

Cash and cash equivalents were $400,000 at December 31, 1998, compared to $190,000 at December 31, 1997. Excess cash balances are used to reduce the Company's outstanding debt. For the year ended December 31, 1998, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $67.1 million.

The Company intends to make additional investments in hotel properties and may incur, or cause the Partnership to incur, indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. Prior to its latest annual meeting, the Company's Charter limited aggregate indebtedness to 45% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness. This limitation was deleted by shareholder vote on May 14, 1998. The Company's Board of Directors subsequently adopted a debt limitation policy currently imposing the same limitations previously imposed by the Charter.

At December 31, 1998, the Company had outstanding debt of approximately $331.4 million, including $235.4 million under the $250 million Unsecured Line of Credit, $84.1 million under the Commercial Mortgage Bonds (the "Bonds"), and $1.2 million under an additional line of credit (the "NBC Credit Line"), leaving approximately $4.0 million available under the Unsecured Line of Credit after consideration of outstanding letters of credit and $8.8 million available under the NBC Credit Line. Additionally, the Company had $10.6 million of mortgage notes payable assumed in connection with the purchase of two hotels in 1998. The Company's consolidated indebtedness was 38.6% of its investments in hotels, at cost, at December 31, 1998.

In December 1997, the Company arranged an interest rate swap on a notional amount of $75 million with The First National Bank of Chicago as a hedge against the floating rate. At December 31, 1998, the swap resulted in a fixed interest rate of 7.65% on the notional amount. The swap agreement will expire in October 2000.

During the first quarter of 1999, the Company is planning to refinance $100 million of borrowings outstanding under the Unsecured Line of Credit with a new 10-year term loan (the "Term Loan"). In addition, the Company plans to complete a $25 million unsecured line of credit, expiring in October 2000.

During 1998, the Company invested $26 million, including $11.4 million for renovations required by franchisors, to fund capital improvements to its hotels, including replacement of carpets, drapes, renovation of common areas and improvements of hotel exteriors. In addition, the Company has committed to fund approximately $19 million in 1999 for capital improvements, $5.7 million of which is renovations required by franchisors.

The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowings under its Unsecured Line of Credit and the NBC Credit Line. Under the Unsecured Line of Credit, and the Bonds, the Partnership is obligated to fund 4% of room revenues per quarter on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the hotels. During 1998 and 1997, non-recurring enhancements for capital expenditures exceeded this threshold, which based upon 4% of room revenue, were $8.6 million and $6.1 million, respectively.

The Company has entered into agreements to purchase three hotels at a total cost of approximately $86 million. The hotels are currently in various stages of development, with projected openings between May 1999 and September 1999. Additionally, the Company is currently holding land for possible use in the development of an Embassy Suites hotel in Salt Lake City, Utah. Funds needed to complete these projects will be obtained from borrowings under the Unsecured Line of Credit and other sources of debt or equity financing.

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 1994, and expects to continue to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986. Accordingly, no provision for federal income taxes has been reflected in the financial statements.

REITs are subject to a number of organizational and operational requirements. For example, for federal income tax purposes, a REIT, and therefore the Company, is required to pay distributions of at least 95% of its taxable income to its shareholders. The Company intends to pay these distributions from operating cash flows. During 1998, the Partnership distributed an aggregate of $47.2 million to its partners, or $1.24 per Unit (including $44.9 million of distributions to the Company to fund distributions to shareholders of $1.24 per share in 1998). During 1997, the Partnership distributed an aggregate of $36.4 million to its partners, or $1.14 per Unit (including $34.9 million of distributions to the Company to fund distributions to shareholders of $1.14 per share in 1997). For federal income tax purposes, 26% of 1998 distributions represented a return of capital, compared with 10% for 1997.

The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under the Unsecured Line of Credit and the NBC Credit Line. The Company believes that its net cash provided by operations will be adequate to fund both operating requirements and payment of distributions by the Company in accordance with REIT requirements.

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional equity securities of the Company or, in connection with acquisitions of hotel properties, the issuance of Partnership Units. Pursuant to the Partnership Agreement for the Partnership, subject to certain holding period requirements, holders of Units have the right to require the Partnership to redeem their Units. During the year ended December 31, 1998, 49,074 Units were tendered for redemption. Pursuant to the Partnership agreement, the Company has the option to redeem Units tendered for redemption on a one-for-one basis for shares of Common Stock or for an equivalent amount of cash. The Company anticipates that it will acquire any Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock and has agreed to register such shares so as to be freely tradeable by the recipient.

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

Forward Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import. Such forward-looking statements relate to future events and the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from the results or achievement expressed or implied by such forward-looking statements. The Company is not obligated to update any such factors.

Year 2000 Compliance

Many existing computer programs have been designed to use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Company's assessment of its Year 2000 compliance is not complete. The Company has used its hardware and software contractors to implement a compliance program to address the challenges the Year 2000 may present to the Company's systems and applications. This program includes an analysis of computer systems and applications operated by the Company and computer systems of third parties upon whose data or services the Company relies (including the Lessees).

The Company's management, as a result of discussions with its hardware and software contractors, has modified its systems, and is scheduled to complete remaining software conversions by mid- 1999. As part of its compliance program, the Company has also surveyed its customers, franchisors, vendors, and the Lessees, whose failure to timely convert their systems could have an impact on the Company's operations. Although the Company does not believe the Year 2000 issue will materially affect its business, financial conditions and results of operations, there can be no assurance that its Year 2000 remediation efforts will be fully effective to prevent problems that could affect the Company's business. In addition, although the Company has no reason to believe that the Lessees will not be in compliance by the Year 2000, the Company is unable to determine the extent to which the Year 2000 issue will affect the operations of the hotels. The Company continues to discuss with the Lessees the need for implementing adequate procedures, including contingency plans, to address this issue and has been assured that each Lessee is on schedule to complete these compliance issues by mid-1999.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)    Financial Statements:

The following financial statements are located in this report on the pages indicated.

Equity Inns, Inc.                                                           Page
        Report of Independent Accountants                                     29
        Consolidated Balance Sheets as of December 31, 1998
            and 1997                                                          30
        Consolidated Statements of Operations for the years ended
            December 31, 1998, 1997 and 1996                                  31
        Consolidated Statements of Shareholders' Equity for the
            years ended December 31, 1998, 1997 and 1996                      32
        Consolidated Statements of Cash Flows for the years ended
            December 31, 1998, 1997 and 1996                                  34
        Notes to Consolidated Financial Statements                            35

(b)     Supplementary Data:

Quarterly Financial Information

        Unaudited quarterly results for 1998 and 1997 are summarized as follows:

                                                      First          Second              Third           Fourth
                                                   Quarter (1)     Quarter (1)        Quarter  (1)     Quarter (1)
                                                   -----------     -----------       -------------     -----------
                  1998                                        (in thousands, except per share data)
                  ----
         Revenue                                     $21,577           $28,237           $32,481          $24,436
         Net income applicable to
             common shareholders                       6,004            10,491             8,590            3,136
         Net income per common
             share, basic and diluted                    .17               .29               .24              .09

                  1997
                  ----
         Revenue                                     $11,795           $16,039           $24,745          $19,182
         Net income applicable to
             common shareholders                       3,167             5,746            11,235            3,395
         Income before extraordinary
             item per common share                       .13               .22               .35              .16

         Net income per common share,
             basic and diluted                           .13               .22               .35              .10

------------------------

(1) Acquisitions of hotel properties throughout both years, coupled with the seasonality of the hotels, have impacted the trend of quarterly results for the periods shown.

Report of Independent Accountants



To the Board of Directors
   and Shareholders of Equity Inns, Inc.


In our  opinion,  the  consolidated  financial  statements  listed  in the index appearing under Item 14(a) present fairly, in all material respects, the financial position of Equity Inns, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a) presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP




Memphis, Tennessee
January 22, 1999

                                EQUITY INNS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                    December 31,    December 31,
                                                       1998            1997
                                                    ------------    ------------
Assets:
Investment in hotel properties, net                   $790,132         $617,072
Cash and cash equivalents                                  400              190
Due from Lessees                                         6,288            5,925
Note receivable                                          2,884            3,884
Deferred expenses, net                                   6,313            7,276
Deposits and other assets                                1,006            1,178
                                                      --------         --------

    Total Assets                                      $807,023         $635,525
                                                      ========         ========

Liabilities and Shareholders' Equity:
Debt                                                  $331,394         $233,206
Accounts payable and accrued expenses                   12,316           12,467
Distributions payable                                   12,979           10,645
Minority interest in Partnership                        19,070           19,035
                                                      --------         --------

    Total Liabilities                                  375,759          275,353
                                                      --------         --------

Commitments and contingencies (Note 5)

Shareholders' Equity:
Preferred stock, $.01 par value,
    10,000,000 shares authorized,
    2,750,000 and -0- shares issued
    and outstanding at December 31,
    1998 and 1997, respectively                         68,750
Common stock, $.01 par value,
    50,000,000 shares authorized,
    36,438,535 and 34,865,578 shares
    issued and outstanding at December
    31, 1998 and 1997, respectively                        364              349

Additional paid-in capital                             407,833          387,134
Unearned directors' and officers'
    compensation                                        (2,006)            (274)
Predecessor basis assumed                               (1,264)          (1,264)
Distributions in excess of net earnings                (42,413)         (25,773)
                                                      --------         --------
    Total Shareholders' Equity                         431,264          360,172
                                                      --------         --------

    Total Liabilities and Shareholders' Equity        $807,023         $635,525
                                                      ========         ========






                  The accompanying notes are an integral part of these consolidated financial statements.

                                EQUITY INNS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                    For the Years Ended December 31,
                                                     1998          1997        1996
                                                   --------      -------     -------
Revenue:
Percentage lease revenues                          $106,661      $70,478     $38,314
Gain (loss) on sale of hotel properties                (705)         666
Other income                                            775          617         116
                                                   --------      -------     -------
    Total Revenue                                   106,731       71,761      38,430
                                                   --------      --------    -------

Expenses:
Real estate and personal property taxes              10,411        6,688       3,693
Depreciation and amortization                        32,665       20,214      11,631
Interest                                             21,587       12,601       4,382
Amortization of loan costs                              834        1,013       1,565
General and administrative                            4,650        4,142       1,975
Amortization of unearned directors' and
    officers' compensation                              331           92          33
Rental expense                                          969          566         218
Merger expense                                        2,197
                                                   --------      -------     -------
    Total Expenses                                   73,644       45,316      23,497
                                                   --------      -------     -------

Income before extraordinary item
    and minority interest                            33,087       26,445      14,933

Extraordinary charge from write-off of
    deferred financing fees                                        1,984
                                                   --------      -------     -------

Income before minority interest                      33,087       24,461      14,933

Minority interest                                     1,492          918         460
                                                   --------      -------     -------

Net income                                           31,595       23,543      14,473

Preferred stock dividends                             3,374
                                                   --------      -------     -------

Net income applicable to common
    shareholders                                   $ 28,221      $23,543     $14,473
                                                   ========      =======     =======

Net income per common share, basic and diluted:
        Income before extraordinary item           $    .78      $   .88     $   .69
        Extraordinary charge                                         .06
                                                   --------      -------     -------

        Net income                                 $    .78      $   .82     $   .69
                                                   ========      =======     =======

Weighted average number of common
    shares and units outstanding - diluted           38,001       29,963      21,681
                                                   ========      =======     =======


                   The accompanying notes are an integral part of these consolidated financial statements.

                                EQUITY INNS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (in thousands, except share and per share data)


                                                                                Unearned
                                                                    Additional  Directors'   Predecessor  Distributions
                            Preferred Stock       Common Stock       Paid-In   and Officers'    Basis     In Excess of
                          Shares     Dollars     Shares    Dollars   Capital   Compensation    Assumed    Net Earnings      Total
                          ------     -------     ------    -------   -------   ------------    -------    ------------    --------
Balance at
  December 31, 1995                            14,907,231   $149     $143,576    $ (93)        $(1,264)    $(4,875)       $137,493

Issuance of common
  shares, net of
  offering expenses
  and allocation to
  minority interest                             7,947,000     80       85,787                                               85,867

Issuance of common
  shares to officers
  in lieu of cash
  bonus                                            25,000                 294                                                  294

Issuance of restricted
  common shares
  to officers                                      25,000                 306     (306)

Issuance of common
  shares in private
  placements                                      606,232      6        7,082                                                7,088

Issuance of common
  shares upon
  redemption of Units                             182,815      2        1,703                                                1,705

Amortization of
  unearned officers'
  and directors'
  compensation                                                                      33                                          33

Net income
  applicable to
  common shareholders                                                                                       14,473          14,473

Distributions ($1.12
  per share)                                                                                               (24,002)        (24,002)
                          -----      -------   ----------    ---      -------    -----         -------     -------         -------

Balance at
  December 31, 1996                            23,693,278    237      238,748     (366)         (1,264)    (14,404)        222,951
                          ------     -------   ----------    ---      -------    -----         -------     -------         -------

Issuance of common
  shares, net of
  offering expenses                            11,082,300    111      144,428                                              144,539

Issuance of common
  shares to officers
  and directors
  through exercise
  of stock options                                 90,000      1        1,124                                                1,125

Amortization of
  unearned officers'
  and directors'
  compensation                                                                      92                                          92

Net income
  applicable to
  common shareholders                                                                                       23,543          23,543

Distributions ($1.14
  per share)                                                                                               (34,912)        (34,912)

Adjustments to
  minority interest
  from issuance of
  common shares and
  partnership units                                                     2,834                                                2,834
                          ------     -------   ----------    ---      -------    -----         -------     -------         -------

Balance at
  December 31, 1997                            34,865,578    349      387,134     (274)        (1,264)     (25,773)        360,172

                                EQUITY INNS, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, CONTINUED
                 (in thousands, except share and per share data)



                                                                                Unearned
                                                                    Additional  Directors'   Predecessor  Distributions
                           Preferred Stock          Common Stock     Paid-In   and Officers'    Basis     In Excess of
                          Shares     Dollars     Shares    Dollars   Capital   Compensation    Assumed    Net Earnings      Total
                          ------     -------     ------    -------  ---------- ------------  -----------  ------------    --------
Issuance of common
  shares, net of
  offering expenses                             1,286,718     13       18,795                                               18,808

Issuance of preferred
  shares, net of
  offering expenses      2,750,000   $68,750                           (2,408)                                              66,342

Issuance of common
  shares to officers
  in lieu of cash
  bonus                                            69,123      1        1,062                                                1,063

Issuance of common
  shares to directors
  in lieu of cash
  compensation                                      4,042                  55                                                   55

Issuance of
  restricted common
  shares to officers
  and directors                                   161,000      1        2,135   (2,136)                                          0

Issuance of common
  shares to officers
  through exercise
  of stock options                                  9,000                 112                                                  112

Forfeitures of
  unvested shares
  by an officer,
  upon resignation                                 (6,000)                (73)      73                                           0

Amortization of
  unearned officers'
  and directors'
  compensation                                                                     331                                         331

Issuance of common
  shares upon
  redemption of Units                              49,074                  525                                                 525

Net income
  applicable to
  common shareholders                                                                                       28,221          28,221

Distributions ($1.24
  per share)                                                                                               (44,861)        (44,861)

Adjustments to
  minority interest
  from issuance of
  common shares and
  partnership units                                                       496                                                 496
                         ---------   -------   ----------   ----      -------     -------      -------    --------         -------

Balance at
  December 31, 1998      2,750,000   $68,750   36,438,535   $364      $407,833    $(2,006)     $(1,264)   $(42,413)       $431,264
                         =========   =======   ==========   ====      ========    =======      =======    ========        ========








                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                                EQUITY INNS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             For the Years Ended December 31,
                                                             1998         1997         1996
                                                          ---------    ---------    ---------
Cash flows from operating activities:
Net income applicable to common shareholders                $28,221      $23,543      $14,473
Adjustment to reconcile net income to net cash
   provided by operating activities:
      (Gain) loss on sale of hotel properties                   705         (666)
      Depreciation and amortization                          32,665       20,214       11,631
      Amortization of loan costs                                834        1,013        1,565
      Write-off of debt costs                                              1,984
      Amortization of unearned directors' and
         officers' compensation                                 331           92           33
      Directors' compensation                                    55
      Minority interest                                       1,492          918          460
      Changes in assets and liabilities:
         Due from Lessees                                      (363)      (2,548)      (1,078)
         Note receivable                                      1,000       (3,884)
         Deferred expenses                                      (11)          (8)        (225)
         Deposits and other assets                              172          215       (1,376)
         Accounts payable and accrued expenses                  911        9,529          717
         Preferred dividends payable                          1,088
                                                          ---------    ---------    ---------
             Net cash flow provided by operating
                activities                                   67,100       50,402       26,200
                                                          ---------    ---------    ---------

Cash flows from investing activities:
Acquisitions of hotel properties                           (175,576)    (337,069)     (81,395)
Improvements and additions to hotel properties              (25,998)     (18,083)     (19,440)
Cash paid for franchise applications                           (215)      (2,144)        (340)
Proceeds from sale of hotel properties                        8,250       43,207
                                                          ---------    ---------    ---------
             Net cash flow used in investing activities    (193,539)    (314,089)    (101,175)
                                                          ---------    ---------    ---------

Cash flows from financing activities:
Gross proceeds from public offering of common stock          20,145      153,388       91,390
Gross proceeds from public offering of preferred stock       68,750
Payment of offering expenses                                 (3,745)      (8,849)      (5,653)
Proceeds from exercise of stock options                         112        1,125
Distributions paid                                          (45,976)     (32,656)     (21,962)
Borrowings under revolving credit facility                  179,475      326,411      102,890
Payments on revolving credit facility                       (89,725)    (256,885)    (100,724)
Borrowings under CMBS credit facility                                     88,000
Payments under CMBS credit facility                          (2,195)      (1,717)
Payments on debt assumed                                       (160)
Proceeds from issuance of common stock                                                  7,087
Proceeds from sale of Units                                                             2,875
Cash paid for loan costs                                        (28)      (5,067)        (926)
Payments on capital lease obligations                            (4)          (2)          (6)
                                                          ---------    ---------    ---------
             Net cash flow provided by financing
                activities                                  126,649      263,748       74,971
                                                          ---------    ---------    ---------

Net increase (decrease) in cash and cash
   equivalents                                                  210           61           (4)

Cash and cash equivalents at beginning of year                  190          129          133
                                                          ---------    ---------    ---------

Cash and cash equivalents at end of year                  $     400    $     190    $     129
                                                          =========    =========    =========

Supplemental disclosure of cash flow information --
   Interest paid                                          $  20,947    $  12,226    $   4,399
                                                          =========    =========    =========





                  The accompanying notes are an integral part of these consolidated financial statements.

                                EQUITY INNS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Organization

Equity Inns, Inc. (the "Company") is in the business of acquiring equity interests in hotel properties. The Company is a real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at December 31, 1998 owned an approximate 95.0% interest in the Partnership.

As of December 31, 1998, the Partnership owned 102 hotel properties, with a total of 12,640 rooms in 36 states. The Partnership, under operating leases providing for the payment of percentage rent (the "Percentage Leases"), leased 80 of the current hotels to affiliates of Patriot American Hospitality, Inc. (collectively, the "Patriot Lessee"), successor by merger to Interstate Hotels Company ("Patriot"). All payments due under these Percentage Leases are guaranteed by Patriot and by Interstate Hotels, LLC ("Interstate"), successor by merger to Interstate Hotels Corporation and an indirect subsidiary of Patriot. The Partnership leased 19 hotels to a wholly-owned subsidiary of Prime Hospitality Corporation (the "Prime Lessee"). The Prime Lessee is required, under the terms of its master lease agreement, to maintain capitalization of 20% of the expected annual percentage rents. The Patriot Lessee and the Prime Lessee are referred to herein collectively as the "Lessees" and individually, as a "Lessee". The Lessees operate and lease hotels owned by the Partnership pursuant to separate Percentage Leases which provide for rent payments equal to the greater of (i) a fixed base rent ("Base Rent") or (ii) percentage rent based on the revenues of the hotels ("Percentage Rent"). The remaining three hotels are operated pursuant to management agreements, two of which are operated by a subsidiary of Interstate, and one of which is operated by MeriStar Hotel Company L.L.C., a wholly owned subsidiary of MeriStar Hotels & Resorts, Inc.

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

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents.

Deferred Expenses

Deferred expenses are recorded at cost and consist of the following at December 31, 1998 and 1997:

                                                  1998                 1997
                                                 ------               ------
                                                        (in thousands)
         Initial franchise fees                  $3,712               $3,615
         Loan costs                               4,413                4,380
         Other                                      260                  254
                                                 ------               ------
                                                  8,385                8,249
         Accumulated amortization                (2,072)                (973)
                                                 ------               ------

                                                 $6,313               $7,276
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

Interest Rate Swap Agreements

The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The agreements are contracts to exchange floating rate interest payments for fixed rate interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure the interest to be received or paid and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate agreements is recognized as an adjustment to interest expense.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



2.       Summary of Significant Accounting Policies, Continued

Revenue Recognition

Percentage Lease revenue is recognized when earned from the Lessees under the Percentage Leases from the date of acquisition of each hotel property (Note 5).

Net Income Per Common Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which changed the computation and presentation of earnings per share. SFAS 128 requires the presentation of basic and diluted earnings per share, replacing primary and fully diluted earnings per share previously required. Earnings per share for all prior years presented have been presented in accordance with SFAS 128.

A reconciliation of the numerator and denominator used in the basic earnings per share computation to the numerator and denominator used in the diluted earnings per share computation is presented below for the years ended December 31, 1998, 1997 and 1996, respectively.

                                                              For the Years Ended December 31,
                        -----------------------------------------------------------------------------------------------------------
                                       1998                                 1997                               1996
                        ----------------------------------- ----------------------------------- -----------------------------------
                          Income       Shares     Per Share    Income       Shares    Per Share   Income       Shares     Per Share
                        (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount
                        ----------- ------------- --------- ----------- ------------- --------- ----------- ------------- ---------
                                                                  (in thousands except per share data)
Net income applicable to
  common shareholders-
  basic                    $28,221     36,073      $.78       $23,543       28,773     $.82       $14,473      20,957      $.69
Diliutive effect of
  potential conversion
  of partnership units
  and elimination of
  minority interest          1,492      1,907                     918        1,129                    460         700
Dilutive effect of stock
  options outstanding
  using the treasury
  stock method                             21                                   61                                 24
                           -------     ------      ----       -------       ------     ----       -------      ------      ----

Net income applicable to
  common shareholders-
  diluted                  $29,713     38,001      $.78       $24,461       29,963     $.82       $14,933      21,681      $.69
                           =======    =======      ==== ===   =======       ======     ====       =======      ======      ====

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

Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes primarily due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. Distributions made to shareholders in 1998 and 1997 are considered to be approximately 26% and 10% return of capital, respectively, for federal income tax purposes.

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

3.     Investment in Hotel Properties

Hotel properties consist of the following at December 31:

                                                  1998                1997
                                                --------            --------
                                                       (in thousands)
         Land                                   $102,897            $ 76,730
         Buildings and improvements              655,300             505,715
         Furniture and equipment                  97,556              72,878
         Construction in progress                  2,854               5,568
                                                --------            --------
                                                 858,607             660,891
         Less accumulated depreciation           (68,475)            (43,819)
                                                --------            --------

                                                $790,132            $617,072
                                                ========            ========

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



3.     Investment in Hotel Properties, Continued

Fifty-nine of the hotel properties are premium limited service hotels, five are full service hotels, nineteen are premium extended stay hotels, and nineteen are all-suite hotels.

During 1998 and 1997, the Company acquired the following types of hotels for the approximate amounts indicated:

                                             1998                           1997
                                 -----------------------------  -----------------------------
                                 No. of Hotels  Purchase Price  No. of Hotels  Purchase Price
                                 -------------  --------------  -------------  --------------
                                                (in thousands)                 (in thousands)

    Mid-scale Limited Service         2            $ 20,100         34            $198,574
    Upscale Extended Stay             5              68,350          6              61,650
    Upscale All-Suite                 9              96,996         10              86,966
                                     --            --------         --            --------

                                     16            $185,446         50            $347,190
                                     ==            ========         ==            ========

The above acquisitions were accounted for as purchases, and the results of such acquisitions are included in the Company's consolidated statements of operations from the dates of acquisition.

During 1998, the Partnership sold three hotels (Hampton Inn, Little Rock, Arkansas; Hampton Inn, Shelby, North Carolina; Hampton Inn, Cleveland, Tennessee) to third parties for an aggregate sales price of approximately $8.0 million. The Company realized a loss of approximately $705,000 as a result of these sales. The sales price was paid in cash.

4.  Debt

Debt is comprised of the following at December 31:

                                                   1998                 1997
                                                 --------             --------
                                                         (in thousands)
         Revolving credit facilities             $236,600             $146,850
         Commercial Mortgage Bonds                 84,088               86,283
         Mortgage notes payable                    10,637
         Other                                         69                   73
                                                 --------             --------

                                                 $331,394             $233,206
                                                 ========             ========

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



4.       Debt, Continued

In February 1997, the Company, through a subsidiary, issued $88 million of rated Commercial Mortgage Bonds (the "Bonds") in a private placement transaction as follows:

                       Initial
                      Principal          Interest               Stated
   Class               Amount              Rate                Maturity                 Rating
   -----            -------------        --------           -----------------
     A              $27.4 million         6.825%            November 20, 2006                   AA
     B              $50.6 million         7.370%            December 20, 2015                   A
     C              $10.0 million         7.580%            February 20, 2017                   BBB

The initial combined interest rate for all three issues of Bonds was fixed at 7.22%. The combined interest rate on the outstanding balances on all three issues of Bonds at December 31, 1998 is 7.24%. Principal payments are to be applied to each class of Bonds in order of their respective maturities with no principal payment on any Bond until all Bonds in a bond class with an earlier stated maturity have been paid in full. The Company expects to repay these Bonds in full within 10 years. Twenty-three hotel properties with a carrying value of approximately $129.9 million at December 31, 1998 and their respective leases collateralize the Bonds.

Aggregate annual principal payments for the next five years at December 31, 1998 for the Bonds are as follows (in thousands):

                     Year                   Amount
                     ----                   ------
                     1999                   2,351
                     2000                   2,518
                     2001                   2,698
                     2002                   2,890
                     2003                   3,096

The Company's $250 million unsecured line of credit (the "Unsecured Line of Credit") bears interest at a variable rate of LIBOR plus 1.4%, 1.5%, 1.625%, or 1.75% as determined by the Company's percentage of total debt to the total value of the Company's investment in hotel properties, as defined in the loan agreement (the "Percentage"). The Percentage is reviewed quarterly, and the interest rate is adjusted as necessary. At December 31, 1998, the interest rate on the Unsecured Line of Credit was LIBOR (5.28% at December 31, 1998) plus 1.75%. The Unsecured Line of Credit has a three-year term, expiring in October 2000, plus a one-year renewal option.

In December 1997, the Company entered into an interest rate swap agreement with a financial institution. The agreement effectively fixes the interest rate on floating rate debt at a rate of 5.90% plus the Percentage for a notional principal amount of $75 million. The swap agreement will expire in October 2000.

The Company's $10,000,000 line of credit with the National Bank of Commerce (the "NBC Credit Line") bears interest at the bank's prime rate (7.75% at December 31, 1998) and is unsecured. The NBC Credit Line has a three-year term, expiring in September 2000.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



4.       Debt, Continued

In connection with the purchase of a Hampton Inn hotel in San Antonio, Texas in April 1998, the Partnership assumed a mortgage note payable with a principal balance of approximately $6.5 million. The note bears interest at 10% and is due in monthly principal and interest installments of approximately $66,000. The note is due September 1, 2015. The hotel securing this note has a carrying value of $12.5 million at December 31, 1998.

In connection with the purchase of a Residence Inn hotel in Boise, Idaho in April 1998, the Partnership assumed a mortgage note payable with a principal balance of approximately $4.3 million. The note bears interest at a variable rate which, as of December 31, 1998, was approximately 8.6% and is due in monthly principal and interest installments of approximately $39,000. The note is due December 1, 2016 and contains a prepayment penalty. The hotel securing this note has a carrying value of approximately $7.6 million at December 31, 1998.

Aggregate principal payments at December 31, 1998 for the next five years for the mortgage notes payable described above are as follows (in thousands):

                        Year               Amount
                        ----               ------
                        1999                $260
                        2000                 286
                        2001                 314
                        2002                 345
                        2003                 379

The weighted average interest rate on the Company's outstanding borrowings during 1998 and 1997 was 7.46% and 7.53%, respectively. Fees of .30% and .20% are paid quarterly on the unused portion of the Unsecured Line of Credit and the NBC Credit Line, respectively. The carrying amount of the Company's borrowings on its revolving credit facilities approximates fair value due to the Company's ability to obtain such borrowings at comparable interest rates.

Prior to its 1998 annual shareholders meeting, the Company's Charter limited aggregate indebtedness to 45% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness. This limitation was deleted by shareholder vote on May 14, 1998. The Company's Board of Directors has subsequently adopted a policy currently imposing the same limitations previously imposed by the Charter.

The Unsecured Line of Credit agreement requires the Company to maintain certain debt coverage ratios and certain levels of cash flow, with which the Company was in compliance at December 31, 1998. Additionally, the agreement requires a quarterly deposit into a separate room renovation account for the amount by which 4% of room revenues at the Company's hotels exceeds the amount expended by the Company during the quarter for replacement of furniture, fixtures and equipment and capital improvements for the hotels. For the years ended December 31, 1998 and 1997, actual expenditures exceeded the amounts required.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



5.     Commitments and Related Party Transactions

One hundred of the hotels are operated under franchise agreements and are licensed as Hampton Inn hotels (55), AmeriSuites hotels (19), Residence Inn hotels (12), Homewood Suites hotels (7), Holiday Inn hotels (3), Comfort Inn hotels (3), and Hampton Inn & Suites hotels (1). Two of the hotels are operated as independent hotels. The franchisors approve the transfer of the franchise licenses to the Lessee when the Partnership acquires each hotel property. The franchise agreements require the payment of fees based on a percentage of hotel room revenue which are paid by the Lessee.

The Lessees have future lease commitments to the Company under the Percentage Leases for various terms extending through 2013. Minimum future rental income (Base Rents) under these non-cancelable operating leases is as follows:

                     Year                               Amount
                     ----                               ------
                                                    (in thousands)
                     1999                              $ 70,282
                     2000                                69,741
                     2001                                69,741
                     2002                                69,741
                     2003                                69,741
                     2004 and thereafter                502,020
                                                       --------

                                                       $851,266
                                                       ========

The Company earned Base Rents of $65.9 million, $38.3 million and $20.1 million and Percentage Rents in excess of Base Rents of $40.8 million, $32.2 million and $18.2 million, respectively, for the years ended December 31, 1998, 1997 and 1996. The Percentage Lease revenue is based on a percentage of gross room revenue, and food and beverage revenue, if applicable, of the hotels. The Percentage Leases range in terms from ten to fifteen years. Rental rates on all fifteen-year leases are required to be re-negotiated after ten years. Both the Base Rent and the threshold room revenue amount in each Percentage Rent formula are adjusted annually for changes in the U.S. Consumer Price Index ("CPI"). The adjustment is calculated on January 1 of each year, provided the lease has been in effect for a complete calendar year and is based upon the average change in the CPI during the prior 24 months. The adjustment in any lease year may not exceed 7%. Effective January 1, 1999, eighty-six of the Percentage Leases were adjusted, resulting in a 1.63% increase in both Base Rent and threshold room revenue.

At December 31, 1998, the Lessees owed the Company $6,288,000 representing fourth quarter Percentage Rent. All of the amounts due were collected prior to January 31, 1999.

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

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



5.     Commitments and Related Party Transactions, Continued

The Company also may be required by franchisors to fund certain capital improvements to hotel properties, which are funded from borrowings, working capital, or the room renovation account (Note 4). Capital improvements of $26.0 million, $18.1 million, and $19.4 million in 1998, 1997, and 1996, respectively, were made to the hotel properties, including those required by the franchisors at the acquisition of the property. In 1999, the Company expects to fund approximately $19 million of capital improvements for the hotel properties owned at December 31, 1998, of which $5.7 million is required by the franchisors.

The Company has commitments under operating land leases through December 31, 2062, at nine hotel properties for payments as follows: 1999 -- $736,429; 2000 -- $766,138; 2001 -- $777,861; 2002 -- $804,288; 2003 -- $806,788; thereafter --
$11.9 million.

The Company has commitments under a lease to an affiliate of Phillip H. McNeill, Sr., the Company's Chairman of the Board, for its office space through December 2008 at monthly payments of $13,238.

In February 1998, the Company advanced loans to its officers in the amount of $330,508 for taxes withheld from 1997 bonuses taken in Company stock in lieu of cash. In February 1999, $100,764 of these loans were repaid. The remaining loans were extended for one year. In February 1999, the Company also advanced additional loans to its officers in the amount of $308,803 for taxes withheld from 1998 bonuses taken in Company stock in lieu of cash. All loans are due in January 2000 and bear no interest.

In 1998, the Company agreed to purchase, upon completion, a 252-room Homewood Suites hotel in Orlando, Florida for $22.8 million, a 235-room Homewood Suites hotel in Downtown Chicago for $30.4 million and a 300-room Hawthorn Suites hotel in Chicago-Rosemont for $33.0 million. These hotels are currently under construction with completion dates expected in May 1999, June 1999 and September 1999, respectively. In connection with these acquisitions, the Company has issued letters of credit in the amount of $10.6 million under the Unsecured Line of Credit. The Company also purchased land in Salt Lake City, Utah at a cost of $2.4 million, to be held for possible construction of an Embassy Suites hotel at a later date. Total costs incurred relating to these developments at December 31, 1998 were approximately $2.9 million, of which $78,000 represents related interest costs.

6.     Supplemental Disclosure of Noncash Investing and Financing Activities

In 1998, the Company issued 69,123 shares of common stock valued at $15.38 per share to its officers in lieu of cash to satisfy bonus compensation accrued at December 31, 1997; 49,074 Units were exchanged for shares of common stock by certain limited partners; 123,457 Units valued at $1.9 million and an assumption of a $6.5 million note payable were issued as part of the total acquisition cost of a hotel property; a $4.3 million note payable was assumed as part of the acquisition cost of a hotel property; 141,000 shares of restricted common stock valued from $13.50 to $13.56 per share were issued to the Company's officers; 20,000 shares of restricted common stock valued from $9.63 to $12.31 per share were issued to the Company's independent directors; 4,042 shares of common stock at prices ranging from $9.63 to $15.50 were issued to independent directors of the Company in lieu of cash as directors compensation; 9,000 shares of common stock were issued to an officer upon exercise of options; and $11.9 million in distributions to common shareholders and limited partners had been declared but not paid at December 31, 1998.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



6. Supplemental Disclosure of Noncash Investing and Financing Activities, Continued

In 1997, the Company issued 90,000 shares of common stock to an officer upon exercise of options; 1,021,062 Units valued at $14.7 million were issued as part of the total acquisition cost of six hotel properties; and $10.6 million in distributions to common shareholders and limited partners had been declared but not paid at December 31, 1997.

In 1996, the Company issued 25,000 shares of common stock valued at $11.75 per share to its officers in lieu of cash to satisfy bonus compensation accrued at December 31, 1995; 182,815 Units were exchanged for shares of common stock by certain limited partners; 96,303 Units valued at $1.1 million and an assumption of a $300,000 note payable were issued as part of the total acquisition cost of a hotel property; 25,000 shares of restricted common stock valued at $12.25 per share were issued to the Company's officers; $297,000 of the net proceeds of the Company's public offering was allocated to minority interest with the remainder of the net proceeds increasing common stock and additional paid-in capital; and $6.9 million in distributions to common shareholders and limited partners had been declared but not paid at December 31, 1996.

7.     Capital Stock

The Board of Directors is authorized to provide for the issuance of ten million shares of preferred stock in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences, and rights of each such series and the qualifications, limitations or restriction thereof. On June 25, 1998, the Company issued 2,750,000 shares of its 9 1/2% Series A Cumulative Preferred Stock, $.01 par value ("Series A Preferred Stock"). The offering price was $25 per share, resulting in gross proceeds of $68.8 million. The Company received approximately $66.3 million after underwriters' discounts and offering expenses.

The outstanding Units in the Partnership are redeemable at the option of the holder for a like number of shares of common stock, or at the option of the Company, the cash equivalent thereof. Total Units outstanding at December 31, 1998 and 1997 were 1,916,903 and 1,842,520, respectively. The total market value of these Units at December 31, 1998, based on the last reported sales price of the common stock on the NYSE of $9.63, was approximately $18.5 million.

8.     Stock Based Compensation Plans

The Company is authorized, under the 1994 Stock Incentive Plan (the "1994 Plan") and the Company's Non-Employee Directors Stock Option Plan (the "Directors Plan"), collectively ("the Plans"), to issue a total of 2,350,000 shares of common stock to directors, officers and key employees of the Company in the form of stock options, restricted stock, or performance stock. Under the 1994 Plan, the total shares available for grant is 2,300,000, of which not more than 350,000 shares may be grants of restricted stock or performance stock. Under the Directors Plan, the total shares available for grant is 50,000, which may only be awarded in the form of stock options. An amendment to the Directors Plan to authorize grants of restricted stock will be submitted to the Company's shareholders at the annual shareholders meeting in May 1999.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



8.     Stock Based Compensation Plans, Continued

Stock Options

All options have 8 to 10 year contractual terms and vest ratably over 5 years, with the exception of 100,000 stock options granted in 1998, of which 20,000 vested immediately with the remainder to vest ratably over 4 years. A summary of the Company's stock options as of December 31, 1998, 1997 and 1996 and the changes during the years are presented below:

                                       1998                     1997                     1996
                              -----------------------  -----------------------  -----------------------

                                             Weighted                 Weighted                 Weighted
                               # of shares   average    # of shares   average    # of shares   average
                              of underlying  exercise  of underlying  exercise  of underlying  exercise
                                 options      price      options       price       options      price
                              -------------  --------  -------------  --------  -------------  --------

Outstanding at beginning
  of year                       519,000       $12.49       606,000     $12.49        603,000    $12.49
Granted                         118,000       $13.40         3,000     $13.50          3,000    $11.75
Exercised                        (9,000)      $12.50       (90,000)    $12.50
Forfeited                       (60,000)      $12.50
                                -------       ------       -------     ------        -------    ------

Outstanding at end of year      568,000       $12.68       519,000     $12.49        606,000    $12.49

Exercisable at end of year      383,000       $12.56       279,000     $12.49        246,000    $12.49

                                     Options Outstanding                 Options Exercisable
                              ----------------------------------  ----------------------------------
                                             Weighted   Weighted                 Weighted   Weighted
                                              Average    Average                  Average   Average
                              # Outstanding  Remaining  Exercise  # Exercisable  Remaining  Exercise
Range of Exercise Prices       at 12/31/98     Life      Price     at 12/31/98     Life      Price
------------------------      -------------  ---------  --------  -------------  ---------  --------
$11.25 -- $13.69                 568,000        4.46     $12.68      383,000        3.84     $12.56



Restricted Stock

In 1998, the Company issued 20,000 shares of restricted stock to the independent directors of the Company subject to the approval of an amendment to the Directors' Plan by the Company's shareholders at the annual shareholder's meeting in May 1999. Unvested shares are subject to forfeiture if the grantee does not remain an officer or director of the Company for the specified vesting period. A summary of the status of the Company's restricted stock grants to officers and directors as of December 31, 1998, 1997 and 1996 and the changes during the years are presented below:

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



8.     Stock Based Compensation Plans, Continued

                                           1998                      1997                      1996
                                  ------------------------  ------------------------  ------------------------
                                                Weighted                  Weighted                  Weighted
                                                 Average                   Average                   Average
                                               Fair Market               Fair Market               Fair Market
                                                Value at                  Value at                  Value at
                                  # of Shares     Grant     # of Shares     Grant     # of Shares     Grant
                                  -----------  -----------  -----------  -----------  -----------  -----------

Outstanding at beginning of year    40,000        $11.41      40,000        $11.41      15,000        $10.00
Granted:
    With 5 year pro rata vesting    99,000        $13.12                                25,000        $12.25
    With 4 year pro rata vesting    16,000        $13.56
    With 3 year pro rata vesting    42,000        $13.50
    Vest 100% at grant date          4,000        $13.56
                                   -------                    ------        ------      ------        ------

Total granted                      161,000        $13.27                                25,000        $12.25

Forfeited                           (6,000)       $12.25
                                   -------        ------      -----         ------      ------        ------

Outstanding at end of year         195,000        $12.92      40,000        $11.41      40,000        $11.41

Vested at end of year               29,000        $11.27      17,000        $10.67       9,000        $10.00

In January 1999, 124,800 shares of restricted stock were issued to officers of the Company at a price of $9.75 per share, to vest ratably over 3 to 5 years.


9.     Pro Forma Financial Information (Unaudited)

The following unaudited pro forma consolidated statements of operations for the year ended December 31, 1998 and 1997 are presented as if the acquisition of all 102 hotels owned at December 31, 1998, and the consummation of the offerings and the application of the net proceeds therefrom had occurred on January 1, 1997, and all of the hotels had been leased to the Lessees pursuant to the Percentage Leases. Additionally, the pro forma consolidated statement of operations for the year ended December 31, 1998 includes approximately $2.2 million of merger expenses relating to the terminated merger agreement between the Company and RFS Hotel Investors and approximately $705,000 in losses from the sale of hotel properties, both of which collectively reduced pro forma net income applicable to common shareholders by $.07. The pro forma consolidated statement of operations for the year ended December 31, 1997 includes approximately $666,000 in gains from the sale of hotel properties and does not include approximately $2.0 million for the extraordinary charge from the write-off of deferred financing fees, both of which collectively increased pro forma net income applicable to common shareholders by $.07.

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

                                                   For the Years Ended
                                                       December 31,
                                                    1998         1997
                                                  --------     --------
                                          (in thousands, except per share data)
Revenue:
Percentage lease revenues                         $116,471     $118,276
Gain (loss) on sale of hotel properties               (705)         666
Other income                                           774          617
                                                  --------     --------
    Total Revenue                                  116,540      119,559

Expenses:
Real estate and personal property taxes             11,359       11,381
Depreciation and amortization                       35,691       33,671
Compensation                                         2,564        2,099
Interest                                            24,960       26,310
Amortization of loan costs                             834        1,040
General and administration                           2,086        2,086
Amortization of unearned directors' and
    officers' compensation                             331           92
Rental expense                                         969          814
Merger expense                                       2,197
                                                  --------     --------
    Total Expenses                                  80,991       77,493
                                                  --------     --------

Income before minority interest                     35,549       42,066

Minority interest                                    1,457        1,784
                                                  --------     --------

Net income                                          34,092       40,282

Preferred stock dividends                            6,531        6,531
                                                  --------     --------

Net income applicable to common shareholders      $ 27,561     $ 33,751
                                                  ========     ========

Net income per common share, basic and diluted    $    .76     $    .93
                                                  ========     ========

Weighted average number of common shares
    outstanding - basic                             36,439       36,439
                                                  ========     ========

Weighted average number of common shares
    and units outstanding - diluted                 38,377       38,415
                                                  ========     ========

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



10.    Significant Lessee Information

As discussed in Note 1, the Percentage Leases relating to hotels accounting for more than 20% of the Company's assets are guaranteed by Patriot and its wholly-owned subsidiary, Interstate. At December 31, 1998, Patriot owned, managed, leased or performed related services for a portfolio of 474 hotels totaling approximately 101,000 rooms.

Summarized unaudited financial information for Patriot is as follows (in thousands):

                 Balance Sheet Data - As of September 30, 1998
                     (December 31, 1998 data not available)
        Investment in hotel real estate                 $5,661,769
        Cash and short-term investments                    147,397
        Total assets                                     7,499,989
        Total debt                                       3,803,808
        Shareholders' equity                             2,680,458
       Income Statement Data - For the year ended December 31, 1998
        Total revenue                                   $2,056,341
        Net loss                                          (158,223)

                                EQUITY INNS, INC.
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1998
                                 (In Thousands)


                                                                Cost Capitalized Subsequent       Gross Amount at Which
                                        Initial Cost                  to Acquisition            Carried at Close of Period
                               ------------------------------- ----------------------------- --------------------------------
                                                     Furniture         Buildings   Furniture           Buildings   Furniture
                                                        and               and        and                  and         and
Description of Property          Land   Improvements Fixtures   Land  Improvements Fixtures    Land   Improvements Fixtures
-----------------------        -------  ------------ --------- ------ ------------ --------- -------- ------------ ----------
Hampton Inn- Albany, New York  $   953   $ 9,897      $   802            $  262     $   432  $   953    $ 10,159    $ 1,234
Hampton Inn-Cleveland, Ohio        820     4,428          217               338         446      820       4,766        663
Hampton Inn-College Station,
  Texas                            656     4,655          671               221         524      656       4,876      1,195
Hampton Inn-Columbus, Georgia      603     2,591        1,073               486         (98)     603       3,077        975
Hampton Inn-Ft. Worth, Texas       385     1,754          896               353         385      385       2,107      1,281
Hampton Inn-Louisville, Kentucky   395     2,406          919               237         177      395       2,643      1,096
Hampton Inn-Sarasota, Florida      553     3,389          753               350         209      553       3,739        962
Hampton Inn-Ann Arbor, Michigan    565     4,499          506               428         603      565       4,927      1,109
Comfort Inn-Enterprise, Alabama    544     2,398          112               139         394      544       2,537        506
Hampton Inn-Gurnee, Illinois       630     3,397          277               527         981      630       3,924      1,258
Hampton Inn-Traverse City,
  Michigan                         526     6,153          335               188         613      526       6,341        948
Hampton Inn-Arlington, Texas       425     6,387          582               337         482      425       6,724      1,064
Residence Inn-Eagan, Minnesota     540     8,130          652               652         844      540       8,782      1,496
Residence Inn-Tinton Falls,
  New Jersey                     7,711       419          484               297       8,195      716       8,911      1,324
Hampton Inn-Milford, Connecticut   759     5,689          467               267         656      759       5,956      1,123
Hampton Inn-Meriden, Connecticut   648     3,226          435               191         423      648       3,417        858
Hampton Inn-Beckley, West
  Virginia                       1,876     5,557          402               227         237    1,876       5,784        639
Holiday Inn-Bluefield, West
 Virginia                        1,661     6,141          342               725         825    1,661       6,866      1,167
Hampton Inn-Gastonia, North
  Carolina                       1,835     4,741          358               172         444    1,835       4,913        802
Hampton Inn-Morgantown, West
  Virginia                       1,573     4,311          324       4       139         410    1,577       4,450        734
Holiday Inn-Oak Hill, West
  Virginia                         269     3,727           85             1,271         830      269       4,998        915
Holiday Inn Express-Wilkesboro,
  North Carolina                   269     2,778          177               344         412      269       3,122        589
Hampton Inn-Naperville, Illinois   678     6,455          396               366         794      678       6,821      1,190
Hampton Inn-State College,
  Pennsylvania                     718     7,310          525               223         309      718       7,533        834
Comfort Inn-Rutland, Vermont       359     3,683          354               311         289      359       3,994        643
Hampton Inn-Scranton,
  Pennsylvania                     403     7,017          720                99         169      403       7,116        889
Residence Inn-Omaha, Nebraska      953     2,650          162       6       869         394      959       3,519        556
Hampton Inn-Fayetteville, North
  Carolina                         403     5,043          148      18       531         756      421       5,574        904
Hampton Inn-Indianapolis,
  Indiana                        1,207     6,513          126               418       1,036    1,207       6,931      1,162
Hampton Inn-Jacksonville
  Florida                          403     4,793          126               332       1,176      403       5,125      1,302
Holiday Inn-Mt. Pleasant,
  South Carolina                 1,205     7,874          247               484         697    1,205       8,358        944
Comfort Inn-Jacksonville Beach,
  Florida                          849     7,307          371       2     1,739       1,096      851       9,046      1,467
Hampton Inn-Austin, Texa           500     6,659          375       6       310         609      506       6,969        984
Hampton Inn-Garland, Texas         375     4,959          450       3       195         519      378       5,154        969
Hampton Inn-Knoxville, Tennessee   617     3,871          232               264         507      617       4,135        739
Hampton Inn-Glen Burnie,
  Maryland                                 5,075          322               341         477                5,416        799
Hampton Inn-Detroit, Michigan    1,207     5,785          526               265         299    1,207       6,050        825
Homewood Suites-Hartford,
  Connecticut                    2,866     7,660          915               295         373    2,866       7,955      1,288
Residence Inn-Madison,
  Wisconsin                        700     2,879          356               206         363      700       3,085        719
Holiday Inn-Winston-Salem,
  North Carolina                 1,350     3,124          639               598         420    1,350       3,722      1,059
Hampton Inn-Scottsdale, Arizona  2,227     6,566          723               206          17    2,227       6,772        740
Hampton Inn-Chattanooga,
  Tennessee                      1,475     6,824          752               331         317    1,475       7,155      1,069
Homewood Suites-San Antonio,
  Texas                            907     6,661        1,029                54          24      907       6,715      1,053
Residence Inn-Burlington, Vermont  679     6,677          342               607         438      679       7,284        780
Homewood Suites-Phoenix, Arizona           7,086          902             1,633                            8,719        902
Residence Inn-Colorado Springs,
  Colorado                       1,350     7,638          740               312         385    1,350       7,950      1,125
Residence Inn-Oklahoma City,
  Oklahoma                       1,450     8,921          850               354         388    1,450       9,275      1,238
Residence Inn-Tucson, Arizona      832     7,078          705                72          65      832       7,150        770
Hampton Inn-Savannah, Georgia      705     4,186          334               197         619      705       4,383        953
Hampton Inn-Norfolk, Virginia              5,092          520               221         492                5,313      1,012
Hampton Inn-Pickwick, Tennessee    370     1,484          263                82          89      370       1,566        352
Hampton Inn-Southaven,
  Mississippi                      698     3,138          522                90          79      698       3,228        601
Hampton Inn-Overland Park,
  Kansas                           906     5,931          330               395         453      906       6,326        783
Hampton Inn-Addison, Texas       2,981     6,336          810               354         295    2,981       6,690      1,105
Hampton Inn-Atlanta-Northlake,
  Georgia                                  6,905          600               209         570                7,114      1,170
Hampton Inn-Birmingham (Mountain
  Brook), Alabama                          7,988          687               655         566                8,643      1,253
Hampton Inn-Birmingham
  (Vestavia), Alabama            1,057     5,162          541               315         605    1,057       5,477      1,146
Hampton Inn-Chapel Hill, North
  Carolina                       1,834     6,504          725               398         664    1,834       6,902      1,389
Hampton Inn-Charleston, South
  Carolina                         712     5,219          516               272         227      712       5,491        743

                                              Accumulated      Net Book
                                              Depreciation       Value                      Life Upon
                                              Buildings and  Buildings and                    Which
                                              Improvements;  Improvements;                 Depreciation
                                               Furniture &    Furniture &      Date of     In Statement
Description of Property              Total      Fixtures        Fixtures     Construction  Is Computed
-----------------------             -------   -------------  -------------   ------------  ------------

Hampton Inn- Albany, New York       $12,346       $ 2,252         $10,094        1986      5-40 Yrs.
Hampton Inn-Cleveland, Ohio           6,249         1,098           5,151        1987      5-40 Yrs.
Hampton Inn-College Station,
  Texas                               6,727         1,295           5,432        1986      5-40 Yrs.
Hampton Inn-Columbus, Georgia         4,655         1,310           3,345        1986      5-40 Yrs.
Hampton Inn-Ft. Worth, Texas          3,773           865           2,908        1987      5-40 Yrs.
Hampton Inn-Louisville, Kentucky      4,134         1,593           2,541        1986      5-40 Yrs.
Hampton Inn-Sarasota, Florida         5,254         1,141           4,113        1987      5-40 Yrs.
Hampton Inn-Ann Arbor, Michigan       6,601         1,251           5,350        1986      5-31 Yrs.
Comfort Inn-Enterprise, Alabama       3,587           568           3,019        1987      5-31 Yrs.
Hampton Inn-Gurnee, Illinois          5,812         1,043           4,769        1988      5-31 Yrs.
Hampton Inn-Traverse City,
  Michigan                            7,815         1,513           6,302        1987       5-31 Yrs.
Hampton Inn-Arlington, Texas          8,213         1,490           6,723        1985       7-31 Yrs.
Residence Inn-Eagan, Minnesota       10,818         1,742           9,076        1988       7-31 Yrs.
Residence Inn-Tinton Falls,
  New Jersey                          8,911         1,324           7,587        1988       7-31 Yrs.
Hampton Inn-Milford, Connecticut      7,838         1,329           6,509        1986       7-31 Yrs.
Hampton Inn-Meriden, Connecticut      4,923           839           4,084        1988       7-31 Yrs.
Hampton Inn-Beckley, West
  Virginia                            8,298         1,035           7,263        1992       7-31 Yrs.
Holiday Inn-Bluefield, West
 Virginia                             9,694         1,271           8,423        1980       7-31 Yrs.
Hampton Inn-Gastonia, North
  Carolina                            7,550           975           6,575        1989       7-31 Yrs.
Hampton Inn-Morgantown, West
  Virginia                            6,761           859           5,902        1991       7-31 Yrs.
Holiday Inn-Oak Hill, West
  Virginia                            6,182           902           5,280        1983       7-31 Yrs.
Holiday Inn Express-Wilkesboro,
  North Carolina                      3,980           639           3,341        1985       7-31 Yrs.
Hampton Inn-Naperville, Illinois      8,689         1,298           7,391        1987       7-31 Yrs.
Hampton Inn-State College,
  Pennsylvania                        9,085         1,280           7,805        1987       7-31 Yrs.
Comfort Inn-Rutland, Vermont          4,996           720           4,276        1985       7-31 Yrs.
Hampton Inn-Scranton,
  Pennsylvania                        8,408         1,118           7,290        1994       7-31 Yrs.
Residence Inn-Omaha, Nebraska         5,034           466           4,568        1985       7-31 Yrs.
Hampton Inn-Fayetteville, North
  Carolina                            6,899           921           5,978        1986       7-31 Yrs.
Hampton Inn-Indianapolis,
  Indiana                             9,300         1,150           8,150        1987       7-31 Yrs.
Hampton Inn-Jacksonville
  Florida                             6,830           919           5,911        1986       7-31 Yrs.
Holiday Inn-Mt. Pleasant,
  South Carolina                     10,507         1,213           9,294        1988       7-31 Yrs.
Comfort Inn-Jacksonville Beach,
  Florida                            11,364         1,155          10,209        1990       7-31 Yrs.
Hampton Inn-Austin, Texas             8,459         1,009           7,450        1987       7-31 Yrs.
Hampton Inn-Garland, Texas            6,501           850           5,651        1986       7-31 Yrs.
Hampton Inn-Knoxville, Tennessee      5,492           621           4,871        1988       7-31 Yrs.
Hampton Inn-Glen Burnie,
  Maryland                            6,215           707           5,508        1989       7-31 Yrs.
Hampton Inn-Detroit, Michigan         8,082           718           7,364        1989       7-31 Yrs.
Homewood Suites-Hartford,
  Connecticut                        12,109         1,023          11,087        1990       7-31 Yrs.
Residence Inn-Madison,
  Wisconsin                           4,504           420           4,084        1988       7-31 Yrs.
Holiday Inn-Winston-Salem,
  North Carolina                      6,131           520           5,611        1969       7-31 Yrs.
Hampton Inn-Scottsdale, Arizona       9,739           785           8,954        1996       7-31 Yrs.
Hampton Inn-Chattanooga,
  Tennessee                           9,699           896           8,803        1988       7-31 Yrs.
Homewood Suites-San Antonio,
  Texas                               8,675           823           7,852        1996       7-31 Yrs.
Residence Inn-Burlington, Vermont     8,743           679           8,064        1988       7-31 Yrs.
Homewood Suites-Phoenix, Arizona      9,621           886           8,735        1996       7-31 Yrs.
Residence Inn-Colorado Springs,
  Colorado                           10,425           750           9,675        1984       7-31 Yrs.
Residence Inn-Oklahoma City,
  Oklahoma                           11,963           858          11,105        1982       7-31 Yrs.
Residence Inn-Tucson, Arizona         8,752           667           8,085        1985       7-31 Yrs.
Hampton Inn-Savannah, Georgia         6,041           454           5,587        1968       7-31 Yrs.
Hampton Inn-Norfolk, Virginia         6,325           527           5,798        1990       7-31 Yrs.
Hampton Inn-Pickwick, Tennessee       2,288           167           2,121        1994       7-31 Yrs.
Hampton Inn-Southaven,
  Mississippi                         4,527           334           4,193        1995       7-31 Yrs.
Hampton Inn-Overland Park,
  Kansas                              8,015           467           7,548        1991       7-31 Yrs.
Hampton Inn-Addison, Texas           10,776           542          10,233        1985       7-31 yrs.
Hampton Inn-Atlanta-Northlake,
  Georgia                             8,284           517           7,767        1988       7-31 Yrs.
Hampton Inn-Birmingham (Mountain
  Brook), Alabama                     9,896           569           9,327        1987       7-31 Yrs.
Hampton Inn-Birmingham
  (Vestavia), Alabama                 7,680           428           7,252        1986       7-31 Yrs.
Hampton Inn-Chapel Hill, North
  Carolina                           10,125           562           9,563        1986       7-31 Yrs.
Hampton Inn-Charleston, South
  Carolina                            6,946           405           6,541        1985       7-31 Yrs.

                                EQUITY INNS, INC.
      SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
                             AS OF DECEMBER 31, 1998
                                 (In Thousands)

                                                                Cost Capitalized Subsequent       Gross Amount at Which
                                        Initial Cost                  to Acquisition            Carried at Close of Period
                               ------------------------------- ----------------------------- --------------------------------
                                                     Furniture          Buildings  Furniture           Building    Furniture
                                                        and               and          and                 and         and
Description of Property          Land   Improvements Fixtures   Land  Improvements Fixtures    Land   Improvements Fixtures
-----------------------        -------  ------------ --------- ------ ------------ --------- -------- ------------ ----------
Hampton Inn-Colorado Springs,
  Colorado                         803     3,925          411               207         143      803       4,132        554
Hampton Inn-Columbia, South
  Carolina                         650     6,572          628               365         262      650       6,937        890
Hampton Inn-Aurora, Colorado       784     3,344          359               345         176      784       3,689        535
Hampton Inn-Detroit (Madison
  Heights), Michigan               881     4,304          451               446         167      881       4,750        618
Hampton Inn-Dublin, Ohio           944     3,612          483               573         514      944       4,185        997
Hampton Inn-Kansas City, Kansas    585     4,294          425               304         226      585       4,598        651
Hampton Inn-Little Rock, Arkansas  898     5,520          558               273         473      898       5,793      1,031
Hampton Inn-Memphis (Poplar),
  Tennessee                      1,955     6,547          739               451         576    1,955       6,998      1,315
Hampton Inn-Memphis (Sycamore),
  Tennessee                      2,751       239          307               365       3,058      604       3,662        239
Hampton Inn-Nashville
  (Brentwood), Tennessee           928     5,705          577               305         246      928       6,010        823
Hampton Inn-Nashville (Briley),
  Tennessee                      6,550       569          270               302       6,820      871       7,691        472
Hampton Inn-Richardson, Texas    1,750     5,252          609               343         325    1,750       5,595        934
Hampton Inn-St. Louis, Missouri    665     3,775          386               647         554      665       4,422        940
Hampton Inn-Destin, Florida        952     5,166          680               140         104      952       5,306        784
Homewood Suites-Germantown,
  Tennessee                      1,011     5,760        1,011                56          73    1,011       5,816      1,084
Homewood Suites-Augusta, Georgia   330     4,164          516               101          24      330       4,265        540
Residence Inn-Princeton,
  New Jersey                     1,920    15,875        1,500               585         538    1,920      16,460      2,038
AmeriSuites-Cincinnati (Blue
  Ash), Ohio                       900     6,241          466               233         137      900       6,474        603
AmeriSuites-Cincinnati (Forest
  Park), Ohio                      800     5,616          569               144         143      800       5,760        712
AmeriSuites-Columbus, Ohio         903     6,774          856               136          60      903       6,910        916
AmeriSuites-Flagstaff, Arizona     600     3,832          737                81          53      600       3,913        790
AmeriSuites-Jacksonville,
  Florida                        1,168     5,734          436               211         229    1,168       5,945        665
AmeriSuites-Indianapolis,
  Indiana                          700     4,775          800               117          51      700       4,892        851
AmeriSuites-Miami, Florida       1,500     9,387          900               137          12    1,500       9,524        912
AmeriSuites-Overland Park,
  Kansas                         1,300     7,030          900               254          96    1,300       7,284        996
AmeriSuites-Richmond, Virginia   1,772     9,640          921               119          52    1,772       9,759        973
AmeriSuites-Tampa, Florida       1,400     9,786          523               119          29    1,400       9,905        552
Hampton Inn-San Antonio, Texas   3,749     7,539        1,317               132         109    3,749       7,671      1,426
Homewood Suites-Sharonville,
  Ohio                             863     6,194          746               505         199      863       6,699        945
Residence Inn-Boise, Idaho         950     5,758          350               294         367      950       6,052        717
Residence Inn-Portland, Oregon   2,400    20,735          500               244         413    2,400      20,979        913
Hampton Inn & Suites-Memphis
  (Bartlett), Tennessee            860     5,721        1,052                 7          22      860       5,728      1,074
Residence Inn-Somers Point,
  New Jersey                     1,094     6,372          729               333         344    1,094       6,705      1,073
AmeriSuites-Albuquerque, New
  Mexico                         1,776     6,871          918                32                1,776       6,903        918
AmeriSuites-Baltimore, Maryland    659     8,514          898                35                  659       8,549        898
AmeriSuites-Baton Rouge,
  Louisiana                        649     9,085        1,157                37                  649       9,122      1,157
AmeriSuites-Birmingham, Alabama  1,066     5,871          758                31                1,066       5,902        758
AmeriSuites-Las Vegas, Nevada    4,126    13,056        1,965                30                4,126      13,086      1,965
AmeriSuites-Memphis (Wolfchase),
  Tennessee                      1,108     6,433          900                43                1,108       6,476        900
AmeriSuites-Miami (Kendall),
  Florida                        2,426     7,394          802                35                2,426       7,429        802
AmeriSuites-Minneapolis,
  Minnesota                      1,312     7,421          873                22                1,312       7,443        873
AmeriSuites-Nashville,
  Tennessee                      1,622     8,452        1,198                25                1,622       8,476      1,198
Homewood Suites-Seattle,
  Washington                     2,639    17,769        1,760               149          84    2,639      17,919      1,844
Construction in Progress                                        2,854                          2,854
Corporate Office--Memphis, TN                                                 0         130                             130
                              --------  --------      -------  ------   -------     ------- --------    --------    -------

                              $102,859  $623,134      $62,857  $2,893   $32,164     $34,700 $105,752    $655,298    $97,557
                              ========  ========      =======  ======   =======     ======= ========    ========    =======
                                              Accumulated      Net Book
                                              Depreciation      Value                       Life Upon
                                              Buildings and  Buildings and                    Which
                                              Improvements;  Improvements;                 Depreciation
                                               Furniture &    Furniture &      Date of     In Statement
Description of Property              Total      Fixtures       Fixtures      Construction  Is Computed
-----------------------             -------   -------------  -------------   ------------  ------------
Hampton Inn-Colorado Springs,
  Colorado                            5,489           304           5,185        1985      7-31 Yrs.
Hampton Inn-Columbia, South
  Carolina                            8,477           496           7,981        1985      7-31 Yrs.
Hampton Inn-Aurora, Colorado          5,008           287           4,721        1985      7-31 Yrs.
Hampton Inn-Detroit (Madison
  Heights), Michigan                  6,249           334           5,915        1987      7-31 Yrs.
Hampton Inn-Dublin, Ohio              6,126           360           5,766        1988      7-31 Yrs.
Hampton Inn-Kansas City, Kansas       5,834           345           5,489        1987      7-31 Yrs.
Hampton Inn-Little Rock, Arkansas     7,722           469           7,253        1985      7-31 yrs.
Hampton Inn-Memphis (Poplar),
  Tennessee                          10,268           548           9,720        1985      7-31 Yrs.
Hampton Inn-Memphis (Sycamore),
  Tennessee                           3,662           239           3,423        1984      7-31 Yrs.
Hampton Inn-Nashville
  (Brentwood), Tennessee              7,761           446           7,315        1985      7-31 Yrs.
Hampton Inn-Nashville (Briley),
  Tennessee                           7,691           472           7,219        1987      7-31 Yrs.
Hampton Inn-Richardson, Tex           8,279           445           7,834        1987      7-31 Yrs.
Hampton Inn-St. Louis, Missouri       6,027           338           5,689        1987      7-31 Yrs.
Hampton Inn-Destin, Florida           7,042           418           6,624        1994      7-31 Yrs.
Homewood Suites-Germantown,
  Tennessee                           7,911           506           7,405        1986      7-31 Yrs.
Homewood Suites-Augusta, Georgia      5,135           309           4,825        1997      7-31 Yrs.
Residence Inn-Princeton,
  New Jersey                         20,418           966          19,452        1988      7-31 Yrs.
AmeriSuites-Cincinnati (Blue
  Ash), Ohio                          7,977           299           7,678        1990      7-31 Yrs.
AmeriSuites-Cincinnati (Forest
  Park), Ohio                         7,272           294           6,978        1992      7-31 Yrs.
AmeriSuites-Columbus, Ohio            8,729           371           8,358        1994      7-31 Yrs.
AmeriSuites-Flagstaff, Arizona        5,303           251           5,052        1993      7-31 Yrs.
AmeriSuites-Jacksonville,
  Florida                             7,778           283           7,495        1996      7-31 yrs.
AmeriSuites-Indianapolis,
  Indiana                             6,443           294           6,149        1992      7-31 Yrs.
AmeriSuites-Miami, Florida           11,936           465          11,471        1996      7-31 Yrs.
AmeriSuites-Overland Park,
  Kansas                              9,580           390           9,190        1994      7-31 Yrs.
AmeriSuites-Richmond, Virginia       12,504           485          12,019        1992      7-31 Yrs.
AmeriSuites-Tampa, Florida           11,857           427          11,430        1994      7-31 Yrs.
Hampton Inn-San Antonio, Texas       12,846           316          12,530        1995      7-31 Yrs.
Homewood Suites-Sharonville,
  Ohio                                8,507           226           8,281        1990      7-31 Yrs.
Residence Inn-Boise, Idaho            7,719           166           7,553        1986      7-31 Yrs.
Residence Inn-Portland, Oregon       24,292           503          23,789        1990      7-31 Yrs.
Hampton Inn & Suites-Memphis
  (Bartlett), Tennessee               7,662           224           7,438        1998      7-31 Yrs.
Residence Inn-Somers Point,
  New Jersey                          8,872           215           8,657        1998      7-31 Yrs.
AmeriSuites-Albuquerque, New
  Mexico                              9,957           177           9,421        1997      7-31 Yrs.
AmeriSuites-Baltimore, Maryland      10,106           202           9,904        1996      7-31 Yrs.
AmeriSuites-Baton Rouge,
  Louisiana                          10,928           229          10,699        1997      7-31 Yrs.
AmeriSuites-Birmingham, Alabama       7,726           149           7,577        1997      7-31 Yrs.
AmeriSuites-Las Vegas, Nevada        19,177           351          18,826        1998      7-31 Yrs.
AmeriSuites-Memphis (Wolfchase),
  Tennessee                           8,484           168           8,316        1996      7-31 Yrs.
AmeriSuites-Miami (Kendall),
  Florida                            10,657           177          10,480        1996      7-31 Yrs.
AmeriSuites-Minneapolis,
  Minnesota                           9,628           182           9,446        1997      7-31 Yrs.
AmeriSuites-Nashville,
  Tennessee                          11,296           222          11,074        1997      7-31 Yrs.
Homewood Suites-Seattle,
  Washington                         22,402           346          22,056        1998      7-31 Yrs.
Construction in Progress              2,854                         2,854                  7-31 Yrs.
Corporate Office--Memphis, TN           130            23             107                  7 Yrs
                                   --------       -------       ---------

                                   $858,607       $68,475       $ 790,132
                                   ========       =======       =========


(a) Reconciliation of Real Estate:
     Balance at December 31, 1996                      $333,561
       Additions during the period                      368,840
       Sales during the period                          (39,510)
     Balance at December 31, 1997                       660,891
       Additions during the period                      208,374
       Sales during the period                          (10,658)

     Balance at December 31, 1998                      $858,607
                                                       ========

(b) Reconciliation of Accumulated Depreciation:
      Balance At December 31, 1996                      $24,359
         Depreciation expense during the period          19,969
         Depreciation on sales during the period           (509)
       Balance at December 31, 1997                      43,819
         Depreciation expense during the period          26,447
         Depreciation on sales during the period         (1,791)

       Balance at December 31, 1998                     $68,475
                                                        =======

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended December 31, 1998 and through the date of this report, there has been no change in the Company's independent accountants, nor have any disagreements with such accountants or reportable events occurred.


                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference from the section entitled "Proposal One - Election of Directors" in the Proxy Statement as to the Company's directors. See also Item 1 -- "Business-Executive Officers of the Company."



ITEM 11.      EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement.



ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference from the sections entitled "Ownership of the Company's Common Stock" and "Proposal One - Election of Directors" in the Proxy Statement.



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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)    Financial Statements:

The following financial statements and financial statement schedules are located in this report on the pages indicated:

Equity Inns, Inc.                                                           Page
  Report of Independent Accountants                                           29
  Consolidated  Balance Sheets at December 31, 1998 and 1997                  30
  Consolidated Statements of Operations for the years ended
    December 31, 1998, 1997 and 1996                                          31
  Consolidated Statements of Shareholders' Equity for the
    years ended December 31, 1998, 1997 and 1996                              32
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1998, 1997 and 1996                                          34
  Notes to Consolidated Financial Statements                                  35
  Schedule III - Real Estate and Accumulated Depreciation
    as of December 31, 1998                                                   49

All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)      Reports on Form 8-K:

No Current Reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report on Form 10-K.


(c)     Exhibits:

Exhibit
Number            Description
------            -----------
3.1(a)       --   Charter of the Registrant (incorporated by reference to
                  Exhibit 3.1 to the Company's Registration Statement on Form
                  S-11 (Registration No. 33-73304)

3.1(b)       --   Articles of Amendment to the Charter of the Registrant
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Current Report on Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on April 27, 1995)

3.1(c)       --   Articles of Amendment to the Charter of the Registrant
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Current Report on Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on May 31, 1996)

3.1(d)       --   Second Amended and Restated Charter of the Registrant
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Current Report on Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on October 23,
                  1997)

3.1(e)       --   Articles of Amendment to the Second Amended and Restated
                  Charter of the Registrant (incorporated by reference to
                  Exhibit 3.1 to the Company's Current Report on Form 8-K
                  (Registration No. 01-12-73) filed with the Securities and
                  Exchange Commission on May 28, 1998)

3.1(f)       --   Articles of Amendment to the Second Amended and Restated
                  Charter of the Registrant (incorporated by reference to
                  Exhibit 4.2 to the Company's Current Report on Form 8-K
                  (Registration No. 01-12073) filed with the Securities and
                  Exchange Commission on June 24, 1998)

3.2          --   By-Laws of the Registrant (incorporated by reference to
                  Exhibit 3.2 to the Company's Registration Statement on Form
                  S-11 (Registration No. 33-73304)

4.1(a)       --   Form of Share Certificate for the Company's Common Stock, $.01
                  par value (incorporated by reference to Exhibit 4.1 to the
                  Company's Registration Statement on Form S-11 (Registration
                  No. 33-73304))

4.1(b)       --   Form of Share Certificate for the Company's 9 1/2% Series A
                  Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 to the Company's Registration
                  Statement on Form S-11 (Registration No. 33-73304))

4.2(a)       --   Second Amended and Restated Agreement of Limited Partnership
                  of Equity Inns Partnership, L.P. (incorporated by reference to
                  Exhibit 4.1 to the Company's Registration Statement on Form
                  S-3 (Registration No. 33-90364))

4.2(b)       --   Third Amended and Restated Agreement of Limited Partnership of
                  Equity Inns Partnership, L.P. (incorporated by reference to
                  Exhibit 4.1 to the Company's Current Report on Form 8-K dated
                  June 24, 1997 (Registration No. 01-12073) filed with the
                  Securities and Exchange Commission on July 10, 1997)

4.2(c)       --   Amendment No. 1 to Third Amended and Restated Agreement of
                  Limited Partnership of Equity Inns Partnership, L.P.
                  (incorporated by reference to Exhibit 99.1 to the Company's
                  Current Report on Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on June 24, 1998)

4.3, 10.1    --   Indenture  dated as of  February  6,  1997  among  EQI
                  Financing  Partnership  I, L.P., as Issuer,  LaSalle  National
                  Bank,  as Trustee,  and ABN AMBRO Bank N.V.,  as Fiscal  Agent
                  (incorporated  by reference  to Exhibit 10.1 to the  Company's
                  Quarterly Report on Form 10-Q  (Registration No. 01-12073) for
                  the quarter ended March 31, 1997 and filed with the Securities and Exchange Commission on April 30, 1997)

10.2(a)      --   Form of Percentage Lease Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on
                  Form S-11 (Registration No. 33-73304))

10.2(b)      --   Consolidated Lease Amendment dated as of November 15, 1996 between Equity Inns Partnership, L.P. and Crossroads/Memphis
                  Partnership, L.P. (incorporated by reference to Exhibit
                  10.1(a) to the Company's Current Report on Form 8-K
                  (Registration No. 01-12073) filed with the Securities and
                  Exchange Commission on December 13, 1996)

10.2(c)      --   Form of Percentage Lease Amendment between Equity Inns
                  Partnership, L.P. and Crossroads/Future Company, L.L.C.
                  (incorporated by reference to Exhibit 10.1(b) to the Company's
                  Amended Current Report on Form 8-K (Registration No. 01-12073)
                  filed with the Securities and Exchange Commission on July 22,
                  1997)

10.2(d)      --   Form of Percentage Lease Amendment between Equity Inns
                  Partnership, L.P. and Caldwell Holding Corp. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on
                  Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on December 24, 1997)

10.3(a)      --   Equity Inns, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.29(a) to the Company's Registration
                  Statement on Form S-11 (Registration No. 33-80318))

10.3(b)      --   Equity Inns, Inc. Non-Employee Directors' Stock Option Plan
                  (incorporated by reference to Exhibit 10.29(b) to the
                  Company's Registration Statement on Form S-11 (Registration
                  No. 33-80318))

10.4         --   Right of First Refusal Agreement between Wolf River Hotel,
                  L.P. and Equity Inns Partnership, L.P. (incorporated by
                  reference to Exhibit 10.5 to the Company's Registration
                  Statement on Form S-3 (Registration No. 33-93158))

10.5         --   Right of First Refusal Agreement between SAHI I L.P. and
                  Equity Inns Partnership, L.P. (incorporated by reference to
                  Exhibit 10.6 to the Company's Registration Statement on Form
                  S-3 (Registration No. 33-93158))

10.6         --   Credit Agreement between Equity Inns, Inc., Equity Inns Trust,
                  Equity Inns Partnership, L.P., Smith Barney Mortgage Capital
                  Group, Inc., National Bank of Commerce, First National Bank of
                  Chicago, Leader Federal Bank for Savings, AmSouth Bank, First
                  National Bank of Commerce, Bank of Mississippi, Mercantile
                  Bank of St. Louis, First National Bank of Chicago and Smith
                  Barney Mortgage Capital Group, Inc. as collateral agent
                  (incorporated by reference to Exhibit 10.7 to the Company's
                  Annual Report on Form 10-K/A for the year ended December 31,
                  1995 (Registration No. 0-23290) filed with the Securities and
                  Exchange Commission on March 20, 1996)

10.6(a)*     --   1st Amendment to Revolving Credit Agreement, dated August 10,
                  1998, between Equity Inns Partnership, L.P., Equity Inns/West
                  Virginia Partnership, L.P., Equity Inns, Inc., Equity Inns
                  Trust and National Bank of Commerce

10.6(b)*     --   2nd Amendment to Revolving Credit Agreement, dated December
                  18, 1998, between Equity Inns Partnership, L.P., Equity Inns/
                  West Virginia Partnership, L.P., Equity Inns, Inc., Equity
                  Inns Trust and National Bank of Commerce

10.7         --   Unsecured Revolving Credit Agreement dated as of October 10,
                  1997, by and among Equity Inns Partnership, L.P. and Equity
                  Inns/West Virginia Partnership, L.P. as Borrower and The First
                  National Bank of Chicago, Credit Lyonnais New York Branch, and
                  AmSouth Bank as Lenders, Credit Lyonnais New York Branch, as
                  Syndication Agent and The First National Bank of Chicago as
                  Administrative Agent (incorporated by reference to Exhibit
                  10.3 to the Company's Current Report on Form 8-K (Registration
                  No. 0-23290) filed with the Securities and Exchange Commission on November 24, 1997)

10.7(a)*     --   First Amendment to Unsecured Revolving Credit Agreement dated as of November 24, 1997, by and among Equity Inns Partnership,
                  L.P., Equity Inns/West Virginia Partnership, L.P., The First
                  National Bank of Chicago and Credit Lyonnais New York Branch.

10.7(b)*     --   Second Amendment to Unsecured Revolving Credit Agreement dated as of September 28, 1998, by and among Equity Inns
                  Partnership, L.P., Equity Inns/West Virginia Partnership,
                  L.P., The First National Bank of Chicago and Credit Lyonnais
                  New York Branch.

10.8         --   Memorandum of Understanding between Promus Hotels, Inc.,
                  Equity Inns, Inc. and McNeill Hotel Co., Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on
                  Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on March 20, 1996)

10.9         --   Agreement of Phillip H. McNeill, Sr. concerning investments of the income of McNeill Hotel Co., Inc. (incorporated by
                  reference to Exhibit 10.2 to the Company's Current Report on
                  Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on March 20, 1996)

10.10        --   Agreement of Phillip H. McNeill, Sr. concerning purchase of
                  250,000 units of limited partnership interest in Equity Inns
                  Partnership, L.P. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Registration No.
                  0-23290) filed with the Securities and Exchange Commission on
                  March 20, 1996)

10.11        --   Agreement of Phillip H. McNeill, Sr. concerning development activities (incorporated by reference to Exhibit 10.4 to the
                  Company's Current Report on Form 8-K (Registration No.
                  0-23290) filed with the Securities and Exchange Commission on
                  March 20, 1996)

10.12        --   Amendment to Agreement of Phillip H. McNeill, Sr. concerning the purchase of 250,000 units of limited partnership interest in Equity Inns Partnership, L.P. (incorporated by reference to
                  Exhibit 10.2 to the Company's Current Report on Form 8-K
                  (Registration No. 0-23290) filed with the Securities and
                  Exchange Commission on March 22, 1996)

10.13        --   Stock Purchase Agreement dated as of May 31, 1996 by and among
                  Equity Inns, Inc., Equity Inns Partnership, L.P. and Promus
                  Hotels, Inc. (incorporated by reference to Exhibit 10.1 to the
                  Company's Current Report on Form 8-K (Registration No.
                  0-23290) filed with the Securities and Exchange Commission on
                  June 13, 1996)

10.14        --   Development Agreement dated as of May 31, 1996 between Equity
                  Inns Partnership, L.P., Trust Leasing, Inc. and Promus Hotels,
                  Inc. (incorporated by reference to Exhibit 10.2 to the
                  Company's Current Report on Form 8-K (Registration No. 0-
                  23290) filed with the Securities and Exchange Commission on
                  June 13, 1996)

10.15        --   Form of Management Agreement between Equity Inns Partnership,
                  L.P., Trust Leasing, Inc. and Promus Hotels, Inc.
                  (incorporated by reference to Exhibit 10.3 to the Company's
                  Current Report on Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on June 13, 1996)

10.16        --   Guaranty of Leases dated November 15, 1996 by Interstate
                  Hotels Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Registration No.
                  01-12073) filed with the Securities and Exchange Commission on
                  December 13, 1996)

10.17        --   Guaranty of Leases dated November 15, 1996 by Interstate
                  Hotels Corporation (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Registration No.
                  01-12073) filed with the Securities and Exchange Commission on
                  December 13, 1996)

10.18        --   Master Agreement dated as of November 4, 1996 among Equity
                  Inns, Inc., Equity Inns Partnership, L.P., Interstate Hotels
                  Corporation, Crossroads/Memphis Partnership, L.P. and
                  Crossroads Future Company, L.L.C. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K
                  (Registration No. 01-12073) filed with the Securities and
                  Exchange Commission on December 13, 1996)

10.19        --   First Amendment to Master Agreement dated as of November 15,
                  1996 among Equity Inns, Inc., Equity Inns Partnership, L.P.,
                  Interstate Hotels Corporation, Crossroads/Memphis Partnership,
                  L.P. and Crossroads Future Company, L.L.C. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on
                  Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on December 13, 1996)

10.20        --   Second Amendment to Master Agreement dated as of February 6,
                  1997 by Equity Inns, Inc., Equity Inns Partnership, L.P., EQI
                  Financing Partnership 1, L.P., Interstate Hotels Corporation,
                  Crossroads/Memphis Partnership, L.P., Crossroads/Memphis
                  Financing Company, L.L.C., and Crossroads Future Company,
                  L.L.C. (incorporated by reference to Exhibit 10.3 to the
                  Company's Quarterly Report on Form 10-Q (Registration No.
                  01-12073) for the quarter ended March 31, 1997 and filed with the Securities and Exchange Commission on April 30, 1997)

10.21        --   Form of Deed of Trust dated as of February 6, 1997 by EQI
                  Financing Partnership 1, L.P. in favor of LaSalle National
                  Bank, as Trustee (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (Registration No.
                  01-12073) for the quarter ended March 31, 1997 and filed with the Securities and Exchange Commission on April 30, 1997)

10.22        --   Credit Agreement dated June 25, 1997, by and among Equity Inns
                  Partnership, L.P. and Equity Inns Trust, The First National
                  Bank of Chicago, Credit Lyonnais, New York Branch and AmSouth
                  Bank of Alabama, as Lenders, Credit Lyonnais, New York Branch,
                  as Documentation Agent and The First National Bank of Chicago,
                  as Administrative Agent and Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on
                  Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on July 10, 1997)

10.23        --   Hotel Asset Purchase Agreement by and between Hudson Hotels
                  Corporation, Hudson Hotels Properties Corp. and Equity Inns
                  Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Registration  No.
                  01-12073) filed with the Securities and Exchange Commission on
                  November 24, 1997)

10.24        --   Amendment No. 1 to Hotel Asset Purchase Agreement by and
                  between Hudson Hotels Corporation, Hudson Hotels Properties
                  Corp. and Equity Inns Partnership, L.P. (incorporated by
                  reference to Exhibit 10.2 to the Company's Current Report on
                  Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on November 24, 1997)

10.25        --   Amended and Restated Purchase and Sale Agreement between Prime
                  Hospitality Corp. and Equity Inns Partnership, L.P. dated
                  December 2, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Registration No.
                  01-12073) filed with the Securities and Exchange Commission on
                  December 24, 1997)

10.26        --   Second Purchase and Sale Agreement between Prime Hospitality
                  Corp. and Equity Inns Partnership, L.P. dated December 2, 1997
                  (incorporated by reference to Exhibit 10.2 to the Company's
                  Current Report on Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on December 24,
                  1997)

10.27        --   Third Purchase and Sale Agreement between Prime Hospitality
                  Corp. and Equity Inns Partnership, L.P. dated December 2, 1997
                  (incorporated by reference to Exhibit 10.3 to the Company's
                  Current Report on Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on December 24,
                  1997)

10.28        --   Fourth Purchase and Sale Agreement between Prime Hospitality
                  Corp. and Equity Inns Partnership, L.P. dated December 2, 1997
                  (incorporated by reference to Exhibit 10.4 to the Company's
                  Current Report on Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on December 24,
                  1997)

10.29        --   Revolving Credit Loan Agreement dated as of November 14, 1997 by and among Equity Inns Partnership, L.P., Equity Inns/West
                  Virginia Partnership, L.P., Equity Inns, Inc., Equity Inns
                  Trust and National Bank of Commerce

10.30        --   Alliance Agreement dated as of January 20, 1998 between U. S.
                  Franchise Systems, Inc. and Equity Inns Partnership, L.P.
                  (incorporated by reference to Exhibit 10.0 to the Company's
                  Current Report on Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on February 6,
                  1998)

10.31(a)     --   Asset Sale Agreement and Plans of Mergers among RFS Hotel
                  Investors, Inc., RHI Acquisition, Inc., Equity Inns, Inc., RFS
                  Partnership, L.P. and Equity Inns Partnership, L.P. dated
                  April 21, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Registration No.
                  01-12073) filed with the Securities and Exchange Commission on
                  May 21, 1998)

10.31(b)     --   Termination Agreement, dated as of September 8, 1998, as to
                  Asset Sale Agreement and Plans of Mergers, by and among RFS
                  Hotel Investors, Inc., Equity Inns, Inc., RHI Acquisition,
                  Inc., Equity Inns Partnership, L.P. and RFS Partnership, L.P.
                  (incorporated by reference to Exhibit 99.2 to the Company's
                  Current Report on Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on September 14,
                  1998)

10.32*       --   Commercial Lease dated as of December 17, 1998 between 64 LTD,
                  LLC and Equity Inns Services, Inc.

10.33*       --   Change in Control and Termination Agreement between Equity
                  Inns, Inc. and Phillip H. McNeill, Sr.

10.34*       --   Change in Control and Termination Agreement between Equity
                  Inns Services, Inc., Equity Inns, Inc. and Howard A. Silver

10.35*       --   Change in Control and Termination Agreement between Equity
                  Inns Services, Inc., Equity Inns, Inc. and Donald H. Dempsey

10.36*       --   Change in Control and Termination Agreement between Equity
                  Inns Services, Inc., Equity Inns, Inc. and Phillip H. McNeill,
                  Jr.

10.37*       --   Change in Control and Termination Agreement between Equity
                  Inns Services, Inc., Equity Inns, Inc. and J. Ronald Cooper

10.38*       --   Change in Control and Termination Agreement between Equity
                  Inns Services, Inc., Equity Inns, Inc. and Richard F. Mitchell

10.39*       --   Employment Agreement between Equity Inns Services, Inc.,
                  Equity Inns, Inc. and Donald H. Dempsey

21.1*        --   List of subsidiaries of Equity Inns, Inc.

23.1*        --   Consent of PricewaterhouseCoopers LLP

27.1*        --   Financial Data Schedule (filed electronically with the
                  Securities and Exchange Commission)

--------------
*  Filed herewith.

(d)  Financial Statement Schedules

             The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K. See Item 14 (a).

                                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 23rd day of March, 1999.

                                        EQUITY INNS, INC.



                                        By:  /s/Phillip H. McNeill, Sr.
                                             --------------------------
                                             Phillip H. McNeill, Sr.
                                             Chairman of the Board and
                                             Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of March, 1999.

      Signature                           Title                       Date
      ---------                           -----                       ----
/s/ Phillip H. McNeill, Sr.      Chairman of the Board and        March 23, 1999
---------------------------
Phillip H. McNeill, Sr.          Chief Executive Officer
                                 (Principal Executive Officer)
                                 and Director

/s/ Howard A. Silver             President, Chief Operating       March 23, 1999
--------------------
Howard A. Silver                 Officer and Director


/s/ Donald H. Dempsey            Executive Vice President,        March 23, 1999
---------------------
Donald H. Dempsey                Secretary, Treasurer,
                                 Financial Officer (Principal
                                 Financial and Accounting
                                 Officer) and Director


/s/ William A. Deupree, Jr.      Director                         March 23, 1999
---------------------------
William A. Deupree, Jr.


/s/ James A. Thomas III          Director                         March 23, 1999
----------------------
James A. Thomas III


/s/ Joseph W. McLeary            Director                         March 23, 1999
---------------------
Joseph W. McLeary

/s/ Raymond E. Schultz           Director                         March 23, 1999
----------------------
Raymond E. Schultz

                                INDEX OF EXHIBITS

Exhibit
Number            Description
------            -----------
3.1(a)       --   Charter of the Registrant (incorporated by reference to
                  Exhibit 3.1 to the Company's Registration Statement on Form
                  S-11 (Registration No. 33-73304)

3.1(b)       --   Articles of Amendment to the Charter of the Registrant
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Current Report on Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on April 27, 1995)

3.1(c)       --   Articles of Amendment to the Charter of the Registrant
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Current Report on Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on May 31, 1996)

3.1(d)       --   Second Amended and Restated Charter of the Registrant
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Current Report on Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on October 23,
                  1997)

3.1(e)       --   Articles of Amendment to the Second Amended and Restated
                  Charter of the Registrant (incorporated by reference to
                  Exhibit 3.1 to the Company's Current Report on Form 8-K
                  (Registration No. 01-12-73) filed with the Securities and
                  Exchange Commission on May 28, 1998)

3.1(f)       --   Articles of Amendment to the Second Amended and Restated
                  Charter of the Registrant (incorporated by reference to
                  Exhibit 4.2 to the Company's Current Report on Form 8-K
                  (Registration No. 01-12073) filed with the Securities and
                  Exchange Commission on June 24, 1998)

3.2          --   By-Laws of the Registrant (incorporated by reference to
                  Exhibit 3.2 to the Company's Registration Statement on Form
                  S-11 (Registration No. 33-73304)

4.1(a)       --   Form of Share Certificate for the Company's Common Stock, $.01
                  par value (incorporated by reference to Exhibit 4.1 to the
                  Company's Registration Statement on Form S-11 (Registration
                  No. 33-73304))

4.1(b)       --   Form of Share Certificate for the Company's 9 1/2% Series A
                  Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 to the Company's Registration
                  Statement on Form S-11 (Registration No. 33-73304))

4.2(a)       --   Second Amended and Restated Agreement of Limited Partnership
                  of Equity Inns Partnership, L.P. (incorporated by reference to
                  Exhibit 4.1 to the Company's Registration Statement on Form
                  S-3 (Registration No. 33-90364))

4.2(b)       --   Third Amended and Restated Agreement of Limited Partnership of
                  Equity Inns Partnership, L.P. (incorporated by reference to
                  Exhibit 4.1 to the Company's Current Report on Form 8-K dated
                  June 24, 1997 (Registration No. 01-12073) filed with the
                  Securities and Exchange Commission on July 10, 1997)

4.2(c)       --   Amendment No. 1 to Third Amended and Restated Agreement of
                  Limited Partnership of Equity Inns Partnership, L.P.
                  (incorporated by reference to Exhibit 99.1 to the Company's
                  Current Report on Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on June 24, 1998)

4.3, 10.1    --   Indenture  dated as of  February  6,  1997  among  EQI
                  Financing  Partnership  I, L.P., as Issuer,  LaSalle  National
                  Bank,  as Trustee,  and ABN AMBRO Bank N.V.,  as Fiscal  Agent
                  (incorporated  by reference  to Exhibit 10.1 to the  Company's
                  Quarterly Report on Form 10-Q  (Registration No. 01-12073) for
                  the quarter ended March 31, 1997 and filed with the Securities and Exchange Commission on April 30, 1997)

10.2(a)      --   Form of Percentage Lease Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on
                  Form S-11 (Registration No. 33-73304))

10.2(b)      --   Consolidated Lease Amendment dated as of November 15, 1996 between Equity Inns Partnership, L.P. and Crossroads/Memphis
                  Partnership, L.P. (incorporated by reference to Exhibit
                  10.1(a) to the Company's Current Report on Form 8-K
                  (Registration No. 01-12073) filed with the Securities and
                  Exchange Commission on December 13, 1996)

10.2(c)      --   Form of Percentage Lease Amendment between Equity Inns
                  Partnership, L.P. and Crossroads/Future Company, L.L.C.
                  (incorporated by reference to Exhibit 10.1(b) to the Company's
                  Amended Current Report on Form 8-K (Registration No. 01-12073)
                  filed with the Securities and Exchange Commission on July 22,
                  1997)

10.2(d)      --   Form of Percentage Lease Amendment between Equity Inns
                  Partnership, L.P. and Caldwell Holding Corp. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on
                  Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on December 24, 1997)

10.3(a)      --   Equity Inns, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.29(a) to the Company's Registration
                  Statement on Form S-11 (Registration No. 33-80318))

10.3(b)      --   Equity Inns, Inc. Non-Employee Directors' Stock Option Plan
                  (incorporated by reference to Exhibit 10.29(b) to the
                  Company's Registration Statement on Form S-11 (Registration
                  No. 33-80318))

10.4         --   Right of First Refusal Agreement between Wolf River Hotel,
                  L.P. and Equity Inns Partnership, L.P. (incorporated by
                  reference to Exhibit 10.5 to the Company's Registration
                  Statement on Form S-3 (Registration No. 33-93158))

10.5         --   Right of First Refusal Agreement between SAHI I L.P. and
                  Equity Inns Partnership, L.P. (incorporated by reference to
                  Exhibit 10.6 to the Company's Registration Statement on Form
                  S-3 (Registration No. 33-93158))

10.6         --   Credit Agreement between Equity Inns, Inc., Equity Inns Trust,
                  Equity Inns Partnership, L.P., Smith Barney Mortgage Capital
                  Group, Inc., National Bank of Commerce, First National Bank of
                  Chicago, Leader Federal Bank for Savings, AmSouth Bank, First
                  National Bank of Commerce, Bank of Mississippi, Mercantile
                  Bank of St. Louis, First National Bank of Chicago and Smith
                  Barney Mortgage Capital Group, Inc. as collateral agent
                  (incorporated by reference to Exhibit 10.7 to the Company's
                  Annual Report on Form 10-K/A for the year ended December 31,
                  1995 (Registration No. 0-23290) filed with the Securities and
                  Exchange Commission on March 20, 1996)

10.6(a)*     --   1st Amendment to Revolving Credit Agreement, dated August 10,
                  1998, between Equity Inns Partnership, L.P., Equity Inns/West
                  Virginia Partnership, L.P., Equity Inns, Inc., Equity Inns
                  Trust and National Bank of Commerce

10.6(b)*     --   2nd Amendment to Revolving Credit Agreement, dated December
                  18, 1998, between Equity Inns Partnership, L.P., Equity Inns/
                  West Virginia Partnership, L.P., Equity Inns, Inc., Equity
                  Inns Trust and National Bank of Commerce

10.7         --   Unsecured Revolving Credit Agreement dated as of October 10,
                  1997, by and among Equity Inns Partnership, L.P. and Equity
                  Inns/West Virginia Partnership, L.P. as Borrower and The First
                  National Bank of Chicago, Credit Lyonnais New York Branch, and
                  AmSouth Bank as Lenders, Credit Lyonnais New York Branch, as
                  Syndication Agent and The First National Bank of Chicago as
                  Administrative Agent (incorporated by reference to Exhibit
                  10.3 to the Company's Current Report on Form 8-K (Registration
                  No. 0-23290) filed with the Securities and Exchange Commission on November 24, 1997)

10.7(a)*     --   First Amendment to Unsecured Revolving Credit Agreement dated as of November 24, 1997, by and among Equity Inns Partnership,
                  L.P., Equity Inns/West Virginia Partnership, L.P., The First
                  National Bank of Chicago and Credit Lyonnais New York Branch.

10.7(b)*     --   Second Amendment to Unsecured Revolving Credit Agreement dated as of September 28, 1998, by and among Equity Inns
                  Partnership, L.P., Equity Inns/West Virginia Partnership,
                  L.P., The First National Bank of Chicago and Credit Lyonnais
                  New York Branch.

10.8         --   Memorandum of Understanding between Promus Hotels, Inc.,
                  Equity Inns, Inc. and McNeill Hotel Co., Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Registration No. 0-23290) filed with the
                  Securities and Exchange Commission on March 20, 1996)

10.9         --   Agreement of Phillip H. McNeill, Sr. concerning investments of the income of McNeill Hotel Co., Inc. (incorporated by
                  reference to Exhibit 10.2 to the Company's Current Report on
                  Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on March 20, 1996)

10.10        --   Agreement of Phillip H. McNeill, Sr. concerning purchase of
                  250,000 units of limited partnership interest in Equity Inns
                  Partnership, L.P. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Registration No.
                  0-23290) filed with the Securities and Exchange Commission on
                  March 20, 1996)

10.11        --   Agreement of Phillip H. McNeill, Sr. concerning development activities (incorporated by reference to Exhibit 10.4 to the
                  Company's Current Report on Form 8-K (Registration No.
                  0-23290) filed with the Securities and Exchange Commission on
                  March 20, 1996)

10.12        --   Amendment to Agreement of Phillip H. McNeill, Sr. concerning the purchase of 250,000 units of limited partnership interest in Equity Inns Partnership, L.P. (incorporated by reference to
                  Exhibit 10.2 to the Company's Current Report on Form 8-K
                  (Registration No. 0-23290) filed with the Securities and
                  Exchange Commission on March 22, 1996)

10.13        --   Stock Purchase Agreement dated as of May 31, 1996 by and among
                  Equity Inns, Inc., Equity Inns Partnership, L.P. and Promus
                  Hotels, Inc. (incorporated by reference to Exhibit 10.1 to the
                  Company's Current Report on Form 8-K (Registration No.
                  0-23290) filed with the Securities and Exchange Commission on
                  June 13, 1996)

10.14        --   Development Agreement dated as of May 31, 1996 between Equity
                  Inns Partnership, L.P., Trust Leasing, Inc. and Promus Hotels,
                  Inc. (incorporated by reference to Exhibit 10.2 to the
                  Company's Current Report on Form 8-K (Registration No.
                  0-23290) filed with the Securities and Exchange Commission on
                  June 13, 1996)

10.15        --   Form of Management Agreement between Equity Inns Partnership,
                  L.P., Trust Leasing, Inc. and Promus Hotels, Inc.
                  (incorporated by reference to Exhibit 10.3 to the Company's
                  Current Report on Form 8-K (Registration No. 0-23290) filed with the Securities and Exchange Commission on June 13, 1996)

10.16        --   Guaranty of Leases dated November 15, 1996 by Interstate
                  Hotels Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Registration No.
                  01-12073) filed with the Securities and Exchange Commission on December 13, 1996)

10.17        --   Guaranty of Leases dated November 15, 1996 by Interstate
                  Hotels Corporation (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Registration No.
                  01-12073) filed with the Securities and Exchange Commission on December 13, 1996)

10.18        --   Master Agreement dated as of November 4, 1996 among Equity
                  Inns, Inc., Equity Inns Partnership, L.P., Interstate Hotels
                  Corporation, Crossroads/Memphis Partnership, L.P. and
                  Crossroads Future Company, L.L.C. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K
                  (Registration No. 01-12073) filed with the Securities and
                  Exchange Commission on December 13, 1996)

10.19        --   First Amendment to Master Agreement dated as of November 15,
                  1996 among Equity Inns, Inc., Equity Inns Partnership, L.P.,
                  Interstate Hotels Corporation, Crossroads/Memphis Partnership,
                  L.P. and Crossroads Future Company, L.L.C. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on
                  Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on December 13, 1996)

10.20        --   Second Amendment to Master Agreement dated as of February 6,
                  1997 by Equity Inns, Inc., Equity Inns Partnership, L.P., EQI
                  Financing Partnership 1, L.P., Interstate Hotels Corporation,
                  Crossroads/Memphis Partnership, L.P., Crossroads/Memphis
                  Financing Company, L.L.C., and Crossroads Future Company,
                  L.L.C. (incorporated by reference to Exhibit 10.3 to the
                  Company's Quarterly Report on Form 10-Q (Registration No.
                  01-12073) for the quarter ended March 31, 1997 and filed with the Securities and Exchange Commission on April 30, 1997)

10.21        --   Form of Deed of Trust dated as of February 6, 1997 by EQI
                  Financing Partnership 1, L.P. in favor of LaSalle National
                  Bank, as Trustee (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (Registration No.
                  01-12073) for the quarter ended March 31, 1997 and filed with the Securities and Exchange Commission on April 30, 1997)

10.22        --   Credit Agreement dated June 25, 1997, by and among Equity Inns
                  Partnership, L.P. and Equity Inns Trust, The First National
                  Bank of Chicago, Credit Lyonnais, New York Branch and AmSouth
                  Bank of Alabama, as Lenders, Credit Lyonnais, New York Branch,
                  as Documentation Agent and The First National Bank of Chicago,
                  as Administrative Agent and Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on
                  Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on July 10, 1997)

10.23        --   Hotel Asset Purchase Agreement by and between Hudson Hotels
                  Corporation, Hudson Hotels Properties Corp. and Equity Inns
                  Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Registration No.
                  01-12073) filed with the Securities and Exchange Commission on
                  November 24, 1997)

10.24        --   Amendment No. 1 to Hotel Asset Purchase Agreement by and
                  between Hudson Hotels Corporation, Hudson Hotels Properties
                  Corp. and Equity Inns Partnership, L.P. (incorporated by
                  reference to Exhibit 10.2 to the Company's Current Report on
                  Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on November 24, 1997)

10.25        --   Amended and Restated Purchase and Sale Agreement between Prime
                  Hospitality Corp. and Equity Inns Partnership, L.P. dated
                  December 2, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Registration No.
                  01-12073) filed with the Securities and Exchange Commission on
                  December 24, 1997)

10.26        --   Second Purchase and Sale Agreement between Prime Hospitality
                  Corp. and Equity Inns Partnership, L.P. dated December 2, 1997
                  (incorporated by reference to Exhibit 10.2 to the Company's
                  Current Report on Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on December 24,
                  1997)

10.27        --   Third Purchase and Sale Agreement between Prime Hospitality
                  Corp. and Equity Inns Partnership, L.P. dated December 2, 1997
                  (incorporated by reference to Exhibit 10.3 to the Company's
                  Current Report on Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on December 24,
                  1997)

10.28        --   Fourth Purchase and Sale Agreement between Prime Hospitality
                  Corp. and Equity Inns Partnership, L.P. dated December 2, 1997
                  (incorporated by reference to Exhibit 10.4 to the Company's
                  Current Report on Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on December 24,
                  1997)

10.29        --   Revolving Credit Loan Agreement dated as of November 14, 1997 by and among Equity Inns Partnership, L.P., Equity Inns/West
                  Virginia Partnership, L.P., Equity Inns, Inc., Equity Inns
                  Trust and National Bank of Commerce

10.30        --   Alliance Agreement dated as of January 20, 1998 between U. S.
                  Franchise Systems, Inc. and Equity Inns Partnership, L.P.
                  (incorporated by reference to Exhibit 10.0 to the Company's
                  Current Report on Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on February 6,
                  1998)

10.31(a)     --   Asset Sale Agreement and Plans of Mergers among RFS Hotel
                  Investors, Inc., RHI Acquisition, Inc., Equity Inns, Inc., RFS
                  Partnership, L.P. and Equity Inns Partnership, L.P. dated
                  April 21, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Registration No.
                  01-12073) filed with the Securities and Exchange Commission on
                  May 21, 1998)

10.31(b)     --   Termination Agreement, dated as of September 8, 1998, as to
                  Asset Sale Agreement and Plans of Mergers, by and among RFS
                  Hotel Investors, Inc., Equity Inns, Inc., RHI Acquisition,
                  Inc., Equity Inns Partnership, L.P. and RFS Partnership, L.P.
                  (incorporated by reference to Exhibit 99.2 to the Company's
                  Current Report on Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on September 14,
                  1998)

10.32*       --   Commercial Lease dated as of December 17, 1998 between 64 LTD,
                  LLC and Equity Inns Services, Inc.

10.33*       --   Change in Control and Termination Agreement between Equity
                  Inns Services, Inc., Equity Inns, Inc. and Phillip H. McNeill,
                  Sr.

10.34*       --   Change in Control and Termination Agreement between Equity
                  Inns Services, Inc., Equity Inns, Inc. and Howard A. Silver

10.35*       --   Change in Control and Termination Agreement between Equity
                  Inns Services, Inc., Equity Inns, Inc. and Donald H. Dempsey

10.36*       --   Change in Control and Termination Agreement between Equity
                  Inns Services, Inc., Equity Inns, Inc. and Phillip H. McNeill,
                  Jr.

10.37*       --   Change in Control and Termination Agreement between Equity
                  Inns Services, Inc., Equity Inns, Inc. and J. Ronald Cooper

10.38*       --   Change in Control and Termination Agreement between Equity
                  Inns Services, Inc., Equity Inns, Inc. and Richard F. Mitchell

10.39*       --   Employment Agreement between Equity Inns Services, Inc.,
                  Equity Inns, Inc. and Donald H. Dempsey

21.1*        --   List of subsidiaries of Equity Inns, Inc.

23.1*        --   Consent of PricewaterhouseCoopers LLP

27.1*        --   Financial Data Schedule (filed electronically with the
                  Securities and Exchange Commission)

--------------
*  Filed herewith.