Form 10-K/A
period 1998-12-31
EQUITY INNS INC
filed 1999-04-28
CIK 916530

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                       --
               X Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock and non-voting stock held by non-affiliates of the Registrant as of March 10, 1999: $321,539,620.
Number of shares of Common Stock, $.01 par value, outstanding as of March 10, 1999: 37,236,964

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders to be held May 7, 1999 (the "Proxy Statement") are incorporated by reference into Part III of this Report.

This Amended Annual Report on From 10-K/A is filed solely for the purpose of correcting information appearing on the front cover page with regards to (i) the aggregate market value of voting and non-voting stock held by non-affiliates of Equity Inns, Inc. (the "Registrant") as of March 10, 1999 and (ii) the number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of March 10, 1999. The Registrant's Annual Report on Form 10-K, as previously filed by the Registrant with the Securities and Exchange Commission on March 23, 1999, remains otherwise unamended and unaffected.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be issued on its behalf by the undersigned thereunto duly authorized on the 27th day of April, 1999.

                               EQUITY INNS, INC.



                               By:  /s/Donald H. Dempsey
                                    --------------------------------------------
                                    Donald H. Dempsey
                                    Executive Vice President, Secretary
                                    Treasurer, and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)