Form 10-Q
period 1999-03-31
EQUITY INNS INC
filed 1999-05-11
CIK 916530

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For The Quarterly Period Ended March 31, 1999    Commission File Number 01-12073


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

         The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on May 10, 1999 was 37,238,728.


                                     1 of 20

                                EQUITY INNS, INC.

                                      INDEX


                                                                            PAGE
PART I.   Financial Information

   Item 1.  Financial Statements


            Condensed Consolidated Balance Sheets - March 31, 1999
            (unaudited) and December 31, 1998                                  3

            Condensed Consolidated Statements of Operations
            (unaudited) - For the three months ended March 31,
            1999 and 1998                                                      4

            Condensed Consolidated Statements of Cash Flows
            (unaudited) - For the three months ended March 31,
            1999 and 1998                                                      5

            Notes to Condensed Consolidated Financial Statements               6


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               10

   Item 3.  Quantitative and Qualitative Disclosure About Market Risk         17


PART II.  Other Information


   Item 6.  Exhibits and Reports on Form 8-K                                  18

PART I.  Financial Information
   Item 1.  Financial Statements

                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           March 31,      December 31,
                                                             1999             1998
                                                         ------------     ------------
                                                         (unaudited)
ASSETS

Investment in hotel properties, net                      $789,679,227     $790,132,156
Cash and cash equivalents                                     181,255          399,952
Due from Lessees                                            7,898,067        6,288,402
Note receivable                                             2,634,052        2,884,052
Deferred expenses, net                                      6,291,396        6,312,495
Deposits and other assets                                   1,550,413        1,005,508
                                                         ------------     ------------

       Total assets                                      $808,234,410     $807,022,565
                                                         ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                                     $340,032,005     $331,393,822
Accounts payable and accrued expenses                      12,176,078       12,315,770
Distributions payable                                      13,048,658       12,978,727
Minority interest in Partnership                           13,081,033       19,070,568
                                                         ------------     ------------

       Total liabilities                                  378,337,774      375,758,887
                                                         ------------     ------------

Commitments and contingencies

Shareholders' equity:

Preferred Stock, $.01 par value, 10,000,000 shares
  authorized, 2,750,000 shares issued and outstanding      68,750,000       68,750,000
Common Stock, $.01 par value, 50,000,000
  shares authorized, 37,236,964 and 36,438,535
  shares issued and outstanding                               372,369          364,385
Additional paid-in capital                                415,748,141      407,833,313
Unearned directors' and officers' compensation             (3,012,183)      (2,006,442)
Predecessor basis assumed                                  (1,263,887)      (1,263,887)
Distributions in excess of net earnings                   (50,697,804)     (42,413,691)
                                                         ------------     ------------

       Total shareholders' equity                         429,896,636      431,263,678
                                                         ------------     ------------

Total liabilities and shareholders' equity               $808,234,410     $807,022,565
                                                         ============     ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               For the Three Months Ended
                                                       March 31,
                                                   1999         1998
                                               -----------   -----------
Revenue
   Percentage lease revenues                   $25,860,068   $21,406,934
   Other income                                    215,923       170,318
                                               -----------   -----------

       Total revenue                            26,075,991    21,577,252
                                               -----------   -----------

Expenses
   Real estate and personal property taxes       3,499,898     2,433,363
   Depreciation and amortization                 8,742,545     6,682,119
   Amortization of loan costs                      207,954       212,997
   Interest                                      6,051,972     4,290,630
   General and administrative                    2,422,103     1,639,809
                                               -----------   -----------

       Total expenses                           20,924,472    15,258,918
                                               -----------   -----------

Income before minority interest and change
   in accounting                                 5,151,519     6,318,334

Minority interest                                  126,168       314,124
                                               -----------   -----------

Income before change in accounting               5,025,351     6,004,210

Change in accounting for corporate
   organizational costs                            133,193
                                               -----------   -----------

Net income                                       4,892,158     6,004,210

Preferred stock dividends                        1,632,813

Net income applicable to common shareholders   $ 3,259,345   $ 6,004,210
                                               ===========   ===========

Net income per common share - basic
   and diluted                                 $       .09   $       .17
                                               ===========   ===========

Weighted average number of common shares
   and units outstanding - diluted              38,553,000    37,160,000
                                               ===========   ===========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       For the Three Months Ended
                                                                                March 31,
                                                                           1999           1998
                                                                       -----------     -----------
Cash flows from operating activities:
  Net income                                                           $ 4,892,158     $ 6,004,210
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                      8,742,545       6,682,119
      Amortization of loan costs                                           207,954         212,997
      Change in accounting for corporate organizational costs              133,193
     Amortization of unearned directors' compensation                      211,059          23,070
     Directors' compensation                                                18,727           8,468
     Minority interest                                                     126,168         314,124
      Changes in assets and liabilities:
        Due from Lessees                                                (1,609,665)     (1,967,529)
        Deferred expenses                                                  (25,001)       (110,166)
        Deposits and other assets                                         (544,905)     (1,552,244)
        Accounts payable and accrued expenses                              848,548        (525,532)
                                                                       -----------     -----------
               Net cash provided by operating activities                13,000,781       9,089,517
                                                                       -----------     -----------

Cash flows from investing activities:
  Improvements and additions to hotel properties                        (8,216,048)     (9,145,727)
  Payments received on note receivable                                     250,000
                                                                       -----------     -----------
                Net cash used in investing activities                   (7,966,048)     (9,145,727)
                                                                       -----------     -----------

Cash flows from financing activities:
  Gross proceeds from public offering                                                   20,144,615
  Payment of offering expenses                                                          (1,042,258)
  Proceeds from exercise of stock options                                                  112,500
  Distributions paid                                                   (13,522,999)    (10,645,348)
  Borrowings under revolving credit facilities                          26,700,000      25,950,000
  Payments on revolving credit facilities                              (17,425,000)    (27,750,000)
  Payments on CMBS credit facility                                        (572,658)       (534,570)
  Payments on debt assumed                                                 (62,775)
  Cash paid for loan costs                                                (368,614)        (45,128)
  Payments on capital lease obligations                                     (1,384)           (427)
                                                                       -----------     -----------
                Net cash provided by (used in) financing activities     (5,253,430)      6,189,384
                                                                       -----------     -----------

Net increase (decrease) in cash and cash equivalents                      (218,697)      6,133,174

Cash and cash equivalents at beginning  of period                          399,952         190,458
                                                                       -----------     -----------

Cash and cash equivalents at end of period                             $   181,255     $ 6,323,632
                                                                       ===========     ===========

Supplemental disclosure of noncash investing and financing activities:

During January 1999, the Company issued 98,824 shares of common stock at $10.00 per share to officers under the 1994 Stock Incentive Plan in lieu of cash as a performance bonus. Additionally, the Company issued 1,556 shares of common stock at $9.63 per share and 402 shares of common stock at $9.31 per share to the independent directors of the Company in lieu of cash as compensation.

The Company issued 124,800 shares of restricted common stock to its officers under the 1994 Stock Incentive Plan. The shares were valued at $9.75, and the restriction periods are tied to employment and range from three to five years. In addition, 572,847 units were exchanged for common stock by certain limited partners.

At March 31, 1999, $11,960,116 in distributions to shareholders and limited partners had been declared but not paid. The distributions were paid on May 3, 1999. At December 31, 1998, $11,890,186 in distributions to shareholders and limited partners had been declared but not paid.

At March 31, 1998, $11,602,786 in distributions to shareholders and limited partners had been declared but not paid. The distributions were paid on May 1, 1998. At December 31, 1997, $10,645,348 in distributions to shareholders and limited partners had been declared but not paid.




                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                              --------------------

1.     Organization and Basis of Presentation

       Equity Inns, Inc. (the "Company") was incorporated on November 24, 1993. The Company is a self-administered real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at March 31, 1999 owned an approximate 96.5% interest in the Partnership. The Company was formed to acquire equity interests in hotel properties and at March 31, 1999 owned, through the Partnership, 102 hotel properties with a total of 12,640 rooms in 36 states.

       At March 31, 1999, the Partnership or its affiliates, under operating leases providing for the payment of percentage rent (the "Percentage Leases"), leased 80 of the Company's hotels to affiliates of Patriot American Hospitality, Inc. (collectively, the "Patriot Lessee"), successor by merger to Interstate Hotels Company ("Patriot"). All payments due under these Percentage Leases were guaranteed by Patriot and by Interstate Hotels, LLC ("Interstate"), successor by merger to Interstate Hotels Corporation and an indirect subsidiary of Patriot. The Partnership leased 19 hotels to a wholly-owned subsidiary of Prime Hospitality Corporation (the "Prime Lessee"). The Prime Lessee is required, under the terms of its master lease agreement, to maintain capitalization of 20% of the expected annual percentage rents. The Patriot Lessee and the Prime Lessee are referred to herein collectively as the "Lessees", and individually as a "Lessee". The Lessees operate and lease hotels owned by the Partnership pursuant to separate Percentage Leases which provide for rent payments equal to the greater of (i) a fixed base rent ("Base Rent") or (ii) percentage rent based on the revenues of the hotels ("Percentage Rent"). The remaining three hotels are operated pursuant to management agreements, two of which are operated by a subsidiary of Interstate and one of which is operated by a wholly-owned subsidiary of MeriStar Hotels & Resorts, Inc.

       During the quarter ended March 31, 1999, the Company did not acquire any additional hotel properties.

       Effective January 1, 1999 the Company implemented Statement of Position 98-5 which requires organizational costs to be expensed as incurred. Accordingly, the Company recognized a charge to income for its unamortized balance of corporate organizational costs as of January 1, 1999 as a cumulative effect of the change in accounting in the quarter ended March 31, 1999.

       These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company's 1998 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements, reflect, in the opinion of management all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

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

       A reconciliation of the numerator and denominator used in the basic earnings per share computation to the numerator and denominator used in the diluted earnings per share computation is presented below for the three months ended March 31, 1999 and 1998.

                                                           For the Three Months Ended March 31,
                                                     1999                                       1998
                                 -----------------------------------------    ---------------------------------------
                                   Income           Shares       Per Share      Income         Shares      Per Share
                                 (Numerator)     (Denominator)    Amount      (Numerator)   (Denominator)   Amount
                                 -----------     -------------   ---------    -----------   -------------  ---------

       Net income - basic         $3,259,345       37,171,182       $.09      $6,004,210     35,221,367       $.17
       Dilutive effect of
          potential conversion
          or partnership units
          and elimination of
          minority interest          126,168        1,382,246                    314,124      1,842,520
       Dilutive effect of stock
          options outstanding
          using the treasury
          stock method                                                                           96,234
                                  ----------       ----------       ----      ----------     ----------       ----

       Net income-diluted         $3,385,513       38,553,428       $.09      $6,318,334     37,160,121       $.17
                                  ==========       ==========       ====      ==========     ==========       ====

3.     Debt

       Debt is comprised of the following at March 31, 1999:

                  Commercial Mortgage Bonds             $ 83,515,843
                  Unsecured Lines of Credit              245,875,000
                  Other                                   10,641,162
                                                        ------------

                                                        $340,032,005
                                                        ============

       The Company's $250 million unsecured line of credit (the "Bank One Line") bears interest at a variable rate of LIBOR plus 1.4%, 1.5%, 1.625%, or 1.75% as determined by the Company's percentage of total debt to the total value of the Company's investment in hotel properties, as defined in the loan agreement (the "Percentage"). The Percentage is reviewed quarterly, and

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


3.     Debt, Continued

       the interest rate is adjusted as necessary. At March 31, 1999, the interest rate on the Bank One Line was LIBOR (4.94% at March 31, 1999) plus 1.75%. The Bank One Line has a three-year term, expiring in October 2000.

       In March 1999, the Company obtained an additional $25 million unsecured line of credit (the "NationsBank Line") from NationsBank. The NationsBank Line bears interest at a variable rate of LIBOR plus 1.775%, 1.875%, 2.00%, or 2.25% as determined by the Company's percentage of total debt to total value of the Company's investment in hotel properties, as defined in the loan agreement. The percentage is reviewed quarterly, and the interest rate is adjusted as necessary. At March 31, 1999, the interest rate on the NationsBank Line was LIBOR (4.94% at March 31, 1999) plus 2.25%. The NationsBank Line expires in October 2000.

4.     Subsequent Events

       As a result of certain restructuring changes taking place at Patriot, including a proposed spin-off of the hotel management business Patriot acquired from Interstate Hotels Company (which includes the Percentage Leases with the Patriot Lessee) into a separate public company, the Company entered into a consolidated lease amendment on March 31, 1999. This consolidated lease amendment, entered into with Patriot, affiliates of Crossroads Hospitality Company, LLC and Interstate Hotels Management, Inc. ("Interstate Management"), amends the leases under which the Crossroads affiliates are lessees and Patriot and Interstate serve as guarantors of leases for 80 of the Company's hotels. The consolidated lease amendment became effective as of April 15, 1999 but remains subject to third party consents for several of the Company's hotels.

       Under the terms of the consolidated amendment, Crossroads relinquished the right of first refusal to lease the Company's hotels, with the exception of two new Homewood Suites hotels in Chicago and Orlando, which the Company expects to acquire in mid-1999. The Company relinquished the right of first refusal to purchase Interstate assets in the future. In the event Crossroads desires to sell its current leases with the Company, the Company has the right of first offer for their purchase.

       In addition, performance standards have been included in all existing leases based on revenues of the hotels and expenditures for marketing and maintenance of the hotels, and the Company, in April 1999, received $2 million of additional 1999 incentive rent, to be recognized over the remaining portion of 1999. As a condition of the consolidated lease amendment, the Company and Patriot have released each other from any claims or threatened litigation related to these matters.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------



4.     Subsequent Events, Continued

       Subsequent to the proposed spin-off by Patriot of its hotel management business, the Company has the right to designate one member of the Board of Directors of Interstate Management, which will replace Patriot as the guarantor of the Company's leases.

       During April and May 1999, the Partnership sold four hotels (Hampton Inn, Nashville (Brentwood), Tennessee; Comfort Inn, Enterprise, Alabama; Hampton Inn, Destin, Florida; Hampton Inn, Memphis (Southaven),
       Mississippi) to third parties for an aggregate sales price of approximately $21.6 million. The Company realized a gain of approximately $250,000 as a results of these sales. The sale prices were paid in cash.

       On April 10, 1999, a subsidiary of Hudson Hotels Corporation ("Hudson") defaulted on its obligation to make a $250,000 principal payment to the Company under a promissory note, which note was issued to the Company in connection with the sale of nine of the Company's hotels to a subsidiary of Hudson in October 1997. The unpaid principal balance on the note is approximately $2.6 million. The Company has accelerated the full loan amount upon such default in accordance with the terms of the note. The Company may modify the payment terms with respect to principal. Hudson has not defaulted on the payment of interest. The promissory note is secured by a pledge of two million shares of Hudson's common stock.

       On May 3, 1999, the Company entered into an interest rate swap agreement with a financial institution. The agreement effectively fixes the interest rate on floating rate debt at a rate of 5.24% plus the Percentage for a notional principal amount of $40 million. The swap agreement will expire in October 2000 and is in addition to the Company's existing swap agreement in the amount of $75 million.

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations



                                   BACKGROUND

The Company commenced operations on March 1, 1994 upon completion of the Company's initial public offering (the "IPO") and the simultaneous acquisition of eight Hampton Inn hotel properties with 995 rooms. Since the IPO, the Company has actively implemented its acquisition strategy. The following chart summarizes information regarding the Company's hotels at March 31, 1999:

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
                                                    ===                ======

The Partnership leases 99 of the hotels to the Lessees pursuant to the Percentage Leases. The remaining three hotels are operated by third parties under management agreements. The Partnership's, and therefore the Company's, principal source of revenue is lease payments by the Lessees under the Percentage Leases. Percentage Rent is based primarily upon the hotels' room revenue, and to a lesser extent, when applicable, food and beverage revenue.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued




RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and 1998

The increase in Percentage Lease revenue for the three months ended March 31, 1999 over the comparable period last year is the result of the number of hotels increasing from 89 at March 31, 1998 to 102 at March 31, 1999. On a same store basis, revenue per available room ("REVPAR") for hotels owned by the Company throughout both periods decreased by 3.2% from $47.87 to $46.35. In addition, for hotels, on a comparable hotel basis, which were in operation for the full quarter in both 1999 and 1998, REVPAR (on a pro forma basis) decreased from $48.94 from $47.72, a decrease of 2.5%.

Real estate and personal property taxes and depreciation and amortization increased over the comparable period in 1998 due to the increase in the number of hotel properties owned by the Company, from 89 properties at March 31, 1998 to 102 properties at March 31, 1999.

General and administrative expenses increased primarily as a result of (i) increased legal and professional fees resulting from the Company's growth; and
(ii) increased salaries and directors' compensation.

Interest expense increased $1,761,342 in the three months ended March 31, 1999 over the comparable period in 1998. The increase was due primarily to an increase in the average outstanding balance of the Company's debt from $232 million for the three months ended March 31, 1998 to $336 million for the three months ended March 31, 1999. Average interest rates decreased slightly, from 7.6% to 7.4% for the quarter ended March 31, 1999.

Industry analysts generally consider Funds From Operations ("FFO") to be an appropriate measure of the performance of an equity REIT. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. For the periods presented, depreciation, minority interest and the extraordinary charge from write-off of deferred organizational costs were the only adjustments. FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments with respect to indebtedness on the hotels.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                        RESULTS OF OPERATIONS, Continued

FFO was $12,187,683 or $0.32 per share for the three months ended March 31, 1999, compared to $12,929,776 or $0.35 per share for the three months ended March 31, 1998. The decrease is due primarily to the decrease in REVPAR as compared to the same period last year. The Company considers FFO to be a key measure of a REIT's performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity.

The following is a reconciliation of income before minority interest to FFO:

                                                            Three Months Ended
                                                                 March 31,
                                                           1999            1998
                                                        -----------     -----------
   Income before minority interest and change
       in accounting                                    $ 5,151,519     $ 6,318,334
   Less:
       Preferred stock dividends                         (1,632,813)
   Add:
       Depreciation of buildings, furniture
            and equipment                                 8,668,977       6,611,442
                                                        -----------     -----------

   Funds From Operations                                $12,187,683     $12,929,776
                                                        ===========     ===========

   Weighted average number of outstanding shares of
       Common Stock and Units of the Partnership         38,553,428      37,160,121
                                                        ===========     ===========

   Funds From Operations per Share and Unit             $       .32     $       .35
                                                        ===========     ===========


                         LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash to meet its cash requirements, including distributions to its shareholders, is its cash distributions from the Partnership. The Partnership receives cash payments from the Lessees pursuant to the Percentage Leases. The Company's liquidity, including its ability to make distributions to shareholders, is dependent upon the Lessees' ability to make payments under the Percentage Leases. All of the Patriot Lessee's lease obligations were guaranteed through March 31, 1999 by Interstate and Patriot and, following March 31, 1999, will be guaranteed by Interstate Management.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                   LIQUIDITY AND CAPITAL RESOURCES, Continued

The Company's other Lessee, Prime, is required, under the terms of its master lease agreement, to maintain 20% of its expected annual percentage rents generated from the Percentage Leases in cash or marketable securities.

Cash and cash equivalents as of March 31, 1999 were $181,255, compared to $399,952 at December 31, 1998. Additionally, all of the March 31, 1999 receivables due from the Lessees were received prior to the filing of this Form 10-Q. Net cash provided by operating activities for the three months ended March 31, 1999 was $13,000,781.

The Company intends to make additional investments in hotel properties and may incur, or cause the Partnership to incur, indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Internal Revenue Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's Board of Directors has adopted a debt limitation policy currently limiting aggregate indebtedness to 45% of the Company's investment in hotel properties at its cost. The Board of Directors can amend, modify or terminate the debt limitation policy at any time without shareholder approval.

At March 31, 1999, the Company had outstanding debt of approximately $340 million, including $245.9 million under its combined lines of credit, and $83.5 million under the Commercial Mortgage Bonds (the "Bonds"), leaving approximately $28.5 million available under the combined lines of credit, after consideration of outstanding letters of credit. Additionally, the Company had $10.6 million of mortgage notes payable assumed in connection with the purchase of two hotels in 1998. The Company's consolidated indebtedness was 39.2% of its investments in hotels, at cost, at March 31, 1999.

In December 1997, the Company arranged an interest rate swap on a notional amount of $75 million with The First National Bank of Chicago as a hedge against the floating rate. At March 31, 1999, the swap resulted in a fixed interest rate of 7.65% on the notional amount. The swap agreement will expire in October 2000.

The Company currently plans to refinance $100 million of borrowings outstanding under the Bank One Line with a new 10-year secured term loan (the "Term Loan") which it expects to complete during the second quarter of 1999. The Company has incurred approximately $500,000 in costs associated with this loan through April 1999 and expects to incur approximately $1 million in additional costs at completion of the loan. The Term Loan will be secured by approximately 20 of the hotels. There can be no assurance that the Term Loan will be consummated.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                   LIQUIDITY AND CAPITAL RESOURCES, Continued

During the three months ended March 31, 1999, the Company invested approximately $8.2 million to fund capital improvements to its hotels, including replacement of carpets, drapes, renovation of common areas and improvement of hotel exteriors. In addition, the Company has committed to fund approximately $14 million during the remainder of 1999 for capital improvements.

The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowings under its combined lines of credit. Under the Bank One Line, the NationsBank Line and the Bonds, the Partnership is obligated to fund 4% of room revenues per quarter on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the hotels. Management believes that these amounts will be sufficient to fund required expenditures for the term of the Percentage Leases for the capital improvement anticipated. Recurring repairs and maintenance are performed by the Lessees.

The Company has entered into agreements to purchase three hotels at a total cost of approximately $86 million. The hotels are currently in various stages of development, with projected openings between May 1999 and September 1999. Additionally, the Company is currently holding land for possible use in the development of an Embassy Suites hotel in Salt Lake City, Utah. Funds needed to complete these projects will be obtained from borrowings under its combined lines of credit and other sources of debt or equity financing.

During the three months ended March 31, 1999, the Partnership declared distributions in the aggregate of $11,960,116 to its partners, including the Trust, of $.31 per Unit, and the Company declared distributions in the aggregate of $11,543,459, or $.31 per share to its shareholders, with such distributions being payable on May 3, 1999.

The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowing under its Unsecured Line of Credit. The Company believes that its net cash provided by operations will be adequate to fund both operating requirements and payment of dividends to preferred and common shareholders by the Company in accordance with REIT requirements.

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowing, the issuance of additional equity securities of the Company, or, in connection with acquisitions of hotel properties, issuance of Units in the Partnership. Pursuant to the Partnership Agreement for the Partnership, holders of Units have the right to require the Partnership to redeem their Units. During the three months ended March 31, 1999, no Units were tendered for redemption. Pursuant to the Partnership Agreement, the Company has the option to redeem Units tendered for redemption on a one-for-one basis for

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                   LIQUIDITY AND CAPITAL RESOURCES, Continued

shares of Common Stock or for an equivalent amount of cash. The Company anticipates that it will acquire any Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock and has agreed to register such shares so as to be freely tradeable by the recipient.


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

                           FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words "believes", "anticipate", "expects" and words of similar import. Such forward-looking statements relate to future events and the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from the results or achievement expressed or implied by such forward-looking statements. Risk factors relating to such forward-looking statements are contained in the Company's Current Report on Form 8-K dated March 23, 1999 and filed under the Securities Exchange Act of 1934, as amended. The Company is not obligated to update any such factors.

                              YEAR 2000 COMPLIANCE

Many existing computer programs have been designed to use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Company's assessment of its Year 2000 compliance is not complete. The Company has used its hardware and software contractors to implement a compliance program to address the challenges the Year 2000 may present to the Company's corporate systems and applications. This program includes an analysis of computer systems and applications operated by the Company and computer systems of third parties upon whose data or services the Company relies (including the Lessees).

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                         YEAR 2000 COMPLIANCE, Continued

The Company's management, as a result of discussions with its hardware and software contractors, has modified its systems, and is scheduled to complete remaining software conversions by mid-1999. As part of its compliance program, the Company has also surveyed its customers, franchisors, vendors, and the Lessees, whose failure to timely convert their systems could have an impact on the Company's operations. Although the Company does not believe the Year 2000 issue will materially affect its business, financial conditions and results of operations, there can be no assurance that its Year 2000 remediation efforts will be fully effective to prevent problems that could affect the Company's business. In addition, although the Company has no reasons to believe that the Lessees will not be in compliance by the Year 2000, the Company is unable to determine the extent to which the Year 2000 will affect the operations of the hotels. The Company continues to discuss with the Lessees the need for implementing adequate procedures, including contingency plans, to address this issue and has been assured that each Lessee is on schedule to complete these compliance issues by mid-1999.

Management does not consider the incurred or estimated costs of the Company's compliance program to be material.

                                   SEASONALITY

The hotel industry is seasonal in nature. The hotels' operations historically reflect higher occupancy rates and ADR during the second and third quarters. This seasonality can be expected to cause fluctuations in the Partnership's quarterly revenue to the extent that it receives Percentage Rent. To the extent that cash flow from operating activities from the hotels for a quarter is insufficient to generate Percentage Lease revenue necessary to fund all of the distributions for such quarter, the Company may maintain the annual distribution rate by funding seasonal-related shortfalls with available cash or borrowing under its lines of credit.

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

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits -- The following exhibit is filed in this Quarterly Report on Form 10-Q:

27 Financial Data Schedule (filed only electronically with the Securities and Exchange Commission).

(b) Reports on Form 8-K -- The Company filed the following Current Report on Form 8-K during the period covered by this Quarterly Report on Form 10-Q:

         (1) Current Report on Form 8-K dated March 23, 1999 and filed on March 23, 1999, disclosing the Company's updated material risk factors in "plain English" format (no financial information required).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Equity Inns, Inc.



     May 11, 1999                         By:  /s/Donald H. Dempsey
----------------------                    --------------------------------------
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