Form 10-Q
period 1999-06-30
EQUITY INNS INC
filed 1999-08-13
CIK 916530

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X             Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For The Quarterly Period Ended June 30, 1999     Commission File Number 01-12073


                                EQUITY INNS, INC.
                                -----------------
             (Exact Name of Registrant as Specified in its Charter)


       Tennessee                                                  62-1550848
       ---------                                             -------------------
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

         The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on August 11, 1999 was 37,240,207.


                                     1 of 23

                                EQUITY INNS, INC.

                                      INDEX


                                                                            PAGE

PART I.           Financial Information

   Item 1.  Financial Statements


          Condensed Consolidated Balance Sheets - June 30, 1999
            (unaudited) and December 31, 1998                                  3

          Condensed Consolidated Statements of Operations
            (unaudited) - For the three months and six months
            ended June 30, 1999 and 1998                                       4

          Condensed Consolidated Statements of Cash Flows
            (unaudited) - For the three months and six months
            ended June 30, 1999 and 1998                                       5

          Notes to Condensed Consolidated Financial Statements                 7


   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             11

   Item 3.    Quantitative and Qualitative Disclosure About Market Risk       19


PART II.      Other Information

   Item 4.    Submission of Matters to a Vote of Security Holders             20

   Item 6.    Exhibits and Reports on Form 8-K                                20

PART I.  Financial Information
   Item 1.  Financial Statements

                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           June 30,       December 31,
                                                            1999              1998
                                                        -------------    -------------
                                                         (unaudited)
ASSETS

Investment in hotel properties, net                     $ 825,262,906    $ 790,132,156
Cash and cash equivalents                                      88,955          399,952
Due from Lessees                                           11,917,215        6,288,402
Note receivable                                             2,634,052        2,884,052
Deferred expenses, net                                      7,673,530        6,312,495
Deposits and other assets                                   3,725,022        1,005,508
                                                        -------------    -------------

       Total assets                                     $ 851,301,680    $ 807,022,565
                                                        =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                                    $ 382,428,745    $ 331,393,822
Accounts payable and accrued expenses                      15,285,172       12,315,770
Distributions payable                                      13,049,287       12,978,727
Minority interest in Partnership                           12,981,601       19,070,568
                                                        -------------    -------------

       Total liabilities                                  423,744,805      375,758,887
                                                        -------------    -------------

Commitments and contingencies

Shareholders' equity:

Preferred Stock, $.01 par value, 10,000,000 shares
  authorized, 2,750,000 shares issued and outstanding      68,750,000       68,750,000
Common Stock, $.01 par value, 50,000,000
  shares authorized, 37,238,992 and 36,438,535
  shares issued and outstanding                               372,390          364,385
Additional paid-in capital                                415,765,608      407,833,313
Unearned directors' and officers' compensation             (2,801,124)      (2,006,442)
Predecessor basis assumed                                  (1,263,887)      (1,263,887)
Distributions in excess of net earnings                   (53,266,112)     (42,413,691)
                                                        -------------    -------------

       Total shareholders' equity                         427,556,875      431,263,678
                                                        -------------    -------------

Total liabilities and shareholders' equity              $ 851,301,680    $ 807,022,565
                                                        =============    =============

                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                Three Months Ended          Six Months Ended
                                                     June 30,                    June 30,
                                                1999          1998          1999          1998
                                             -----------   -----------   -----------   -----------
Revenue
   Percentage lease revenues                 $31,496,183   $28,050,668   $57,356,251   $49,457,602
   Gain on sale of hotel properties              269,211                     269,211
   Other income                                  178,351       186,261       394,274       356,579
                                             -----------   -----------   -----------   -----------

       Total revenue                          31,943,745    28,236,929    58,019,736    49,814,181
                                             -----------   -----------   -----------   -----------

Expenses
   Real estate and personal property taxes     3,319,508     2,922,571     6,819,406     5,355,934
   Depreciation and amortization               9,475,888     7,287,011    18,218,433    13,969,130
   Amortization of loan costs                    207,952       210,201       415,906       423,198
   Interest                                    6,359,879     5,027,133    12,411,851     9,317,763
   General and administrative                  1,654,699     1,631,544     4,076,802     3,271,353
                                             -----------   -----------   -----------   -----------

       Total expenses                         21,017,926    17,078,460    41,942,398    32,337,378
                                             -----------   -----------   -----------   -----------

Income before minority interest and change
   in accounting                              10,925,819    11,158,469    16,077,338    17,476,803

Minority interest                                317,225       558,741       443,393       872,865
                                             -----------   -----------   -----------   -----------

Income before change in accounting            10,608,594    10,599,728    15,633,945    16,603,938

Change in accounting for corporate
   organizational costs                                                      133,193
                                             -----------   -----------   -----------   -----------

Net income                                    10,608,594    10,599,728    15,500,752    16,603,938

Preferred stock dividends                      1,632,813       108,854     3,265,626       108,854
                                             -----------   -----------   -----------   -----------

Net income applicable to common
  shareholders                               $ 8,975,781   $10,490,874   $12,235,126   $16,495,084
                                             ===========   ===========   ===========   ===========

Net income per common share - basic
   and diluted                               $       .24   $       .29   $       .33   $       .46
                                             ===========   ===========   ===========   ===========

Weighted average number of common
   shares and units outstanding - diluted     38,583,000    38,237,000    38,568,000    37,696,000
                                             ===========   ===========   ===========   ===========




                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                    For the Six Months Ended
                                                                            June 30,
                                                                    1999             1998
                                                                -------------    -------------
Cash flows from operating activities:
  Net income                                                    $ 15,500,752     $ 16,495,084
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Gain on sale of hotel properties                               (269,211)
      Depreciation and amortization                               18,218,433       13,969,130
      Amortization of loan costs                                     415,906          423,198
      Change in accounting for corporate organizational costs        133,193
     Amortization of unearned directors' compensation                422,118           39,762
     Directors' compensation                                          36,213           29,943
     Minority interest                                               443,393          872,865
      Changes in assets and liabilities:
        Due from Lessees                                          (5,628,813)      (7,266,695)
        Deferred expenses                                            (25,000)          (8,750)
        Deposits and other assets                                 (2,719,514)      (1,616,306)
        Accounts payable and accrued expenses                      3,957,643        1,395,962
        Preferred dividends payable                                                   108,854
                                                                ------------     ------------
               Net cash provided by operating activities          30,485,113       24,443,047
                                                                ------------     ------------

Cash flows from investing activities:
  Investment in hotel properties                                 (55,950,134)    (145,583,927)
  Improvements and additions to hotel properties                 (18,105,557)     (14,464,854)
  Payments received on note receivable                               250,000
  Cash paid for franchise applications                              (166,725)        (179,437)
  Proceeds from sale of hotel properties                          21,318,262
                                                                ------------     ------------
                Net cash used in investing activities            (52,654,154)    (160,228,218)
                                                                ------------     ------------

Cash flows from financing activities:
  Gross proceeds from public offering of common stock                              20,144,615
  Gross proceeds from public offering of preferred stock                           68,750,000
  Payment of offering expenses                                                     (3,450,515)
  Proceeds from exercise of stock options                                             112,500
  Distributions paid                                             (27,115,927)     (22,248,134)
  Borrowings under revolving credit facilities                   114,775,000      123,475,000
  Payments on revolving credit facilities                       (159,475,000)     (49,725,000)
  Payments on CMBS credit facility                                (1,155,255)      (1,078,418)
  Borrowings under GMAC Term Loan                                 97,020,000
  Payments on debt assumed                                          (127,039)         (39,158)
  Cash paid for loan costs                                        (2,060,952)         (17,582)
  Payments on capital lease obligations                               (2,783)          (1,720)
                                                                ------------     ------------
                Net cash provided by financing activities         21,858,044      135,921,588
                                                                ------------     ------------

Net increase (decrease) in cash and cash equivalents                (310,997)         136,417

Cash and cash equivalents at beginning  of period                    399,952          190,458
                                                                ------------     ------------

Cash and cash equivalents at end of period                      $     88,955     $    326,875
                                                                ============     ============

Supplemental disclosure of noncash investing and financing activities:

During January 1999, the Company issued 98,824 shares of common stock at $10.00 per share to officers under the 1994 Stock Incentive Plan in lieu of cash as a performance bonus. Additionally, during the six months ended June 30, 1999, the Company issued 1,556 shares of common stock at $9.63 per share, 402 shares of common stock at $9.31 per share, 1,764 shares of common stock at $8.50 per share and 264 shares of common stock at $9.44 per share to the independent directors of the Company in lieu of cash as compensation.

During January 1999, the Company issued 124,800 shares of restricted common stock to its officers under the 1994 Stock Incentive Plan. The shares were valued at $9.75, and the restriction periods are tied to employment and range from three to five years. In addition, 572,847 units were exchanged for common stock by a limited partner.

At June 30, 1999, $11,960,745 in distributions to shareholders and limited partners had been declared but not paid. The distributions were paid on August 2, 1999. At December 31, 1998, $11,890,186 in distributions to shareholders and limited partners had been declared but not paid.

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

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                              --------------------

1.     Organization and Basis of Presentation

       Equity Inns, Inc. (the "Company") was incorporated on November 24, 1993. The Company is a self-administered real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at June 30, 1999 owned an approximate 96.5% interest in the Partnership. The Company was formed to acquire equity interests in hotel properties and at June 30, 1999 owned, through the Partnership, 100 hotel properties with a total of 12,745 rooms in 35 states.

       At June 30, 1999, the Partnership or its affiliates, under operating leases providing for the payment of percentage rent (the "Percentage Leases"), leased 79 of the Company's hotels to affiliates of Interstate Hotels Corporation (formerly named Interstate Hotels Management, Inc.) ("IHC"), which was recently divested from Patriot American Hospitality, Inc. ("Patriot"). IHC is referred to herein as the "Interstate Lessee." All payments due under these Percentage Leases are guaranteed by Interstate Hotels, L.L.C., a subsidiary of IHC, and IHC (except for three hotels where Patriot rather than IHC is the guarantor). The Partnership leased 19 hotels to wholly-owned subsidiaries of Prime Hospitality Corporation (collectively, the "Prime Lessee"). The Prime Lessee is required, under the terms of its master lease agreements, to maintain capitalization of 20% of the expected annual percentage rents. The IHC Lessee and the Prime Lessee are referred to herein collectively as the "Lessees," and individually as a "Lessee." The Lessees operate and lease hotels owned by the Partnership and its affiliates pursuant to the Percentage Leases, which provide for rent payments equal to the greater of (i) a fixed base rent ("Base Rent") or (ii) percentage rent based on the revenues of the hotels ("Percentage Rent"). The remaining two hotels are operated pursuant to management agreements, one of which is operated by a subsidiary of Interstate and one of which is operated by a wholly-owned subsidiary of MeriStar Hotels & Resorts, Inc.

       During the quarter ended June 30, 1999, the Company acquired the following hotel properties:

        Date of                                               # of      Cost
       Acquisition                 Property                   Rooms   (millions)
       -----------                 --------                   -----   ----------
       April 18, 1999  Homewood Suites -- Chicago, Illinois    235      $30.6
       June 25, 1999   Homewood Suites -- Orlando, Florida     232      $23.4

       Additionally, during the quarter ended June 30, 1999, the Partnership sold four hotels (Comfort Inn, Enterprise, Alabama; Hampton Inn, Brentwood [Nashville], Tennessee; Hampton Inn, Southaven [Memphis], Tennessee; and Hampton Inn, Destin, Florida) to third parties for an aggregate sales price of $21.7 million. The Company realized a gain of approximately $269,000 as a result of these sales. The sales prices were paid with cash.

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

       These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The accompanying condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements.
       All such adjustments are of a normal and recurring nature.

2.     Net Income Per Common Share

       Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), requires the presentation of basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the basic earnings per share computation to the numerator and denominator used in the diluted earnings per share computation is presented below for the three and six months ended June 30, 1999 and 1998.


                                                For the Three Months Ended June 30,
                                           1999                                    1998
                          -------------------------------------   --------------------------------------
                            Income        Shares      Per Share     Income        Shares       Per Share
                          (Numerator)  (Denominator)    Amount    (Numerator)   (Denominator)   Amount
                          -----------  -------------  ---------   -----------   -------------  ---------
Net income - basic         $8,975,781    37,238,487     $.24      $10,490,874     36,236,749     $0.29
Dilutive effect of
   potential conversion
   of partnership units
   and elimination of
   minority interest          317,225     1,344,056                   558,741      1,939,037
Dilutive effect of stock
   options outstanding
   using the treasury
   stock method                                                                       60,871
                           ----------    ----------     ----      -----------     ----------     -----

Net income-diluted         $9,293,006    38,582,543     $.24      $11,049,615     38,236,657     $0.29
                           ==========    ==========     ====      ===========     ==========     =====

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


2.     Net Income Per Common Share, Continued


                                                  For the Six Months Ended June 30,
                                            1999                                    1998
                           -------------------------------------  ---------------------------------------
                             Income        Shares      Per Share    Income         Shares       Per Share
                           (Numerator)  (Denominator)    Amount   (Numerator)    (Denominator)    Amount
                           -----------  -------------  ---------  -----------    -------------  ---------

Net income - basic         $12,235,126    37,205,020      $.33    $16,495,084      35,731,863     $0.46
Dilutive effect of
   potential conversion
   of partnership units
   and elimination of
   minority interest           443,393     1,363,046                  872,865       1,891,045
Dilutive effect of stock
   options outstanding
   using the treasury
   stock method                                                                        73,055
                           -----------   -----------      ----    -----------      ----------     -----

Net income-diluted         $12,678,519    38,568,066      $.33    $17,367,949      37,695,963     $0.46
                           ===========   ===========      ====    ===========      ==========     =====

       For the three and six months ended June 30, 1999, the Company had approximately 570,000 options that were not included in the calculation of dilutive common shares because they were anti-dilutive.

3.     Debt

       Debt is comprised of the following at June 30, 1999:

           Commercial Mortgage Bonds                             $ 82,933,246
           GMAC Term Loan                                          97,020,000
           Unsecured Lines of Credit                              191,900,000
           Other                                                   10,575,499
                                                                 ------------

                                                                 $382,428,745
                                                                 ============

       On June 23, 1999, the Company amended its $250 million unsecured line of credit (the "Bank One Line") primarily to allow for the measurement of certain ratios and covenants against a trailing twelve month period, which is consistent with industry practice. At that time, certain participant banks elected to reduce their exposure to lodging REITs, resulting in the Bank One Line being reduced to $219.5 million.

       The Company's Bank One Line bears interest at a variable rate of LIBOR plus 1.5%, 1.75%, 2.00%, 2.25% or 2.50% as determined by the Company's percentage of total debt to the total value of the Company's investment in hotel properties, as defined in the loan agreement (the "Percentage"). The Percentage is reviewed quarterly, and the interest rate is adjusted as

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


3.     Debt, Continued

       necessary. At June 30, 1999, the interest rate on the Bank One Line was LIBOR (5.24% at June 30, 1999) plus 2.25%. The Bank One Line has a three-year term, expiring in October 2000.

       In March 1999, the Company obtained an additional $25 million unsecured line of credit (the "NationsBank Line") from NationsBank. The NationsBank Line bears interest at a variable rate of LIBOR plus 1.775%, 1.875%, 2.00%, or 2.25% as determined by the Company's percentage of total debt to total value of the Company's investment in hotel properties, as defined in the loan agreement. The percentage is reviewed quarterly, and the interest rate is adjusted as necessary. At June 30, 1999, the interest rate on the NationsBank Line was LIBOR (5.24% at June 30, 1999) plus 2.25%. The NationsBank Line expires in October 2000.

       On June 21, 1999, the Company financed $97,020,000 with GMAC Commercial Mortgage Company at an interest rate of 8.37%. The principal amount of the loan is amortized over 25 years, with the unpaid balance due and payable in July 2024. Proceeds from the completion of this loan were used to repay existing debt under the Bank One Line. In connection with this transaction, 19 of the Company's hotel properties with a carrying value of approximately $182 million collateralize the loan.

4.     Subsequent Events

       On July 31, 1999, a subsidiary of Hudson Hotels Corporation ("Hudson") defaulted on its obligation to make a $250,000 principal payments to the Company under a promissory note, which note was issued to the Company in connection with the sale of nine of the Company's hotels to a subsidiary of Hudson in October 1997. This is the second principal payment under this promissory note under which Hudson has defaulted in 1999. The unpaid principal balance on the note is approximately $2.6 million. The Company has accelerated the full loan amount upon such default in accordance with the terms of the note, but has agreed not to exercise any remedies with respect to such default until the Company gives Hudson one days' written notice thereof. The Company may modify the payment terms with respect to principal. Hudson continues to pay interest at the regular interest rate. The promissory note is secured by a pledge of two million shares of Hudson's common stock.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations



                                   BACKGROUND

The Company commenced operations on March 1, 1994 upon completion of its initial public offering (the "IPO") and the simultaneous acquisition of eight Hampton Inn hotels with 995 rooms. Since the IPO, the Company has actively implemented its acquisition strategy. The following chart summarizes information regarding the Company's hotels at June 30, 1999:

                                               Number of              Number of
     Franchise Affiliation                  Hotel Properties        Rooms/Suites
     ---------------------                  ----------------        ------------
     Premium Limited Service Hotels:
       Hampton Inn                                 52                   6,552
       Hampton Inn & Suites                         1                     125
       Comfort Inn                                  1                     104
                                                  ---                  ------
         Sub-total                                 54                   6,781
                                                  ---                  ------

     All-Suite Hotels:
       AmeriSuites                                 19                   2,403

     Premium Extended Stay Hotels:
       Residence Inn                               12                   1,431
       Homewood Suites                              9                   1,295
                                                  ---                  ------
         Sub-total                                 21                   2,726
                                                  ---                  ------

     Full Service Hotels:
       Holiday Inn                                  3                     397
       Comfort Inn                                  1                     177
                                                  ---                  ------
         Sub-total                                  4                     574
                                                  ---                  ------

     Independent Hotels:                            2                     261
                                                  ---                  ------

           Total                                  100                  12,745
                                                  ===                  ======

The Partnership leases 98 of the hotels to the Lessees pursuant to the Percentage Leases. The remaining two hotels are operated by third parties under management agreements. The Partnership's, and therefore the Company's, principal source of revenue is lease payments by the Lessees under the Percentage Leases. Percentage Rent is based primarily upon the hotels' room revenue, and to a lesser extent, when applicable, food and beverage revenue.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued




RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 and 1998

For the three months ended June 30, 1999 and 1998, the Company had revenues of $31,943,745 and $28,236,929, respectively, consisting of Percentage Lease revenue of $31,496,183 and $28,050,668. The increase in Percentage Lease revenue for the three months ended June 30, 1999 over the comparable period last year resulted from an increase in the number of hotel properties owned the entire quarter for the period ended June 30, 1999 over the hotels owned the entire quarter for the period ended June 30, 1998 from 82 to 95. On a same store basis, revenue per available room ("REVPAR") for hotels owned by the Company throughout both periods decreased by 2.0% from $55.25 to $54.16. In addition, for hotels, on a comparable hotel basis, which were in operation for the full quarter in both 1999 and 1998 with the same or comparable brand affiliation, regardless of ownership last year, REVPAR (on a pro forma basis) decreased from $56.63 from $55.92, a decrease of 1.3%.

Real estate and personal property taxes and depreciation and amortization increased over the comparable period in 1998 due primarily to the increase in the number of hotel properties owned the entire quarter for the period ended June 30, 1999 over the hotels owned the entire quarter for the period ended June 30, 1998 from 82 properties to 95 properties.

Interest expense increased $1,332,746 in the three months ended June 30, 1999 over the comparable period in 1998. The increase was due primarily to an increase in the average outstanding balance of the Company's debt from $270 million for the three months ended June 30, 1998 to $345.9 million for the three months ended June 30, 1999. Average interest rates decreased slightly, from 7.5% to 7.4% for the quarter ended June 30, 1999.

Funds From Operations (as defined below) were $18,385,608 or $.48 per share for the three months ended June 30, 1999, compared to $18,262,667 or $0.48 per share for the three months ended June 30, 1998. The Company considers Funds From Operations to be a key measure of a REIT's performance and believes that Funds From Operations should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                        RESULTS OF OPERATIONS, Continued

Six Months Ended June 30, 1999 and 1998

For the six months ended June 30, 1999 and 1998, the Company had revenues of $58,019,736 and $49,814,181, respectively, consisting of Percentage Lease revenue of $57,356,251 and $49,457,602. The increase is the result of an increase in the number of hotels owned the entire six month period of 1999 over 1998 from 82 to 98. On a same store basis, revenue per available room ("RevPAR") for hotels owned by the Company throughout both periods decreased by 2.3% from $51.92 to $50.73. In addition, for hotels, on a comparable hotel basis, which were in operation for the full quarter in both 1999 and 1998 with the same or comparable brand affiliation, regardless of ownership last year, RevPAR (on a pro forma basis) decreased from $53.18 to $52.22, a decrease of 1.8%.

Real estate and personal property taxes and depreciation and amortization increased over the comparable period in 1998 due primarily to the increase in the number of hotel properties owned by the Company for the entire six month period in 1998 and 1999 from 82 properties to 98 properties.

General and administrative expenses increased primarily as a result of (i) increased legal and professional fees and shareholder expenses, resulting from the Company's growth and (ii) increased corporate staff and related expenses.

Interest expense increased $3,094,088 in the six months ended June 30, 1999 over the comparable period in 1998. The increase was due primarily to an increase in the average outstanding balance of the Company's debt from $252 million for the six months ended June 30, 1998 to $340.8 million for the six months ended June 30, 1999. Average interest rates decreased slightly from 7.5% to 7.4% for the quarter ended June 30, 1999.

Funds From Operations (as defined below) were $30,573,291 or $0.79 per share for the six months ended June 30, 1999, compared to $31,192,443 of $0.83 per share for the six months ended June 30, 1998. The decrease is due primarily to the decrease in RevPAR as compared to the same period last year.

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

depreciation, minority interest and the charge from write-off of deferred organizational costs were the only adjustments. FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments with respect to indebtedness on the hotels.

FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current definition of NAREIT.

The following is a reconciliation of income before minority interest to Funds From Operations under the NAREIT definition:

                                               Three Months Ended            Six Months Ended
                                                    June 30,                      June 30,
                                           --------------------------    --------------------------
                                              1999           1998           1999           1998
                                           -----------    -----------    -----------    -----------
Income before minority interest            $10,925,819    $11,158,469    $16,077,338    $17,476,803
Less:
    Preferred stock dividends               (1,632,813)      (108,854)    (3,265,626)      (108,854)
    Gain on sale of hotel properties          (269,211)      (269,211)
Add:
    Depreciation of buildings, furniture
         and equipment                       9,361,813      7,213,052     18,030,790     13,824,494
                                           -----------    -----------    -----------    -----------

    Funds From Operations                  $18,385,608    $18,262,667    $30,573,291    $31,192,443
                                           ===========    ===========    ===========    ===========

    Weighted average number of
        common shares and units
        outstanding -- diluted              38,582,543     38,236,657     38,568,066     37,695,963
                                           ===========    ===========    ===========    ===========

    Funds From Operations per share
         and unit                          $       .48    $       .48    $       .79    $       .83
                                           ===========    ===========    ============   ===========


                         LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash to meet its cash requirements, including distributions to its shareholders, is its cash distributions from the Partnership. The Partnership receives cash payments from the Lessees pursuant to the Percentage Leases. The Company's liquidity, including its ability to make distributions to shareholders, is dependent upon the Lessees' ability to make payments under the Percentage Leases. All of the Interstate Lessee's lease obligations are guaranteed by Interstate except for three hotels where Patriot

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                   LIQUIDITY AND CAPITAL RESOURCES, Continued

is the guarantor. The Company's other Lessee, Prime, is required, under the terms of its master lease agreement, to maintain 20% of its expected annual percentage rents generated from the Percentage Leases in cash or marketable securities.

Cash and cash equivalents as of June 30, 1999 were $88,955, compared to $399,952 at December 31, 1998. Additionally, all of the June 30, 1999 receivables due from the Lessees were received prior to the filing of this Form 10-Q. Net cash provided by operating activities for the three months ended June 30, 1999 was $30,485,113.

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

At June 30, 1999, the Company had outstanding debt of approximately $382.4 million, including $191.9 million under its combined lines of credit, $82.9 million under the Commercial Mortgage Bonds (the "Bonds") and $97.0 million under the GMAC Term Loan, leaving approximately $54.3 million available under the combined lines of credit, after consideration of outstanding letters of credit. Additionally, the Company had $10.6 million of mortgage notes payable assumed in connection with the purchase of two hotels in 1998. The Company's consolidated indebtedness was 42.0% of its investments in hotels, at cost, at June 30, 1999.

In December 1997, the Company arranged an interest rate swap on a notional amount of $75 million with Bank One as a hedge against floating rate debt, which resulted in a fixed interest rate of 8.15% on the notional amount. On May 3, 1999, the Company entered into a second interest rate swap on a notional amount of $40 million with Bank One, which resulted in a fixed interest rate of 7.49% on the notional amount. These swap agreements will expire in October 2000.

During the six months ended June 30, 1999, the Company invested approximately $18.1 million to fund capital improvements to its hotels, including replacement of carpets, drapes, renovation of common areas and improvement of hotel exteriors. In addition, the Company has committed to fund approximately $4 million during the remainder of 1999 for capital improvements.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                   LIQUIDITY AND CAPITAL RESOURCES, Continued

The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowings under its combined lines of credit. Under the Bank One Line, the NationsBank Line, the GMAC Term Loan and the Bonds, the Partnership is obligated to fund 4% of room revenues per quarter on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the hotels. Recurring repairs and maintenance are performed by the Lessees.

The Company has entered into an agreement to purchase a hotel for approximately $33 million. The hotel is projected to open in August 1999. Additionally, the Company owns land for the possible development of an Embassy Suites hotel in Salt Lake City, Utah. Funds needed to acquire and complete these projects, if needed, may be obtained from borrowings under its combined lines of credit and other sources of debt or equity financing.

During the six months ended June 30, 1999, the Partnership declared distributions in the aggregate of $11,960,745 to its partners, including the Trust, of $.31 per Unit, and the Company declared distributions in the aggregate of $11,544,088, or $.31 per share to its shareholders, with such distributions being payable on August 2, 1999.

The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowing under its lines of credit. The Company believes that its net cash provided by operations will be adequate to fund both operating requirements and payment of dividends to preferred and common shareholders by the Company in accordance with REIT requirements.

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional equity securities of the Company, or, in connection with acquisitions of hotel properties, issuance of Units in the Partnership. Pursuant to the Partnership Agreement for the Partnership, holders of Units have the right to require the Partnership to redeem their Units. During the six months ended June 30, 1999, no Units were tendered for redemption. Pursuant to the Partnership Agreement, the Company has the option to redeem Units tendered for redemption on a one-for-one basis for shares of Common Stock or for an equivalent amount of cash. The Company anticipates that it will acquire any Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock and has agreed to register such shares so as to be freely tradeable by the recipient.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                                    INFLATION

Operators of hotels, including the Lessees and any third-party manager retained by the Lessees, in general, possess the ability to adjust room rates quickly. However, competitive pressures have limited and may in the future limit the ability of the Lessees and any third-party manager retained by the Lessees to raise room rates in response to inflation.

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

                              YEAR 2000 COMPLIANCE

Many existing computer programs have been designed to use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Company's assessment of its Year 2000 compliance is not complete. The Company has engaged its hardware and software contractors to implement a compliance program to address the challenges the Year 2000 may present to the Company's corporate systems and applications. This program includes an analysis of computer systems and applications operated by the Company and computer systems of third parties upon whose data or services the Company relies (including the Lessees).

The Company's management, as a result of discussions with its hardware and software contractors, has modified its systems, and is now in full compliance with Year 2000 issues. As part of its compliance program, the Company has also surveyed its customers, franchisors, vendors, and the Lessees, whose failure to convert their systems in a timely fashion could have an impact on the Company's operations. Although the Company does not believe the Year 2000 issue will materially affect its business, financial conditions and results of operations, there can be no assurance that its Year 2000 remediation efforts will fully prevent problems that could affect the Company's business or that any third party upon whose data or services the Company relies will be fully in compliance.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                         YEAR 2000 COMPLIANCE, Continued

In addition, although the Company has no reasons to believe that the Lessees will not be in compliance by the Year 2000, the Company is unable to determine the extent to which the Year 2000 will affect the operations of the hotels. The Company continues to discuss with the Lessees the need for implementing adequate procedures, including contingency plans, to address this issue and has been assured that each Lessee is on schedule to complete these compliance issues in the next few months.

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

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

The 1999 annual meeting of shareholders (the "1999 Annual Meeting") of the Company was held on May 7, 1999 for the Company's shareholders to take action on each of three proposals: (1) to elect two Class I directors (Raymond E. Schultz and Howard A. Silver), two Class II directors (James A. Thomas III and William
W. Deupree, Jr.), and one Class III director (Donald H. Dempsey), to serve on the Board of Directors until the Company's annual meeting of shareholders in 2000 (Class III), 2001 (Class I) and 2002 (Class II) or until their successors have been duly elected and qualified; (2) to consider and vote upon a proposal to amend the 1994 Plan to, among other things, increase the number of shares that may be issued as awards under the 1994 Plan, remove certain limitations on vesting and exercisability of awards and reflect certain securities laws changes; and (3) to consider and vote on a proposal to approve an amendment to the Directors' Plan to, among other things, add new option and stock awards, reflect certain securities laws changes and provide accelerated vesting and exercisability of awards in certain circumstances.

The results of the shareholders' votes, approving each of the above matters submitted before the 1999 Annual Meeting, were summarized in the Company's Current Report on Form 8-K dated May 7, 1999 and filed with the SEC on May 24, 1999.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits -- The following exhibits are filed in this Quarterly Report on Form 10-Q:

10.1 Amended and Restated Unsecured Revolving Credit Agreement dated as of June 23, 1999, by and among Equity Inns Partnership, L.P., Equity Inns/West Virginia Partnership, L.P. and Equity Inns Partnership II, L.P. as Borrowers and The First National Bank of Chicago, Credit Lyonnais New York Branch, NationsBank N.A., AmSouth Bank, PNC Bank, National Association, National Bank of Commerce, Chang Hwa Commercial Bank, Ltd., New York Branch, Union Planters Bank, National Association, and First Tennessee Bank as Lenders.

27       Financial Data Schedule (filed only electronically with the SEC).

(b) Reports on Form 8-K -- The Company filed the following Current Reports on Form 8-K during the period covered by this Quarterly Report on Form 10-Q:

         (1) Current Report on Form 8-K dated March 29, 1999 and filed with the SEC on May 7, 1999, reporting the Company's $25 million unsecured line of credit with NationsBank, N.A. and the Consolidated Amendment to Lease Agreements and Master Agreement dated March 31, 1999 with Patriot American Hospitality, Inc. (no financial information required); and

         (2) Current Report on Form 8-K dated May 7, 1999 and filed with the SEC on May 24, 1999, reporting each of the matters submitted before the 1999 Annual Meeting (no financial information required).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Equity Inns, Inc.



    August 11, 1999                       By:  /s/Donald H. Dempsey
-----------------------                   --------------------------------------
         Date                             Donald H. Dempsey
                                          Executive Vice President, Secretary,
                                          Treasurer, and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                    EXHIBITS


Exhibit
Number            Description

10.1 Amended and Restated Unsecured Revolving Credit Agreement dated as of June 23, 1999, by and among Equity Inns Partnership, L.P., Equity Inns/West Virginia Partnership, L.P. and Equity Inns Partnership II, L.P. as Borrowers and The First National Bank of Chicago, Credit Lyonnais New York Branch, NationsBank N.A., AmSouth Bank, PNC Bank, National Association, National Bank of Commerce, Chang Hwa Commercial Bank, Ltd., New York Branch, Union Planters Bank, National Association, and First Tennessee Bank as Lenders.

27         Financial Data Schedule (filed only electronically with the SEC)