Form 10-Q
period 1999-09-30
EQUITY INNS INC
filed 1999-11-10
CIK 916530

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
-----
  X           Quarterly Report Pursuant to Section 13 or 15(d) of
-----                 The Securities Exchange Act of 1934


For The Quarterly Period Ended
  September 30, 1999                             Commission File Number 01-12073


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

         The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on November 5, 1999 was 37,243,449.


                                     1 of 22

                                EQUITY INNS, INC.

                                      INDEX


                                                                            PAGE

PART I.   Financial Information

   Item 1.  Financial Statements


            Condensed Consolidated Balance Sheets - September 30, 1999
              (unaudited) and December 31, 1998                                3

            Condensed Consolidated Statements of Operations (unaudited) -
              For the three months and nine months ended September 30,
              1999 and 1998                                                    4

            Condensed Consolidated Statements of Cash Flows (unaudited) -
              For the three months and nine months ended September 30,
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

PART I.  Financial Information
   Item 1.  Financial Statements

                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        September 30,      December 31,
                                                           1999               1998
                                                        -------------    -------------
                                                        (unaudited)
ASSETS

Investment in hotel properties, net                     $ 826,804,257    $ 790,132,156
Cash and cash equivalents                                     169,287          399,952
Due from Lessees                                           12,730,044        6,288,402
Note receivable                                             2,634,052        2,884,052
Deferred expenses, net                                      7,523,800        6,312,495
Deposits and other assets                                   2,916,071        1,005,508
                                                        -------------    -------------

       Total assets                                     $ 852,777,511    $ 807,022,565
                                                        =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                                    $ 386,530,452    $ 331,393,822
Accounts payable and accrued expenses                      14,225,742       12,315,770
Distributions payable                                      13,049,923       12,978,727
Minority interest in Partnership                           12,919,522       19,070,568
                                                        -------------    -------------

       Total liabilities                                  426,725,639      375,758,887
                                                        -------------    -------------

Commitments and contingencies

Shareholders' equity:

Preferred Stock, $.01 par value, 10,000,000 shares
  authorized, 2,750,000 shares issued and outstanding      68,750,000       68,750,000
Common Stock, $.01 par value, 50,000,000 shares
  authorized, 37,241,045 and 36,438,535 shares issued
  and outstanding                                             372,410          364,385
Additional paid-in capital                                415,784,289      407,833,313
Unearned directors' and officers' compensation             (2,568,003)      (2,006,442)
Predecessor basis assumed                                  (1,263,887)      (1,263,887)
Distributions in excess of net earnings                   (55,022,937)     (42,413,691)
                                                        -------------    -------------

       Total shareholders' equity                         426,051,872      431,263,678
                                                        -------------    -------------

Total liabilities and shareholders' equity              $ 852,777,511    $ 807,022,565
                                                        =============    =============

                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                  September 30,
                                            ----------------------------   ----------------------------
                                                1999            1998           1999            1998
                                            ------------    ------------   ------------    ------------
Revenue
  Percentage lease revenue                  $ 33,892,541    $ 32,919,517   $ 91,248,792    $ 82,377,119
  Gain (loss) on sale of hotel properties                       (693,801)       269,211        (693,801)
  Other income                                   292,950         254,815        687,224         611,394
                                            ------------   ------------    ------------    ------------

    Total revenue                             34,185,491      32,480,531     92,205,227      82,294,712
                                            ------------    ------------   ------------    ------------

Expenses
  Real estate and personal property taxes      3,152,300       3,106,366      9,971,706       8,462,300
  Depreciation and amortization                9,828,522       8,655,204     28,046,955      22,624,334
  Amortization of loan costs                     369,456         201,005        785,367         624,203
  Interest                                     7,646,625       6,204,676     20,058,476      15,522,439
  General and administrative                   1,413,299       1,438,009      5,490,096       4,709,362
  Merger expenses                                              2,197,301                      2,197,301
                                            ------------    ------------   ------------    ------------

    Total expenses                            22,410,202      21,802,561     64,352,600      54,139,939
                                            ------------    ------------   ------------    ------------

Income before minority interest and
  change in accounting                        11,775,289      10,677,970     27,852,627      28,154,773

Minority interest                                354,578         454,707        797,971       1,327,572
                                            ------------    ------------   ------------    ------------

Income before change in accounting            11,420,711      10,223,263     27,054,656      26,827,201

Change in accounting for corporate
  organizational costs                                                          133,193
                                            ------------    ------------   ------------    ------------

Net income                                    11,420,711      10,223,263     26,921,463      26,827,201

Preferred stock dividends                      1,632,813       1,632,803      4,898,439       1,741,657
                                            ------------    ------------   ------------    ------------

Net income applicable to
  common shareholders                       $  9,787,898    $  8,590,460   $ 22,023,024    $ 25,085,544
                                            ============    ============   ============    ============

Net income per common
  share-basic and diluted                   $        .26    $        .24   $        .59    $        .70
                                            ============    ============   ============    ============

Weighted average number of
  common shares and units
  outstanding-diluted                         38,584,000      38,311,000     38,573,000      37,909,000
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

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                  For the Nine Months Ended
                                                                        September 30,
                                                                ------------------------------
                                                                    1999             1998
                                                                -------------    -------------
Cash flows from operating activities:
  Net income                                                    $  26,921,463    $  26,827,201
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     (Gain) loss on sale of hotel properties                         (269,211)         693,801
      Depreciation and amortization                                28,046,955       22,624,334
      Amortization of loan costs                                      785,367          624,203
      Change in accounting for corporate organizational costs         133,193
     Amortization of unearned directors' compensation                 655,239          191,867
     Directors' compensation                                           54,915           42,420
     Minority interest                                                797,971        1,327,572
      Changes in assets and liabilities:
        Due from Lessees                                           (6,441,642)      (8,699,556)
        Deferred expenses                                             (25,000)          (3,589)
        Deposits and other assets                                  (1,910,563)          86,995
        Accounts payable and accrued expenses                       2,898,216        2,608,535
                                                                -------------    -------------
               Net cash provided by operating activities           51,646,903       46,323,783
                                                                -------------    -------------

Cash flows from investing activities:
  Investment in hotel properties                                  (57,540,471)    (167,583,927)
  Improvements and additions to hotel properties                  (28,033,632)     (25,879,535)
  Payments received on note receivable                                250,000
  Proceeds from sale of hotel properties                           21,501,725        7,940,368
  Cash paid for franchise applications                               (211,725)        (214,537)
                                                                -------------    -------------
                  Net cash used in investing activities           (64,034,103)    (185,737,631)
                                                                -------------    -------------

Cash flows from financing activities:
  Gross proceeds from public offering of common stock                               20,144,615
  Gross proceeds from public offering of preferred stock                            68,750,000
  Payment of offering expenses                                                      (3,745,480)
  Proceeds from exercise of stock options                                              112,500
  Distributions paid                                              (40,709,485)     (34,087,772)
  Borrowings under revolving credit facilities                    148,175,000      161,275,000
  Payments on revolving credit facilities                        (187,950,000)     (63,800,000)
  Payments on CMBS credit facility                                 (1,747,963)      (1,631,705)
  Borrowings under GMAC Term Loan                                  97,020,000
  Payments on GMAC Term Loan                                         (163,852)
  Payments on debt assumed                                           (192,831)         (99,055)
  Cash paid for loan costs                                         (2,270,608)         (49,579)
  Payments on capital lease obligations                                (3,726)          (3,025)
                                                                -------------    -------------
                Net cash provided by financing activities          12,156,535      146,865,499
                                                                -------------    -------------

Net increase (decrease) in cash and cash equivalents                 (230,665)       7,451,651

Cash and cash equivalents at beginning  of period                     399,952          190,458
                                                                -------------    -------------

Cash and cash equivalents at end of period                      $     169,287    $   7,642,109
                                                                =============    =============

Supplemental disclosure of noncash investing and financing activities:

During January 1999, the Company issued 98,824 shares of common stock at $10.00 per share to officers under the 1994 Stock Incentive Plan in lieu of cash as a performance bonus. Additionally, during the nine months ended September 30, 1999, the Company issued 1,556 shares of common stock at $9.63 per share, 536 shares of common stock at $9.31 per share, 1,764 shares of common stock at $8.50 per share, 396 shares of common stock at $9.44 per share, 1,215 shares of common stock at $9.25 per share and 572 shares of common stock at $8.69 per share to the independent directors of the Company in lieu of cash as compensation.

During January 1999, the Company issued 124,800 shares of restricted common stock to its officers under the 1994 Stock Incentive Plan. The shares were valued at $9.75, and the restriction periods are tied to employment and range from three to five years. In addition, 572,847 units were exchanged for common stock by a limited partner.

At September 30, 1999, $11,961,381 in distributions to shareholders and limited partners had been declared but not paid. The distributions were paid on November 1,1999. At December 31, 1998, $11,890,186 in distributions to shareholders and limited partners had been declared but not paid.

At September 30, 1998, $11,888,294 in distributions to shareholders and limited partners had been declared but not paid. The distributions were paid on November 2, 1998. At December 31, 1997, $10,645,348 in distributions to shareholders and limited partners had been declared but not paid.







                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                              --------------------

1.     Organization and Basis of Presentation

       Equity Inns, Inc. (the "Company") was incorporated on November 24, 1993. The Company is a self-administered real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at September 30, 1999 owned an approximate 96.5% interest in the Partnership. The Company was formed to acquire equity interests in hotel properties and at September 30, 1999 owned, through the Partnership, 100 hotel properties with a total of 12,745 rooms in 35 states.

       At September 30, 1999, the Partnership or its affiliates, under operating leases providing for the payment of percentage rent (the "Percentage Leases"), leased 79 of the Company's hotels to affiliates of Interstate Hotels Corporation (formerly named Interstate Hotels Management, Inc.) ("IHC"), which was recently divested from Wyndham International, formerly know as Patriot American Hospitality, Inc. ("Wyndham"). IHC is referred to herein as the "Interstate Lessee." All payments due under these Percentage Leases are guaranteed by Interstate Hotels, L.L.C., a subsidiary of IHC, and IHC (except for three hotels where Wyndham rather than IHC is the guarantor). The Partnership leased 19 hotels to wholly-owned subsidiaries of Prime Hospitality Corporation (collectively, the "Prime Lessee"). The Prime Lessee is required, under the terms of its master lease agreements, to maintain cash or marketable securities equal to at least 20% of the expected annual percentage rents. The IHC Lessee and the Prime Lessee are referred to herein collectively as the "Lessees," and individually as a "Lessee." The Lessees operate and lease hotels owned by the Partnership and its affiliates pursuant to the Percentage Leases, which provide for rent payments equal to the greater of (i) a fixed base rent ("Base Rent") or (ii) percentage rent based on the revenues of the hotels ("Percentage Rent"). The remaining two hotels are operated pursuant to management agreements, one of which is operated by a subsidiary of IHC and one of which is operated by a wholly-owned subsidiary of MeriStar Hotels & Resorts, Inc.

       Effective January 1, 1999 the Company implemented Statement of Position 98-5 which requires organizational costs to be expensed as incurred. Accordingly, the Company recognized a charge to income for its unamortized balance of corporate organizational costs as of January 1, 1999 as a cumulative effect of the change in accounting in the quarter ended March 31, 1999.

       In April 1999, the Company reached an agreement with Wyndham and IHC, amending all leases to include performance standards based upon hotel revenues and minimum expenditures for marketing and maintenance. As a part of the agreement, the Company also received $2 million of additional incentive rent for 1999.

       These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company included in

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


1.     Organization and Basis of Presentation (Continued)

       the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The accompanying condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

2.     Net Income Per Common Share

       Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), requires the presentation of basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the basic earnings per share computation to the numerator and denominator used in the diluted earnings per share computation is presented below for the three and nine months ended September 30, 1999 and 1998.

                                                 For the Three Months Ended September 30,
                                              1999                                      1998
                           ---------------------------------------     --------------------------------------
                              Income         Shares      Per Share        Income        Shares      Per Share
                           (Numerator)    (Denominator)    Amount      (Numerator)   (Denominator)    Amount
                           -----------    -------------  ---------     -----------   -------------  ---------

Net income - basic         $ 9,787,898      37,239,958     $.26        $ 8,590,460     36,384,908     $.24
Dilutive effect of
   potential conversion
   of partnership units
   and elimination of
   minority interest           354,578       1,344,056                     454,707      1,925,915
Dilutive effect of stock
   options outstanding
   using the treasury
   stock method                                                                               386
                           -----------      ----------     ----        -----------     ----------     ----

Net income-diluted         $10,142,476      38,584,014     $.26        $ 9,045,167     38,311,209     $.24
                           ===========      ==========     ====        ===========     ==========     ====


                                                  For the Nine Months Ended September 30,
                                             1999                                        1998
                           ---------------------------------------     -------------------------------------
                              Income         Shares      Per Share        Income         Shares     Per Share
                           (Numerator)    (Denominator)    Amount      (Numerator)   (Denominator)   Amount
                           -----------    -------------  ---------     -----------   -------------  ---------

Net income - basic         $22,023,024      37,216,794     $.59        $25,085,544     35,951,937     $.70
Dilutive effect of
   potential conversion
   of partnership units
   and elimination of
   minority interest           797,971     1,356,646                     1,327,572      1,902,796
Dilutive effect of stock
   options outstanding
   using the treasury
   stock method                                                                            54,523
                           -----------   -----------   -------------   -----------   ------------     ----

Net income-diluted         $22,820,995    38,573,440       $.59        $26,413,116     37,909,256     $.70
                           ===========   ===========   =============   ===========   ============     ====

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


2.     Net Income Per Common Share (Continued)

       For the three and nine months ended September 30, 1999, the Company had approximately 570,000 shares of Common Stock subject to outstanding stock options that were not included in the calculation of dilutive common shares because they were anti-dilutive.

3.     Debt

       Debt is comprised of the following at September 30, 1999:

                  Commercial Mortgage Bonds          $ 82,340,538
                  GMAC Term Loan                       96,856,148
                  Unsecured Lines of Credit           196,825,000
                  Other                                10,508,766
                                                     ------------

                                                     $386,530,452
                                                     ============

       The Company's $219.5 million unsecured line of credit with Bank One (the "Bank One Line") bears interest at a variable rate of LIBOR plus 1.5%, 1.75%, 2.00%, 2.25% or 2.50% as determined by the Company's percentage of total debt to the total value of the Company's investment in hotel properties, as defined in the loan agreement (the "Percentage"). The Percentage is reviewed quarterly, and the interest rate is adjusted as necessary. At September 30, 1999, the interest rate on the Bank One Line was LIBOR (5.40% at September 30, 1999) plus 2.50%. The Bank One Line expires in October 2000.

       In March 1999, the Company obtained an additional $25 million unsecured line of credit from Bank of America, formerly NationsBank (the "Bank of America Line"). The Bank of America Line bears interest at a variable rate of LIBOR plus 1.775%, 1.875%, 2.00%, or 2.25% as determined by the Company's percentage of total debt to total value of the Company's investment in hotel properties, as defined in the loan agreement. The percentage is reviewed quarterly, and the interest rate is adjusted as necessary. At September 30, 1999, the interest rate on the Bank of America Line was LIBOR (5.40% at September 30, 1999) plus 2.25%.
       The Bank of America Line expires in October 2000.

4.     Subsequent Events

       On October 31, 1999, a subsidiary of Hudson Hotels Corporation ("Hudson") defaulted on its obligation to make a $250,000 principal payment to the Company under a promissory note, which note was issued to the Company in connection with the sale of nine of the Company's hotels to a subsidiary of Hudson in October 1997. This is the third principal payment under this promissory note under which Hudson has defaulted in 1999. The unpaid principal balance on the note is approximately $2.6 million. The Company has accelerated the full loan amount upon

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


4.     Subsequent Events (Continued)

       such default in accordance with the terms of the note, but has agreed not to exercise any remedies with respect to such default until the Company gives Hudson one day written notice thereof. The Company may modify the payment terms with respect to principal. Hudson continues to pay interest at the regular interest rate. The promissory note is secured by a pledge of two million shares of Hudson's common stock.

       On October 22, 1999, the Company's Board of Directors approved a stock repurchase program to buy back up to $25 million of common stock on the open market over the next eighteen months, subject to certain market conditions and other factors.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations



                                   BACKGROUND

The Company commenced operations on March 1, 1994 upon completion of its initial public offering (the "IPO") and the simultaneous acquisition of eight Hampton Inn hotels with 995 rooms. Since the IPO, the Company has actively implemented its acquisition strategy. The following chart summarizes information regarding the Company's hotels at September 30, 1999:

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued




RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 and 1998

For the three months ended September 30, 1999 and 1998, the Company had revenues of $34,185,491 and $32,480,531, respectively, consisting of Percentage Lease revenue of $33,892,541 and $32,919,517. The increase in Percentage Lease revenue for the three months ended September 30, 1999 over the comparable period last year resulted from a net gain in Percentage Lease revenue from (1) two hotels purchased by the Company in the second quarter of 1999 and (2) the recognition of $1,013,000 in special Percentage Lease revenue applicable to the amendment of its leases with the Interstate Lessee, offset by (3) Percentage Lease revenue lost by the sale of four hotels in the second quarter of 1999, and (4) a decrease in revenue per available room ("REVPAR"). On a same store basis, revenue per available room for hotels owned by the Company throughout both periods decreased by 1.2% from $57.62 to $56.91. In addition, for hotels, on a comparable hotel basis, which were in operation for the full quarter in both 1999 and 1998 with the same or comparable brand affiliation, regardless of ownership last year, REVPAR (on a pro forma basis) decreased from $57.64 to $57.49, a decrease of .3%.

Real estate and personal property taxes increased over the comparable period in 1998 due primarily to increases in assessed values of certain hotels for real estate tax purposes.

Depreciation and amortization increased over the comparable period in 1998 due primarily to capitalized renovation costs at certain hotels.

Interest expense increased $1,441,949 in the three months ended September 30, 1999 over the comparable period in 1998. The increase was due to an increase in the average outstanding balance of the Company's debt from $331 million for the three months ended September 30, 1998 to $383 million for the three months ended September 30, 1999 and an increase in average interest rates from 7.4% for the quarter ended September 30, 1998 to 7.9% for the quarter ended September 30, 1999.

Funds From Operations (as defined below) were $19,936,074 or $0.52 per share for the three months ended September 30, 1999, compared to $20,516,357 or $0.54 per share for the three months ended September 30, 1998. The decrease is due primarily to the decrease in Percentage Lease revenue resulting from the decrease in REVPAR and increases in interest rates as compared to the same period last year. The Company considers Funds From Operations to be a key measure of a REIT's performance and believes that Funds From Operations should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                        RESULTS OF OPERATIONS, Continued

Nine Months Ended September 30, 1999 and 1998

For the nine months ended September 30, 1999 and 1998, the Company had revenues of $92,205,227 and $82,294,712, respectively, consisting of Percentage Lease revenue of $91,248,792 and $82,377,119. The increase is the result of an increase in the number of hotels owned the entire nine month period of 1999 over 1998 from 82 to 100 and the recognition of $1,673,000 in special Percentage Lease revenue applicable to the amendment of its leases with the Interstate Lessee, which is being recognized in a manner that best reflects the weighting of Percentage Lease revenue over the remainder of 1999, in accordance with the amendment. On a same store basis, REVPAR for hotels owned by the Company throughout both periods decreased by 2.0% from $53.32 to $52.23. In addition, for hotels, on a comparable hotel basis, which were in operation for the full quarter in both 1999 and 1998 with the same or comparable brand affiliation, regardless of ownership last year, REVPAR (on a pro forma basis) decreased from $54.75 to $53.81, a decrease of 1.7%.

Real estate and personal property taxes and depreciation and amortization increased over the comparable period in 1998 due primarily to the increase in the number of hotel properties owned by the Company for the entire nine month period in 1998 and 1999 from 82 properties to 100 properties.

General and administrative expenses increased primarily as a result of (i) increased legal and professional fees and shareholder expenses, resulting from the Company's growth and (ii) increased corporate staff and related expenses.

Interest expense increased $4,536,037 in the nine months ended September 30, 1999 over the comparable period in 1998. The increase was due primarily to an increase in the average outstanding balance of the Company's debt from $279 million for the nine months ended September 30, 1998 to $355 million for the nine months ended September 30, 1999. Average interest rates increased slightly from 7.5% for the quarter ended September 30, 1999 to 7.6% for the quarter ended September 30, 1999.

Funds From Operations (as defined below) were $50,509,365 or $1.31 per share for the nine months ended September 30, 1999, compared to $51,708,800 of $1.36 per share for the nine months ended September 30, 1998. The decrease is due primarily to the decrease in Percentage Lease revenue resulting from the decrease in REVPAR as compared to the same period last year.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



Funds From Operations

Industry analysts generally consider Funds From Operations ("FFO") to be an appropriate measure of the performance of an equity REIT. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. For the periods presented, depreciation, minority interest, the write-off of non-recurring merger expenses and the charge from write-off of deferred organizational costs were the only adjustments. FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments with respect to indebtedness on the hotels.

FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of many real estate companies.

The following is a reconciliation of income before minority interest to Funds From Operations:

                                               Three Months Ended           Nine Months Ended
                                                  September 30,                September 30,
                                           --------------------------    --------------------------
                                              1999           1998           1999           1998
                                           -----------    -----------    -----------    -----------
Income before minority interest and
  change in accounting                     $11,775,289    $10,677,970    $27,852,627    $28,154,773
Less:
    Preferred stock dividends               (1,632,813)    (1,632,803)    (4,898,439)    (1,741,657)
    Gain on sale of hotel properties                                        (269,211)
Add:
    Depreciation of buildings, furniture
         and equipment                       9,793,598      8,580,088     27,824,388     22,404,582
    Loss on sale of hotel properties                          693,801                       693,801
    Merger expenses                                         2,197,301                     2,197,301
                                           -----------    -----------    -----------    -----------

    Funds From Operations                  $19,936,074    $20,516,357    $50,509,365    $51,708,800
                                           ===========    ===========    ===========    ===========

    Weighted average number of
        common shares and units
        outstanding -- diluted              38,584,014     38,311,209     38,573,440     37,909,256
                                           ============   ===========    ===========    ===========

    Funds From Operations per share
         and unit                          $       .52    $       .54    $      1.31    $      1.36
                                           ===========    ===========    ===========    ===========


                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                         LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash to meet its cash requirements, including distributions to its shareholders, is its cash distributions from the Partnership. The Partnership receives cash payments from the Lessees pursuant to the Percentage Leases. The Company's liquidity, including its ability to make distributions to shareholders, is dependent upon the Lessees' ability to make payments under the Percentage Leases. All of the Interstate Lessee's lease obligations are guaranteed by Interstate except for three hotels where Wyndham is the guarantor. The Prime Lessee is required, under the terms of its master lease agreement, to maintain 20% of its expected annual percentage rents generated from the Percentage Leases in cash or marketable securities.

Cash and cash equivalents as of September 30, 1999 were $169,287, compared to $399,952 at December 31, 1998. Additionally, all of the September 30, 1999 receivables due from the Lessees were received prior to the filing of this Quarterly Report on Form 10-Q. Net cash provided by operating activities for the nine months ended September 30, 1999 was $51,646,903.

The Company intends to make additional investments in hotel properties over time and may incur, or cause the Partnership to incur, indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Internal Revenue Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's Board of Directors has adopted a debt limitation policy currently limiting aggregate indebtedness to 45% of the Company's investment in hotel properties at its cost. The Board of Directors can amend, modify or terminate the debt limitation policy at any time without shareholder approval. The Company also intends to continue to sell selected hotels in its current portfolio.

At September 30, 1999, the Company had outstanding debt of approximately $386.5 million, including $196.8 million under its combined lines of credit, $82.3 million under the Commercial Mortgage Bonds (the "Bonds") and $96.9 million under its GMAC term loan, leaving approximately $49.4 million available under the combined lines of credit, after consideration of outstanding letters of credit. Additionally, the Company had $10.5 million of mortgage notes payable assumed in connection with the purchase of two hotels in 1998. The Company's consolidated indebtedness was 42.0% of its investments in hotels, at cost, at September 30, 1999.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                   LIQUIDITY AND CAPITAL RESOURCES, Continued

During the nine months ended September 30, 1999, the Company invested approximately $28 million to fund capital improvements to its hotels, including replacement of carpets, drapes, renovation of common areas and improvement of hotel exteriors. In addition, the Company has committed to fund approximately $2.9 million during the remainder of 1999 for capital improvements.

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

The Company has entered into an agreement to purchase a hotel for approximately $33 million; however, the seller has elected to keep the hotel with the Company's consent, subject to obtaining permanent financing. A financing commitment has been executed by the seller; however, the Company will not be released from the contractual obligations until finalization of funding by the sellers lender. Additionally, the Company owns land for the possible development of an Embassy Suites hotel in Salt Lake City, Utah. Funds needed to acquire and complete these projects, if needed, may be obtained from borrowings under its combined lines of credit and other sources of debt or equity financing.

During the nine months ended September 30, 1999, the Partnership declared distributions in the aggregate of $11,961,381 to its partners, including the Trust, of $.31 per unit of limited partnership interest ("Unit"), and the Company declared distributions in the aggregate of $11,544,724, or $.31 per share to its shareholders, with such distributions being payable on November 1, 1999.

The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowing under its lines of credit. The Company believes that its net cash provided by operations will be adequate to fund both operating requirements and payment of dividends to preferred and common shareholders that are necessary to maintain the Company's REIT status based on current IRS requirements.

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional equity securities of the Company, or, in connection with acquisitions of hotel properties, issuance of Units in the Partnership. Pursuant to the Partnership Agreement for the Partnership, holders of Units have the right to require the Partnership to redeem their Units. During the nine months ended September 30, 1999, 572,847 Units were tendered for redemption. Pursuant to the

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                   LIQUIDITY AND CAPITAL RESOURCES, Continued

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

                           FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words "believes," "anticipate," "expects" and words of similar import. Such forward-looking statements relate to future events and the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from the results or achievement expressed or implied by such forward-looking statements. Risk factors relating to such forward-looking statements are contained in the Company's Current Report on Form 8-K dated March 23, 1999 and filed under the Securities Exchange Act of 1934, as amended. The Company is not obligated to update any such factors.

                              YEAR 2000 COMPLIANCE

Many existing computer programs have been designed to use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Company engaged its hardware and software contractors to implement a compliance program to address the challenges the Year 2000 may present to the Company's corporate systems and applications.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                         YEAR 2000 COMPLIANCE, Continued

The Company's management, as a result of discussions with its hardware and software contractors, modified its corporate systems and applications, and is now in compliance with Year 2000 issues. The Company also has surveyed its customers, franchisors, vendors, and the Lessees, whose failure to convert their systems in a timely fashion could have an impact on the Company's operations. Although the Company does not believe the Year 2000 issue will materially affect its business, financial conditions and results of operations, there can be no assurance that its Year 2000 remediation efforts will fully prevent problems that could affect the Company's business or that any third party upon whose data or services the Company relies will be fully in compliance.

In addition, although the Company has no reasons to believe that the Lessees will not be in compliance by the Year 2000, the Company is unable to determine the extent to which the Year 2000 issue will affect the operations of the hotels. The Company continues to discuss with the Lessees the need for implementing adequate procedures, including contingency plans, to address this issue and has been assured by each Lessee that it is on schedule to complete these compliance issues before the end of the year.

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


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits -- The following exhibits are filed in this Quarterly Report on Form 10-Q:

27       Financial Data Schedule (filed only electronically with the SEC).

(b) Reports on Form 8-K -- The Company filed the following Current Reports on Form 8-K during the period covered by this Quarterly Report on Form 10-Q:

         (1) Current Report on Form 8-K dated June 30, 1999 reporting the Company's current Percentage Lease terms for its hotels (no financial information required).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                          Equity Inns, Inc.



November 8, 1999             By:  /s/Donald H. Dempsey
----------------             ---------------------------------------------------
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
