Form 10-K
period 1999-12-31
EQUITY INNS INC
filed 2000-03-17
CIK 916530

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                       --
               X Annual Report Pursuant to Section 13 or 15(d) of
                                      ---
                      The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999      Commission File Number 01-12073

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X               No
                             -------               -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock and non-voting stock held by nonaffiliates of the Registrant as of March 3, 2000: $224,575,458.
Number of shares of Common Stock, $.01 par value, outstanding as of March 3, 2000: 36,666,252

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders to be held May 11, 2000 (the "Proxy Statement") are incorporated by reference into Part III of this Report.

Exhibit Index beginning on Page 59.

                                EQUITY INNS, INC
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 1999


                                TABLE OF CONTENTS


                                     PART I

                                                                            Page

Item 1.    Business                                                            3

Item 2.    Properties                                                         11

Item 3.    Legal Proceedings                                                  18

Item 4.    Submission of Matters to a Vote of Security Holders                18

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
              Stockholder Matters                                             18

Item 6.    Selected Financial Data                                            20

Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             21

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         27

Item 8.    Financial Statements and Supplementary Data                        28

Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                             51

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant                 51

Item 11.   Executive Compensation                                             51

Item 12.   Security Ownership of Certain Beneficial Owners and
              Management                                                      51

Item 13.   Certain Relationships and Related Transactions                     51

                                     PART IV

Item 14.   Exhibits, Financial Statements, Schedules, and Reports on
              Form 8-K                                                        52

THIS REPORT CONTAINS AND INCORPORATES BY REFERENCE CERTAIN FORWARD- LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "ESTIMATES," "PROJECTS," "EXPECTS" AND SIMILAR WORDS. SUCH FORWARD-LOOKING STATEMENTS RELATE TO FUTURE EVENTS AND THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY, AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM THE RESULTS OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD- LOOKING STATEMENTS. ATTENTION SHOULD BE PAID TO THE VARIOUS FACTORS IDENTIFIED OR INCORPORATED BY REFERENCE IN THIS REPORT WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER, INCLUDING BUT NOT LIMITED TO THOSE DISCUSSED IN THE SECTIONS ENTITLED "INTERNAL GROWTH STRATEGY," "ACQUISITION STRATEGY," "COMPETITION," "LEVERAGE," "ENVIRONMENTAL MATTERS," "TAX STATUS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." THE COMPANY IS NOT OBLIGATED TO UPDATE ANY SUCH FACTORS OR TO REFLECT THE IMPACT OF ACTUAL FUTURE EVENTS OR DEVELOPMENTS ON SUCH FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1.           BUSINESS

(a)   General Development of Business

Equity Inns, Inc. (the "Company") is in the business of acquiring equity interests in hotel properties. The Company commenced operations in March 1994 and is a real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the
"Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and, at December 31, 1999, owned an approximate 96.6% interest in the Partnership. The Company conducts its business through the Partnership and its subsidiaries.

(b)   Financial Information About Industry Segment

The Company is in the business of acquiring equity interests in hotel properties. See the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required in Item 1.

(c)   Narrative Description of Business

In order to qualify as a REIT, neither the Company nor the Partnership can operate hotels. The Company has implemented a strategy of utilizing multiple lessees and hotel management companies for its hotel properties. At December 31, 1999, the Partnership or its affiliates leased 78 of the Company's hotels to affiliates of Interstate Hotels Corporation (formerly named Interstate Hotels Management, Inc.) ("IHC"), which was recently divested from Wyndham
International, Inc., formerly known as Patriot American Hospitality, Inc. ("Wyndham"). Affiliates of IHC are collectively referred to herein as the "Interstate Lessee." All payments due under these Percentage Leases are guaranteed by Interstate Hotels, L.L.C., a subsidiary of IHC, and by IHC (except for three hotels where Wyndham rather than IHC is the guarantor). The Partnership leased 19 hotels to wholly-owned subsidiaries of Prime Hospitality Corporation (collectively, the "Prime Lessee"). All payments due under these Percentage Leases are guaranteed by Prime Hospitality Corporation. The

Interstate Lessee and the Prime Lessee are referred to herein collectively as the "Lessees," and individually as a "Lessee." The Lessees operate and lease hotels owned by the Partnership and its affiliates pursuant to percentage leases (the "Percentage Leases"), which provide for annual rent payments equal to the greater of (i) a fixed base rent ("Base Rent") or (ii) percentage rent based on the revenues of the hotels ("Percentage Rent"). The Company's remaining two hotels are operated pursuant to management agreements with a subsidiary of IHC and with a wholly-owned subsidiary of MeriStar Hotels & Resorts, Inc.

At December 31, 1999, the Partnership owned 99 hotel properties with a total of 12,618 rooms in 35 states (the "Hotels"). The diversity of the portfolio is such that, at December 31, 1999, no individual hotel exceeded 2% of the total rooms in the portfolio. The Company's geographical distribution and franchise diversity is illustrated by the following charts.

                               Franchise Diversity

                                       # of Hotel        # of Rooms/
  Franchise Affiliation                Properties          Suites
  ---------------------                ----------        -----------

  Premium Limited Service Hotels:
        Hampton Inn                        50                6,284
        Hampton Inn & Suites                1                  125
        Holiday Express                     1                  101
        Comfort Inn                         2                  245
                                           --               ------
              Sub-total                    54                6,755
                                           --               ------

  All-Suite Hotels:
        AmeriSuites                        19                2,403

  Premium Extended Stay Hotels:
        Residence Inn                      12                1,431
        Homewood Suites                     9                1,295
                                           --              -------
              Sub-total                    21                2,726
                                           --              -------

  Full Service Hotels:
        Holiday Inn                         4                  557
        Comfort Inn                         1                  177
                                           --               ------
              Sub-total                     5                  734
                                           --               ------

              Total                        99               12,618
                                           ==               ======

                             Geographical Diversity

                         Number of        Number of          Percentage of
State                      Hotels        Suites/Rooms         Suites/Rooms
-----                    ----------      ------------        -------------

Alabama                     3                 382                3.0%
Arizona                     4                 495                3.9%
Arkansas                    1                 123                1.0%
Colorado                    3                 356                2.8%
Connecticut                 3                 405                3.2%
Florida                     8               1,079                8.6%
Georgia                     4                 443                3.5%
Idaho                       1                 104                0.8%
Illinois                    3                 499                4.0%
Indiana                     2                 255                2.0%
Kansas                      2                 260                2.1%
Kentucky                    1                 119                0.9%
Louisiana                   1                 128                1.0%
Maryland                    2                 244                1.9%
Michigan                    3                 399                3.2%
Minnesota                   2                 248                2.0%
Missouri                    2                 242                1.9%
Nebraska                    1                  80                0.6%
Nevada                      1                 202                1.6%
New Jersey                  3                 424                3.4%
New Mexico                  1                 128                1.0%
New York                    1                 154                1.2%
North Carolina              5                 614                4.9%
Ohio                        6                 736                5.8%
Oklahoma                    1                 135                1.1%
Oregon                      1                 168                1.3%
Pennsylvania                2                 249                2.0%
South Carolina              3                 404                3.2%
Tennessee                  10               1,172                9.3%
Texas                       9               1,230                9.7%
Vermont                     2                 200                1.6%
Virginia                    2                 245                1.9%
Washington                  1                 161                1.3%
West Virginia               4                 455                3.6%
Wisconsin                   1                  80                0.6%
                           --              ------              -----

                           99              12,618              100.0%
                           ==              ======              =====


BUSINESS STRATEGY

The Company's primary long-term objective is to increase funds from operations and enhance shareholder value by participating in increased revenues from the Hotels through the Percentage Leases, by acquiring equity interests in additional hotels that meet the Company's investment criteria and by disposition of certain hotels where the Company believes it can enhance its returns through redeployment of capital.

ACQUISITION STRATEGY

The Company intends to acquire additional existing hotel properties that meet its investment criteria, primarily premier upscale limited service, extended-stay, all-suite and underperforming hotels that can be renovated and/or converted to premium franchise brands. In particular, the Company has increasingly emphasized the acquisition of hotel portfolios in order to capitalize on the Company's efficiency and experience in acquisition analysis and transaction structuring and to enable the Company to more rapidly expand its hotel portfolio. Based upon current conditions in the REIT and hotel sectors of the capital markets, the Company intends to focus, in the near term, on improving the performance of its existing portfolio, as opposed to acquiring or developing additional hotels.

The Company has entered into an alliance with a major franchisor of all-suite hotels, Prime Hospitality Corporation. This alliance allows the Company the right of first offer through the year 2000 to purchase up to 20 hotels per year. This alliance provides the Company with a distinct advantage by avoiding the necessity to bid against competition for new acquisitions.

The Company considers investment in hotel properties which meet some or all of the following criteria:

      Particular emphasis is given to premium extended stay and all-suite properties in the upscale and mid-price segment, such as AmeriSuites(R), Homewood Suites(R), Residence Inn(R), Hampton Inn & Suites(R), and Embassy Suites(R) and premium limited service hotels, such as Hampton Inn(R) and Marriott Courtyard(R), with major franchisors such as Hilton Hotels Corporation, Marriott Corporation, and Prime Hospitality Corporation;

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

The Company continually evaluates its hotel portfolio with respect to the potential sale of certain of its hotel properties that no longer meet its investment criteria. Proceeds from the sale of its hotels will be used to repay indebtedness, buy back outstanding shares of the Company's stock or re-invest in hotels meeting the Company's investment criteria.

DEVELOPMENT STRATEGY

The Company may consider selective internal development of hotel properties, principally in the premium extended stay, all-suite and limited service segment of the market. At December 31, 1999, the Company held land in Salt Lake City, Utah for possible construction of an Embassy Suites hotel. However, the Company is continuing to evaluate this project.

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

EMPLOYEES

At March 1, 2000, the Company employed, through a wholly-owned subsidiary, 16 employees.

COMPETITION

The hotel industry is highly competitive with various participants competing on the basis of price, level of service and geographic location. Each of the Hotels is located in a developed area that includes other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on occupancy, Average Daily Rate ("ADR") and Revenue Per Available Room ("REVPAR") of the Hotels or at hotel properties acquired in the future. The Company believes that brand recognition, location, the quality of the hotel, consistency of services provided, and price are the principal competitive factors affecting the Company's hotels.

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

FRANCHISE AGREEMENTS

All of the Hotels operate under franchise licenses. The Company anticipates that most of the additional hotel properties in which it invests will be operated under franchise licenses. The Company believes that the public's perception of quality associated with a franchisor is an important feature in the operation of a hotel. Franchisors provide a variety of benefits for franchisees which include national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems.

The Lessees hold the franchise licenses for the leased hotels. The franchise licenses generally specify certain management, operational, recordkeeping, accounting, reporting and marketing standards and procedures with which the applicable Lessee must comply. The franchise licenses obligate each Lessee to comply with the franchisors' standards and requirements with respect to training of operation personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the Lessee, display of signage, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

Each franchise license generally gives the Lessee the right to operate the particular Hotel under a franchise license for periods ranging up to 20 years. The franchise agreements provide for termination at the franchisor's option upon the occurrence of certain events, including the Lessee's failure to pay royalties and fees or perform its other covenants under the license agreement, bankruptcy, assignment of the license without the consent of the franchisor, or failure to comply with applicable law in the operation of the relevant Hotel. The Lessee may terminate the franchise license only by giving at least 12 months' notice and paying a specific amount of liquidated damages. The Percentage Leases require the Company's consent to any change or termination in the franchise brand. The license agreements will not renew automatically upon expiration. The Partnership made franchise transfer payments to franchisors aggregating approximately $200,000 in 1999. The Partnership is also committed to franchisors to make certain capital improvements to hotel properties, which will be funded from borrowings or working capital. The Partnership made capital improvements of approximately $32.8 million to its hotel properties in 1999, including approximately $10.4 million in renovations required by franchisors. In 2000, the Partnership expects to fund approximately $11.5 million of capital improvements for the Hotels. The Lessees are responsible for making royalty payments under the franchise agreements to the franchisors. Under the franchise agreements, the Lessees pay franchise fees ranging from 6.5% to 8.05% of room revenue. A portion of these fees may be designated for a marketing and reservation fund for the benefit of franchised hotels systemwide.

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

    NAME                         POSITION
    ----                         --------

    Phillip H. McNeill, Sr.      Chairman of the Board, Chief Executive Officer
                                   and Director

    Howard A. Silver             President, Chief Operating Officer and Director

    Donald H. Dempsey            Executive Vice President, Chief Financial
                                   Officer, Secretary, Treasurer and Director

    Phillip H. McNeill, Jr.      Executive Vice President of Development

    J. Ronald Cooper             Vice President, Assistant Secretary, Assistant
                                   Treasurer and Controller

Phillip H. McNeill, Sr. (age 61) is Chairman and Chief Executive Officer of the Company and has been Chairman of McNeill Hospitality Corporation since 1984.
From 1963 to 1977, he served in various capacities, including President and Chief Executive Officer, with Schumacher Mortgage Company, Inc., a mortgage banking firm and subsidiary of Time, Inc. Mr. McNeill has served as President and Director of the Memphis Mortgage Bankers Association and the Tennessee State Mortgage Bankers Association. He has served as a member of the Board of Trustees of the University of Memphis Foundation and as a Director of First Commercial Bank of Memphis. He is currently serving as a member of the Boards of Directors of National Commerce Bancorporation and Interstate Hotels Corporation. Mr. McNeill holds both a B.S. and a J.D. degree from the University of Memphis and is a graduate of the Northwestern School of Mortgage Banking.

Howard A. Silver (age 45) is President and Chief Operating Officer of the Company and has been a certified public accountant since 1980. Mr. Silver joined the Company in May 1994 and has previously served as Executive Vice President of Finance, Secretary, Treasurer and Chief Financial Officer of the Company. From 1992 until joining the Company, Mr. Silver served as Chief

Financial Officer of Alabaster Originals, L.P., Memphis, Tennessee, a fashion jewelry wholesaler. From 1978 to 1985, Mr. Silver was a certified public accountant with the national accounting firm of Coopers & Lybrand L.L.P., and from 1987 to 1992 Mr. Silver was employed as a certified public accountant with the national accounting firm of Ernst & Young. Mr. Silver holds a B.S. in Accounting from the University of Memphis.

Donald H. Dempsey (age 55) is Executive Vice President, Secretary, Treasurer and Chief Financial Officer of the Company. Prior to joining the Company in July 1998, Mr. Dempsey served as Executive Vice President and Chief Financial Officer of Choice Hotels International, Inc. from January 1998 to July 1998. From April 1995 to December 1997, Mr. Dempsey served as Senior Vice President and Chief Financial Officer of Promus Hotel Corporation, from October 1993 to April 1995 as Senior Vice President of Finance and Administration of the Hotel Division of The Promus Companies Incorporated, and from December 1991 to October 1993 as Vice President, Finance of the Hampton Inn/Homewood Suites Hotel Division of The Promus Companies Incorporated. Mr. Dempsey served in various other senior financial and development officer positions within the Hotel Division of The Promus Companies Incorporated and its predecessor companies from 1983 to 1991. From 1969 to 1983, Mr. Dempsey held various corporate and division financial management and administrative positions with Holiday Inns, Inc. Mr. Dempsey was first appointed to the Board of Directors in December 1998. Mr. Dempsey is currently serving on the Board of Directors of John Q. Hammons Hotels, Inc. Mr. Dempsey holds a B.S. in Accounting from Mississippi State University.

Phillip H. McNeill, Jr. (age 38) is Executive Vice President of Development of the Company. From 1994 to 1996, he served as President of Trust Leasing, Inc., formerly McNeill Hotel Co., Inc., the Company's former lessee (the "Former Lessee"), and from 1984 to 1996 served as Vice President of Trust Management, Inc., formerly McNeill Hospitality Corporation, which was an affiliate of the Former Lessee. Mr. McNeill is the son of Phillip H. McNeill, Sr. and holds a B.B.A. from the University of Memphis and is a graduate of the Northwestern School of Mortgage Banking.

J. Ronald Cooper (age 51) is Vice President, Assistant Secretary, Assistant Treasurer and Controller of the Company. From 1994 to 1996, he was Controller and Director of Financial Reporting for the Former Lessee and joined the Former Lessee in October 1994. Mr. Cooper has been a certified public accountant since 1972. From 1978 until joining the Former Lessee, Mr. Cooper was employed as Secretary, Treasurer and Controller of Wall Street Deli, Inc., a publicly-owned delicatessen company. Prior to that, Mr. Cooper was a certified public accountant with the national accounting firm of Coopers & Lybrand L.L.P. from 1970 to 1976. Mr. Cooper holds a B.S. degree in accounting from Murray State University.

ITEM 2.           PROPERTIES

The following table sets forth certain information for the year ended December 31, 1999 with respect to the Hotels on a pro forma basis:

                                                         Year Ended December 31, 1999

                                                                                                  Revenue
                                         Number  Pro Forma    Pro Forma                 Average     Per
                                 Date      Of      Room         Lease                    Daily    Available
                                Opened   Rooms   Revenue(3)  Payment (1)(3)  Occupancy   Rate     Room (2)
                                ------  -------  ----------  --------------  ---------  --------  ---------
Hampton Inn:
Albany, New York                 1986      154     $3,312       $1,585          68.0%    $86.88     $58.93
Ann Arbor, Michigan              1986      150      2,775        1,273          67.4%    $75.15     $50.68
Atlanta (Northlake),
    Georgia                      1988      130      1,754          791          57.7%    $64.08     $36.96
Austin, Texas                    1987      122      2,078          957          66.2%    $71.10     $47.05
Baltimore (Glen Burnie),
    Maryland                     1989      116      2,520        1,169          80.2%    $74.87     $60.04
Beckley, West Virginia           1992      108      1,885          962          73.5%    $65.04     $47.83
Birmingham (Mountain
    Brook), Alabama              1987      131      2,266        1,185          65.2%    $72.67     $47.38
Birmingham (Vestavia),
    Alabama                      1986      123      1,778          719          62.0%    $63.90     $39.60
Chapel Hill, North Carolina      1986      122      2,132        1,066          64.1%    $74.68     $47.88
Charleston, South Carolina       1985      125      2,053          933          66.4%    $67.72     $44.99
Chattanooga, Tennessee           1988      168      2,574        1,138          71.7%    $58.70     $42.10
Chicago (Gurnee), Illinois       1988      134      1,985          796          51.6%    $78.68     $40.58
Chicago (Naperville), Illinois   1987      130      2,449        1,121          72.4%    $71.89     $52.02
Cleveland, Ohio                  1987      123      1,812          854          58.1%    $69.46     $40.35
College Station, Texas           1986      135      2,008          888          62.1%    $65.61     $40.76
Colorado Springs, Colorado       1985      128      1,840          789          57.8%    $68.09     $39.37
Columbia, South Carolina         1985      121      1,686          754          59.3%    $64.31     $38.17
Columbus, Georgia                1986      119      2,067          997          76.8%    $61.96     $47.59
Columbus (Dublin), Ohio          1988      123      2,118        1,009          65.5%    $72.03     $47.17
Dallas (Addison), Texas          1985      160      2,287        1,097          55.1%    $71.20     $39.20
Dallas (Garland), Texas          1987      125        908          429          39.7%    $50.07     $19.90
Dallas (Richardson), Texas       1987      130      1,959          912          62.9%    $65.64     $41.28
Denver (Aurora), Colorado        1985      132      1,731          680          56.6%    $63.62     $36.03
Detroit (Madison Heights),
    Michigan                     1987      124      2,429        1,182          74.6%    $71.90     $53.66
Detroit (Northfield), Michigan   1989      125      2,587        1,296          75.3%    $75.31     $56.71
Fayetteville, North Carolina     1986      122      1,226          439          50.6%    $54.39     $27.54
Ft. Worth, Texas                 1987      125      1,313          397          48.1%    $59.88     $28.75
Gastonia, North Carolina         1989      109      1,977        1,031          73.8%    $67.37     $49.69
Indianapolis, Indiana            1987      129      2,311        1,066          64.6%    $76.02     $49.08
Jacksonville, Florida            1986      122      1,796          697          65.2%    $61.86     $40.33
Kansas City (Overland Park),
    Kansas                       1991      134      2,387        1,132          66.3%    $73.60     $48.81
Kansas City, Missouri            1987      120      2,002          897          62.3%    $73.33     $45.70
Knoxville, Tennessee             1991      118      1,966          838          73.6%    $62.05     $45.65
Little Rock (North),
    Arkansas                     1985      123      1,565          644          59.3%    $58.83     $34.86
Louisville, Kentucky             1986      119      1,895          852          59.5%    $73.36     $43.63
Memphis (Poplar),
    Tennessee                    1985      126      2,628        1,341          74.2%    $77.35     $57.41
Memphis (Sycamore View),
    Tennessee                    1984      117      1,437          500          57.2%    $59.13     $33.81
Meriden, Connecticut             1988      125      2,261        1,111          67.5%    $73.40     $49.56
Milford, Connecticut             1986      148      3,059        1,499          75.6%    $74.95     $56.64
Morgantown, West Virginia        1991      108      2,119        1,078          72.8%    $73.88     $53.76
Nashville (Briley Parkway),
    Tennessee                    1987      120      2,213          981          66.0%    $76.53     $50.53
Norfolk, Virginia                1990      119      2,097        1,019          68.9%    $70.04     $48.27
Pickwick, Tennessee              1994       50        771          258          62.2%    $67.96     $42.26
San Antonio (Bowie), Texas       1995      169      3,579        1,964          69.1%    $84.03     $58.02
Sarasota, Florida                1987       97      1,360          467          61.5%    $62.51     $38.41
Savannah, Georgia                1986      129      2,055          988          70.2%    $62.68     $44.00
Scottsdale, Arizona              1996      126      1,746          814          43.4%    $87.38     $37.96
Scranton, Pennsylvania           1994      129      2,382        1,048          70.3%    $71.98     $50.59



                                                         Year Ended December 31, 1999

                                                                                                  Revenue
                                        Number   Pro Forma    Pro Forma                 Average     Per
                                 Date     Of       Room         Lease                    Daily    Available
                                Opened   Rooms   Revenue(3)  Payment (1)(3)  Occupancy   Rate     Room (2)
                                ------  -------  ----------  --------------  ---------  --------  ---------
Hampton Inn (Continued):
   St. Louis (Westport),
       Missouri                  1987      122      1,717          673          57.2%    $67.35     $38.50
   State College,
       Pennsylvania              1987      120      2,412        1,196          70.4%    $78.23     $55.08

Hampton Inn & Suites:
   Memphis (Bartlett),
       Tennessee                 1998      125      2,060          940          59.3%    $76.12     $45.14

Comfort Inn:
   Dallas (Arlington), Texas     1985      141      1,260          610          41.3%    $59.28     $24.50
   Jacksonville Beach, Florida   1973      177      3,739        1,710          66.6%    $87.40     $58.20
   Rutland, Vermont              1985      104      1,816          785          76.3%    $62.69     $47.84

Residence Inn:
   Boise, Idaho (5)              1986      104      2,662        1,155          84.1%    $83.62     $70.31
   Burlington, Vermont           1988       96      2,563        1,241          85.0%    $86.11     $73.15
   Colorado Springs, Colorado    1984       96      2,541        1,341          80.6%    $89.98     $72.50
   Madison, Wisconsin            1988       80      1,383          456          59.7%    $79.31     $47.36
   Minneapolis (Eagan),
       Minnesota                 1988      120      3,159        1,569          81.0%    $89.05     $72.12
   Oklahoma City, Oklahoma       1982      135      3,002        1,419          78.5%    $77.64     $60.92
   Omaha, Nebraska               1981       80      2,033          824          78.3%    $88.90     $69.61
   Portland, Oregon (1)          1990      168      5,279        2,835          77.8%   $110.67     $86.09
   Princeton, New Jersey         1988      208      6,198        3,269          72.2%   $113.02     $81.63
   Somers Point,
       New Jersey (5)            1988      120      3,355        1,340          76.5%   $100.25     $76.71
   Tinton Falls, New Jersey      1988       96      3,193        1,549          84.7%   $107.55     $91.12
   Tucson, Arizona               1985      128      3,253        1,592          86.0%    $80.99     $69.63

Holiday Inn:
   Bluefield, West Virginia      1980      120      1,953          867          64.8%    $68.82     $44.60
   Charleston (Mt. Pleasant),
       South Carolina            1988      158      3,018        1,483          69.0%    $76.53     $52.77
   Oak Hill, West Virginia       1983      119      1,155          530          43.0%    $61.89     $26.59
   Wilkesboro, North Carolina    1985      101      1,217          596          52.7%    $62.63     $33.00
   Winston-Salem, North
       Carolina                  1969      160        795          494          22.8%    $59.89     $13.63

Homewood Suites:
   Augusta, Georgia              1997       65      1,405          661          65.6%    $90.37     $59.24
   Chicago, Illinois (4)         1999      235                   4,159
   Cincinnati (Sharonville),
       Ohio                      1990      111      2,292        1,062          70.2%    $80.57     $56.57
   Hartford, Connecticut         1990      132      4,119        2,103          79.2%   $107.95     $85.50
   Memphis (Germantown),
       Tennessee                 1996       92      1,946          908          65.3%    $88.80     $57.96
   Orlando, Florida (4)          1999      252                   2,740
   Phoenix, Arizona              1996      124      3,525        1,604          72.0%   $108.19     $77.88
   San Antonio, Texas            1996      123      2,732        1,166          72.5%    $84.00     $60.86
   Seattle, Washington           1998      161      4,295        2,575          65.2%   $112.16     $73.09

AmeriSuites:
   Albuquerque, New Mexico       1997      128      2,460        1,248          76.8%    $68.54     $52.65
   Baltimore, Maryland           1996      128      2,957        1,528          75.6%    $83.96     $63.46
   Baton Rouge, Louisiana        1997      128      2,649        1,412          73.9%    $76.77     $56.70
   Birmingham, Alabama           1997      128      1,998          909          60.8%    $70.30     $42.76
   Cincinnati (Blue Ash), Ohio   1990      127      1,969          876          56.3%    $75.41     $42.47
   Cincinnati (Forest Park),
       Ohio                      1992      126      2,375        1,130          68.5%    $75.44     $51.65
   Columbus, Ohio                1994      126      2,553        1,233          70.8%    $78.40     $55.51
   Flagstaff, Arizona            1993      117      1,902          839          70.6%    $63.12     $44.54
   Indianapolis, Indiana         1992      126      2,466        1,253          64.7%    $82.84     $53.61




                                                         Year Ended December 31, 1999

                                                                                                  Revenue
                                        Number   Pro Forma    Pro Forma                 Average     Per
                                 Date     Of       Room         Lease                    Daily    Available
                                Opened  Rooms    Revenue(3)  Payment (1)(3)  Occupancy   Rate     Room (2)
                                ------  ------   ----------  --------------  ---------  --------- ---------
AmeriSuites (Continued):
     Jacksonville, Florida       1996      112      1,745          770          64.8%    $65.84     $42.69
     Las Vegas, Nevada           1998      202      4,610        2,380          80.4%    $77.81     $62.53
     Kansas City (Overland
         Park), Kansas           1994      126      2,517        1,225          69.4%    $78.89     $54.74
     Memphis (Wolfchase),
         Tennessee               1996      128      2,276        1,030          61.9%    $78.76     $48.71
     Miami, Florida              1996      126      3,220        1,852          86.8%    $80.66     $70.02
     Miami (Kendall), Florida    1996       67      2,209        1,357          89.0%   $101.48     $90.33
     Minneapolis, Minnesota      1997      128      2,541        1,274          68.6%    $79.27     $54.39
     Nashville, Tennessee        1997      128      2,432        1,244          68.7%    $75.76     $52.05
     Richmond, Virginia          1992      126      2,555        1,295          70.0%    $79.42     $55.56
     Tampa, Florida              1994      126      3,160        1,803          73.9%    $93.02     $68.72
                                        ------   --------     --------          ----     ------     ------

Consolidated Totals/Weighted
    Average for all Hotels              12,618   $227,809     $115,753          67.0%    $75.80     $51.51
                                        ======   ========     ========          ====     ======     ======

--------------------

(1) Represents lease payments calculated on a pro forma basis by applying the rent provisions in the Percentage Leases using historical room revenues of the hotels as if January 1, 1999 was the beginning of the lease year.

(2)     Determined by multiplying occupancy and the average daily rate.

(3)     Amounts in thousands.

(4) Hotel was not open for the entire period; therefore, pro forma results are not available, minimum rent has been assumed.

(5) Hotel operated under a management contract; lease payment amount represents operating income after payment of management fees and other hotel operating expenses.


THE PERCENTAGE LEASES

All but two of the Hotels owned by the Partnership are separately leased to the Lessees under a Percentage Lease. All Percentage Leases with the Lessees have a non-cancelable initial term of ten to fifteen years, subject to earlier termination upon the occurrence of certain contingencies described in the Percentage Leases. During the term of each Percentage Lease, the Lessees are obligated to pay (i) the greater of Base Rent or Percentage Rent and (ii) certain other amounts, including interest accrued on any late payments or charges. Base Rent accrues and is required to be paid monthly. Percentage Rent is based on percentages of room revenues and to a lesser extent, food and beverage revenues, if any, for each of the Hotels. Both the Base Rent and the threshold room revenue amount in each Percentage Rent formula will be adjusted annually for changes in the CPI. The adjustment is calculated at the beginning of each lease year after a holding period of the first full calendar year of the lease, based upon the average change in the CPI during the prior 24 months. The adjustment in any lease year may not exceed 7% of the Base Rent and threshold room revenue amounts for the prior fiscal year. Percentage Rent is payable quarterly, on or before the 30th day following the end of each of the calendar quarters in each fiscal year.

The following table summarizes the percentages of room revenues in excess of certain levels payable as Percentage Rent under the Percentage Leases as of January 1, 2000.

                                       Range of Percentages of Room Revenue
                                          First Tier            Top Tier
                                        --------------        -----------

Full Service (1)                        28% to 38%            65% to 77%

Extended Stay                           27% to 49.4%          65% to 75%

All-Suite                               35.7% to 59.7%        69% to 76.1%

Limited Service                         22% to 37%            62% to 74%

(1) Percentage Rent formula also includes 15%-30% of beverage revenue and 5%-15% of food revenue.

Two of the Hotels are operated pursuant to management agreements between a subsidiary of the Company and third party management companies, with management fees ranging from 3% to 5% of total hotel revenues.

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

            (vi) if the franchise agreement with respect to a Hotel is terminated as a result of any action or failure to act by the Lessee or its agents (other than a failure to complete a capital improvement required by the franchisor resulting from the Partnership's failure to fund such capital improvements); or

            (vii) the occurrence of an event of default under the Lease Guaranties with respect to the hotels leased to the Interstate Lessee or IHC's inability to maintain a liquid net worth of not less than 15% of the rent paid under all Percentage Leases between the Partnership and the Interstate Lessee (the "Minimum Liquid Net Worth"), if uncured for 30 days, or if IHC makes a distribution and after giving effect to such distribution, IHC's liquid net worth shall be less than the Minimum Net Worth.

Performance Standards in Interstate Percentage Leases. In 1999 each Percentage Lease with the Interstate Lessee was amended to include the following new performance standards:

            (i) In the event that a leased hotel does not produce REVPAR in an amount of at least 93% of the estimated amount under the applicable operating budget for any two consecutive quarters, the Partnership shall give the lessee notice of potential termination. If, in each of the two following quarters, such hotel continues to achieve negative REVPAR variance to the estimated amount of at least 7%, the Partnership has the option at any time thereafter to terminate the relevant Percentage Lease upon at least 30 days notice, unless the Interstate Lessee pays the Partnership during such 30-day period an amount equal to the sum the Partnership would have received as rent had the hotel maintained REVPAR equal to 93% of the budgeted amount minus the amount of rent previously received by the Partnership for such period. If such hotel does not meet or exceed the REVPAR budgeted for it for any fiscal year, then the hotel's threshold room revenue amount in the hotel's Percentage Rent formula will not be adjusted for changes in CPI, but the hotel's Base Rent shall be adjusted for changes in CPI;

            (ii) In the event the REVPAR yield index, as reported by Smith Travel Research, declines by five or more percentage points for any calendar year compared with the previous calendar year, or in the event a leased hotel performs at below 100% of such REVPAR yield index for any four consecutive calendar quarters, the Partnership shall have the option at any time thereafter to terminate the applicable Percentage Lease upon 30 days notice, unless during such 30-day period the Interstate Lessee pays to the Partnership rent equal to the amount of rent the Partnership would have received for such period had the performance of such hotel met such criteria minus the amount of rent the Partnership actually received for such period;

            (iii) In the event the Interstate Lessee fails either of the above performance standards, then the Interstate Lessee may elect to terminate the relevant Percentage Lease within 30 days after such failure, effective 90 days after the Interstate Lessee gives notice of its election to terminate, all provided the Interstate Lessee timely pays to the Partnership a termination fee. The amount of such termination fee is on a declining scale, equal to the total estimated rent for the affected Percentage Lease under the relevant operating budget if terminated during the first fiscal year declining to a minimum of 20% of the total rent accrued during the fiscal year prior to the date of termination if terminated during any fiscal year after the eighth fiscal year;

            (iv) The Partnership shall have the right to terminate any Percentage Lease on 30 days notice if during any fiscal year the Interstate Lessee does not expend or incur in accordance with generally accepted accounting principles at least 95% of the dollar amounts contained in the operating budget for sale and marketing expenses (excluding certain franchisor-related advertising and marketing expenses) and property maintenance; and

            (v) The Partnership shall have the right to terminate any Percentage Lease on 30 days notice if any general manager or director of sales of a hotel is transferred to another hotel or similar property owned, leased, or managed by IHC, the Interstate Lessee or an affiliate in the same market without the Partnership's consent and such person is not transferred back to such hotel within 15 days notice from Equity Inns.

The Partnership's sole remedy in the event of any failure to meet any of the above performance standards shall be the termination of the relevant Percentage Lease; provided, however, that neither the failure to meet any performance standard under any Percentage Lease with the Interstate Lessee nor the termination of a Percentage Lease based sole upon the failure to meet a performance standard shall result in a cross-default under any other Percentage Leases, nor shall the Partnership incur any termination payment as a result of a termination of a Percentage Lease for failure to meet the performance standards.

If an Event of Default occurs and continues beyond any curative period, the Partnership will have the option of terminating the Percentage Lease and any other Percentage Leases between the Partnership and the Lessee.

Performance Standard in Prime Percentage Leases. With respect to the Percentage Leases between the Partnership and the Prime Lessee, unless caused by unavoidable delays (due to, among other things, acts of God, strikes and lock-outs), upon a "REVPAR Market Decline" (as defined in the Percentage Leases with the Prime Lessee), the Partnership may terminate the applicable Percentage Lease upon 30 days prior written notice to the Prime Lessee, unless during such 30-day period the Prime Lessee pays the Partnership as additional Base Rent an amount reasonably calculated by the Partnership and specified in such notice that is equal to the sum the Partnership would have received as rent had the Percentage Lease met the minimum criteria to avoid such a REVPAR Market Decline.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1999, through the solicitation of proxies or otherwise.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

(a)  Market Information

The Company's common stock, $.01 par value (the "Common Stock") is traded on the New York Stock Exchange (the "NYSE") under the symbol "ENN." The following table sets forth for the indicated periods the high and low closing prices for the Common Stock as traded through the facilities of the NYSE and the cash distributions declared per share:

                                     Price Range       Distributions
                                --------------------     Declared           Record
                                   High       Low        Per Share           Date
                                ---------   --------   -------------  ------------------
Year Ended December 31, 1998:
  First Quarter                      $16    $14-1/4        $0.31      March 27, 1998
  Second Quarter                $16-1/16   $13-3/16        $0.31      June 30, 1998
  Third Quarter                  $14-1/8     $9-7/8        $0.31      September 30, 1998
  Fourth Quarter               $11-13/16     $8-3/4        $0.31      December 31, 1998

Year Ended December 31, 1999:
  First Quarter                  $10-1/8     $8-1/2        $0.31      March 31, 1999
  Second Quarter                 $10-1/8     $9-1/4        $0.31      June 30, 1999
  Third Quarter                  $9-5/16     $8-1/2        $0.31      September 30, 1999
  Fourth Quarter                 $8-9/16     $6-1/4        $0.31      December 30, 1999

(b)  Stockholder Information

On March 3, 2000, there were 1,135 record holders of the Company's Common Stock, including shares held in "street name" by nominees who are record holders, and approximately 27,000 beneficial owners.

(c)  Distributions

In order to qualify as a REIT for federal income tax purposes, the Company must distribute to shareholders annually at least 95% of its taxable income. The Company's ability to make distributions is dependent on the receipt of distributions from the Partnership. The Partnership's primary source of revenue consists of rent payments from the Lessees under the Percentage Leases. The Company, as general partner of the Partnership through the Trust, intends to cause the Partnership to distribute to its partners sufficient amounts to permit the Company to make regular quarterly distributions to its shareholders in an annual amount necessary to maintain the Company's REIT status.

A portion of the distribution to shareholders is expected to represent a return of capital for federal income tax purposes which generally will not be subject to federal income tax under current law. The Company's distributions made in 1999 and 1998 are considered to be approximately 33% and 26% return of capital, respectively, for federal income tax purposes.

Future distributions paid by the Company will be at the discretion of the Board of Directors of the Company and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the directors of the Company deem relevant.

(d)  Recent Sales of Unregistered Securities

In the year ended December 31, 1999, the Company issued no securities which were not registered pursuant to the Securities Act of 1933, as amended under either a registration statement on Form S-3 or Form S-8.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth (i) selected historical operating and other financial information for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 and (ii) selected historical balance sheet data as of December 31, 1999, 1998, 1997, 1996 and 1995. The selected historical financial information has been derived from the historical financial statements of the Company audited by PricewaterhouseCoopers LLP, independent accountants.

The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere in this report.

                                EQUITY INNS, INC
                             SELECTED FINANCIAL DATA

                      (in thousands, Except Per Share Data)

                                                       Year Ended December 31,
                                           1999       1998       1997       1996       1995
                                         --------   --------   --------   --------   --------
Operating Data:

      Revenue                            $118,424   $106,731   $ 71,761   $ 38,430   $ 24,145
      Net income                           29,316     31,595     23,543     14,473      8,511
      Preferred stock dividends             6,531      3,374
      Net income applicable to common
          shareholders                     22,785     28,221     23,543     14,473      8,511
      Income before extraordinary
          item per common share               .61        .78        .88        .69        .70

      Net income per common share,
          basic and diluted                   .61        .78        .82        .69        .70

      Distributions declared per

          common share and Unit              1.24       1.24       1.14       1.12       1.00

      Weighted average number of
          common shares and Units
          outstanding-diluted              38,570     38,001     29,963     21,681     12,920

Balance Sheet Data:

      Investments in hotel properties,
          net                            $814,537   $790,132   $617,072   $309,202   $218,429

      Total assets                        832,119    807,023    635,525    317,880    225,067

      Debt                                381,175    331,394    233,206     77,399     74,939

      Minority interest in Partnership     12,008     19,070     19,035      7,728      6,073

      Shareholders' Equity                412,252    431,264    360,172    222,951    137,493

Other Data:

      Funds from operations (1)          $ 61,180   $ 64,985   $ 45,748   $ 26,397   $ 15,804

      Funds from operations per
          common share and Unit              1.59       1.71       1.53       1.22       1.22

(1) Represents Funds from Operations ("FFO") of the Company on a consolidated basis. Industry analysts generally consider FFO to be an appropriate measure of the performance of an equity REIT. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation, and after adjustment for unconsolidated partnerships and joint ventures. For the periods presented, depreciation, minority interest, the write-off of non-recurring merger expenses and the charge from write-off of deferred organizational costs were the Company's only adjustments to net income for the determination of FFO. The Company's computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments with respect to indebtedness on the hotels.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Equity Inns, Inc. (the "Company") is a self-advised real estate investment trust ("REIT") which commenced operations on March 1, 1994. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at December 31, 1999 owned an approximate 96.6% interest in the Partnership.

In order to qualify as a REIT, neither the Company nor the Partnership can operate hotels. Therefore, the Partnership leases 78 of the Company's hotels to affiliates of Interstate Hotels Corporation ("IHC"), formerly named Interstate Hotels Management, Inc., which was recently divested from Wyndham International, Inc. ("Wyndham"), formerly known as Patriot American Hospitality, Inc. IHC is referred to herein as the "Interstate Lessee." All payments due under these Percentage Leases are guaranteed by Interstate Hotels, L.L.C., a subsidiary of IHC, and IHC (except for three hotels where Wyndham rather than IHC is the guarantor). The Partnership leased 19 hotels to wholly-owned subsidiaries of Prime Hospitality Corporation (collectively, the "Prime Lessee"). All payments due under these Percentage Leases are guaranteed by Prime Hospitality Corporation. The IHC Lessee and the Prime Lessee are referred to herein collectively as the "Lessees," and individually as a "Lessee." The Lessees operate and lease hotels owned by the Partnership and its affiliates pursuant to the Percentage Leases, which provide for rent payments equal to the greater of
(i) a fixed base rent ("Base Rent") or (ii) percentage rent based on the revenues of the hotels ("Percentage Rent"). The remaining two hotels are operated pursuant to management agreements, one of which is operated by a subsidiary of IHC and one of which is operated by a wholly-owned subsidiary of MeriStar Hotels & Resorts, Inc. The Partnership's, and therefore the Company's, principal sources of revenue are lease payments made by the Lessees under the Percentage Leases. Percentage Rent is based primarily upon the hotels' room revenues and, to a lesser extent, food and beverage revenues.

Recent Highlights

Since its inception, the Company has taken steps to position itself for growth and stability. Several changes have occurred since December 31, 1998 which add significantly to these efforts. These events are as follows:

     Acquisitions and Disposition of Hotels

     Since  the  IPO,  the  Company  has  actively  implemented  its acquisition
     strategy.   During  1999,  1998  and   1997,  the  Company   acquired   the
     following types of hotels for the approximate amounts indicated:

                                     1999                   1998                   1997
                                -----------------      -----------------      -----------------
                                No. of   Purchase      No. of   Purchase      No. of   Purchase
                                Hotels     Price       Hotels     Price       Hotels     Price
                                ------   --------      ------   --------      ------   --------
                                       (in thousands)         (in thousands)         (in thousands)
     Premium Limited Service                              2     $ 20,100         34    $198,574
     Premium Extended Stay         2     $56,676          5       68,350          6      61,650
     All-Suite                                            9       96,996         10      86,966
                                   -     -------         --     --------         --    --------

                                   2     $56,676         16     $185,446         50    $347,190
                                   =     =======         ==     ========         ==    ========

            During 1999, the Partnership sold five hotels (Hampton Inn, Nashville (Brentwood), Tennessee; Comfort Inn, Enterprise, Alabama; Hampton Inn, Southaven, Mississippi; Hampton Inn, Destin, Florida; Hampton Inn, Traverse City, Michigan) to third parties for aggregate sales prices of approximately $29 million. The Company realized a gain of approximately $1,130,000 as a result of these sales. The sales prices were paid in cash.

            Lessee Relationship

            As a result of certain restructuring changes at Wyndham, including a spin-off of the hotel management business Wyndham acquired from Interstate Hotels Company (which includes the Percentage Leases with the Interstate Lessee) into a separate public company, the Company entered into a consolidated lease amendment with its Interstate Lessee on March 31, 1999 (the "Consolidated Amendment") for 78 of the Company's hotels. The consolidated lease amendment became effective as of April 15, 1999.

            Under the terms of the Consolidated Amendment, the Interstate Lessee relinquished the right of first refusal to lease the Company's hotels. The Company relinquished the right of first refusal to purchase Interstate assets in the future. In the event the Interstate Lessee desires to sell its current Percentage Leases with the Company, the Company has a right of first offer to purchase the leases.

            In addition, performance standards have been included in all existing Percentage Leases based on revenues of the hotels and expenditures for marketing and maintenance of the hotels, and the Company, in April 1999, received $2 million of additional 1999 incentive rent.

            Debt Restructuring

            In March 1999, the Company obtained a $25 million unsecured line of credit (the "Bank of America Line") from Bank of America. The Bank of America Line bears interest at a variable rate of LIBOR plus 1.775%, 1.875%, 2.00%, 2.25% or 2.50% as determined by the Company's percentage of total debt to total value of the Company's investment in hotel properties, as defined in the loan agreement. The percentage is reviewed quarterly, and the interest rate is adjusted as necessary. At December 31, 1999, the interest rate on the Bank of America Line was LIBOR (5.82% at December 31, 1999) plus 2.50%. The Bank of America Line expires in October 2000.

            On June 21, 1999, the Company financed $97,020,000 with GMAC Commercial Mortgage Company at an interest rate of 8.37%. The principal amount of the loan is amortized over 25 years, with the unpaid balance due and payable in July 2009. Proceeds from the completion of this loan were used to repay existing debt under the Bank One Line (as defined below). In connection with the GMAC financing, 19 of the Company's hotel properties with a carrying value of approximately $181 million collateralize the loan.

            On June 23, 1999, the Company amended its $250 million unsecured line of credit (the "Bank One Line") primarily to allow for the measurement of certain ratios and covenants against a trailing twelve month period, which is consistent with industry practice. At that time, certain participant banks elected to reduce their exposure to lodging REITs, resulting in the Bank One Line being reduced to $219.5 million. The Bank One Line bears interest at a variable rate of LIBOR plus 1.5%, 1.75%, 2.00%, 2.25% or 2.50% as determined by the Company's percentage of total debt to the total value of the Company's investment in hotel properties, as defined in the loan agreement which is reviewed quarterly, and the interest rate is adjusted as necessary. At December 31, 1999, the interest rate on the Bank One Line was LIBOR (5.82% at December 31, 1999) plus 2.50%. The Bank One Line expires in October 2000.

            In October 1999, the Company's Board of Directors approved a stock repurchase program authorizing the Company to buy back up to $25 million of its Common Stock over the next eighteen months, subject to certain market conditions and other factors in the Company's discretion. The stock repurchase is to be funded primarily by proceeds from the sale of hotels not currently meeting the Company's investment criteria. At December 31, 1999, a total of 557,300 shares had been repurchased at a cost of $3.9 million.

Results of Operations

Comparison of the Company's operating results for the year ended December 31, 1999 with the year ended December 31, 1998.

For the year ended December 31, 1999, the Company had total revenues of $118.4 million, consisting substantially of Percentage Lease revenue. This compares with total revenue of $106.7 million for the year ended December 31, 1998.

Increases in revenue from hotel operations for the year ended December 31, 1999 as compared to 1998 are due to (i) an increased number of hotels being owned and leased by the Partnership throughout 1999, (ii) a full year of operation in 1999 of hotels acquired in 1998 and (iii) the recognition of the $2 million in special percentage lease revenue applicable to the amendment of the Company's leases with the Interstate Lessee. Assuming all hotels which were in operation a full year in both 1999 and 1998 had been owned and leased as of January 1, 1998, revenue per available room ("REVPAR") on a pro forma basis would have decreased 2.0% compared to 1998.

Real estate and personal property taxes and general and administration expenses in the aggregate remained fairly constant in 1999 as compared to 1998 as a percentage of total revenue. Interest expense increased to $27.9 million from $21.6 in 1998 due primarily to borrowings incurred to finance the Company's acquisitions and slightly higher interest rates on the Company's variable rate borrowings. The Company's weighted average interest rates on outstanding borrowings during the years ended December 31, 1999 and 1998, were 7.74% and 7.46%, respectively. Net income applicable to common shareholders for 1999 was $22.8 million or $0.61 per share, compared to $28.2 million or $0.78 per share for 1998.

Comparison of the Company's operating results for the year ended December 31, 1998 with the year ended December 31, 1997.

For the year ended December 31, 1998, the Company had total revenues of $106.7 million, consisting substantially of Percentage Lease revenue. This compares with total revenues of $71.8 million for the year ended December 31, 1997.

Increases in revenue from hotel operations for the year ended December 31, 1998 as compared to 1997 are due to (i) an increased number of hotels being owned and leased by the Partnership throughout 1998, (ii) increases in ADR and/or occupancy at many of the hotels leased during both years, and (iii) a full year of operation in 1998 of hotels acquired in 1997. Assuming all hotels which were in operation a full year in both 1998 and 1997 had been owned and leased as of January 1, 1997, REVPAR on a pro forma basis would have increased .7% over 1997.

Real estate and personal property taxes and general and administrative expenses in the aggregate remained fairly constant in 1998 as compared to 1997 as a percentage of total revenue. Interest expense increased to $21.6 million from $12.6 million in 1997 due primarily to borrowings incurred to finance the Company's acquisitions. The Company's weighted average interest rate on outstanding borrowings during the years ended December 31, 1998 and 1997, was 7.46% and 7.53%, respectively. Net income applicable to common shareholders for 1998 was $28.2 million or $0.78 per share, compared to $23.5 million or $0.82 per share for 1997.

Funds from Operations

Industry analysts generally consider Funds from Operations ("FFO") to be an appropriate measure of the performance of an equity REIT. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. For the periods presented, depreciation, minority interest, the write- off of non-recurring merger expenses and the charge from write-off of deferred organization costs were the Company's only adjustments to net income for the definition of FFO. The Company's computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments with respect to indebtedness on the hotels.

The following reconciliation of net income to FFO illustrates the difference in the two measures of operating performance:

                                             For the Years Ended December 31,
                                             1999                       1998
                                            -------                    -------
                                       (in thousands, except per share and Unit data)

Net income                                  $29,316                    $31,595

Less:
     Gain on sale of hotel properties        (1,130)
     Preferred stock dividends               (6,531)                    (3,374)

Add:
     Minority interest                          819                      1,492
     Depreciation of buildings,
         furniture and fixtures              38,573                     32,370
     Loss on sale of hotel properties                                      705
     Change in accounting for corporate
         organization costs                     133
     Non-recurring merger expenses                                       2,197
                                            -------                    -------

Funds from Operations                       $61,180                    $64,985
                                            =======                    =======

Weighted average number of
     common shares and Units
     outstanding                             38,570                     38,001
                                            =======                    =======

Funds from Operations per common share
     and Unit                               $  1.59                    $  1.71
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

Cash and cash equivalents were $361,000 at December 31, 1999, compared to $400,000 at December 31, 1998. Excess cash balances are used to reduce the Company's outstanding debt. For the year ended December 31, 1999, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $71.5 million.

The Company intends to make additional investments in hotel properties and may incur, or cause the Partnership to incur, indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's Board of Directors has adopted a policy limiting aggregate indebtedness to 45% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness. This policy may be amended at any time by the Board of Directors without shareholder vote.

At December 31, 1999, the Company had outstanding debt of approximately $381.2 million, including $174.5 million under the $219.5 million unsecured line of credit with Bank One (the "Bank One Line"), $18.0 million under the $25 million unsecured line of credit with Bank of America (the "Bank of America Line"), $81.7 million under the Commercial Mortgage Bonds (the "Bonds"), and $96.6 million under the GMAC term loan, leaving $39.5 million available under the Bank One Line after consideration of outstanding letters of credit, $7 million under the $25 million unsecured line of credit from Bank of America and $10.0 million available under the NBC Credit Line. Additionally, the Company had $10.4 million of mortgage notes payable assumed in connection with the purchase of two hotels in 1998. The Company's consolidated indebtedness was 42.2% of its investments in hotels, at cost, at December 31, 1999.

In December 1997, the Company entered into an interest rate swap agreement with a financial institution on a notional principal amount of $75 million. The agreement effectively fixes the interest rate on floating rate debt at a rate of 5.90% plus 1.50%, 1.75%, 2.00%, 2.25%, or 2.50% as determined by the Company's percentage of total debt to the total value of the Company's investments in hotel properties, as defined in the Company's Bank One Line and Bank of America Line loan agreements (the "Percentage"). In May 1999, the Company entered into a second interest rate swap on a notional principal amount of $40 million, which effectively fixes the interest rate on floating rate debt at a rate of 5.24% plus the Percentage. These swap agreements will expire in October 2000.

During 1999, the Company invested $32.8 million, including $10.4 million for renovations required by franchisors, to fund capital improvements to its hotels, including replacement of carpets, drapes, renovation of common areas and improvements of hotel exteriors. In addition, the Company expects to fund approximately $11.5 million in 2000 for capital improvements.

The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowings under its Bank One Line, Bank of America Line and the NBC Credit Line. Under the Bank One Line and the Bonds, the Partnership is obligated to fund 4% of room revenues per quarter on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the Hotels. During 1999 and 1998, non-recurring enhancements for capital expenditures exceeded this threshold, which based upon 4% of room revenue, were $9.3 million and $8.6 million, respectively.

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 1994, and expects to continue to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986. Accordingly, no provision for federal income taxes has been reflected in the financial statements.

REITs are subject to a number of organizational and operational requirements. For example, for federal income tax purposes, a REIT, and therefore the Company, is required to pay distributions of at least 95% of its taxable income to its shareholders. The Company intends to pay these distributions from operating cash flows. During 1999, the Partnership distributed an aggregate of $47.7 million to its partners, or $1.24 per Unit (including $46.1 million of distributions to the Company to fund distributions to shareholders of $1.24 per share in 1999). During 1998, the Partnership distributed an aggregate of $47.2 million to its partners, or $1.24 per Unit (including $44.9 million of distributions to the Company to fund distributions to shareholders of $1.24 per share in 1998). For federal income tax purposes, approximately 33% of 1999 distributions represented a return of capital, compared with approximately 26% for 1998.

The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under the Bank One Line, Bank of America Line and the NBC Credit Line. The Company believes that its net cash provided by operations will be adequate to fund both operating requirements and payment of distributions by the Company in accordance with REIT requirements.

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional equity securities of the Company or, in connection with acquisitions of hotel properties, the issuance of Partnership Units. Pursuant to the Partnership Agreement for the Partnership, subject to certain holding period requirements, holders of Units in the Partnership have the right to require the Partnership to redeem their Units. During the year ended December 31, 1999, 632,129 Units were tendered for redemption. Pursuant to the Partnership Agreement, the Company has the option to redeem Units tendered for redemption on a one-for-one basis for shares of Common Stock or for an equivalent amount of cash. The Company anticipates that it will acquire any Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock and has agreed to register such shares so as to be freely tradeable by the recipient.

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

Revenue Recognition and Impact of Recently Issued Accounting Standards to be
  Adopted in 2000

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides guidance on revenue recognition. SAB 101 is effective for fiscal years beginning after December 15, 1999. SAB 101 requires that a lessor not recognize contingent rental income until annual specified hurdles have been achieved by the Lessees. During 1999 and prior years, the Company has recognized contingent rentals throughout the year since it was considered probable that the Lessees would exceed the annual specified hurdles. The Company has reviewed the terms of its Percentage Leases and has determined that the provisions of SAB 101 materially impact the Company's revenue recognition on an interim basis, effectively deferring the recognition of revenue from its Percentage Leases from the first and second quarters of the calendar year to the third and fourth quarters. SAB 101 will not impact the Company's revenue recognition on an annual basis nor will it impact the Company's interim or annual cash flow or its Funds from

Operations from its third party Lessees, and therefore will not effect its ability to pay dividends. The Company will account for SAB 101 as a change in accounting principle effective January 1, 2000.

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including, without limitation, statements containing the words "believes," "estimates," "projects," "anticipates," "expects" and words of similar import. Such forward-looking statements relate to future events and the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from the results or achievement expressed or implied by such forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain financial market risks, the most predominant of which is the fluctuation in interest rates. At December 31, 1999, the Company's exposure to market risk for a change in interest rates is related solely to its debt outstanding under its $219.5 million Bank One Line, its $25 million Bank of America Line and its $10 million NBC Credit Line (collectively referred to as the "Facilities"). Total debt outstanding under the Facilities totaled $192.5 million at December 31, 1999. In December 1997, the Company entered into an interest rate swap agreement, expiring in October 2000, with a financial institution on a notional principal amount of $75 million. The agreement effectively fixes the interest rate on floating rate debt at a rate of 5.90% plus 1.50%, 1.75%, 2.00%, 2.25%, or 2.50% as determined by the
Company's percentage of total debt to the total value of the Company's investments in hotel properties, as defined in the Company's Bank One Line and Bank of America Line loan agreements (the "Percentage"). In May 1999, the Company entered into a second interest rate swap agreement, expiring in October 2000, on a notional principal amount of $40 million, which effectively fixes the interest rate on floating rate debt at a rate of 5.24% plus the Percentage. Thus, at December 31, 1999, the Company had $77.5 million of variable rate debt outstanding under the Facilities that was exposed to fluctuations in the market rate of interest.

The Company's operating results are affected by changes in interest rates, primarily as a result of borrowing under the Facilities. If interest rates increased by 25 basis points, the Company's annual interest expense would have increased by approximately $275,000, based on balances outstanding during the year ended December 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)  Financial Statements:

The following financial statements are located in this report on the pages indicated.

Equity Inns, Inc.                                                           Page

  Report of Independent Accountants                                          29
  Consolidated Balance Sheets as of December 31, 1999 and
    1998                                                                     30
  Consolidated Statements of Operations for the years ended
    December 31, 1999, 1998 and 1997                                         31
  Consolidated Statements of Shareholders' Equity for the
    years ended December 31, 1999, 1998 and 1997                             32
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997                                         34
  Notes to Consolidated Financial Statements                                 35
  Schedule III -- Real Estate and Accumulated Depreciation
    as of December 31, 1999                                                  49

(b)  Supplementary Data:

Quarterly Financial Information

     Unaudited quarterly results for 1999 and 1998 are summarized as follows:

                                 First        Second       Third         Fourth
                               Quarter (1)  Quarter (1)  Quarter  (1)  Quarter (1)
                               -----------  -----------  ------------  -----------
     1999                              (in thousands, except per share data)
     ----
Revenue                          $26,076      $31,944       $34,185      $26,219
Net income applicable to
    common shareholders            3,259        8,976         9,788          762
Income before extraordinary

    item per common share            .09          .24           .26          .02

Net income per common share,
    basic and diluted                .09          .24           .26          .02

     1998
     ----

Revenue                          $21,577      $28,237       $32,481      $24,436
Net income applicable to
    common shareholders            6,004       10,491         8,590        3,136
Net income per common
    share, basic and diluted         .17          .29           .24          .09

------------------------

(1) Acquisitions of hotel properties throughout both years, coupled with the seasonality of the hotels, have impacted the trend of quarterly results for the periods shown.

Report of Independent Accountants

To the Board of Directors and
Shareholders of Equity Inns, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Equity Inns, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in Item 14(a) of this Form 10-K, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Memphis, Tennessee January 21, 2000,
except as to Note 4, for which the
date is January 25, 2000

                                EQUITY INNS, INC.
                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)


                                                  December 31,   December 31,
                                                     1999           1998
                                                  ------------   -----------
Assets:
     Investment in hotel properties, net           $814,537        $790,132
     Cash and cash equivalents                          361             400
     Due from Lessees                                 5,124           6,288
     Notes receivable                                 3,314           3,215
     Deferred expenses, net                           7,019           6,313
     Deposits and other assets                        1,764             675
                                                   --------        --------

       Total Assets                                $832,119        $807,023
                                                   ========        ========

Liabilities and Shareholders' Equity:
     Debt                                          $381,175        $331,394
     Accounts payable and accrued expenses           13,755          12,316
     Distributions payable                           12,929          12,979
     Minority interest in Partnership                12,008          19,070
                                                   --------        --------

       Total Liabilities                            419,867         375,759
                                                   --------        --------

Commitments and contingencies (Note 6)

Shareholders' Equity:
     Preferred stock, $.01 par value,
       10,000,000 shares authorized,
       2,750,000 issued and outstanding
       at December 31, 1999 and 1998                 68,750          68,750
     Common stock, $.01 par value,
       50,000,000 shares authorized,
       37,308,523 and 36,438,535 shares
       issued and outstanding at December 31,
       1999 and 1998, respectively                      373             364
     Additional paid-in capital                     416,354         407,833
     Treasury stock, at cost, 557,300 shares         (3,883)
     Unearned directors' and officers'
       compensation                                  (2,375)         (2,006)
     Predecessor basis assumed                       (1,264)         (1,264)
     Distributions in excess of net earnings        (65,703)        (42,413)
                                                   --------        --------
       Total Shareholders' Equity                   412,252         431,264
                                                   --------        --------

     Total Liabilities and Shareholders' Equity    $832,119        $807,023
                                                   ========        ========






                   The accompanying notes are an integral part of these consolidated financial statements.

                                EQUITY INNS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                   For the Years Ended December 31,
                                                     1999        1998         1997
                                                   --------    --------      -------
Revenue:
Percentage lease revenues                          $116,459    $106,661      $70,478
Gain (loss) on sale of hotel properties               1,130        (705)         666
Other income                                            835         775          617
                                                   --------    --------      -------
     Total Revenue                                  118,424     106,731       71,761
                                                   --------    --------      -------

Expenses:
Real estate and personal property taxes              12,756      10,411        6,688
Depreciation and amortization                        38,856      32,665       20,214
Interest                                             27,947      21,587       12,601
Amortization of loan costs                            1,210         834        1,013
General and administrative                            5,150       4,650        4,142
Amortization of unearned directors' and
     officers' compensation                             891         331           92
Rental expense                                        1,346         969          566
Merger expense                                                    2,197
                                                   --------    --------      -------
     Total Expenses                                  88,156      73,644       45,316
                                                   --------    --------      -------

Income before extraordinary charges
    and minority interest                            30,268      33,087       26,445

Extraordinary charges
    Change in accounting for corporate
         organizational costs                           133
    Write-off of deferred financing fees                                       1,984
                                                   --------    --------      -------

Income before minority interest                      30,135      33,087       24,461

Minority interest                                       819       1,492          918
                                                   --------    --------      -------

Net income                                           29,316      31,595       23,543

Preferred stock dividends                             6,531       3,374
                                                   --------    --------      -------

Net income applicable to common
    shareholders                                   $ 22,785    $ 28,221      $23,543
                                                   ========    ========      =======

Net income per common share, basic and diluted:

        Income before extraordinary item           $    .61    $    .78      $   .88
        Extraordinary charge                                                     .06
                                                   --------    --------      -------

         Net income                                $    .61    $    .78      $   .82
                                                   ========    ========      =======

Weighted average number of common
     shares and units outstanding - diluted          38,570      38,001       29,963
                                                   ========    ========      =======

                  The accompanying notes are an integral part of these consolidated financial statements.

                                EQUITY INNS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (in thousands, except share and per share data)



                                           Preferred Stock          Common Stock       Additional     Treasury Stock
                                         -------------------   ---------------------    Paid-In      -----------------
                                           Shares    Dollars     Shares      Dollars    Capital      Shares    Dollars
                                         ---------   -------   -----------   -------   -----------   -------   --------
Balance at December 31, 1996                                    23,693,278    $237     $238,748

Issuance of common shares, net of
    offering expenses                                           11,082,300     111      144,428

Issuance of common shares to officers
    and directors through exercise of
   of stock options                                                 90,000       1        1,124

Amortization of unearned officers'
    and directors' compensation

Net income applicable to common
    shareholders

Distributions ($1.14 per share)

Adjustments to minority interest from
    issuance of common shares and
    partnership units                                                                     2,834
                                         ---------   -------   -----------   -------   -----------   -------   --------
Balance at December 31, 1997                                    34,865,578     349      387,134

Issuance of common shares, net of
    offering expenses                                            1,286,718      13       18,795

Issuance of preferred shares, net of
    offering expenses                    2,750,000   $68,750                             (2,408)

Issuance of common shares to officers
    in lieu of cash bonus                                           69,123       1        1,062

Issuance of common shares to
    directors in lieu of cash
    compensation                                                     4,042                   55

Issuance of restricted common
    shares to officers and directors                               161,000       1        2,135

Issuance of common shares to
    officers through exercise of stock
    options                                                          9,000                  112

Forfeitures of unvested shares by an
    officer, upon resignation                                       (6,000)                 (73)

Amortization of unearned officers' and
    directors' compensation

                                                          Unearned
                                                          Directors'    Predecessor   Disbributions
                                                        and Officers'      Basis      In Excess of
                                                        Compensation      Assumed     Net Earnings     Total
                                                        -------------   -----------   -------------   --------

Balance at December 31, 1996                              $ (366)        $(1,264)      $(14,404)      $222,951

Issuance of common shares, net of
    offering expenses                                                                                  144,539

Issuance of common shares to officers
    and directors through exercise of
   of stock options                                                                                      1,125

Amortization of unearned officers'
    and directors' compensation                               92                                            92

Net income applicable to common
    shareholders                                                                         23,543         23,543

Distributions ($1.14 per share)                                                         (34,912)       (34,912)

Adjustments to minority interest from
    issuance of common shares and
    partnership units
                                                        -------------   -----------   -------------   --------

Balance at December 31, 1997                                (274)         (1,264)       (25,773)       360,172

Issuance of common shares, net of
    offering expenses                                                                                   18,808

Issuance of preferred shares, net of
    offering expenses                                                                                   66,342

Issuance of common shares to officers
    in lieu of cash bonus                                                                                1,063

Issuance of common shares to
    directors in lieu of cash
    compensation                                                                                            55

Issuance of restricted common
    shares to officers and directors                      (2,136)                                            0

Issuance of common shares to
    officers through exercise of stock
    options                                                                                                112

Forfeitures of unvested shares by an
    officer, upon resignation                                 73                                             0

Amortization of unearned officers' and
    directors' compensation                                  331                                           331

                                EQUITY INNS, INC.

                 (in thousands, except share and per share data)

                                           Preferred Stock          Common Stock       Additional     Treasury Stock
                                         -------------------   ---------------------    Paid-In      -----------------
                                           Shares    Dollars     Shares      Dollars    Capital      Shares    Dollars
                                         ---------   -------   -----------   -------   -----------   -------   --------
Issuance of common shares upon
    redemption of Units                                             49,074     525

Net income applicable to common
    shareholders

Distributions ($1.24 per share)

Adjustments to minority interest from
    issuance of common shares and
    partnership units                                                                       496
                                         ---------   -------   -----------   -------   -----------   -------   --------
Balance at December 31, 1998             2,750,000    68,750    36,438,535     364      407,833

Issuance of common shares to
    officers in lieu of cash bonus                                  98,820       1          987

Issuance of common shares to
    directors in lieu of cash
    compensation                                                     9,235      80

Issuance of restricted common
    stock to officers and directors                                129,800       1        1,259

Repurchase of Treasury Stock                                                                         557,300   $(3,883)

Offering expenses                                                                           (30)

Amortization of unearned officers'
    and directors' compensation

Issuance of common shares upon
    redemption of Units                                            632,129       7        6,266

Net income applicable to common
    shareholders

Distributions ($1.24 per share)

Adjustments to minority interest from
    purchase of treasury stock,
    issuance of common shares and
    partnership units                                                                       (41)
                                         ----------   -------   ----------    ----     --------      -------   -------
Balance at December 31, 1999              2,750,000   $68,750   37,308,523    $373     $416,354      557,300   $(3,883)
                                         ==========   =======   ==========    ====     ========      =======   =======
                                                          Unearned
                                                          Directors'    Predecessor   Disbributions
                                                        and Officers'      Basis      In Excess of
                                                        Compensation      Assumed     Net Earnings     Total
                                                        -------------   -----------   -------------   --------
Issuance of common shares upon
    redemption of Units                                                                                    555

Net income applicable to common
    shareholders                                                                         28,221         28,221

Distributions ($1.24 per share)                                                         (44,861)       (44,861)

Adjustments to minority interest from
    issuance of common shares and
    partnership units                                                                                      496
                                                         -------         -------       --------       --------

Balance at December 31, 1998                              (2,006)         (1,264)       (42,413)       431,264

Issuance of common shares to
    officers in lieu of cash bonus                                                                         988

Issuance of common shares to
    directors in lieu of cash
    compensation                                                                                            80

Issuance of restricted common
    stock to officers and directors                       (1,260)                                            0

Repurchase of Treasury Stock                                                                            (3,883)

Offering expenses                                                                                          (30)

Amortization of unearned officers'
    and directors' compensation                              891                                           891

Issuance of common shares upon
    redemption of Units                                                                                  6,273

Net income applicable to common
    shareholders                                                                         22,785         22,785

Distributions ($1.24 per share)                                                         (46,075)       (46,075)

Adjustments to minority interest from
    purchase of treasury stock,
    issuance of common shares and
    partnership units                                                                                      (41)
                                                         -------         -------       --------       --------

Balance at December 31, 1999                             $(2,375)        $(1,264)      $(65,703)      $412,252
                                                         =======         =======       ========       ========


                  The accompanying notes are an integral part of these consolidated financial statements.

                                EQUITY INNS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 For the Years Ended December 31,
                                                                  1999         1998        1997
                                                                -------      -------      -------
Cash flows from operating activities:

Net income                                                      $29,316      $31,595      $23,543
Adjustment to reconcile net income to net cash
   provided by operating activities:
        (Gain) loss on sale of hotel properties                  (1,130)         705         (666)
        Depreciation and amortization                            38,856       32,665       20,214
        Amortization of loan costs                                1,210          834        1,013
        Write-off of debt costs                                                             1,984
        Change in accounting for corporate
            organizational costs                                    133
        Amortization of unearned directors' and
            officers' compensation                                  891          331           92
        Directors' compensation                                      80           55
        Minority interest                                           819        1,492          918
        Changes in assets and liabilities:
            Due from Lessees                                      1,164         (363)      (2,548)
            Note receivable                                         (99)         669       (3,884)
            Deferred expenses                                         5          (11)          (8)
            Deposits and other assets                            (1,089)         503          215
            Accounts payable and accrued expenses                 1,359          911        9,529
                                                                -------      -------      -------
                 Net cash flow provided by operating
                     activities                                  71,515       69,386       50,402
                                                                -------      -------      -------
Cash flows from investing activities:

Acquisitions of hotel properties                                (57,188)    (175,576)    (337,069)
Improvements and additions to hotel properties                  (32,800)     (25,998)     (18,083)
Cash paid for franchise applications                               (234)        (215)      (2,144)
Proceeds from sale of hotel properties                           28,323        8,250       43,207
                                                                -------      -------      -------
                 Net cash flow used in investing activities     (61,899)    (193,539)    (314,089)
                                                                -------      -------      -------
Cash flows from financing activities:

Gross proceeds from public offering of common stock                           20,145      153,388
Gross proceeds from public offering of preferred stock                        68,750
Purchase of Treasury stock                                       (2,815)
Payment of offering expenses                                        (30)      (3,745)      (8,849)
Proceeds from exercise of stock options                                          112        1,125
Distributions paid                                              (54,305)     (48,262)     (32,656)
Borrowings under revolving credit facility                      166,150      179,475      326,411
Payments on revolving credit facility                          (210,250)     (89,725)    (256,885)
Borrowings under CMBS credit facility                                                      88,000
Payments under CMBS credit facility                              (2,351)      (2,195)      (1,717)
Borrowings under GMAC Term Loan                                  97,020
Payments on GMAC Term Loan                                         (459)
Payments on debt assumed                                           (260)        (160)
Cash paid for loan costs                                         (2,286)         (28)      (5,067)
Payments on capital lease obligations                               (69)          (4)          (2)
                                                                 -------      -------     -------
                 Net cash flow provided by (used in)
                     financing activities                        (9,655)     124,363      263,748
                                                                -------      -------      -------
Net increase (decrease) in cash and cash
   equivalents                                                      (39)         210           61

Cash and cash equivalents at beginning of year                      400          190          129
                                                                -------      -------      -------
Cash and cash equivalents at end of year                        $   361      $   400      $   190
                                                                =======      =======      =======

Supplemental disclosure of cash flow information --
   Interest paid                                                $27,537      $20,947      $12,226
                                                                =======      =======      =======


                  The accompanying notes are an integral part of these consolidated financial statements.

                                EQUITY INNS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization

Equity Inns, Inc. (the "Company") is in the business of acquiring equity interests in hotel properties. The Company is a real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at December 31, 1999 owned an approximate 96.6% interest in the Partnership.

As of December 31, 1999, the Partnership or its affiliates owned 99 hotel properties, with a total of 12,618 rooms in 35 states. The Partnership or its affiliates, under operating leases providing for the payment of percentage rent (the "Percentage Leases"), leased 78 of the Company's hotels to affiliates of Interstate Hotels Corporation (formerly named Interstate Hotels Management, Inc.) ("IHC"), which was recently divested from Wyndham International, Inc., formerly known as Patriot American Hospitality, Inc. ("Wyndham"). IHC is referred to herein as the "Interstate Lessee." All payments due under these Percentage Leases are guaranteed by Interstate Hotels, L.L.C., a subsidiary of IHC, and IHC (except for three hotels where Wyndham rather than IHC is the guarantor). The Partnership leased 19 hotels to wholly-owned subsidiaries of Prime Hospitality Corporation (collectively, the "Prime Lessee"). All payments due under these Percentage Leases are guaranteed by Prime Hospitality Corporation. The IHC Lessee and the Prime Lessee are referred to herein collectively as the "Lessees", and individually as a "Lessee." The Lessees operate and lease hotels owned by the Partnership and its affiliates pursuant to the Percentage Leases, which provide for rent payments equal to the greater of
(i) a fixed base rent ("Base Rent") or (ii) percentage rent based on the revenues of the hotels ("Percentage Rent"). The remaining two hotels are operated pursuant to management agreements, one of which is operated by a subsidiary of IHC and one of which is operated by a wholly-owned subsidiary of MeriStar Hotels & Resorts, Inc.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated  financial  statements include the accounts of the Company, the
Trust  and  the   Partnership.   All  significant   intercompany   balances  and
transactions have been eliminated.

Investment in Hotel Properties

The hotel properties are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of the assets which range from 5 to 40 years for buildings and components and 5 to 7 years for furniture and equipment.

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

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents.

Deferred Expenses

Deferred expenses are recorded at cost and consist of the following at December 31, 1999 and 1998:

                                                 1999             1998
                                                ------           ------
                                                    (in thousands)
       Initial franchise fees                   $3,712           $3,712
       Loan costs                                6,694            4,413
       Other                                                        260
                                                ------           ------
                                                10,406            8,385
       Accumulated amortization                 (3,387)          (2,072)
                                                -------          ------

                                                $7,019           $6,313
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

Deposits and Other Assets

Deposits include escrow deposits and other prepayments relating to the potential acquisition of hotel properties.

Interest Rate Swap Agreements

The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The agreements are contracts to exchange floating rate interest payments for fixed rate interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure the interest to be received or paid and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate agreements is recognized as an adjustment to interest expense.

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

A reconciliation of the numerator and denominator used in the basic earnings per share computation to the numerator and denominator used in the diluted earnings per share computation is presented below for the years ended December 31, 1999, 1998 and 1997, respectively.

                                                               For the Years Ended December 31,
                         -----------------------------------------------------------------------------------------------------------
                                         1999                                1998                                1997
                         ----------------------------------- ----------------------------------- -----------------------------------
                            Income      Shares     Per Share   Income       Shares     Per Share   Income       Shares     Per Share
                         (Numerator) (Denominator)   Amount  (Numerator) (Denominator)   Amount  (Numerator) (Denominator)  Amount
                         ----------- ------------- --------- ----------- ------------- --------- ----------- ------------- ---------
                                                                                    (in thousands except per share data)

Net income applicable to
  common shareholders-
  basic                    $22,785       37,225      $.61      $28,221       36,073      $.78      $23,543       28,773     $.82
Dilutive effect of
  potential conversion
  of partnership units
  and elimination of
  minority interest            819        1,345                  1,492        1,907                    918        1,129
Dilutive effect of stock
  options outstanding
  using the treasury
  stock method                                                                   21                                  61
                           -------       ------      ----     -------        ------      ----      -------       ------     ---

Net income applicable to
  common shareholders-
  diluted                  $23,604       38,570      $.61     $29,713        38,001      $.78      $24,461       29,963     $.82
                           =======       ======      ====     =======        ======      ====      =======       ======     ====

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

Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes primarily due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. Distributions made to shareholders in 1999 and 1998 are considered to be approximately 33% and 26% return of capital, respectively, for federal income tax purposes.

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

Reclassifications

Certain reclassifications of the prior year amounts have been made to conform with the current year presentation.

3.       Investment in Hotel Properties

Hotel properties consist of the following at December 31:

                                               1999                  1998
                                             --------              --------
                                                     (in thousands)
       Land                                  $103,315              $102,897
       Buildings and improvements             695,923               655,300
       Furniture and equipment                112,817                97,556
       Construction in progress                 3,366                 2,854
                                             --------              --------
                                              915,421               858,607
       Less accumulated depreciation         (100,884)              (68,475)
                                             --------              --------

                                             $814,537              $790,132
                                             ========              ========

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



3.     Investment in Hotel Properties, Continued

Fifty-four of the hotel properties are premium limited service hotels, five are full service hotels, twenty-one are premium extended stay hotels, and nineteen are all-suite hotels.

During 1999 and 1998, the Company acquired the following types of hotels for the approximate amounts indicated:

                                            1999                           1998
                                -----------------------------  -----------------------------
                                No. of Hotels  Purchase Price  No. of Hotels  Purchase Price
                                -------------  --------------  -------------  --------------
                                               (in thousands)                 (in thousands)
  Mid-scale Limited Service                                         2           $ 20,100
  Upscale Extended Stay               2           $56,676           5             68,350
  Upscale All-Suite                                                 9             96,996
                                      -           -------          --           --------

                                      2           $56,676          16           $185,446
                                      =           =======          ==           ========

The above acquisitions were accounted for as purchases, and the results of such acquisitions are included in the Company's consolidated statements of operations from the dates of acquisition.

During 1999, the Partnership sold five hotels (Hampton Inn, Nashville (Brentwood), Tennessee; Comfort Inn, Enterprise, Alabama; Hampton Inn, Southaven, Mississippi; Hampton Inn, Destin, Florida; Hampton Inn, Traverse City, Michigan) to third parties for an aggregate sales price of approximately $29 million. The Company realized a gain of approximately $1,130,000 as a result of these sales. The sales price was paid in cash.

During January 2000, the Partnership sold a Residence Inn hotel in Madison, Wisconsin to a third party for an aggregate sales price of approximately $4.2 million. The Company realized a loss of approximately $280,000 as a result of the sale. The sales price was paid in cash.

4.     Notes Receivable

Notes receivable consist of the following at December 31:

                                                      1999             1998
                                                     ------           ------
                                                         (in thousands)
Hudson Hotels Properties Corporation, a
    subsidiary of Hudson Hotels Corporation          $2,634           $2,884

Rosemont Hospitality Group, L.L.C.                      141

Officers of the Company                                 539              331
                                                     ------           ------

                                                     $3,314           $3,215
                                                     ======           ======

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



4.     Notes Receivable, Continued

On August 13, 1997, the Company sold nine Hampton Inn hotels to a subsidiary of Hudson Hotels Corporation ("Hudson") for a purchase price of approximately $46.25 million, $3.9 million of which was in the form of a two-year note bearing interest at an annual rate of 10%, and secured by two million shares of Hudson Hotels Corporation common stock. In 1998, the Company modified the repayment terms of the note and extended the term of the note by one year. In 1999, Hudson defaulted on its obligation to make three of the four scheduled principal payments on the outstanding balance of the note, although Hudson continues to make regular interest payments in accordance with the terms of the promissory note. The Company has accelerated the full loan amount of the note due upon such default in accordance with the terms of the note, but has agreed not to exercise any remedies with respect to such default until at such time the Company gives Hudson one day written notice thereof. The Company is currently discussing the restructuring of the note with Hudson, in connection with Hudson's overall financial restructuring. The Company's management does not believe that a write-off or reduction in principal is appropriate at this time.

In December 1999, the Company assigned its obligation to purchase a Hawthorn Suites hotel in Chicago to Rosemont Hospitality Group, L.L.C. As a result, the Company received a note receivable in the amount of $140,878 as reimbursement for expenses incurred in regard to the proposed acquisition of the hotel. The note bears interest at 10% and is due on December 31, 2000.

In January 1998 and 1999, the Company advanced loans to its officers in the amount of $330,508 and $308,803, respectively, for taxes relating to 1997 and 1998 bonuses taken in shares of the Company's common stock, $.01 par value ("Common Stock"), in lieu of cash, of which $100,764 was repaid in February 1998. At December 31, 1999, the aggregate amount of notes receivable from officers of the Company is $538,547. In January 2000, the Company advanced loans to its officers in the amount of $94,413 for taxes relating to 1999 bonuses taken in Common Stock in lieu of cash. All loans are non-interest bearing and have an original term of one year, but have historically been extended an additional year for each year that they are not repaid. However, all loans are due in full upon termination of employment or upon retirement.

5.     Debt

Debt is comprised of the following at December 31:

                                                  1999                1998
                                                --------            --------
                                                       (in thousands)
            Revolving credit facilities         $192,500            $236,600
            Commercial Mortgage Bonds             81,738              84,088
            GMAC Term Loan                        96,561
            Mortgage notes payable                10,376              10,637
            Other                                                         69
                                                --------            --------

                                                $381,175            $331,394
                                                ========            ========

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



5.     Debt, Continued

In February 1997, the Company, through a subsidiary, issued $88 million of rated Commercial Mortgage Bonds (the "Bonds") in a private placement transaction as follows:

              Initial
             Principal      Interest           Stated
  Class       Amount          Rate            Maturity        Rating
  -----    -------------    --------     -----------------    ------
    A      $27.4 million      6.825%     November 20, 2006     AA
    B      $50.6 million      7.370%     December 20, 2015     A
    C      $10.0 million      7.580%     February 20, 2017     BBB

The initial combined interest rate for all three issues of Bonds was fixed at 7.22%. The combined interest rate on the outstanding balances on all three issues of Bonds at December 31, 1999 is 7.25%. Principal payments are to be applied to each class of Bonds in order of their respective maturities with no principal payment on any Bond until all Bonds in a bond class with an earlier stated maturity have been paid in full. The Company expects to repay these Bonds in full within 10 years with no prepayment penalty. Twenty-three hotel properties with a carrying value of approximately $135.5 million at December 31, 1999 and their respective Percentage Leases collateralize the Bonds.

Aggregate annual principal payments for the next five years at December 31, 1999 for the Bonds are as follows (in thousands):

                        Year                  Amount
                        ----                  ------

                        2000                  $2,518
                        2001                   2,698
                        2002                   2,890
                        2003                   3,096
                        2004                   3,317

The Company's $219.5 million unsecured line of credit with Bank One (the "Bank One Line") bears interest at a variable rate of LIBOR plus 1.5%, 1.75%, 2.00%, 2.25% or 2.50% as determined by the Company's percentage of total debt to the total value of the Company's investment in hotel properties, as defined in the loan agreement (the "Percentage"). The Percentage is reviewed quarterly, and the interest rate is adjusted as necessary. At December 31, 1999, the interest rate on the Bank One Line was LIBOR (5.82% at December 31, 1999) plus 2.50%. The Bank One Line expires in October 2000.

The Company's $10,000,000 line of credit with the National Bank of Commerce (the "NBC Credit Line") bears interest at the bank's prime rate (8.50% at December 31, 1999) and is unsecured. The NBC Credit Line has a three-year term, expiring in September 2000.

In March 1999, the Company obtained a $25 million unsecured line of credit from Bank of America, formerly NationsBank (the "Bank of America Line"). The Bank of America Line bears interest at a variable rate of LIBOR plus 1.5%, 1.75%, 2.00%, 2.25% or 2.50% as determined by the Company's percentage of total debt to total value of the Company's investment in hotel properties, as defined in the loan agreement. The percentage is reviewed quarterly, and the interest rate is adjusted as

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)





5.     Debt, Continued

necessary. At December 31, 1999, the interest rate on the Bank of America Line was LIBOR (5.82% at December 31, 1999) plus 2.50%. The Bank of America Line expires in October 2000.

In December 1997, the Company entered into an interest rate swap agreement with a financial institution on a notional principal amount of $75 million. The agreement effectively fixes the interest rate on floating rate debt at a rate of 5.90% plus the Percentage. In May 1999, the Company entered into a second interest rate swap on a notional principal amount of $40 million, which effectively fixes the interest rate on floating rate debt at a rate of 5.24% plus the Percentage. These swap agreements will expire in October 2000.

In June 1999, the Company financed $97,020,000 with GMAC Commercial Mortgage Company (the "GMAC Term Loan") at an interest rate of 8.37%. The principal amount of the loan is amortized over 25 years, with the unpaid balance due and payable in July 2009. The proceeds from this loan were used to repay existing debt under the Bank One Line. In connection with this transaction, 19 of the Company's hotel properties with a carrying value of approximately $181 million collateralize the loan. The agreement requires a quarterly deposit into a separate room renovation account for the amount by which 4% of room revenues at the Company's hotels exceeds the amount expended by the Company during the year for replacement of furniture, fixtures and equipment and capital improvements for the hotels. For the year ended December 31, 1999, actual expenditures exceeded the amounts required.

In connection with the purchase of a Hampton Inn hotel in San Antonio, Texas in April 1998, the Partnership assumed a mortgage note payable with a principal balance of approximately $6.5 million. The note bears interest at 10% and is due in monthly principal and interest installments of approximately $66,000. The note is due September 1, 2015. The hotel securing this note has a carrying value of $12.5 million at December 31, 1999.

In connection with the purchase of a Residence Inn hotel in Boise, Idaho in April 1998, the Partnership assumed a mortgage note payable with a principal balance of approximately $4.3 million. The note bears interest at a variable rate which, as of December 31, 1999, was approximately 8.6% and is due in monthly principal and interest installments of approximately $39,000. The note is due December 1, 2016 and contains a prepayment penalty. The hotel securing this note has a carrying value of approximately $7.5 million at December 31, 1999.

Aggregate principal payments at December 31, 1999 for the next five years for the mortgage notes payable described above are as follows (in thousands):

                        Year                  Amount
                        ----                  ------

                        2000                  $286
                        2001                   314
                        2002                   345
                        2003                   379
                        2004                   416

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



5.     Debt, Continued

The weighted average interest rate on the Company's outstanding borrowings during 1999 and 1998 was 7.74% and 7.46%, respectively. Fees of .50% are paid quarterly on the unused portion of the Bank One Line and the Bank of America Line and .20% on the NBC Credit Line. The carrying amount of the Company's borrowings on its revolving credit facilities approximates fair value due to the Company's ability to obtain such borrowings at comparable interest rates.

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

The Bank One Line and the Bank of America Line agreements require the Company to maintain certain debt coverage ratios and certain levels of cash flow, with which the Company was in compliance at December 31, 1999. Additionally, the agreements require a quarterly deposit into a separate room renovation account for the amount by which 4% of room revenues at the Company's hotels exceeds the amount expended by the Company during the year for replacement of furniture, fixtures and equipment and capital improvements for the hotels. For the years ended December 31, 1999 and 1998, actual expenditures exceeded the amounts required.

6.     Commitments and Related Party Transactions

All of the hotels are operated under franchise agreements and are licensed as Hampton Inn hotels (50), AmeriSuites hotels (19), Residence Inn hotels (12), Homewood Suites hotels (9), Holiday Inn hotels (5), Comfort Inn hotels (3), and Hampton Inn & Suites hotels (1). The franchisors approve the transfer of the franchise licenses to the Lessee when the Partnership acquires each hotel property. The franchise agreements require the payment of fees based on a percentage of hotel room revenue which are paid by the Lessee.

The Lessees have future lease commitments to the Company under the Percentage Leases for various terms extending through 2014. Minimum future rental income (Base Rents) under these non-cancelable operating leases is as follows (in thousands):

                     Year                     Amount

                     2000                     $ 78,042
                     2001                       77,263
                     2002                       77,263
                     2003                       77,263
                     2004                       77,263
                     2005 and thereafter       509,757
                                              --------

                                              $896,851
                                              ========

The Company earned Base Rents of $77.0 million, $65.9 million and $38.3 million and Percentage Rents in excess of Base Rents of $39.5 million, $40.8 million and $32.2 million, respectively, for the

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



6.     Commitments and Related Party Transactions, Continued

years ended December 31, 1999, 1998 and 1997. The Percentage Lease revenue is based on a percentage of gross room revenue, and, if applicable, food and beverage revenue of the hotels. The Percentage Leases range in terms from ten to fifteen years. Rental rates on all fifteen-year leases are required to be re-negotiated after ten years. Both the Base Rent and the threshold room revenue amount in each Percentage Rent formula are adjusted annually for changes in the U.S. Consumer Price Index ("CPI"). The adjustment is calculated on January 1 of each year, provided the lease has been in effect for a complete calendar year and is based upon the average change in the CPI during the prior 24 months. The adjustment in any lease year may not exceed 7%. Effective January 1, 2000, ninety-three of the Percentage Leases were adjusted, resulting in a 1.92% increase in both Base Rent and threshold room revenue.

At December 31, 1999, the Lessees owed the Company $5,124,000 representing fourth quarter Percentage Rent. All of the amounts due were collected prior to January 31, 2000.

Under the Percentage Leases, the Partnership is obligated to pay the costs of real estate and personal property taxes and to maintain underground utilities and structural elements of the Hotels. In addition, the Percentage Leases obligate the Partnership to fund the cost of periodic repair, replacement and refurbishment of furniture, fixtures and equipment in the Hotels.

The Company also may be required by franchisors to fund certain capital improvements to hotel properties, which are funded from borrowings, working capital, or the room renovation account (Note 5). Capital improvements of $32.8 million, $26.0 million, and $18.1 million in 1999, 1998, and 1997, respectively, were made to the hotel properties, including those required by the franchisors at the acquisition of the property. In 2000, the Company expects to fund approximately $11.5 million of capital improvements for the hotel properties owned at December 31, 1999.

The Company has commitments under operating land leases through December 31, 2062, at eight hotel properties for payments as follows: 2000 -- $757,738; 2001 -- $769,461; 2002 -- $795,888; 2003 -- $798,388; 2004 -- $801,138; thereafter --
$11.1 million.

The Company has commitments under a lease with an affiliate of Phillip H. McNeill, Sr., the Company's Chairman of the Board, for the Company's office space through December 2008 at monthly payments of $13,238.

As discussed in Note 4, the Company has $538,547 of non-interest bearing notes receivable from its officers for taxes relating to 1997 and 1998 bonuses taken in Common Stock in lieu of cash.

7.     Supplemental Disclosure of Noncash Investing and Financing Activities

In 1999, the Company issued 98,824 shares of Common Stock valued at $10.00 per share to its officers in lieu of cash to satisfy bonus compensation accrued at December 31, 1998; 632,129 units of limited partnership interest in the partnership ("Units") were exchanged for shares of Common Stock by certain limited partners; 124,800 restricted shares of Common Stock valued at $9.75 per share were issued to the Company's officers; 5,000 restricted shares of Common Stock valued at $8.69 per share were issued to the Company's independent directors; 9,235 shares of Common Stock at prices ranging from $6.31 to $9.63 were issued to independent directors of the Company in lieu of cash as directors' compensation; 157,300 treasury shares valued at $6.79 per share were traded in December 1999, but not settled at December 31, 1999; and $11.8 million in distributions to common shareholders and limited partners had been declared but not paid at December 31, 1999.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




7.     Supplemental Disclosure of Noncash Investing and
       Financing Activities, Continued

In 1998, the Company issued 69,123 shares of Common Stock valued at $15.38 per share to its officers in lieu of cash to satisfy bonus compensation accrued at December 31, 1997; 49,074 Units were exchanged for shares of Common Stock by certain limited partners; 123,457 Units valued at $1.9 million and an assumption of a $6.5 million note payable were issued as part of the total acquisition cost of a hotel property; a $4.3 million note payable was assumed as part of the acquisition cost of a hotel property; 141,000 restricted shares of Common Stock valued from $13.50 to $13.56 per share were issued to the Company's officers; 20,000 restricted shares of Common Stock valued from $9.63 to $12.31 per share were issued to the Company's independent directors; 4,042 shares of Common Stock at prices ranging from $9.63 to $15.50 were issued to independent directors of the Company in lieu of cash as directors compensation; 9,000 shares of Common Stock were issued to an officer upon exercise of options; and $11.9 million in distributions to common shareholders and limited partners had been declared but not paid at December 31, 1998.

In 1997, the Company issued 90,000 shares of Common Stock to an officer upon exercise of options; 1,021,062 Units valued at $14.7 million were issued as part of the total acquisition cost of six hotel properties; and $10.6 million in distributions to common shareholders and limited partners had been declared but not paid at December 31, 1997.

8.     Capital Stock

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

The outstanding Units in the Partnership are redeemable at the option of the holder for a like number of shares of Common Stock, or at the option of the Company, the cash equivalent thereof. Total Units outstanding at December 31, 1999 and 1998 were 1,284,774 and 1,916,903, respectively. The total market value of these Units at December 31, 1999, based on the last reported sales price of the common stock on the NYSE of $6.75, was approximately $8.7 million.

In October 1999, the Company's Board of Directors approved a stock repurchase program authorizing the Company to buy back up to $25 million of Common Stock on the open market over the next eighteen months, subject to certain market conditions and other factors. The Company expects to fund any stock repurchases primarily with proceeds from the sale of hotels which do not currently meet the Company's investment criteria. The Company believes that these repurchases, at current market prices, will enhance shareholder value. At December 31, 1999, 557,300 shares had been repurchased at a cost of $3.9 million.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



9.     Stock Based Compensation Plans

The Company is authorized, under the 1994 Stock Incentive Plan (the "1994 Plan") and the Company's Non-Employee Directors Stock Option Plan (the "Directors Plan"), referred to collectively as (the "Plans"), to issue a total of 4,050,000 shares of common stock to directors, officers and key employees of the Company in the form of stock options, restricted stock, or performance stock. Under the 1994 Plan, the total shares available for grant is 4,000,000, of which not more than 1,100,000 shares may be grants of restricted stock or performance stock. Under the Directors Plan, the total shares available for grant is 50,000, which may only be awarded in the form of stock options.

Stock Options

All options have 8 to 10 year contractual terms and vest ratably over 5 years, with the exception of 100,000 stock options granted in 1998, of which 20,000 vested immediately with the remainder to vest ratably over 4 years. A summary of the Company's stock options as of December 31, 1999, 1998 and 1997 and the changes during the years are presented below:

                                        1999                       1998                       1997
                              ------------------------   ------------------------   ------------------------

                                              Weighted                   Weighted                   Weighted
                               # of shares    average     # of shares    average     # of shares    average
                              of underlying   exercise   of underlying   exercise   of underlying   exercise
                                 options       price        options       price        options       price
                              -------------   --------   -------------   --------   -------------   --------

Outstanding at beginning
    of year                      568,000       $12.68       519,000       $12.49       606,000       $12.49
Granted                           14,000       $ 9.24       118,000       $13.40         3,000       $13.50
Exercised                                                    (9,000)      $12.50       (90,000)      $12.50
Forfeited                                                   (60,000)      $12.50
                                 -------       ------       -------       ------       -------       ------

Outstanding at end of year       582,000       $12.60       568,000       $12.68       519,000       $12.49

Exercisable at end of year       505,000       $12.55       383,000       $12.56       279,000       $12.49


                                       Options Outstanding                   Options Exercisable
                              ------------------------------------   ------------------------------------
                                              Weighted    Weighted                   Weighted    Weighted
                                              Average     Average                    Average     Average
                              # Outstanding   Remaining   Exercise   # Exercisable   Remaining   Exercise
Range of Exercise Prices       at 12/31/99       Life      Price      at 12/31/99      Life       Price
------------------------      -------------   --------    --------   -------------   ---------   --------

$8.69 -- $13.69                  582,000         3.25      $12.60       505,000        2.67       $12.55

The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plans. FASB Statement No. 23, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to the Plan. Adoption of the expense recognition provisions of SFAS 123 is optional; however, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 in 1995 are presented below.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



9.     Stock Based Compensation Plans, Continued

The fair value of each option granted during 1999, 1998 and 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend of $1.24 for 1999 and 1998, and $1.14 for 1997; (2) expected volatility of .19 for 1999 and 1998, and .11 for 1997; (3) a risk-free interest rate of 6.0% for 1999, 5.2% for 1998, and 6.5% for 1997; and
(4) expected life of ten years for 1999, eight years for 1998, and ten years for 1997.

Had compensation cost for the Company's 1999, 1998 and 1997 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's pro forma net income, and net income per common share for 1999, 1998 and 1997 would have decreased less than 1%.

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

Restricted Stock

A summary of the status of the Company's restricted stock grants to officers and directors as of December 31, 1999, 1998 and 1997 and the changes during the years are presented below:


                                                  1999                        1998                        1997
                                         -------------------------   -------------------------   -------------------------
                                                        Weighted                    Weighted                    Weighted
                                                        Average                     Average                     Average
                                                       Fair Market                 Fair Market                 Fair Market
                                                        Value at                    Value at                    Value at
                                         # of Shares     Grant       # of Shares     Grant       # of Shares     Grant
                                         -----------   -----------   -----------   -----------   -----------   -----------

Outstanding at beginning of year            193,500      $12.92        40,000         $11.41        40,000       $11.41
Granted:
    With 5 year pro rata vesting             91,400      $ 9.69        99,000         $13.12
    With 4 year pro rata vesting                                       16,000         $13.56
    With 3 year pro rata vesting             38,400      $ 9.75        42,000         $13.50
    Vest 100% at grant date                                             4,000         $13.56
                                            -------      ------       -------                       ------       ------

Total granted                               129,800      $ 9.71       161,000         $13.27
Vested to former employee                                              (1,500)
Forfeited                                                              (6,000)        $12.25
                                            -------      ------       -------         ------        ------       ------

Outstanding at end of year                  323,300      $11.64       193,500         $12.92        40,000       $11.41

Vested at end of year                        71,300      $12.42        29,000         $11.27        17,000       $10.67

In January 2000, 71,450 shares of restricted stock were issued to officers of the Company at a price of $6.75 per share, to vest ratably over 3 to 5 years.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



10.    Significant Lessee Information

As discussed in Note 1, the Company's Lessees each guarantee Percentage Rent Leases relating to hotels accounting for more than 20% of the Company's assets. The following financial information as of December 31, 1999 is presented for each Lessee:

                                                         IHC          Prime
                                                       ------      ----------

    Miscellaneous Data:

    Number of hotels owned, managed or leased             158             209
    Number of rooms owned, managed or leased           29,379          27,839

    Balance Sheet Data (in thousands):

       Investment in hotel real estate                $12,623      $1,227,497
       Cash and short-term investments                 22,440          15,502
       Total assets                                   142,459       1,320,939
       Total debt                                                     549,032
       Shareholders' equity                            60,006         630,849

    Income Statement Data (in thousands):

       Total revenue                                 $240,354        $552,732
       Net income (loss)                               (7,617)         34,882

                                EQUITY INNS, INC.
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1998
                                 (In Thousands)




                                                                     Cost Capitalized Subsequent       Gross Amount at Which
                                                 Initial Cost              to Acquisition            Carried at Close of Period
                                    ------------------------------- ---------------------------- --------------------------------
                                                          Furniture        Buildings  Furniture            Buildings   Furniture
                                                             and             and        and                   and        and
Description of Property               Land   Improvements Fixtures  Land Improvements Fixtures     Land   Improvements Fixtures
-----------------------             -------- ------------ --------- ---- ------------ ---------- -------- ------------ ----------
Hampton Inn- Albany, New York       $    953  $  9,897     $   802          $   262     $   459  $    953    $10,159   $  1,261
Hampton Inn-Cleveland, Ohio              820     4,428         217              544         520       820      4,972        737
Hampton Inn-College Station, Texas       656     4,655         671              754         594       656      5,409      1,265
Hampton Inn-Columbus, Georgia            603     2,591       1,073              646         247       603      3,237      1,320
Hampton Inn-Ft. Worth, Texas             385     1,754         896              462         424       385      2,216      1,320
Hampton Inn-Louisville, Kentucky         395     2,406         919              712         445       395      3,118      1,364
Hampton Inn-Sarasota, Florida            553     3,389         753              508         412       553      3,897      1,165
Hampton Inn-Ann Arbor, Michigan          565     4,499         506              500         680       565      4,999      1,186
Hampton Inn-Gurnee, Illinois             630     3,397         277              989       1,094       630      4,386      1,371
Comfort Inn-Arlington, Texas             425     6,387         582              580         625       425      6,967      1,207
Residence Inn-Eagan, Minnesota           540     8,130         652            1,124         861       540      9,254      1,513
Residence Inn-Tinton Falls,
   New Jersey                                    7,711         419              905         622                8,616      1,041
Hampton Inn-Milford, Connecticut         759     5,689         467              781       1,099       759      6,470      1,566
Hampton Inn-Meriden, Connecticut         648     3,226         435              724         758       648      3,950      1,193
Hampton Inn-Beckley, West
   Virginia                            1,876     5,557         402              252         384     1,876      5,809        786
Holiday Inn-Bluefield, West
   Virginia                            1,661     6,141         342              967       1,202     1,661      7,108      1,544
Hampton Inn-Gastonia, North
   Carolina                            1,651     4,741         358              264         696     1,651      5,005      1,054
Hampton Inn-Morgantown, West
   Virginia                            1,573     4,311         324  $ 4         141         479     1,577      4,452        803
Holiday Inn-Oak Hill, West
   Virginia                              269     3,727          85            1,628       1,153       269      5,355      1,238
Holiday Inn Express-Wilkesboro,
   North Carolina                        269     2,778         177              374         446       269      3,152        623
Hampton Inn-Naperville, Illinois         678     6,455         396              666         942       678      7,121      1,338
Hampton Inn-State College,
   Pennsylvania                          718     7,310         525              405         659       718      7,715      1,184
Comfort Inn-Rutland, Vermont             359     3,683         354              355         292       359      4,038        646
Hampton Inn-Scranton, Pennsylvania       403     7,017         720              188         281       403      7,205      1,001
Residence Inn-Omaha, Nebraska            953     2,650         162    6       1,174         756       959      3,824        918
Hampton Inn-Fayetteville, North
   Carolina                              403     5,043         148   17         611         812       420      5,654        960
Hampton Inn-Indianapolis, Indiana      1,207     6,513         126              597       1,117     1,207      7,110      1,243
Hampton Inn-Jacksonville Florida         403     4,793         126              444       1,217       403      5,237      1,343
Holiday Inn-Mt. Pleasant, South
   Carolina                            1,205     7,874         247              510         816     1,205      8,384      1,063
Comfort Inn-Jacksonville Beach,
   Florida                               849     7,307         371    2       1,879       1,248       851      9,186      1,619
Hampton Inn-Austin, Texas                500     6,659         375    6         545         767       506      7,204      1,142
Hampton Inn-Garland, Texas               375     4,959         450    3         336         704       378      5,295      1,154
Hampton Inn-Knoxville, Tennessee         617     3,871         232              299         853       617      4,170      1,085
Hampton Inn-Glen Burnie, Maryland                5,075         322              526         772                5,601      1,094
Hampton Inn-Detroit, Michigan          1,207     5,785         526              476         382     1,207      6,261        908
Homewood Suites-Hartford,
   Connecticut                         2,866     7,660         915              680         678     2,866      8,340      1,593
Residence Inn-Madison, Wisconsin         700     2,879         356              507         514       700      3,386        870
Holiday Inn-Winston-Salem, North
   Carolina                            1,350     3,124         639            3,300       1,031     1,350      6,424      1,670
Hampton Inn-Scottsdale, Arizona        2,227     6,566         723              206          17     2,227      6,772        740
Hampton Inn-Chattanooga, Tennessee     1,475     6,824         752              430         380     1,475      7,254      1,132
Homewood Suites-San Antonio, Texas       907     6,661       1,029               44          35       907      6,705      1,064
Residence Inn-Burlington, Vermont        678     6,677         342              896         658       678      7,573      1,000
Homewood Suites-Phoenix, Arizona                 7,086         902            1,633           0                8,719        902
Residence Inn-Colorado Springs,
   Colorado                            1,350     7,638         740              457         578     1,350      8,095      1,318
Residence Inn-Oklahoma City,
   Oklahoma                            1,450     8,921         850              872         809     1,450      9,793      1,659
Residence Inn-Tucson, Arizona            832     7,078         705              619         376       832      7,697      1,081
Hampton Inn-Savannah, Georgia            705     4,186         334              401         742       705      4,587      1,076
Hampton Inn-Norfolk, Virginia                    5,092         520              224         517                5,316      1,037
Hampton Inn-Pickwick, Tennessee          370     1,484         263               82         131       370      1,566        394
Hampton Inn-Overland Park, Kansas        906     5,931         330              591         710       906      6,522      1,040
Hampton Inn-Addison, Texas             2,981     6,336         810              692         710     2,981      7,028      1,520
Hampton Inn-Atlanta-Northlake,
   Georgia                                       6,905         600              295         706                7,200      1,306
Hampton Inn-Birmingham (Mountain
   Brook), Alabama                               7,988         687              661         626                8,649      1,313
Hampton Inn-Birmingham (Vestavia),
   Alabama                             1,057     5,162         541              307         641     1,057      5,469      1,182
Hampton Inn-Chapel Hill, North
   Carolina                            1,834     6,504         725              398         681     1,834      6,902      1,406
Hampton Inn-Charleston, South
   Carolina                              712     5,219         516              278         483       712      5,497        999


                                               Accumulated     Net Book
                                               Depreciation     Value                       Life Upon
                                               Buildings and  Buildings and                   Which
                                               Improvements;  Improvements;                Depreciation
                                                Furniture &    Furniture &     Date of     In Statement
                                      Total      Fixtures      Fixtures      Construction  Is Computed
                                     --------  -------------  -------------  ------------  ------------
Hampton Inn-Albany, New York         $ 12,373    $  2,716       $  9,657         1986        5-40 Yrs.
Hampton Inn-Cleveland, Ohio             6,529       1,339          5,190         1987        5-40 Yrs.
Hampton Inn-College Station, Texas      7,330       1,604          5,726         1986        5-40 Yrs.
Hampton Inn-Columbus, Georgia           5,160       1,515          3,645         1986        5-40 Yrs.
Hampton Inn-Ft. Worth, Texas            3,921       1,080          2,841         1987        5-40 Yrs.
Hampton Inn-Louisville, Kentucky        4,877       1,833          3,044         1986        5-40 Yrs.
Hampton Inn-Sarasota, Florida           5,615       1,351          4,264         1987        5-40 Yrs.
Hampton Inn-Ann Arbor, Michigan         6,750       1,559          5,191         1986        5-31 Yrs.
Hampton Inn-Gurnee, Illinois            6,387       1,379          5,008         1988        5-31 Yrs.
Comfort Inn-Arlington, Texas            8,599       1,881          6,718         1985        5-31 Yrs.
Residence Inn-Eagan, Minnesota         11,307       2,259          9,048         1988        5-31 Yrs.
Residence Inn-Tinton Falls,
   New Jersey                           9,657       1,639          8,018         1988        5-31 Yrs.
Hampton Inn-Milford, Connecticut        8,795       1,730          7,065         1986        5-31 Yrs.
Hampton Inn-Meriden, Connecticut        5,791       1,139          4,652         1988        5-31 Yrs.
Hampton Inn-Beckley, West
   Virginia                             8,471       1,321          7,150         1992        5-31 Yrs.
Holiday Inn-Bluefield, West
   Virginia                            10,313       1,628          8,685         1980        5-31 Yrs.
Hampton Inn-Gastonia, North
   Carolina                             7,710       1,275          6,435         1989        5-31 Yrs.
Hampton Inn-Morgantown, West
   Virginia                             6,832       1,110          5,722         1991        5-31 Yrs.
Holiday Inn-Oak Hill, West
   Virginia                             6,862       1,172          5,690         1983        5-31 Yrs.
Holiday Inn Express-Wilkesboro,
   North Carolina                       4,044         827          3,217         1985        5-31 Yrs.
Hampton Inn-Naperville, Illinois        9,137       1,707          7,430         1987        5-31 Yrs.
Hampton Inn-State College,
   Pennsylvania                         9,617       1,678          7,939         1987        5-31 Yrs.
Comfort Inn-Rutland, Vermont            5,043         941          4,102         1985        5-31 Yrs.
Hampton Inn-Scranton, Pennsylvania      8,609       1,487          7,122         1994        5-31 Yrs.
Residence Inn-Omaha, Nebraska           5,701         682          5,019         1985        5-31 Yrs.
Hampton Inn-Fayetteville, North
   Carolina                             7,034       1,234          5,800         1986        5-31 Yrs.
Hampton Inn-Indianapolis, Indiana       9,560       1,551          8,009         1987        5-31 Yrs.
Hampton Inn-Jacksonville Florida        6,983       1,205          5,778         1986        5-31 Yrs.
Holiday Inn-Mt. Pleasant, South
   Carolina                            10,652       1,625          9,027         1988        5-31 Yrs.
Comfort Inn-Jacksonville Beach,
   Florida                             11,656       1,668          9,988         1990        5-31 Yrs.
Hampton Inn-Austin, Texas               8,852       1,295          7,557         1987        5-31 Yrs.
Hampton Inn-Garland, Texas              6,827       1,185          5,642         1986        5-31 Yrs.
Hampton Inn-Knoxville, Tennessee        5,872         880          4,992         1988        5-31 Yrs.
Hampton Inn-Glen Burnie, Maryland       6,695       1,036          5,659         1989        5-31 Yrs.
Hampton Inn-Detroit, Michigan           8,376       1,047          7,329         1989        5-31 Yrs.
Homewood Suites-Hartford,
   Connecticut                         12,799       1,502         11,297         1990        5-31 Yrs.
Residence Inn-Madison, Wisconsin        4,956         651          4,305         1988        5-31 Yrs.
Holiday Inn-Winston-Salem, North
   Carolina                             9,444         585          8,859         1969        5-31 Yrs.
Hampton Inn-Scottsdale, Arizona         9,739       1,109          8,630         1996        5-31 Yrs.
Hampton Inn-Chattanooga, Tennessee      9,861       1,285          8,576         1988        5-31 Yrs.
Homewood Suites-San Antonio, Texas      8,676       1,190          7,486         1996        5-31 Yrs.
Residence Inn-Burlington, Vermont       9,251       1,073          8,178         1988        5-31 Yrs.
Homewood Suites-Phoenix, Arizona        9,621       1,296          8,325         1996        5-31 Yrs.
Residence Inn-Colorado Springs,
   Colorado                            10,763       1,182          9,581         1984        5-31 Yrs.
Residence Inn-Oklahoma City,
   Oklahoma                            12,902       1,388         11,514         1982        5-31 Yrs.
Residence Inn-Tucson, Arizona           9,610       1,050          8,560         1985        5-31 Yrs.
Hampton Inn-Savannah, Georgia           6,368         750          5,618         1968        5-31 Yrs.
Hampton Inn-Norfolk, Virginia           6,353         844          5,509         1990        5-31 Yrs.
Hampton Inn-Pickwick, Tennessee         2,330         268          2,062         1994        5-31 Yrs.
Hampton Inn-Overland Park, Kansas       8,468         803          7,665         1991        5-31 Yrs.
Hampton Inn-Addison, Texas             11,529         949         10,580         1985        5-31 Yrs.
Hampton Inn-Atlanta-Northlake,
   Georgia                              8,506         933          7,573         1988        5-31 Yrs.
Hampton Inn-Birmingham (Mountain
   Brook), Alabama                      9,962       1,032          8,930         1987        5-31 Yrs.
Hampton Inn-Birmingham (Vestavia),
   Alabama                              7,708         772          6,936         1986        5-31 Yrs.
Hampton Inn-Chapel Hill, North
   Carolina                            10,142         985          9,157         1986        5-31 Yrs.
Hampton Inn-Charleston, South
   Carolina                             7,208         704          6,504         1985        5-31 Yrs.

                                EQUITY INNS, INC.
      SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
                             AS OF DECEMBER 31, 1998
                                 (In Thousands)

                                                                     Cost Capitalized Subsequent       Gross Amount at Which
                                                 Initial Cost              to Acquisition            Carried at Close of Period
                                     ------------------------------- ---------------------------- --------------------------------
                                                           Furniture       Buildings   Furniture            Buildings   Furniture
                                                             and             and         and                   and        and
Description of Property                Land   Improvements Fixtures  Land Improvements Fixtures     Land   Improvements Fixtures
-----------------------              -------- ------------ --------- ---- ------------ ---------- -------- ------------ ----------
Hampton Inn-Colorado Springs,
   Colorado                              803     3,925         411              355         256       803      4,280        667
Hampton Inn-Columbia, South
   Carolina                              650     6,572         628              365         287       650      6,937        915
Hampton Inn-Aurora, Colorado             784     3,344         359              436         260       784      3,780        619
Hampton Inn-Detroit (Madison
   Heights), Michigan                    881     4,304         451              521         223       881      4,825        674
Hampton Inn-Dublin, Ohio                 944     3,612         483              573         518       944      4,185      1,001
Hampton Inn-Kansas City, Kansas          585     4,294         425              305         260       585      4,599        685
Hampton Inn-Little Rock, Arkansas        898     5,520         558              273         492       898      5,793      1,050
Hampton Inn-Memphis (Poplar),
   Tennessee                           1,955     6,547         739              676         654     1,955      7,223      1,393
Hampton Inn-Memphis (Sycamore),
   Tennessee                                     2,751         239              471         423                3,222        662
Hampton Inn-Nashville (Briley),
   Tennessee                                     6,550         569              270         372                6,820        941
Hampton Inn-Richardson, Texas          1,750     5,252         609              423         579     1,750      5,675      1,188
Hampton Inn-St. Louis, Missouri          665     3,775         386              698         728       665      4,473      1,114
Homewood Suites-Germantown,
   Tennessee                           1,011     5,760       1,011              143          74     1,011      5,903      1,085
Homewood Suites-Augusta, Georgia         330     4,164         516              102          24       330      4,266        540
Residence Inn-Princeton, New
   Jersey                              1,920    15,875       1,500            1,162       1,444     1,920     17,037      2,944
AmeriSuites-Cincinnati (Blue Ash),
   Ohio                                  900     6,241         466              264         207       900      6,505        673
AmeriSuites-Cincinnati (Forest
   Park), Ohio                           800     5,616         569              318         332       800      5,934        901
AmeriSuites-Columbus, Ohio               903     6,774         856              196         335       903      6,970      1,191
AmeriSuites-Flagstaff, Arizona           600     3,832         737              138          91       600      3,970        828
AmeriSuites-Jacksonville, Florida      1,168     5,734         436              371         414     1,168      6,105        850
AmeriSuites-Indianapolis, Indiana        700     4,775         800              148         174       700      4,923        974
AmeriSuites-Miami, Florida             1,500     9,387         900              143          37     1,500      9,530        937
AmeriSuites-Overland Park, Kansas      1,300     7,030         900              304         276     1,300      7,334      1,176
AmeriSuites-Richmond, Virginia         1,772     9,640         921              161         141     1,772      9,801      1,062
AmeriSuites-Tampa, Florida             1,400     9,786         523              144          68     1,400      9,930        591
Hampton Inn-San Antonio, Texas         3,749     7,539       1,317              592         126     3,749      8,131      1,443
Homewood Suites-Sharonville, Ohio        863     6,194         746              632         452       863      6,826      1,198
Residence Inn-Boise, Idaho               950     5,758         350              368         509       950      6,126        859
Residence Inn-Portland, Oregon         2,400    20,735         500              269         420     2,400     21,004        920
Hampton Inn & Suites-Memphis
   (Bartlett), Tennessee                 860     5,721       1,052               11          22       860      5,732      1,074
Residence Inn-Somers Point, New
   Jersey                              1,094     6,372         729              637         574     1,094      7,009      1,303
AmeriSuites-Albuquerque, New
   Mexico                              1,776     6,871         918               36          14     1,776      6,907        932
AmeriSuites-Baltimore, Maryland          659     8,514         898               43          22       659      8,557        920
AmeriSuites-Baton Rouge, Louisiana       649     9,085       1,157               46          15       649      9,131      1,172
AmeriSuites-Birmingham, Alabama        1,066     5,871         758               42          11     1,066      5,913        769
AmeriSuites-Las Vegas, Nevada          4,126    13,056       1,965               33          34     4,126     13,089      1,999
AmeriSuites-Memphis (Wolfchase),
   Tennessee                           1,108     6,433         900               41          16     1,108      6,474        916
AmeriSuites-Miami (Kendall),
   Florida                             2,426     7,394         802               38          66     2,426      7,432        868
AmeriSuites-Minneapolis, Minnesota     1,312     7,421         873               38          14     1,312      7,459        887
AmeriSuites-Nashville, Tennessee       1,622     8,452       1,198               40           9     1,622      8,492      1,207
Homewood Suites-Seattle, Washington    2,640    17,769       1,760              199         224     2,640     17,968      1,984
Homewood Suites-Chicago, Illinois               29,052                                    3,568               29,052      3,568
Homewood Suites-Orlando, Florida       4,250    17,015                                    2,792     4,250     17,015      2,792
Construction in Progress               3,366                                                        3,366
Corporate Office--Memphis, TN                                                               344                             344
                                     -------- --------     -------   ---    -------     -------  --------   --------   --------

                                     $106,643 $646,641     $60,631   $38    $47,726     $53,742  $106,681   $694,367   $114,373
                                     ======== ========     =======   ===    =======     =======  ========   ========   ========


                                               Accumulated     Net Book
                                               Depreciation     Value                       Life Upon
                                               Buildings and  Buildings and                   Which
                                               Improvements;  Improvements;                Depreciation
                                                Furniture &    Furniture &     Date of     In Statement
                                      Total      Fixtures      Fixtures      Construction  Is Computed
                                     --------  -------------  -------------  ------------  ------------

Hampton Inn-Colorado Springs,
   Colorado                             5,750         529          5,221         1985        5-31 Yrs.
Hampton Inn-Columbia, South
   Carolina                             8,502         848          7,654         1985        5-31 Yrs.
Hampton Inn-Aurora, Colorado            5,183         495          4,688         1985        5-31 Yrs.
Hampton Inn-Detroit (Madison
   Heights), Michigan                   6,380         581          5,799         1987        5-31 Yrs.
Hampton Inn-Dublin, Ohio                6,130         638          5,492         1988        5-31 Yrs.
Hampton Inn-Kansas City, Kansas         5,869         587          5,282         1987        5-31 Yrs.
Hampton Inn-Little Rock, Arkansas       7,741         804          6,937         1985        5-31 Yrs.
Hampton Inn-Memphis (Poplar),
   Tennessee                           10,571         974          9,597         1985        5-31 Yrs.
Hampton Inn-Memphis (Sycamore),
   Tennessee                            3,884         430          3,454         1984        5-31 Yrs.
Hampton Inn-Nashville (Briley),
   Tennessee                            7,761         821          6,940         1987        5-31 Yrs.
Hampton Inn-Richardson, Texas           8,613         782          7,831         1987        5-31 Yrs.
Hampton Inn-St. Louis, Missouri         6,252         638          5,614         1987        5-31 Yrs.
Homewood Suites-Germantown,
   Tennessee                            7,999         852          7,147         1986        5-31 Yrs.
Homewood Suites-Augusta, Georgia        5,136         524          4,612         1997        5-31 Yrs.
Residence Inn-Princeton, New
   Jersey                              21,901       1,923         19,978         1988        5-31 Yrs.
AmeriSuites-Cincinnati (Blue Ash),
   Ohio                                 8,078         598          7,480         1990        5-31 Yrs.
AmeriSuites-Cincinnati (Forest
   Park), Ohio                          7,635         598          7,037         1992        5-31 Yrs.
AmeriSuites-Columbus, Ohio              9,064         744          8,320         1994        5-31 Yrs.
AmeriSuites-Flagstaff, Arizona          5,398         450          4,948         1993        5-31 Yrs.
AmeriSuites-Jacksonville, Florida       8,123         578          7,545         1996        5-31 Yrs.
AmeriSuites-Indianapolis, Indiana       6,597         580          6,017         1992        5-31 Yrs.
AmeriSuites-Miami, Florida             11,967         904         11,063         1996        5-31 Yrs.
AmeriSuites-Overland Park, Kansas       9,810         780          9,030         1994        5-31 Yrs.
AmeriSuites-Richmond, Virginia         12,635         944         11,691         1992        5-31 Yrs.
AmeriSuites-Tampa, Florida             11,921         829         11,092         1994        5-31 Yrs.
Hampton Inn-San Antonio, Texas         13,323         784         12,539         1995        5-31 Yrs.
Homewood Suites-Sharonville, Ohio       8,887         582          8,305         1990        5-31 Yrs.
Residence Inn-Boise, Idaho              7,935         481          7,454         1986        5-31 Yrs.
Residence Inn-Portland, Oregon         24,324       1,311         23,013         1990        5-31 Yrs.
Hampton Inn & Suites-Memphis
   (Bartlett), Tennessee                7,666         562          7,104         1998        5-31 Yrs.
Residence Inn-Somers Point, New
   Jersey                               9,406         569          8,837         1998        5-31 Yrs.
AmeriSuites-Albuquerque, New
   Mexico                               9,615         531          9,084         1997        5-31 Yrs.
AmeriSuites-Baltimore, Maryland        10,136         607          9,529         1996        5-31 Yrs.
AmeriSuites-Baton Rouge, Louisiana     10,952         690         10,262         1997        5-31 Yrs.
AmeriSuites-Birmingham, Alabama         7,748         449          7,299         1997        5-31 Yrs.
AmeriSuites-Las Vegas, Nevada          19,214       1,056         18,158         1998        5-31 Yrs.
AmeriSuites-Memphis (Wolfchase),
   Tennessee                            8,498         506          7,992         1996        5-31 Yrs.
AmeriSuites-Miami (Kendall),
   Florida                             10,726         535         10,191         1996        5-31 Yrs.
AmeriSuites-Minneapolis, Minnesota      9,658         548          9,110         1997        5-31 Yrs.
AmeriSuites-Nashville, Tennessee       11,321         667         10,654         1997        5-31 Yrs.
Homewood Suites-Seattle, Washington    22,592       1,196         21,396         1998        5-31 Yrs.
Homewood Suites-Chicago, Illinois      32,620         886         31,734         1999        5-31 Yrs.
Homewood Suites-Orlando, Florida       24,057         498         23,559         1999        5-31 Yrs.
Construction in Progress                3,366                      3,366                     5-31 Yrs.
Corporate Office--Memphis, TN             344          66            278                        7 Yrs.
                                     --------    --------       --------

                                     $915,421    $100,884       $814,537
                                     ========    ========       ========


(a) Reconciliation of Real Estate:
     Balance at December 31, 1997                       $660,891
       Additions during the period                       208,374
       Sales during the period                           (10,658)
                                                        --------
     Balance at December 31, 1998                        858,607
       Additions during the period                        87,769
       Sales during the period                           (30,955)
                                                        --------

     Balance at December 31, 1999                       $915,421
                                                        ========

(b) Reconciliation of Accumulated Depreciation:
      Balance At December 31, 1997                      $ 43,819
         Depreciation expense during the period           26,447
         Depreciation on sales during the period          (1,791)
                                                        --------
       Balance at December 31, 1998                       68,475
         Depreciation expense during the period           36,290
         Depreciation on sales during the period          (3,881)
                                                        --------

       Balance at December 31, 1999                     $100,884
                                                        ========

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended December 31, 1999 and through the date of this report, there has been no change in the Company's independent accountants, nor have any disagreements with such accountants or reportable events occurred.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)    Financial Statements:

The following financial statements and financial statement schedules are located in this report on the pages indicated:

Equity Inns, Inc.                                                           Page

   Report of Independent Accountants                                         29
   Consolidated Balance Sheets at December 31, 1999 and 1998                 30
   Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998 and 1997                                        31
   Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 1999, 1998 and 1997                            32
   Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997                                        34
   Notes to Consolidated Financial Statements                                35
   Schedule III - Real Estate and Accumulated Depreciation
     as of December 31, 1999                                                 49

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

3.1(e) --  Articles of Amendment to the  Second  Amended and Restated Charter of
           the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (Registration No. 01-12073)
           filed with the Securities and Exchange Commission on May 28, 1998)

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

4.1(a) --  Form of  Share  Certificate for the  Company's Common Stock, $.01 par
           value  (incorporated  by  reference to  Exhibit 4.1 to the Companny's
           Registration Statement on Form S-11 (Registration No. 33-73304))

4.1(b) --  Form  of  Share  Certificate  for   the  Company's  9 1/2%  Series  A
           Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1  to the Company's  Registration Statement on Form S-11
           (Registration No. 33-73304))

4.2(a) --  Third Amended and Restated Agreement of Limited Partnership of Equity
           Inns Partnership, L.P. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 24, 1997
           (Registration  No.  01-12073)  filed with the Securities and Exchange
           Commission on July 10, 1997)

4.2(b) --  Amendment No. 1 to  Third  Amended and  Restated Agreement of Limited
           Partnership  of  Equity   Inns  Partnership,  L.P.  (incorporated  by
           reference to Exhibit 99.1 to the Company's Current Report on Form 8-K
           (Registration No. 01-12073)  filed with  the  Securities and Exchange
           Commission on June 24, 1998)

4.3,   --  Indenture   dated  as   of  February  6,  1997  among  EQI  Financing
10.1       Partnership I, L.P., as Issuer,  LaSalle  National Bank,  as Trustee,
           and ABN AMBRO Bank N.V.,  as Fiscal Agent (incorporated  by reference to  Exhibit  10.1  to  the  Company's  Quarterly  Report on Form 10-Q
           (Registration No. 01-12073) for the  quarter   ended  March  31, 1997
           and  filed  with  the Securities and Exchange Commission on April 30,
           1997)

10.2(a)--  Form  of  Percentage  Lease  Agreement  (incorporated by reference to
           Exhibit  10.3 to the  Company's  Registration  Statement on Form S-11
           (Registration No. 33-73304))

10.2(b)--  Consolidated  Lease  Amendment  dated as of November 15, 1996 between
           Equity  Inns  Partnership,  L.P. and  Crossroads/Memphis Partnership,
           L.P. (incorporated  by reference  to Exhibit 10.1(a) to the Company's
           Current Report on Form 8-K (Registration No. 01-12073) filed with the
           Securities and Exchange Commission on December 13, 1996)

10.2(c)--  Form of  Percentage  Lease Amendment between Equity Inns Partnership,
           L.P. and Crossroads/Future Company, L.L.C. (incorporated by reference to Exhibit 10.1(b) to the Company's Amended Current Report on Form
           8-K  (Registration  No.  01-12073)  filed  with  the  Securities  and
           Exchange Commission on July 22, 1997)


10.2(d)--  Form of  Percentage Lease  Amendment between Equity Inns Partnership,
           L.P. and Caldwell Holding Corp. (incorporated by reference to Exhibit
           10.5 to  the  Company's  Current Report on Form 8-K (Registration No.
           01-12073) filed with the Securities and Exchange Commission on December 24, 1997)

10.3(a)--  Equity  Inns,  Inc.   1994  Stock  Incentive  Plan  (incorporated  by
           reference to Exhibit 10.29(a) to the Company's Registration Statement
           on Form S-11 (Registration No. 33-80318))

10.3(b)--  Equity  Inns,  Inc.   Non-Employee   Directors'   Stock  Option  Plan
           (incorporated  by  reference  to  Exhibit  10.29(b)  to the Company's
           Registration Statement on Form S-11 (Registration No. 33-80318))

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

10.6(a)--  1st  Amendment to  Revolving Credit Agreement, dated August 10, 1998, between  Equity  Inns  Partnership,  L.P.,  Equity Inns/West Virginia
           Partnership, L.P., Equity Inns, Inc., Equity Inns Trust and  National
           Bank of Commerce

10.6(b)--  2nd Amendment to Revolving Credit Agreement, dated December 18, 1998, between  Equity  Inns  Partnership,  L.P.,  Equity Inns/West Virginia
           Partnership, L.P., Equity Inns, Inc., Equity Inns Trust and  National
           Bank of Commerce

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

10.7(a)--  First Amendment to  Unsecured  Revolving Credit Agreement dated as of
           November 24, 1997, by and among Equity Inns Partnership, L.P., Equity
           Inns/West  Virginia  Partnership,  L.P.,  The  First National Bank of
           Chicago and Credit Lyonnais New York Branch

10.7(b)--  Second Amendment to  Unsecured Revolving Credit Agreement dated as of
           September  28,  1998,  by and  among  Equity  Inns Partnership, L.P.,
           Equity Inns/West Virginia Partnership, L.P., The First National Bank of Chicago and Credit Lyonnais New York Branch

10.7(c)--  Amended and Restated Unsecured Revolving Credit Agreement dated as of
           June 23, 1999, by and  among  Equity Inns  Partnership, L.P.,  Equity
           Inns/West  Virginia Partnership, L.P. and Equity Inns Partnership II,
           L.P. as  Borrowers and  The First  National  Bank  of Chicago, Credit
           Lyonnais New York Branch,  NationsBank, N.A., AmSouth Bank, PNC Bank,
           National Association, National Bank of Commerce, Chang Hwa Commercial
           Bank,  Ltd.,   New  York  Branch,   Union  Planters  Bank,   National
           Association,  and First  Tennessee  Bank as  Lenders (incorporated by reference to  Exhibit 10.1  to the Company's Quarterly Report on Form
           10-K  (Registration  No.  01-12073)  filed  with  the  Securities and
           Exchange Commission on August 13, 1999)

10.8 --    Unsecured  Revolving  Credit Agreement dated as of March 29, 1999, by and among Equity Inns Partnership, L.P. and Equity Inns/West Virginia
           Partnership, L.P. as Borrowers, NationsBank, N.A. and Credit Lyonnais
           New York  Branch as Lenders,  NationsBank, N.A. as Administrative and
           Documentation  Agent,  Credit Lyonnais New York Branch as Syndication
           Agent,  Joint  Agent  and  Book  Arranger  and NationsBanc Montgomery
           Securities,  LLC   (incorporated  by reference to Exhibit 10.1 to the
           Company's  Current  Report  on  Form 8-K  (Registration No. 01-12073)
           filed with the Securities and Exchange Commission on May 7, 1999)

10.9 --    Consolidated Amendment to Lease Agreements and Master Agreement dated as of  March 31, 1999,  by and  among  Equity Inns, Inc., Equity Inns
           Partnership, L.P.,  Equity Inns/West Virginia Partnership, L.P.,  EQI
           Financing  Partnership  I,  L.P.,  Equity  Inns Partnership II, L.P.,
           Crossroads/Memphis Partnership, L.P., State College BBQ/Concord Joint
           Venture,  Crossroads/Memphis  Financing  Company,  L.L.C., Crossroads
           Future   Company,   L.L.C.,   Patriot   American  Hospitality,  Inc.,
           Interstate  Hotels, LLC,  Crossroads Hospitality Company, L.L.C.  and
           Interstate  Hotels  Management,  Inc.  (incorporated  by reference to
           Exhibit   10.7  to   the  Company's   Current   Report  on  Form  8-K
           (Registration  No.  01-12073)  filed with the Securities and Exchange
           Commission on May 7, 1999)


10.10  --  Guaranty  of  Leases  dated  November 15, 1996 by  Interstate  Hotels
           Company  (incorporated by reference to  Exhibit 10.2 to the Company's
           Current Report on Form 8-K (Registration No. 01-12073) filed with the
           Securities and Exchange Commission on December 13, 1996)

10.11  --  Guaranty  of  Leases  dated  November  15, 1996 by  Interstate Hotels
           Corporation  (incorporated  by  reference  to  Exhibit  10.3  to  the
           Company's  Current  Report  on  Form  8-K (Registration No. 01-12073)
           filed  with  the  Securities and  Exchange Commission on December 13,
           1996)

10.12  --  Master  Agreement  dated  as  of  November 4, 1996 among Equity Inns,
           Inc.,  Equity Inns Partnership, L.P.,  Interstate Hotels Corporation,
           Crossroads/Memphis  Partnership, L.P.  and Crossroads Future Company,
           L.L.C.  (incorporated by   reference to Exhibit 10.4 to the Company's
           Current Report on Form 8-K (Registration No. 01-12073) filed with the
           Securities and Exchange Commission on December 13, 1996)

10.13  --  First  Amendment to  Master  Agreement  dated as of November 15, 1996 among  Equity Inns, Inc.,  Equity Inns Partnership, L.P.,  Interstate
           Hotels   Corporation,   Crossroads/Memphis   Partnership,  L.P.   and
           Crossroads   Future  Company,  L.L.C.  (incorporated  by reference to
           Exhibit   10.5  to  the   Company's   Current   Report  on  Form  8-K
           (Registration  No. 01-12073)  filed with the  Securities and Exchange
           Commission on December 13, 1996)

10.14  --  Second Amendment to  Master Agreement dated as of February 6, 1997 by
           Equity  Inns,  Inc.,  Equity  Inns  Partnership, L.P.,  EQI Financing
           Partnership  1,  L.P.,  Interstate  Hotels  Corporation,  Crossroads/
           Memphis  Partnership,  L.P.,  Crossroads/Memphis  Financing  Company,
           L.L.C.,  and  Crossroads  Future  Company,  L.L.C.  (incorporated  by reference to  Exhibit  10.3 to the Company's Quarterly Report on Form
           10-Q (Registration No. 01-12073) for the quarter ended March 31, 1997 and filed  with the  Securities and  Exchange Commission on April 30,
           1997)

10.15  --  Form of Deed of Trust  dated as of February 6, 1997 by  EQI Financing
           Partnership 1,  L.P. in favor of  LaSalle  National Bank, as  Trustee
           (incorporated by reference to Exhibit 10.2 to the Company's Quarterly
           Report on Form 10-Q (Registration No. 01-12073) for the quarter ended
           March 31, 1997 and filed with the Securities and Exchange Commission on April 30, 1997)

10.16  --  Credit  Agreement  dated  June 25,  1997,  by and  among  Equity Inns
           Partnership, L.P. and  Equity Inns Trust,  The First National Bank of
           Chicago,  Credit  Lyonnais,  New  York  Branch  and  AmSouth  Bank of
           Alabama,   as  Lenders,   Credit  Lyonnais,   New  York  Branch,   as
           Documentation  Agent  and  The  First  National  Bank  of Chicago, as
           Administrative Agent and Syndication Agent (incorporated by reference to  Exhibit  10.1  to  the  Company's  Current  Report  on  Form  8-K
           (Registration  No. 01-12073)  filed with the  Securities and Exchange
           Commission on July 10, 1997)

10.17  --  Revolving Credit  Loan Agreement dated as of November 14, 1997 by and
           among  Equity  Inns  Partnership,  L.P.,  Equity Inns/West   Virginia
           Partnership, L.P.,  Equity Inns, Inc., Equity Inns Trust and National
           Bank of Commerce

10.18  --  Alliance  Agreement  dated  as  of  January  20,  1998  between U. S.
           Franchise   Systems,   Inc.   and   Equity  Inns   Partnership,  L.P.
           (incorporated by  reference to  Exhibit 10.1 to the Company's Current
           Report  on  Form  8-K  (Registration  No. 01-12073)  filed  with  the
           Securities and Exchange Commission on February 6, 1998)

10.19 -- Commercial Lease dated as of December 17, 1998 between 64 LTD. LLC and Equity Inns Services, Inc.

10.20 --   Change  in  Control  and  Termination  Agreement  between Equity Inns
           Services, Inc., Equity Inns, Inc. and Phillip H. McNeill, Sr.

10.21 --   Change  in  Control  and  Termination  Agreement  between Equity Inns
           Services, Inc., Equity Inns, Inc. and Howard A. Silver

10.22 --   Change  in  Control  and  Termination  Agreement  between Equity Inns
           Services, Inc., Equity Inns, Inc. and Donald H. Dempsey

10.23 --   Change  in  Control  and  Termination  Agreement  between Equity Inns
           Services, Inc., Equity Inns, Inc. and Phillip H. McNeill, Jr.

10.24 --   Change  in  Control  and  Termination  Agreement  between Equity Inns
           Services, Inc., Equity Inns, Inc. and J. Ronald Cooper

10.25 --   Change  in  Control  and  Termination  Agreement  between Equity Inns
           Services, Inc., Equity Inns, Inc. and Richard F. Mitchell


10.26* --  Change  in  Control  and  Termination  Agreement  between Equity Inns
           Services, Inc., Equity Inns, Inc. and Michael K. Goforth

10.27  --  Equity Inns, Inc. Executive Deferred Compensation Plan

21.1*  --  List of subsidiaries of Equity Inns, Inc.

23.1*  --  Consent of PricewaterhouseCoopers L.L.P.

27.1*  --  Financial Data Schedule (filed electronically with the Securities and
           Exchange Commission)

--------------
*  Filed herewith.

(d)  Financial Statement Schedules

            The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K. See Item 14 (a).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of March, 2000.

                                       EQUITY INNS, INC.



                                       By:     /s/Phillip H. McNeill, Sr.
                                              --------------------------
                                              Phillip H. McNeill, Sr.
                                              Chairman of the Board and
                                              Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March, 2000.

        Signature                       Title                          Date
        ---------                       -----                          ----
/s/ Phillip H. McNeill, Sr.    Chairman of the Board and          March 15, 2000
---------------------------    Chief Executive Officer
Phillip H. McNeill, Sr.        (Principal Executive Officer)
                               and Director

/s/ Howard A. Silver           President, Chief Operating         March 15, 2000
--------------------           Officer and Director
Howard A. Silver


/s/ Donald H. Dempsey          Executive Vice President,          March 15, 2000
---------------------          Secretary, Treasurer, Chief
Donald H. Dempsey              Financial Officer (Principal
                               Financial and Accounting
                               Officer) and Director


/s/ William A. Deupree, Jr.    Director                           March 15, 2000
---------------------------
William A. Deupree, Jr.


/s/ Harry S. Hays              Director                           March 15, 2000
-----------------
Harry S. Hays

/s/ Joseph W. McLeary          Director                           March 15, 2000
---------------------
Joseph W. McLeary

/s/ Raymond E. Schultz         Director                           March 15, 2000
----------------------
Raymond E. Schultz

                                INDEX OF EXHIBITS

Exhibit
Number     Description
------     -----------
3.1(a) --  Charter of the  Registrant  (incorporated by reference to Exhibit 3.1 to the Company's  Registration  Statement on  Form S-11 (Registration
           No. 33-73304)

3.1(b) --  Articles of Amendment to the Charter of the Registrant ( incorporated by reference to Exhibit 3.1 to  the Company's  Current Report on Form
           8-K (Registration No. 0-23290) filed with the Securities and Exchange
           Commission on April 27, 1995)

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

3.1(e) --  Articles of  Amendment to the  Second Amended and Restated Charter of
           the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (Registration No. 01-12073)
           filed with the Securities and Exchange Commission on May 28, 1998)

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

4.2(a) --  Third Amended and Restated Agreement of Limited Partnership of Equity
           Inns Partnership,  L.P.  (incorporated by reference to Exhibit 4.1 to the Company's  Current  Report  on  Form  8-K  dated  June  24,  1997
           (Registration  No. 01-12073)  filed with the  Securities and Exchange
           Commission on July 10, 1997)

4.2(b) --  Amendment  No.  1  to Third Amended and Restated Agreement of Limited
           Partnership of  Equity   Inns  Partnership,   L.P.  (incorporated  by
           reference to Exhibit 99.1 to the Company's Current Report on Form 8-K
           (Registration No.  01-12073)  filed with the  Securities and Exchange
           Commission on June 24, 1998)

4.3, --    Indenture  dated  as  of   February   6,   1997  among  EQI Financing
10.1       Partnership I, L.P., as Issuer,  LaSalle  National Bank,  as Trustee,
           and ABN AMBRO Bank N.V.,  as Fiscal Agent (incorporated  by reference to  Exhibit  10.1  to  the  Company's  Quarterly  Report on Form 10-Q
           (Registration No. 01-12073) for the  quarter   ended  March  31, 1997
           and  filed  with  the Securities and Exchange Commission on April 30,
           1997)

10.2(a)--  Form  of  Percentage  Lease  Agreement  (incorporated by reference to
           Exhibit  10.3  to the  Company's  Registration Statement on Form S-11
           (Registration No. 33-73304))

10.2(b)--  Consolidated  Lease  Amendment dated as of  November 15, 1996 between
           Equity  Inns  Partnership, L.P.  and  Crossroads/Memphis Partnership,
           L.P. (incorporated by  reference to  Exhibit 10.1(a) to the Company's
           Current Report on Form 8-K (Registration No. 01-12073) filed with the
           Securities and Exchange Commission on December 13, 1996)

10.2(c)--  Form of  Percentage  Lease Amendment between Equity Inns Partnership,
           L.P. and Crossroads/Future Company, L.L.C. (incorporated by reference to Exhibit 10.1(b) to the Company's Amended Current Report on Form
           8-K  (Registration  No.  01-12073)  filed  with  the  Securities  and
           Exchange Commission on July 22, 1997)

10.2(d)--  Form of  Percentage  Lease Amendment between Equity Inns Partnership,
           L.P. and Caldwell Holding Corp. (incorporated by reference to Exhibit
           10.5 to the  Company's  Current  Report on Form 8-K (Registration No.
           01-12073) filed with the Securities and Exchange Commission on December 24, 1997)

10.3(a)--  Equity  Inns,  Inc.  1994   Stock  Incentive  Plan   (incorporated by
           reference to Exhibit 10.29(a) to the Company's Registration Statement
           on Form S-11 (Registration No. 33-80318))

10.3(b)--  Equity   Inns,   Inc.  Non-Employee   Directors'  Stock  Option  Plan
           (incorporated  by  reference  to  Exhibit  10.29(b)  to the Company's
           Registration Statement on Form S-11 (Registration No. 33-80318))

10.4  --   Right of  First  Refusal Agreement between Wolf River Hotel, L.P. and
           Equity  Inns  Partnership, L.P. (incorporated by reference to Exhibit
           10.5   to  the   Company's   Registration   Statement  on   Form  S-3
           (Registration No. 33-93158))

10.5  --   Right of First  Refusal Agreement between SAHI I L.P. and Equity Inns
           Partnership,  L.P.  (incorporated by reference to Exhibit 10.6 to the
           Company's  Registration  Statement  on Form S-3 (Registration No. 33-
           93158))

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

10.6(a)--  1st Amendment to  Revolving  Credit Agreement, dated August 10, 1998, between  Equity  Inns  Partnership, L.P.,  Equity  Inns/West Virginia
           Partnership, L.P., Equity Inns, Inc., Equity Inns Trust and  National
           Bank of Commerce

10.6(b)--  2nd Amendment to Revolving Credit Agreement, dated December 18, 1998, between  Equity  Inns  Partnership, L.P.,  Equity  Inns/West Virginia
           Partnership, L.P., Equity Inns, Inc., Equity Inns Trust and  National
           Bank of Commerce

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

10.7(a)--  First Amendment  to Unsecured  Revolving Credit Agreement dated as of
           November 24, 1997, by and among Equity Inns Partnership, L.P., Equity
           Inns/West  Virginia  Partnership,  L.P.,  The  First National Bank of
           Chicago and Credit Lyonnais New York Branch

10.7(b)--  Second Amendment to Unsecured  Revolving Credit Agreement dated as of
           September 28, 1998,  by and  among  Equity  Inns  Partnership,  L.P.,
           Equity Inns/West Virginia Partnership, L.P., The First National Bank of Chicago and Credit Lyonnais New York Branch

10.7(c)--  Amended and Restated Unsecured Revolving Credit Agreement dated as of
           June 23, 1999,  by  and among  Equity  Inns Partnership, L.P., Equity
           Inns/West Virginia Partnership, L.P. and  Equity Inns Partnership II,
           L.P.  as  Borrowers  and  The First National Bank of Chicago,  Credit
           Lyonnais New York Branch, NationsBank, N.A.,  AmSouth Bank, PNC Bank,
           National Association, National Bank of Commerce, Chang Hwa Commercial
           Bank,  Ltd.,   New  York  Branch,   Union  Planters  Bank,   National
           Association,  and  First  Tennessee  Bank as Lenders (incorporated by reference  to Exhibit  10.1 to the Company's Quarterly Report on Form
           10-K  (Registration  No.  01-12073)  filed  with  the  Securities and
           Exchange Commission on August 13, 1999)

10.8 -- Unsecured Revolving Credit Agreement dated as of March 29, 1999, by and among Equity Inns Partnership, L.P. and Equity Inns/West Virginia
           Partnership, L.P. as Borrowers, NationsBank, N.A. and Credit Lyonnais
           New York Branch as  Lenders,  NationsBank, N.A. as Administrative and
           Documentation  Agent,  Credit Lyonnais New York Branch as Syndication
           Agent,  Joint  Agent  and  Book  Arranger  and NationsBanc Montgomery
           Securities, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Registration No. 01-12073)
           filed with the Securities and Exchange Commission on May 7, 1999)

10.9 --    Consolidated Amendment to Lease Agreements and Master Agreement dated as of March 31, 1999,  by and  among  Equity Inns, Inc.,  Equity Inns
           Partnership,  L.P.,  Equity Inns/West Virginia Partnership, L.P., EQI
           Financing Partnership  I,  L.P.,  Equity  Inns  Partnership II, L.P.,
           Crossroads/Memphis Partnership, L.P., State College BBQ/Concord Joint
           Venture,  Crossroads/Memphis  Financing  Company,  L.L.C., Crossroads
           Future   Company,   L.L.C.,   Patriot   American  Hospitality,  Inc.,
           Interstate  Hotels,  LLC,  Crossroads Hospitality Company, L.L.C. and
           Interstate  Hotels  Management,  Inc.  (incorporated  by reference to
           Exhibit  10.7  to   the   Company's  Current   Report  on   Form  8-K
           (Registration  No.  01-12073)  filed with the Securities and Exchange
           Commission on May 7, 1999)

10.10  --  Guaranty  of  Leases  dated  November 15, 1996 by  Interstate  Hotels
           Company  (incorporated by reference to  Exhibit 10.2 to the Company's
           Current Report on Form 8-K (Registration No. 01-12073) filed with the
           Securities and Exchange Commission on December 13, 1996)

10.11  --  Guaranty  of  Leases  dated  November  15, 1996 by  Interstate Hotels
           Corporation  (incorporated  by  reference  to  Exhibit  10.3  to  the
           Company's  Current  Report  on  Form 8-K  (Registration No. 01-12073)
           filed  with  the  Securities  and Exchange Commission on December 13,
           1996)

10.12  --  Master  Agreement  dated  as  of  November 4, 1996 among Equity Inns,
           Inc., Equity Inns  Partnership, L.P.,  Interstate Hotels Corporation,
           Crossroads/Memphis  Partnership, L.P. and  Crossroads Future Company,
           L.L.C.  (incorporated by  reference to  Exhibit 10.4 to the Company's
           Current Report on Form 8-K (Registration No. 01-12073) filed with the
           Securities and Exchange Commission on December 13, 1996)

10.13  --  First  Amendment  to  Master  Agreement dated as of November 15, 1996
           among Equity Inns, Inc.,  Equity Inns Partnership, L.P.,   Interstate
           Hotels  Corporation,   Crossroads/Memphis   Partnership,   L.P.   and
           Crossroads  Future  Company,  L.L.C.  (incorporated  by  reference to
           Exhibit   10.5  to   the  Company's   Current  Report  on   Form  8-K
           (Registration  No.  01-12073) filed with the  Securities and Exchange
           Commission on December 13, 1996)

10.14  --  Second Amendment to Master Agreement dated as of February 6, 1997 by
           Equity Inns,  Inc.,  Equity  Inns  Partnership,  L.P.,  EQI Financing
           Partnership  1,  L.P.,  Interstate  Hotels  Corporation,  Crossroads/
           Memphis  Partnership,  L.P.,  Crossroads/Memphis  Financing  Company,
           L.L.C.,  and  Crossroads  Future  Company,  L.L.C.  (incorporated  by reference  to Exhibit 10.3  to the Company's Quarterly Report on Form
           10-Q (Registration No. 01-12073) for the quarter ended March 31, 1997 and filed  with the  Securities and  Exchange Commission on April 30,
           1997)

10.15  --  Form of Deed of Trust  dated as of February 6, 1997 by  EQI Financing
           Partnership  1, L.P.  in favor of  LaSalle National Bank,  as Trustee
           (incorporated by reference to Exhibit 10.2 to the Company's Quarterly
           Report on Form 10-Q (Registration No. 01-12073) for the quarter ended
           March 31, 1997 and filed with the Securities and Exchange Commission on April 30, 1997)

10.16  --  Credit  Agreement  dated  June 25,  1997,  by  and  among Equity Inns
           Partnership, L.P.  and  Equity Inns Trust, The First National Bank of
           Chicago,  Credit  Lyonnais,  New  York  Branch  and  AmSouth  Bank of
           Alabama,  as   Lenders,   Credit   Lyonnais,   New  York  Branch,  as
           Documentation  Agent  and  The  First  National  Bank  of Chicago, as
           Administrative Agent and Syndication Agent (incorporated by reference to  Exhibit  10.1  to  the  Company's  Current  Report  on  Form  8-K
           (Registration  No. 01-12073)  filed with the  Securities and Exchange
           Commission on July 10, 1997)

10.17  --  Revolving Credit  Loan Agreement dated as of November 14, 1997 by and
           among   Equity  Inns  Partnership,  L.P.,   Equity Inns/West Virginia
           Partnership, L.P.,  Equity Inns, Inc., Equity Inns Trust and National
           Bank of Commerce

10.18  --  Alliance  Agreement  dated  as  of  January  20,  1998  between U. S.
           Franchise   Systems,   Inc.   and   Equity  Inns  Partnership,   L.P.
           (incorporated  by reference to  Exhibit 10.1 to the Company's Current
           Report  on  Form  8-K  (Registration  No.  01-12073)  filed  with the
           Securities and Exchange Commission on February 6, 1998)

10.19 -- Commercial Lease dated as of December 17, 1998 between 64 LTD. LLC and Equity Inns Services, Inc.

10.20 --   Change  in  Control  and  Termination  Agreement  between Equity Inns
           Services, Inc., Equity Inns, Inc. and Phillip H. McNeill, Sr.

10.21 --   Change  in  Control  and  Termination  Agreement  between Equity Inns
           Services, Inc., Equity Inns, Inc. and Howard A. Silver

10.22 --   Change  in  Control  and  Termination  Agreement  between Equity Inns
           Services, Inc., Equity Inns, Inc. and Donald H. Dempsey

10.23 --   Change  in  Control  and  Termination  Agreement  between Equity Inns
           Services, Inc., Equity Inns, Inc. and Phillip H. McNeill, Jr.

10.24 --   Change  in  Control  and  Termination  Agreement  between Equity Inns
           Services, Inc., Equity Inns, Inc. and J. Ronald Cooper

10.25 --   Change  in  Control  and  Termination  Agreement  between Equity Inns
           Services, Inc., Equity Inns, Inc. and Richard F. Mitchell

10.26* --  Change  in  Control  and  Termination  Agreement  between Equity Inns
           Services, Inc., Equity Inns, Inc. and Michael K. Goforth

10.27 --   Equity Inns, Inc. Executive Deferred Compensation Plan

21.1*  --  List of subsidiaries of Equity Inns, Inc.

23.1*  --  Consent of PricewaterhouseCoopers L.L.P.

27.1*  --  Financial Data Schedule (filed electronically with the Securities and
           Exchange Commission)

--------------
*  Filed herewith.