Form 10-Q
period 2000-03-31
EQUITY INNS INC
filed 2000-05-05
CIK 916530

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                      ----
              X Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2000    Commission File Number 01-12073


                                EQUITY INNS, INC.
    ------------------------------------------------------------------------
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

         The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on May 4, 2000 was 36,669,252.

                                    1 of 20

                                EQUITY INNS, INC.

                                      INDEX

                                                                            PAGE

PART I.  Financial Information

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets - March 31, 2000
              (unaudited) and December 31, 1999                                3

            Condensed Consolidated  Statements of Operations
              (unaudited) - For the three months ended March 31, 2000
              and the three months ended March 31, 1999 (actual and
              proforma)                                                        4

            Condensed Consolidated Statements of Cash Flows
              (unaudited) - For the three months ended March 31, 2000
              and 1999                                                         5

            Notes to Condensed Consolidated Financial Statements               6


   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         10

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk        17


PART II. Other Information

   Item 6.  Exhibits and Reports on Form 8-K                                  18

PART I.  Financial Information
   Item 1.  Financial Statements

                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          March 31,     December 31,
                                                            2000            1999
                                                        ------------    ------------
                                                         (unaudited)
ASSETS

Investment in hotel properties, net                     $799,784,813    $814,536,595
Cash and cash equivalents                                    303,202         361,142
Due from Lessees                                           6,983,641       5,123,598
Note receivable                                            3,407,889       3,313,477
Deferred expenses, net                                     6,592,963       7,019,382
Deposits and other assets                                  2,040,428       1,764,596
                                                        ------------    ------------

       Total assets                                     $819,112,936    $832,118,790
                                                        =============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                                    $380,330,562    $381,174,628
Accounts payable and accrued expenses                     13,845,911      13,755,097
Distributions payable                                     12,853,360      12,928,464
Deferred lease revenue (Note 2)                            6,750,412
Minority interest in Partnership                          11,393,669      12,008,383
                                                        ------------    ------------

       Total liabilities                                 425,173,914     419,866,572
                                                        ------------    ------------

Commitments and contingencies

Shareholders' equity:

Preferred Stock, $.01 par value, 10,000,000 shares

  authorized, 2,750,000 shares issued and outstanding     68,750,000      68,750,000
Common Stock, $.01 par value, 50,000,000
  shares authorized, 37,414,652 and 37,308,523
  shares issued and outstanding                              374,147         373,085
Additional paid-in capital                               417,046,194     416,355,731
Treasury stock, at cost, 747,600 and 557,300 shares,
  respectively                                            (5,173,111)     (3,882,768)
Unearned directors' and officers' compensation            (2,543,598)     (2,375,434)
Predecessor basis assumed                                 (1,263,887)     (1,263,887)
Distributions in excess of net earnings                  (83,250,723)    (65,704,509)
                                                        ------------    ------------

       Total shareholders' equity                        393,939,022     412,252,218
                                                        ------------    ------------

Total liabilities and shareholders' equity              $819,112,936    $832,118,790
                                                        ============    ============



                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                       For the Three Months Ended
                                                               March 31,
                                              ------------------------------------------
                                                                              Proforma
                                                 2000            1999           1999
                                              -----------     -----------    -----------
Revenue

   Percentage lease revenues (Note 2)         $19,995,634     $25,860,068    $18,506,489
   Gain (loss) on sale of hotel properties       (368,507)
   Other income                                   336,618         215,923        215,923
                                              -----------     -----------    -----------
       Total revenue                           19,963,745      26,075,991     18,722,412
                                              -----------     -----------    -----------

Expenses

   Real estate and personal property taxes      4,138,587       3,499,898      3,499,898
   Depreciation and amortization                9,929,377       8,742,545      8,742,545
   Amortization of loan costs                     375,211         207,954        207,954
   Interest                                     7,988,441       6,051,972      6,051,972
   General and administrative                   1,762,915       2,067,286      2,067,286
   Lease expense                                  532,511         354,817        354,817
                                              -----------     -----------    -----------
       Total expenses                          24,727,042      20,924,472     20,924,472
                                              -----------     -----------    -----------

Loss before minority interest and change
   in accounting                               (4,763,297)      5,151,519     (2,202,060)

Minority interest                                (216,434)        126,168       (137,505)
                                              -----------     -----------    -----------

Loss before change in accounting               (4,546,863)      5,025,351     (2,064,555)

Change in accounting for corporate
   organizational costs                                           133,193        133,193
                                              -----------     -----------    -----------

Net loss                                       (4,546,863)      4,892,158     (2,197,748)

Preferred stock dividends                       1,632,813       1,632,813      1,632,813
                                              -----------     -----------    -----------

Net loss applicable to common shareholders    $(6,179,676)    $ 3,259,345    $(3,830,561)
                                              ===========     ===========    ===========

Net loss per common share - basic
   and diluted                                $      (.17)    $       .09    $      (.10)
                                              ===========     ===========    ===========

Weighted average number of common shares
   and units outstanding - diluted             37,968,264      38,553,428     38,553,428
                                              ===========     ===========    ===========



                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                        ---------------------------
                                                                                         Proforma
                                                                            2000           1999
                                                                        -----------     -----------
Cash flows from operating activities:

  Net loss                                                              $(4,546,863)    $(2,197,748)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Loss on sale of hotel properties                                      368,507
      Depreciation and amortization                                       9,929,377       8,742,545
      Amortization of loan costs                                            375,211         207,954
      Change in accounting for corporate organizational costs                               133,193
     Amortization of unearned directors' compensation                       237,527         211,059
     Directors' compensation                                                 19,985          18,727
     Minority interest                                                     (216,434)       (137,505)
      Changes in assets and liabilities:
        Due from Lessees                                                 (1,860,043)     (1,609,665)
        Notes receivable                                                    (94,412)
        Deferred expenses                                                                   (25,001)
        Deposits and other assets                                          (275,832)       (544,905)
        Accounts payable and accrued expenses                               356,663         848,548
        Deferred lease revenue                                            6,750,412       7,353,579
                                                                        -----------     -----------
               Net cash provided by operating activities                 11,044,098      13,000,781
                                                                        -----------     -----------

Cash flows from investing activities:

  Improvements and additions to hotel properties                         (5,054,820)     (8,216,048)
  Payments received on note receivable                                                      250,000
  Cash paid for franchise applications                                      (50,000)
  Proceeds from sale of hotel properties                                  9,620,384
                                                                        -----------     -----------
                Net cash provided by ( used in) investing activities      4,515,564      (7,966,048)
                                                                        -----------     -----------

Cash flows from financing activities:

  Purchase of Treasury stock                                             (1,290,343)
  Distributions paid                                                    (13,472,735)    (13,522,999)
  Borrowings under revolving credit facilities                            7,000,000      26,700,000
  Payments on revolving credit facilities                                (4,000,000)    (17,425,000)
  Payments on CMBS credit facility                                       (3,473,622)       (572,658)
  Payments on GMAC Term Loan                                               (301,490)
  Payments on debt assumed                                                  (68,954)        (62,775)
  Cash paid for loan costs                                                  (10,458)       (368,614)
  Payments on capital lease obligations                                                      (1,384)
                                                                        -----------     -----------
                Net cash used in financing activities                   (15,617,602)     (5,253,430)
                                                                        -----------     -----------

Net increase (decrease) in cash and cash equivalents                        (57,940)       (218,697)
Cash and cash equivalents at beginning  of period                           361,142         399,952
                                                                        -----------     -----------

Cash and cash equivalents at end of period                              $   303,202     $   181,255
                                                                        ===========     ===========

Supplemental disclosure of noncash investing and financing activities:

During January 2000, the Company issued to certain officers, 38,669 shares of common stock at $6.88 per share under the 1994 Stock Incentive Plan in lieu of cash as a performance bonus; and 71,450 shares of restricted common stock, valued at $6.75 per share, with restriction periods tied to employment ranging from three to five years.

Additionally, during the quarter ended March 31, 2000, the Company issued 2,220 shares of common stock at $6.75 per share and 800 shares of common stock at $6.25 per share to its independent directors in lieu of cash as compensation.

At March 31, 2000, $11,764,818 in distributions to shareholders and limited partners had been declared but not paid. The distributions were paid on May 1, 2000. At December 31, 1999, $11,839,922 in distributions to shareholders and limited partners had been declared but not paid.

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

                                EQUITY INNS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                          ----------------------------



1.     Organization and Basis of Presentation

       Equity Inns, Inc. (the "Company") was incorporated on November 24, 1993. The Company is a self-administered real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at March 31, 2000 owned an approximate 96.6% interest in the Partnership. The Company was formed to acquire equity interests in hotel properties and at March 31, 2000 owned, through the Partnership, 97 hotel properties with a total of 12,409 rooms in 34 states.

       At March 31, 2000, the Partnership or its affiliates, under operating leases providing for the payment of percentage rent (the "Percentage Leases"), leased 76 of the Company's hotels to affiliates of Interstate Hotels Corporation (formerly named Interstate Hotels Management, Inc.) ("IHC"), which was divested in 1999 from Wyndham International, formerly known as Patriot American Hospitality, Inc. ("Wyndham"). IHC is referred to herein as the "Interstate Lessee." All payments due under these Percentage Leases are guaranteed by Interstate Hotels, L.L.C., a subsidiary of IHC, and IHC (except for three hotels where Wyndham rather than IHC is the guarantor). The Partnership leased 19 hotels to wholly-owned subsidiaries of Prime Hospitality Corporation (collectively, the "Prime Lessee"). All payments due under these Percentage Leases are guaranteed by Prime Hospitality Corporation. The IHC Lessee and the Prime Lessee are referred to herein collectively as the "Lessees," and individually as a "Lessee." The Lessees operate and lease hotels owned by the Partnership and its affiliates pursuant to the Percentage Leases, which provide for rent payments equal to the greater of (i) a fixed base rent ("Base Rent") or (ii) percentage rent based on the revenues of the hotel ("Percentage Rent"). The remaining two hotels are operated pursuant to management agreements, one of which is operated by a subsidiary of IHC and one of which is operated by a wholly-owned subsidiary of MeriStar Hotels & Resorts, Inc.

       These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The accompanying condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


2.     Change in Accounting Principle

       In December 1999, the  Securities  and Exchange  Commission  issued Staff
       Accounting   Bulletin  No.  101,   "Revenue   Recognition   in  Financial
       Statements" ("SAB 101"). SAB 101 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. The Company has reviewed the terms of its percentage leases and has determined that the provisions of SAB 101 will significantly impact the Company's current revenue recognition on an interim basis, but will have no impact on the Company's annual percentage lease revenue, funds from operations or interim cash flow from its third party Lessees. The Company has adopted the provisions of SAB 101 and elected to implement these provisions as a change in accounting principle effective January 1, 2000. For comparative purposes, the Company has elected to illustrate the proforma effect of SAB 101 for the three-month period ended March 31, 1999. The effect of the change on the three months ended March 31, 2000 was to decrease lease revenues by $6,750,412 and, therefore, net income applicable to common shareholders by $6,521,989 ($.18 per share-basic and diluted) to a loss of $6,179,676 [$(.17) per share-basic and diluted]. The proforma effect of the change on the three months ended March 31, 1999 was to decrease lease revenues by $7,353,579 and, therefore, net income applicable to common shareholders by $7,089,906 ($.19 per share-basic and diluted] to a loss of $3,830,561 [$(.10) per share-basic and diluted).

       The Company's Percentage Leases provide for the greater of (i) annual fixed Base Rent or (ii) Percentage Rent to be remitted to the Company annually. The leases contain annual room revenue thresholds used to calculate two tiers of Percentage Rent which are applied to annualized room revenues on a quarterly basis to determine quarterly Lessee Percentage Rent payments. The provisions of SAB 101 call for straight-line recognition of the annual Base Rent throughout the year and for the deferral of any additional Percentage Rent collected or due from the Lessees until such amounts exceed the annual fixed Base Rent. This will generally result in Base Rent being recognized in the first and second quarters and Percentage Rents collected or due from the Lessees in the first and second quarters being deferred and then recognized in the third and fourth quarters due to the structure of the Company's Percentage Leases and the seasonality of the hotel operations. Historically, the Company has recorded lease revenue in interim periods on a basis similar to that used to determine quarterly Lessee Percentage Rent payments, resulting in the second and third quarters being the strongest quarters.

       At March 31, 2000, deferred revenue of $6,750,412 represents Percentage Rent collected or due from the Lessees under the terms of the Percentage Leases, which the Company expects to recognize as lease revenue in the third and fourth quarters of 2000. The Company's quarterly distributions to shareholders generally are based on Percentage Rents collected or due from Lessees as opposed to Percentage Lease revenue recognized. Management expects its hotel portfolio to yield substantial Percentage Rent annually, based on its cash flow analyses of the hotels prior to their acquisition and based on the negotiated terms of the related leases.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


3.     Net Income Per Common Share

       Statement of Financial Accounting Standards No. 128, "Earnings Per Share" requires the presentation of basic and diluted earnings per share, replacing primary and fully diluted earnings per share previously required.

       A reconciliation of the numerator and denominator used in the basic earnings per share computation to the numerator and denominator used in the diluted earnings per share computation is presented below for the three months ended March 31, 2000 and 1999.

                                                  For the Three Months Ended March 31,
                                             2000                                      1999
                           --------------------------------------    --------------------------------------
                             Income         Shares      Per Share      Income         Shares      Per Share
                           (Numerator)   (Denominator)   Amount      (Numerator)   (Denominator)   Amount
                           -----------   -------------  ---------    -----------   -------------  ---------

Net loss - basic           $(6,179,676)    36,683,413    $(.17)     $(3,830,561)    37,171,182     $(.10)
Dilutive effect of
   potential conversion
   or partnership units
   and elimination of
   minority interest          (216,434)     1,284,851                  (137,505)     1,382,246
Dilutive effect of stock
   options outstanding
   using the treasury
   stock method
                           -----------     ----------    -----      -----------     ----------     -----

Net loss-diluted           $(6,396,110)    37,968,264    $(.17)     $(3,968,066)    38,553,428     $(.10)
                           ===========     ==========    =====      ===========     ==========     =====


4.     Debt

       Debt is comprised of the following at March 31, 2000:

           Commercial Mortgage Bonds              $ 78,263,921
           GMAC Term Loan                           96,259,106
           Unsecured Lines of Credit               195,500,000
           Other                                    10,307,535
                                                  ------------

                                                  $380,330,562
                                                  ============

       The Company's $219.5 million unsecured line of credit with Bank One (the "Bank One Line") bears interest at a variable rate of LIBOR plus 1.50%, 1.75%, 2.00%, 2.25% or 2.50% as determined by the Company's percentage of total debt to the total value of the Company's investment in hotel properties, as defined in the loan agreement (the "Percentage"). The

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


4.     Debt, Continued

       Percentage is reviewed quarterly, and the interest rate is adjusted as necessary. At March 31, 2000, the interest rate on the Bank One Line was LIBOR (6.13% at March 31, 2000) plus 2.50%. The Bank One Line expires in October 2000.

       The Company's $25 million unsecured line of credit with Bank of America, formerly NationsBank, (the "Bank of America Line") bears interest at a variable rate of LIBOR plus 1.50%, 1.75%, 2.00%, 2.25% or 2.50% as determined by the Company's percentage of total debt to total value of the Company's investment in hotel properties, as defined in the loan agreement. The percentage is reviewed quarterly, and the interest rate is adjusted as necessary. At March 31, 2000, the interest rate on the Bank of America Line was LIBOR (6.13% at March 31, 2000) plus 2.50%. The Bank of America Line expires in October 2000.

5.     Subsequent Events

       The Company holds a note receivable from a subsidiary of Hudson Hotels Corporation ("Hudson") acquired in August 1997 at an original principal amount of $3.9 million as part of the payment on the purchase price of nine hotels sold to Hudson. On April 14, 2000, the Company, in connection with Hudson's overall financial restructuring, modified the repayment terms of the note and extended the term to mature on April 1, 2006. The promissory note is in the amount of $2,634,052 and continues to bear interest at an annual rate of 10%.

       On April 8, 2000, the Company accepted a contract for the sale of a Hampton Inn hotel in Garland, Texas for $2,750,000. The sale was completed on April 28, 2000, resulting in a loss of approximately $3 million.

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations

                                   BACKGROUND

The Company commenced operations on March 1, 1994 upon completion of its initial public offering (the "IPO") and the simultaneous acquisition of eight Hampton Inn hotels with 995 rooms. Since the IPO, the Company has actively implemented its acquisition strategy. The following chart summarizes information regarding the Company's hotels at March 31, 2000:

                                                  Number of          Number of
           Franchise Affiliation               Hotel Properties     Rooms/Suites
           ---------------------               ----------------     ------------
           Premium Limited Service Hotels:
                Hampton Inn                           49               6,155
                Hampton Inn & Suites                   1                 125
                Comfort Inn                            2                 245
                                                      --              ------
                     Sub-total                        52               6,525
                                                      --              ------

           All-Suite Hotels:
                AmeriSuites                           19               2,403

           Premium Extended Stay Hotels:
                Residence Inn                         11               1,351
                Homewood Suites                        9               1,295
                                                      --              ------
                     Sub-total                        20               2,646
                                                      --              ------

           Full Service Hotels:
                Holiday Inn                            4                 557
                Comfort Inn                            1                 177
                                                      --              ------
                     Sub-total                         5                 734
                                                      --              ------

           Independent Hotels:                         1                 101
                                                      --              ------

                            Total                     97              12,409
                                                      ==              ======

The Partnership leases 95 of the hotels to the Lessees pursuant to the Percentage Leases. The remaining two hotels are operated by third parties under management agreements. The Partnership's, and therefore the Company's, principal source of revenue is lease payments by the Lessees under the Percentage Leases. Percentage Rent is based primarily upon the hotels' room revenue, and to a lesser extent, when applicable, food and beverage revenue.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999

                                                   Three Months Ended
                                                        March 31,
                                             -------------------------------
                                                                  Proforma
                                                2000                1999
                                             -----------         -----------
       Lease revenue                         $19,995,634         $18,506,489
       Add:
           Deferred lease revenue              6,750,412           7,353,579
                                            ------------        ------------

       Percentage rents collected or
           due from Lessees                  $26,746,046         $25,860,068
                                             ===========         ===========

Deferred lease revenue at March 31, 2000 of $6,750,412 represents first quarter Percentage Lease revenues collected or due from the Lessees which management expects the Company to recognize as revenue in the third and fourth quarters of 2000. After considering such amounts included in deferred revenue at March 31, 2000, Percentage Lease revenues collected or due from the Lessees under the terms of the leases during the three months ended March 31, 2000 were $26,746,046 compared to $25,860,068 for the three months ended March 31, 1999. The increase in Percentage Lease revenue is the result of (1) Percentage Lease revenue from two large all-suite hotels purchased by the Company in the second quarter of 1999 decreased by (2) Percentage Lease revenue lost by the sale of seven limited service hotels since the first quarter of 1999, and (3) a decrease in revenue per available room ("REVPAR"). On a same store and comparable basis, REVPAR for hotels owned by the Company throughout both periods decreased by 1.2% from $49.05 to $48.47.

Real estate and personal property taxes increased over the comparable period in 1999 due primarily to the purchase of two large all-suite hotels by the Company in the second quarter of 1999 and due to increases in assessed values of certain hotels, offset partially by the sale of seven limited service hotels subsequent to the first quarter of 1999.

Depreciation and amortization increased over the comparable period in 1999 due primarily to capitalized renovation costs at certain hotels and the purchase of two large all-suite hotels in the second quarter of 1999.

General and administrative expenses decreased over the comparable period in 1999 due primarily to decreases in legal and professional fees.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                        RESULTS OF OPERATIONS, Continued


Interest expense increased $1,936,469 in the three months ended March 31, 2000 over the comparable period in 1999. The increase was due to an increase in the average outstanding balance of the Company's debt from $336 million for the three months ended March 31, 1999 to $384 million for the three months ended March 31, 2000 and an increase in average interest rates from 7.4% for the quarter ended March 31, 1999 to 8.3% for the quarter ended March 31, 2000.

Funds From Operations

Funds From Operations (as defined below) were $10,593,885 or $0.28 per share for the three months ended March 31, 2000, compared to $12,187,683 or $0.32 per share for the three months ended March 31, 1999. The decrease is due primarily to increases in average outstanding debt and in interest rates as compared to the same period last year. The Company considers Funds From Operations to be a key measure of a REIT's performance and believes that Funds From Operations should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity.

Industry analysts generally consider Funds From Operations ("FFO") to be an appropriate measure of the performance of an equity REIT. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation, and certain amortization. For the periods presented, deferred lease revenue, losses from sales of property, depreciation, minority interest and the charge from write-off of deferred organizational costs were the only adjustments to net income for the determination of FFO. The Company's computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently from the Company. FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments with respect to indebtedness on the hotels.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                        RESULTS OF OPERATIONS, Continued

The following is a reconciliation of net loss to Funds From Operations:

                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                                     Proforma
                                                        2000           1999
                                                    -----------     -----------
Net loss                                            $(4,546,863)    $(2,197,748)
Less:
    Preferred stock dividends                        (1,632,813)     (1,632,813)
Add:
    Minority interest                                  (216,434)       (137,505)
    Depreciation of buildings, furniture
         and equipment                                9,871,076       8,668,977
    Deferred lease revenue                            6,750,412       7,353,579
    Change in accounting for corporate
         organizational costs                                           133,193
    Loss on sale of hotel properties                    368,507
                                                    -----------     -----------

Funds From Operations                               $10,593,885     $12,187,683
                                                    ===========     ===========

Weighted average number of outstanding shares of
    Common Stock and Units of the Partnership        37,968,264      38,553,428
                                                    ===========     ===========

Funds From Operations per Share and Unit            $       .28     $       .32
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

Cash and cash equivalents as of March 31, 2000 were $303,202, compared to $361,142 at December 31, 1999. Additionally, all of the March 31, 2000 receivables due from the Lessees were received prior to the filing of this Quarterly Report on Form 10-Q. Net cash provided by operating activities for the three months ended March 31, 2000 was $11,044,098.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                   LIQUIDITY AND CAPITAL RESOURCES, Continued

The Company intends to make additional investments in hotel properties over time and may incur, or cause the Partnership to incur, indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Internal Revenue Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's Board of Directors has adopted a debt limitation policy currently limiting aggregate indebtedness to 45% of the Company's investment in hotel properties at its cost. The Board of Directors can amend, modify or terminate the debt limitation policy at any time without shareholder approval. The Company also may seek to sell selected hotels in its current portfolio.

At March 31, 2000, the Company had outstanding debt of approximately $380.3 million, including $195.5 million under its combined lines of credit, $78.3 million under the Company's Commercial Mortgage Bonds (the "Bonds") and $96.2 million under its GMAC term loan (the "GMAC Term Loan"), leaving approximately $53.5 million available under the combined lines of credit, after consideration of outstanding letters of credit. Additionally, the Company had $10.3 million of mortgage notes payable assumed in connection with the purchase of two hotels in 1998. The Company's consolidated indebtedness was 42.4% of its investments in hotels, at cost, at March 31, 2000.

In December 1997, the Company arranged an interest rate swap on a notional amount of $75 million with Bank One as a hedge against the floating rate debt. At March 31, 2000, the swap resulted in a fixed interest rate of 8.40% on the notional amount. In May 1999, the Company entered into a second interest rate swap on a notional amount of $40 million with Bank One. At March 31, 2000, the swap resulted in a fixed interest rate of 7.74% on the notional amount. The swap agreements will expire in October 2000.

During the three months ended March 31, 2000, the Company invested approximately $5 million to fund capital improvements to its hotels, including replacement of carpets, drapes, renovation of common areas and improvement of hotel exteriors. In addition, the Company has committed to fund approximately $5.5 million during the remainder of 2000 for capital improvements.

The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowings under its combined lines of credit. Under the Bank One Line, the Bank of America Line, the GMAC Term Loan and the Bonds, the Partnership is obligated to fund 4% of room revenues per quarter on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the hotels. Recurring repairs and maintenance are performed by the Lessees.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                   LIQUIDITY AND CAPITAL RESOURCES, Continued

During the three months ended March 31, 2000, the Partnership declared distributions in the aggregate of $11,764,818 to its partners, including the Trust, of $.31 per unit of limited partnership interest ("Unit"), and the Company declared distributions in the aggregate of $11,366,538, or $.31 per share to its shareholders, with such distributions being paid on May 1, 2000.

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

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowing, proceeds from the sale of certain of its hotel properties, the issuance of additional equity securities of the Company, or, in connection with acquisitions of hotel properties, issuance of Units in the Partnership. Pursuant to the Partnership Agreement for the Partnership, holders of Units have the right to require the Partnership to redeem their Units. During the three months ended March 31, 2000, no Units were tendered for redemption. Pursuant to the Partnership Agreement, the Company has the option to redeem Units tendered for redemption on a one-for-one basis for shares of Common Stock or for an equivalent amount of cash. The Company anticipates that it will acquire any Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock and has agreed to register such shares so as to be freely tradeable by the recipient.

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

                           FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including,

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                      FORWARD-LOOKING STATEMENTS, Continued

without limitation, statements containing the words "believes", "estimates", "projects", "anticipates", "expects" and words of similar import. Such forward-looking statements relate to future events and the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from the results or achievement expressed or implied by such forward-looking statements. Risk factors relating to such forward-looking statements are contained in the Company's Current Report on Form 8-K dated March 17, 2000 and filed under the Securities Exchange Act of 1934, as amended. The Company is not obligated to update any such forward- looking statements or risk factors.

                                   SEASONALITY

The hotel industry is seasonal in nature. The hotels' operations historically reflect higher occupancy rates and ADR during the second and third quarters. The provisions of SAB 101 call for straight-line recognition of the annual base rent throughout the year and for the deferral of any Percentage Rent amounts collected or due from the Lessees until such amounts exceed the annual fixed base rent. This will generally result in base rent being recognized in the first and second quarters and Percentage Rents collected or due from the Lessees being deferred and then recognized in the third and fourth quarters due to the structure of the Company's percentage leases and the seasonality of the hotel operations. Historically, the Company has recorded lease revenue in interim periods on a basis similar to that used to determine quarterly Lessee Percentage Rent payments, resulting in the second and third quarters being the strongest quarters. To the extent that cash flow from operating activities from the Hotels for a quarter is sufficient to generate Percentage Lease revenue necessary to fund all of the distributions for such quarter, the Company may maintain the annual distribution rate by funding seasonal-related shortfalls with available cash or borrowing under the Unsecured Line of Credit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


The Company is exposed to certain financial market risks, the most predominant of which is the fluctuation in interest rates. At March 31, 2000, the Company's exposure to market risk for a change in interest rates is related solely to its debt outstanding under its $219.5 million Bank One Line, its $25 million Bank of America Line and its $10 million NBC Credit Line (collectively referred to as the "Facilities"). Total debt outstanding under the Facilities totaled $195.5 million at March 31, 2000. In December 1997, the Company entered into an interest rate swap agreement, expiring in October 2000, with a financial institution on a notional principal amount of $75 million. The agreement effectively fixes the interest rate on floating rate debt at a rate of 5.90% plus 1.50%, 1.75%, 2.00%, 2.25% or 2.50% as determined by the Company's percentage of total debt to the total value of the Company's investments in hotel properties, as defined in the Company's Bank One Line and Bank of America Line loan agreements (the "Percentage"). In May 1999, the Company entered into a second interest rate swap agreement, expiring in October 2000, on a notional principal amount of $40 million, which effectively fixes the interest rate on floating rate debt at a rate of 5.24% plus the Percentage. Thus, at March 31, 2000, the Company had $80.5 million of variable rate debt outstanding under the Facilities that was exposed to fluctuations in the market rate of interest.

The Company's operating results are affected by changes in interest rates, primarily as a result of borrowing under the Facilities. If interest rates increased by 25 basis points, the Company's quarterly interest expense would have increased by approximately $51,000, based on balances outstanding during the quarter ended March 31, 2000.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits -- The following exhibit is filed in this Quarterly Report on Form 10-Q:

27 Financial Data Schedule (filed only electronically with the Securities and Exchange Commission).

(b) Reports on Form 8-K -- During the period covered by this Quarterly Report on Form 10-Q, the Company filed one Current Report on Form 8-K dated March 17, 2000 and filed on March 21, 2000, reporting the Company's risk factors for the year 2000 (no financial information required).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Equity Inns, Inc.



      May 5, 2000               By:  /s/Donald H. Dempsey
-----------------------         -------------------------
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