Form 10-Q
period 2000-06-30
EQUITY INNS INC
filed 2000-08-09
CIK 916530

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                      ----
              X Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2000     Commission File Number 01-12073


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

         The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on August 2, 2000 was 36,672,424.

                                     1 of 23

                                EQUITY INNS, INC.

                                      INDEX

                                                                            PAGE

PART I.           Financial Information

   Item 1.  Financial Statements

          Consolidated Balance Sheets - June 30, 2000 (unaudited)
            and December 31, 1999                                              3

          Consolidated Statements of Operations (unaudited) - For
            the three months and six months ended June 30, 2000 and
            the three months ended June 30, 1999 (actual and proforma)         4

          Consolidated Statements of Cash Flows (unaudited) - For
            the three months and six months ended June 30, 2000 and 1999       5

          Notes to Consolidated Financial Statements                           7


   Item 2.  Management's Discussion and Analysis of Financial Condition
            Conditionand Results of Operations                                12

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk        20


PART II.      Other Information

   Item 6.    Exhibits and Reports on Form 8-K                                21

PART I.  Financial Information
   Item 1.  Financial Statements

                                EQUITY INNS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                          June 30,      December 31,
                                                           2000             1999
                                                        ------------    ------------
                                                         (unaudited)
ASSETS

Investment in hotel properties, net                     $787,756,985    $814,536,595
Cash and cash equivalents                                    160,234         361,142
Due from Lessees                                          10,944,654       5,123,598
Notes receivable                                           3,407,889       3,313,477
Deferred expenses, net                                     6,152,907       7,019,382
Deposits and other assets                                  2,123,585       1,764,596
                                                        ------------    ------------

       Total assets                                     $810,546,254    $832,118,790
                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                                    $379,373,776    $381,174,628
Accounts payable and accrued expenses                     13,886,355      13,755,097
Distributions payable                                     10,577,229      12,928,464
Deferred lease revenue                                    17,341,712
Minority interest in Partnership                          10,844,787      12,008,383
                                                        -------------   ------------

       Total liabilities                                 432,023,859     419,866,572
                                                        ------------    ------------

Commitments and contingencies

Shareholders' equity:

Preferred Stock, $.01 par value, 10,000,000 shares

  authorized, 2,750,000 shares issued and outstanding     68,750,000      68,750,000
Common Stock, $.01 par value, 50,000,000 shares
  authorized, 37,417,576 and 37,308,523 shares
  issued and outstanding                                     374,176         373,085
Additional paid-in capital                               417,066,130     416,355,731
Treasury stock, at cost, 747,600 and 557,300
  shares, respectively                                    (5,173,110)     (3,882,768)
Unearned directors' and officers' compensation            (2,313,815)     (2,375,434)
Predecessor basis assumed                                 (1,263,887)     (1,263,887)
Distributions in excess of net earnings                  (98,917,099)    (65,704,509)
                                                        ------------    ------------

       Total shareholders' equity                        378,522,395     412,252,218
                                                        ------------    ------------

Total liabilities and shareholders' equity              $810,546,254    $832,118,790
                                                        ============    ============


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                EQUITY INNS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          Three Months Ended                         Six Months Ended
                                                               June 30,                                   June 30,
                                                --------------------------------------    -----------------------------------------
                                                                            Proforma                                     Proforma
                                                 2000           1999          1999            2000           1999          1999
                                              -----------    -----------   -----------    ------------    -----------   -----------
Revenue

   Percentage lease revenues                  $20,558,027    $31,496,183   $19,917,915    $ 40,553,661    $57,356,251   $38,424,404
   Gain  (loss) on sale of hotel properties    (2,947,744)       269,211       269,211      (3,316,251)       269,211       269,211
   Other income                                   200,865        178,351       178,351         537,483        394,274       394,274
                                              -----------    -----------   -----------    ------------    -----------   -----------
       Total revenue                           17,811,148     31,943,745    20,365,477      37,774,893     58,019,736    39,087,889
                                              -----------    -----------   -----------    ------------    -----------   -----------

Expenses

   Real estate and personal property taxes      3,150,141      3,319,508     3,319,508       7,288,728      6,819,406     6,819,406
   Depreciation and amortization                9,819,089      9,475,888     9,475,888      19,748,466     18,218,433    18,218,433
   Amortization of loan costs                     375,211        207,952       207,952         750,422        415,906       415,906
   Interest                                     7,992,621      6,359,879     6,359,879      15,981,062     12,411,851    12,411,851
   General and administrative                   1,236,444      1,341,915     1,341,915       2,999,359      3,409,201     3,409,201
   Lease expense                                  331,151        312,784       312,784         863,662        667,601       667,601
                                              -----------    -----------   -----------    ------------    -----------   -----------
       Total expenses                          22,904,657     21,017,926    21,017,926      47,631,699     41,942,398    41,942,398
                                              -----------    -----------   -----------    ------------    -----------   -----------

Income (loss) before minority interest and     (5,093,509)    10,925,819      (652,449)     (9,856,806)    16,077,338    (2,854,509)
   change in accounting

Minority interest                                (227,688)       317,225       (88,215)       (444,122)       443,393      (225,720)
                                              -----------    -----------   -----------    ------------    ------------  -----------

Income (loss) before change in accounting      (4,865,821)    10,608,594      (564,234)     (9,412,684)    15,633,945    (2,628,789)

Change in accounting for corporate
   organizational costs                                                                                       133,193       133,193
                                              -----------    ------------  -----------    ------------    -----------   -----------

Net income (loss)                              (4,865,821)    10,608,594      (564,234)     (9,412,684)    15,500,752    (2,761,982)

Preferred stock dividends                       1,632,813      1,632,813     1,632,813       3,265,626      3,265,626     3,265,626
                                              -----------    -----------   -----------    ------------    -----------   -----------

Net income (loss) applicable to common
   shareholders                               $(6,498,634)   $ 8,975,781   $(2,197,047)   $(12,678,310)   $12,235,126   $(6,027,608)
                                              ===========    ===========   ===========    ============    ===========   ===========

Net income (loss) per common share -
   basic and diluted                          $      (.18)   $       .24   $      (.06)  $        (.35)   $       .33   $      (.16)
                                              ===========    ===========   ===========   =============    ===========   ===========

Weighted average number of common shares
   and units outstanding - diluted             37,953,935     38,582,543     38,582,543     37,961,100     38,568,066    38,568,066
                                              ===========    ===========   ============   ============    ===========   ===========




                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                                 EQUITY INNS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)

                                                                        For the Six Months Ended
                                                                                June 30,
                                                                       --------------------------
                                                                          2000           1999
                                                                       -----------    -----------
Cash flows from operating activities:

  Net income (loss)                                                    $(9,412,684)   $15,500,752
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      (Gain) loss on sale of hotel properties                            3,316,251       (269,211)
      Depreciation and amortization                                     19,748,466     18,218,433
      Amortization of loan costs                                           750,422        415,906
      Change in accounting for corporate organizational costs              133,193
     Amortization of unearned directors' compensation                      467,309        422,118
     Directors' compensation                                                39,950         36,213
     Minority interest                                                    (444,122)       443,393
      Changes in assets and liabilities:
        Due from Lessees                                                (5,821,056)    (5,628,813)
        Notes receivable                                                   (94,412)
        Deferred expenses                                                  (15,354)       (25,000)
        Deposits and other assets                                         (358,989)    (2,719,514)
        Accounts payable and accrued expenses                              397,109      3,957,643
        Deferred lease revenue                                          17,341,712
                                                                       -----------    -----------
           Net cash provided by operating activities                    25,914,602     30,485,113
                                                                       -----------    -----------

Cash flows from investing activities:

  Investment in hotel properties                                                      (55,950,134)
  Improvements and additions to hotel properties                        (8,315,205)   (18,105,557)
  Payments received on note receivable                                                    250,000
  Cash paid for franchise applications                                     (50,000)      (166,725)
  Proceeds from sale of hotel properties                                12,234,067     21,318,262
                                                                       -----------    -----------
           Net cash provided by (used in) investing activities           3,868,862    (52,654,154)
                                                                       -----------    -----------

Cash flows from financing activities:

  Purchase of Treasury Stock                                            (1,290,342)
  Distributions paid                                                   (26,870,614)   (27,115,927)
  Borrowings under revolving credit facilities                          30,825,000    114,775,000
  Payments on revolving credit facilities                              (23,675,000)  (159,475,000)
  Payments on CMBS credit facility                                      (8,224,059)    (1,155,255)
  Borrowings under GMAC Term Loan                                                      97,020,000
  Payments on GMAC Term Loan                                              (587,248)
  Payments on debt assumed                                                (139,545)      (127,039)
  Cash paid for loan costs                                                 (22,564)    (2,060,952)
  Payments on capital lease obligations                                                    (2,783)
                                                                       -----------    -----------
           Net cash provided by (used in) financing activities         (29,984,372)    21,858,044
                                                                       -----------    -----------

Net decrease in cash and cash equivalents                                 (200,908)      (310,997)
Cash and cash equivalents at beginning  of period                          361,142        399,952
                                                                       -----------    -----------

Cash and cash equivalents at end of period                             $   160,234    $    88,955
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

Additionally, during the six months ended June 30, 2000, the Company issued 2,220 shares of common stock at $6.75 per share, 800 shares of common stock at $6.25 per share, 2,200 shares of common stock at $6.81 per share and 724 shares of common stock at $6.88 per share to its independent directors in lieu of cash as compensation.

At June 30, 2000, $9,488,688 in distributions to shareholders and limited partners had been declared but not paid. The distributions were paid on August 1, 2000. At December 31, 1999, $11,839,922 in distributions to shareholders and limited partners had been declared but not paid.

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

                                EQUITY INNS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                            -------------------------


1.     Organization and Basis of Presentation

       Equity Inns, Inc. (the "Company") was incorporated on November 24, 1993. The Company is a self-administered real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at June 30, 2000 owned an approximate 96.6% interest in the Partnership. The Company was formed to acquire equity interests in hotel properties and at June 30, 2000 owned, through the Partnership, 96 hotel properties with a total of 12,284 rooms in 34 states.

       At June 30, 2000, the Partnership or its affiliates, under operating leases providing for the payment of percentage rent (the "Percentage Leases"), leased 75 of the Company's hotels to affiliates of Interstate Hotels Corporation (formerly named Interstate Hotels Management, Inc.) ("IHC"), which was divested in 1999 from Wyndham International ("Wyndham"). IHC is referred to herein as the "Interstate Lessee." All payments due under these Percentage Leases are guaranteed by Interstate Hotels, L.L.C., a subsidiary of IHC, and IHC (except for three hotels where Wyndham rather than IHC is the guarantor). At June 30, 2000, the Partnership leased 19 hotels to wholly-owned subsidiaries of Prime Hospitality Corporation (collectively, the "Prime Lessee"). All payments due under these Percentage Leases are guaranteed by Prime Hospitality Corporation. The IHC Lessee and the Prime Lessee are referred to herein collectively as the "Lessees," and individually as a "Lessee." The Lessees operate and lease hotels owned by the Partnership and its affiliates pursuant to the Percentage Leases, which provide for rent payments equal to the greater of (i) a fixed base rent ("Base Rent") or
       (ii) percentage rent based on the revenues of the hotel ("Percentage Rent"). The remaining two hotels are operated pursuant to management agreements, one of which is operated by a subsidiary of IHC and one of which is operated by a wholly-owned subsidiary of MeriStar Hotels & Resorts, Inc.

       These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

                                EQUITY INNS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


2.     Change in Accounting Principle

       In December 1999, the  Securities  and Exchange  Commission  issued Staff
       Accounting   Bulletin  No.  101,   "Revenue   Recognition   in  Financial
       Statements" ("SAB 101"). SAB 101 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. The Company has reviewed the terms of its percentage leases and has determined that the provisions of SAB 101 will significantly impact the Company's current revenue recognition on an interim basis, but will have no impact on the Company's annual percentage lease revenue, funds from operations or interim cash flow from its third party Lessees. The Company has adopted the provisions of SAB 101 and elected to implement these provisions as a change in accounting principle effective January 1, 2000. For comparative purposes, the Company has elected to illustrate the proforma effect of SAB 101 for the three- and six-month periods ended June 30, 1999. The effect of the change on the three months ended June 30, 2000 was to decrease lease revenues by $10,591,300 and, therefore, net income applicable to common shareholders by $10,232,802 ($.28 per share-basic and diluted) to a loss of $6,498,634 [$(.18) per share-basic and diluted]. The proforma effect of the change on the three months ended June 30, 1999 was to decrease lease revenues by $11,578,268 and, therefore, net income applicable to common shareholders by $11,172,828 ($.30 per share-basic and diluted] to a loss of $2,197,047 [$(.06) per share-basic and diluted). The effect of the change on the six months ended June 30, 2000 was to decrease lease revenues by $17,341,712 and, therefore, net income applicable to common shareholders by $16,754,791 ($.46 per share- basic and diluted) to a loss of $12,678,310 [$(.35) per share-basic and diluted]. The proforma effect of the change on the six months ended June 30, 1999 was to decrease lease revenues by $18,931,847 and, therefore, net income applicable to common shareholders by $18,262,734 ($.49 per share-basic and diluted) to a loss of $6,027,608 [$(.16) per share-basic and diluted].

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

                                EQUITY INNS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


2.     Change in Accounting Principle, Continued

       At June 30, 2000, deferred revenue of $17,341,712 represents Percentage Rent collected or due from the Lessees under the terms of the Percentage Leases, which the Company expects to recognize as lease revenue in the third and fourth quarters of 2000. The Company's quarterly distributions to shareholders generally are based on Percentage Rents collected or due from its Lessees as opposed to Percentage Lease revenue recognized. Management expects its hotel portfolio to yield substantial Percentage Rent annually, based on its cash flow analyses of the hotels prior to their acquisition and based on the negotiated terms of the related leases.

3.     Net Income Per Common Share

       Statement of Financial Accounting Standards No. 128, "Earnings Per Share" requires the presentation of basic and diluted earnings per share, replacing primary and fully diluted earnings per share previously required.

       A reconciliation of the numerator and denominator used in the basic earnings per share computation to the numerator and denominator used in the diluted earnings per share computation is presented below for the three and six months ended June 30, 2000 and 1999.

                                                      For the Three Months Ended June 30,
                                                   2000                                 1999 (Proforma)
                                 ---------------------------------------   ---------------------------------------
                                    Income        Shares       Per Share     Income        Shares        Per Share
                                 (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)    Amount
                                 -----------   -------------   ---------   -----------   -------------   ---------
       Net loss applicable to
          common shareholders -
          basic                  $(6,498,634)    36,669,161     $(.18)     $(2,197,047)    37,238,487     $(.06)
       Dilutive effect of
          potential conversion
          or partnership units
          and elimination of
          minority interest         (227,688)     1,284,774                    (88,215)     1,344,056
       Dilutive effect of stock
          options outstanding
          using the treasury
          stock method
                                 -----------     ----------     -----      -----------     ----------     -----
       Net loss applicable to
          common shareholders -
           - diluted             $(6,726,322)    37,953,935     $(.18)     $(2,285,262)    38,582,543     $(.06)
                                 ===========     ==========     =====      ===========     ==========     =====

                                EQUITY INNS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


3.     Net Income Per Common Share, Continued

                                                        For the Six Months Ended June 30,
                                                  2000                                    1999 (Proforma)
                                 -----------------------------------------   ---------------------------------------
                                     Income         Shares       Per Share      Income        Shares       Per Share
                                  (Numerator)    (Denominator)    Amount     (Numerator)   (Denominator)    Amount
                                 -------------   -------------   ---------   -----------   -------------   ---------
       Net loss applicable to
          common shareholders -
          basic                  $(12,678,310)     36,676,326     $(.35)     $(6,027,608)    37,205,020     $(.16)
       Dilutive effect of
          potential conversion
          or partnership units
          and elimination of
          minority interest          (444,122)      1,284,774                   (225,720)     1,363,046
       Dilutive effect of stock
          options outstanding
          using the treasury
          stock method
                                 ------------      ----------     -----      -----------     ----------     -----
       Net loss applicable to
          common shareholders -
          diluted                $(13,122,432)     37,961,100     $(.35)     $(6,253,328)    38,568,066     $(.16)
                                 ============      ==========     =====      ===========     ==========     =====

       In June 2000, the Company's Board of Directors lowered the quarterly dividend payable on August 1, 2000 to $.25 per share, down from $.31 paid in the prior quarter.

4.     Debt

       Debt is comprised of the following at June 30, 2000:

                  Commercial Mortgage Bonds           $ 73,513,484
                  GMAC Term Loan                        95,973,349
                  Unsecured Lines of Credit            199,650,000
                  Other                                 10,236,943
                                                      ------------

                                                      $379,373,776
                                                      ============

       The Company's $219.5 million unsecured line of credit with Bank One (the "Bank One Line") bears interest at a variable rate of LIBOR plus 1.50%, 1.75%, 2.00%, 2.25% or 2.50% as determined by the Company's percentage of total debt to the total value of the Company's investment in hotel properties, as defined in the loan agreement (the "Percentage"). The Percentage is reviewed quarterly, and the interest rate is adjusted as necessary. At June 30, 2000, the interest rate on the Bank One Line was LIBOR (6.64% at June 30, 2000) plus 2.50%. The Bank One Line expires in October 2000.

                                EQUITY INNS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


4.     Debt, Continued

       The Company's $25 million unsecured line of credit with Bank of America (the "Bank of America Line") bears interest at a variable rate of LIBOR plus 1.50%, 1.75%, 2.00%, 2.25% or 2.50% as determined by the Company's percentage of total debt to total value of the Company's investment in hotel properties, as defined in the loan agreement. The percentage is reviewed quarterly, and the interest rate is adjusted as necessary. At June 30, 2000, the interest rate on the Bank of America Line was LIBOR (6.64% at June 30, 2000) plus 2.50%. The Bank of America Line expires in October 2000.

5.     Subsequent Events

       The Company has received a commitment for a three-year secured $125 million line of credit at interest rates ranging from LIBOR plus 150 to 275 basis points, depending on the level of indebtedness. The Company anticipates that it will close on the new line of credit in the third quarter of 2000. Additionally, the Company is negotiating to obtain a $120 million, 10-year secured facility. These new debt instruments would replace the Company's existing lines of credit which expire in October 2000.

       On July 21, 2000, the Company signed an agreement with its primary Lessee, IHC, to acquire all 75 of its leases on January 1, 2001. No remuneration is being exchanged for the leases. This action was precipitated by the recent enactment of the REIT Modernization Act, which enables REITs such as the Company to gain greater control of their properties by establishing taxable subsidiaries to function as lessees, with hotel management provided by independent companies. On January 1, 2001, 54 of the leases with the Interstate Lessee will be converted to management contracts with IHC, which later will expire on a staggered basis, beginning January 1, 2001 through 2005. The Company is currently considering a number of alternatives for management of the 21 hotels that will not be managed by IHC. At this time, the Company has no plans to acquire the leases held by the Prime Lessee on 19 hotels.

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations

                                   BACKGROUND

The Company commenced operations on March 1, 1994 upon completion of its initial public offering (the "IPO") and the simultaneous acquisition of eight Hampton Inn hotels with 995 rooms. Since the IPO, the Company has actively implemented its acquisition strategy. The following chart summarizes information regarding the Company's hotels at June 30, 2000:


                                                    Number of         Number of
           Franchise Affiliation                 Hotel Properties   Rooms/Suites
           ---------------------                 ----------------   ------------
           Premium Limited Service Hotels:
                Hampton Inn                            48                6,030
                Hampton Inn & Suites                    1                  125
                Comfort Inn                             2                  245
                                                       --                -----
                     Sub-total                         51                6,400
                                                       --                -----

           All-Suite Hotels:
                AmeriSuites                            19                2,403

           Premium Extended Stay Hotels:
                Residence Inn                          11                1,351
                Homewood Suites                         9                1,295
                                                       --               ------
                     Sub-total                         20                2,646
                                                       --               ------

           Full Service Hotels:
                Holiday Inn                             4                  557
                Comfort Inn                             1                  177
                                                       --               ------
                     Sub-total                          5                  734
                                                       --               ------

           Independent Hotels:                          1                  101
                                                       --               ------

                            Total                      96               12,284
                                                       ==               ======

The Partnership leases 94 of the hotels to the Lessees pursuant to the Percentage Leases. The remaining two hotels are operated by third parties under management agreements. The Partnership's, and therefore the Company's, principal source of revenue is lease payments by the Lessees under the Percentage Leases. Percentage Rent is based primarily upon the hotels' room revenue, and to a lesser extent, when applicable, food and beverage revenue.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

RESULTS OF OPERATIONS

                                        Three Months Ended                      Six Months Ended
                                              June 30,                               June 30,
                                  -------------------------------         -----------------------------
                                     2000                1999                2000              1999
                                  -----------         -----------         -----------       -----------
Lease revenue                     $20,558,027         $19,917,915         $40,553,661       $38,424,404
   Add:
     Deferred lease revenue        10,591,300          11,578,268          17,341,712        18,931,847
                                  -----------         -----------         -----------       -----------

Percentage rents collected or
   due from Lessees               $31,149,327         $31,496,183         $57,895,373       $57,356,251
                                  ===========         ===========         ===========       ===========

Three Months Ended June 30, 2000 and 1999

Deferred lease revenue for the three months ended June 30, 2000 of $10,591,300 represents second quarter Percentage Lease revenues collected or due from the Lessees which management expects the Company to recognize as revenue in the third and fourth quarters of 2000. After considering such amounts included in deferred revenue at June 30, 2000, Percentage Lease revenues collected or due from the Lessees under the terms of the Percentage Leases during the three months ended June 30, 2000 were $31,149,327 compared to $31,496,183 for the three months ended June 30, 1999. The decrease in Percentage Lease revenue resulted primarily from the receipt in 1999 of one time incentive rent of $660,000 as a part of an overall settlement with a former lessee. On a same store and comparable basis, revenue per available room ("REVPAR") for hotels owned by the Company throughout both periods increased by .5% from $56.79 to $57.10.

Real estate and personal property taxes decreased from the comparable period in 1999 due primarily to the sale of eight limited service hotels subsequent to the first quarter of 1999 and due to refunds resulting from successful appeals on taxes paid in 1999.

Depreciation and amortization increased over the comparable period in 1999 due primarily to capitalized renovation costs at certain hotels and the purchase of two large all-suite hotels in the second quarter of 1999.

General and administrative expenses decreased over the comparable period in 1999 due primarily to decreases in legal and professional fees.

Interest expense increased $1,632,742 in the three months ended June 30, 2000 over the comparable period in 1999. The increase was due to an increase in the average outstanding balance of the Company's debt from $346 million for the three months ended June 30, 1999 to $379 million for the three months ended June 30, 2000 and an increase in average interest rates from 7.4% for the quarter ended June 30, 1999 to 8.4% for the quarter ended June 30, 2000.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                        RESULTS OF OPERATIONS, Continued

Six Months Ended June 30, 2000 and 1999

Deferred lease revenue for the six months ended June 30, 2000 of $17,341,712 represents first and second quarter Percentage Lease revenues collected or due from the Lessees which management expects the Company to recognize as revenue in the third and fourth quarters of 2000. After considering such amounts included in deferred revenue at June 30, 2000, Percentage Lease revenues collected or due from the Lessees under the terms of the Percentage Leases during the six months ended June 30, 2000 were $57,895,373 compared to $57,356,251 for the six months ended June 30, 1999. The increase in Percentage Lease revenue is the result of a full six months of Percentage Lease revenue from two large all-suite hotels purchased by the Company in the second quarter of 1999 partially offset by (1) Percentage Lease revenue lost by the sale of eight limited service hotels subsequent to the first quarter of 1999, (2) loss of one-time incentive rent of $660,000 as a part of an overall settlement with a former lessee in 1999, and
(3) a decrease in REVPAR. On a same store and comparable basis, REVPAR for hotels owned by the Company throughout both periods decreased by .3% from $53.10 to $52.94.

Real estate and personal property taxes increased over the comparable period in 1999 due primarily to the purchase of two large all-suite hotels by the Company in the second quarter of 1999 and due to increases in assessed values of certain hotels, offset partially by the sale of eight limited service hotels subsequent to the first quarter of 1999.

Depreciation and amortization increased over the comparable period in 1999 due primarily to capitalized renovation costs at certain hotels and the purchase of two large all-suite hotels in the second quarter of 1999.

General and administration expenses decreased over the comparable period in 1999 due primarily to decreases in legal and professional fees.

Interest expense increased $3,569,211 in the six months ended June 30, 2000 over the comparable period in 1999. The increase was due to an increase in the average outstanding balance of the Company's debt from $341 million for the six months ended June 30, 1999 to $382 million for the six months ended June 30, 2000 and an increase in average interest rates from 7.4% for the six months ended June 30, 1999 to 8.4% for the quarter ended June 30, 2000.

Funds From Operations

Funds From Operations (as defined below) were $27,168,873 for the six months ended June 30, 2000, compared to $30,573,291 for the six months ended June 30, 1999. The decrease is due primarily to increases in interest expense resulting from an increase in average outstanding debt and in interest rates as compared to the same period last year. The Company considers Funds From

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                        RESULTS OF OPERATIONS, Continued

Funds From Operations, Continued

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                        RESULTS OF OPERATIONS, Continued

The following is a reconciliation of loss to FFO:

                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                   -----------------------------      ---------------------------
                                                                       Proforma                        Proforma
                                                        2000             1999             2000           1999
                                                    -----------      -----------      -----------     -----------
Net loss                                            $(4,865,821)     $  (564,234)     $(9,412,684)    $(2,761,982)
Less:
   Preferred stock dividends                         (1,632,813)      (1,632,813)      (3,265,626)     (3,265,626)
   Gain on sale of hotel properties                                     (269,211)                        (269,211)
Add:
   Minority interest                                   (227,688)         (88,215)        (444,122)       (225,720)
   Depreciation of buildings, furniture and
       equipment                                      9,762,266        9,361,813       19,633,342      18,030,790
   Deferred lease revenue                            10,591,300       11,578,268       17,341,712      18,931,847
   Change in accounting for corporate
       organizational costs                                                                               133,193
   Loss on sale of hotel properties                   2,947,744                         3,316,251
                                                    -----------      -----------      -----------     -----------

Funds From Operations                               $16,574,988      $18,385,608      $27,168,873     $30,573,291
                                                    ===========      ===========      ===========     ===========

Weighted average number of outstanding shares
   of Common Stock and Units of Partnership          37,953,935       38,582,543       37,961,100      38,568,066
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

Cash and cash equivalents as of June 30, 2000 were $160,234, compared to $361,142 at December 31, 1999. Additionally, all of the June 30, 2000 receivables due from the Lessees were received prior to the filing of this Quarterly Report on Form 10-Q. Net cash provided by operating activities for the six months ended June 30, 2000 was $25,914,602.

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

At June 30, 2000, the Company had outstanding debt of approximately $379.4 million, including $199.7 million under its combined lines of credit, $73.5 million under the Company's Commercial Mortgage Bonds (the "Bonds") and $96.0 million under its GMAC term loan (the "GMAC Term Loan"), leaving approximately $49.4 million available under the combined lines of credit, after consideration of outstanding letters of credit. Additionally, the Company had $10.2 million of mortgage notes payable assumed in connection with the purchase of two hotels in 1998. The Company's consolidated indebtedness was 41.9% of its investments in hotels, at cost, at June 30, 2000.

In December 1997, the Company arranged an interest rate swap on a notional amount of $75 million with Bank One as a hedge against the floating rate debt. At June 30, 2000, the swap resulted in a fixed interest rate of 8.40% on the notional amount. In May 1999, the Company entered into a second interest rate swap on a notional amount of $40 million with Bank One. At June 30, 2000, the swap resulted in a fixed interest rate of 7.74% on the notional amount. The swap agreements will expire in October 2000.

During the six months ended June 30, 2000, the Company invested approximately $8.3 million to fund capital improvements to its hotels, including replacement of carpets, drapes, renovation of common areas and improvement of hotel exteriors. In addition, the Company has committed to fund approximately $3.5 million during the remainder of 2000 for capital improvements.

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

During the six months ended June 30, 2000, the Partnership declared distributions in the aggregate of $9,488,688 to its partners, including the Trust, of $.25 per unit of limited partnership interest ("Unit"), and the Company declared distributions in the aggregate of $9,167,494, or $.25 per share to its shareholders, with such distributions being paid on August 1, 2000.

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

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowing, proceeds from the sale of certain of its hotel properties, the issuance of additional equity securities of the Company, or, in connection with acquisitions of hotel properties, issuance of Units in the Partnership. Pursuant to the Partnership Agreement for the Partnership, holders of Units have the right to require the Partnership to redeem their Units. During the six months ended June 30, 2000, no Units were tendered for redemption. Pursuant to the Partnership Agreement, the Company has the option to redeem Units tendered for redemption on a one-for-one basis for shares of Common Stock or for an equivalent amount of cash. The Company anticipates that it will acquire any Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock and has agreed to register such shares so as to be freely tradeable by the recipient.

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

                           FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words "believes", "estimates", "projects", "anticipates", "expects" and words of similar import. Such forward-looking statements relate to future events and the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from the results or achievement expressed or implied by such

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                      FORWARD-LOOKING STATEMENTS, Continued

forward-looking statements. Risk factors relating to such forward-looking statements are contained in the Company's Current Report on Form 8-K dated March 17, 2000 and filed under the Securities Exchange Act of 1934, as amended. The Company is not obligated to update any such forward- looking statements or risk factors.

                                   SEASONALITY

The hotel industry is seasonal in nature. The hotels' operations historically reflect higher occupancy rates and ADR during the second and third quarters. The provisions of SAB 101 call for straight-line recognition of the annual base rent throughout the year and for the deferral of any Percentage Rent amounts collected or due from the Lessees until such amounts exceed the annual fixed base rent. This will generally result in base rent being recognized in the first and second quarters and Percentage Rents collected or due from the Lessees being deferred and then recognized in the third and fourth quarters due to the structure of the Company's percentage leases and the seasonality of the hotel operations. Historically, the Company has recorded lease revenue in interim periods on a basis similar to that used to determine quarterly Lessee Percentage Rent payments, resulting in the second and third quarters being the strongest quarters. To the extent that cash flow from operating activities from the Hotels for a quarter is sufficient to fund all of the distributions for such quarter, the Company may maintain the annual distribution rate by funding seasonal-related shortfalls with available cash or borrowing under the Unsecured Line of Credit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


The Company is exposed to certain financial market risks, the most predominant of which is the fluctuation in interest rates. At June 30, 2000, the Company's exposure to market risk for a change in interest rates is related solely to its debt outstanding under its $219.5 million Bank One Line, its $25 million Bank of America Line and its $10 million NBC Credit Line (collectively referred to as the "Facilities"). Total debt outstanding under the Facilities totaled $199.7 million at June 30, 2000. In December 1997, the Company entered into an interest rate swap agreement, expiring in October 2000, with a financial institution on a notional principal amount of $75 million. The agreement effectively fixes the interest rate on the notional amount of floating rate debt at a rate of 5.90% plus 1.50%, 1.75%, 2.00%, 2.25% or 2.50% as determined by the Company's percentage of total debt to the total value of the Company's investments in hotel properties, as defined in the Company's Bank One Line and Bank of America Line loan agreements (the "Percentage"). In May 1999, the Company entered into a second interest rate swap agreement, expiring in October 2000, on a notional principal amount of $40 million, which effectively fixes the interest rate on the notional amount of floating rate debt at a rate of 5.24% plus the Percentage. Thus, at June 30, 2000, the Company had $84.7 million of variable rate debt outstanding under the Facilities that was exposed to fluctuations in the market rate of interest.

The Company's operating results are affected by changes in interest rates, primarily as a result of borrowing under the Facilities. If interest rates increased by 25 basis points, the Company's quarterly interest expense would have increased by approximately $106,000, based on balances outstanding during the six months ended June 30, 2000.

                           PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits -- The following exhibit is filed in this Quarterly Report on Form 10-Q:

27 Financial Data Schedule (filed only electronically with the Securities and Exchange Commission)

Reports on Form 8-K -- During the period covered by this Quarterly Report on Form 10-Q, the Company filed the following Current Reports on Form 8-K:

          (a) Current Report on Form 8-K dated May 11, 2000 and filed on May 26, 2000, reporting the results of the Company's annual meeting of shareholders on May 11, 2000 (no financial information required); and

          (b) Current Report on Form 8-K dated May 31, 2000 and filed on June 20, 2000, reporting the Company's current Percentage Lease terms for its hotels (no financial information required).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Equity Inns, Inc.



      August 9, 2000                    By:  /s/Donald H. Dempsey
--------------------------              -------------------------
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