Form 10-Q
period 2000-09-30
EQUITY INNS INC
filed 2000-11-13
CIK 916530

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                      ----
X               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For The Quarterly Period Ended
   September 30, 2000                            Commission File Number 01-12073


                                EQUITY INNS, INC.
             -------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Tennessee                                               62-1550848
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer)
Incorporation or Organization                                Identification No.)


                 7700 Wolf River Boulevard, Germantown, TN 38138
               (Address of Principal Executive Office) (Zip Code)


                                 (901) 754-7774
              (Registrant's Telephone Number, Including Area Code)


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

         The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on November 7, 2000 was 36,750,151.


                                     1 of 24

                                EQUITY INNS, INC.

                                      INDEX


                                                                            PAGE

PART I.     Financial Information

   Item 1.  Financial Statements


          Consolidated Balance Sheets - September 30, 2000 (unaudited)
            and December 31, 1999                                              3

          Consolidated Statements of Operations (unaudited) - For
            the three months and nine months ended September 30, 2000
            and the three months ended September 30, 1999 (actual and
            proforma)                                                          4

          Consolidated Statements of Cash Flows (unaudited) - For the three months and nine months ended September 30, 2000 and
            1999                                                               5

          Notes to Consolidated Financial Statements                           7


   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             13

   Item 3.    Quantitative and Qualitative Disclosures About Market
              Risk                                                            21


PART II.      Other Information


   Item 6.    Exhibits and Reports on Form 8-K                                22

PART I.  Financial Information
   Item 1.  Financial Statements

                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         September 30,    December 31,
                                                             2000             1999
                                                         -------------    ------------
                                                          (unaudited)
ASSETS

Investment in hotel properties, net                      $780,316,947     $814,536,595
Cash and cash equivalents                                     525,687          361,142
Due from Lessees                                           12,278,372        5,123,598
Note receivable                                             3,407,889        3,313,477
Deferred expenses, net                                      6,508,977        7,019,382
Deposits and other assets                                   2,710,678        1,764,596
                                                         ------------     ------------

       Total assets                                      $805,748,550     $832,118,790
                                                         ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                                     $375,148,119     $381,174,628
Accounts payable and accrued expenses                      15,668,324       13,755,097
Distributions payable                                      10,578,031       12,928,464
Deferred lease revenue                                     20,581,823
Minority interest in Partnership                            9,991,435       12,008,383
                                                         ------------     ------------

       Total liabilities                                  431,967,732      419,866,572
                                                         ------------     ------------

Commitments and contingencies

Shareholders' equity:

Preferred Stock, $.01 par value, 10,000,000 shares
  authorized, 2,750,000 shares issued and outstanding      68,750,000       68,750,000
Common Stock, $.01 par value, 50,000,000 shares
  authorized, 37,495,487 and 37,308,523 shares
  issued and outstanding                                      374,955          373,085
Additional paid-in capital                                417,760,980      416,355,731
Treasury stock, at cost, 747,600 and 557,300
  shares, respectively                                     (5,173,110)      (3,882,768)
Unearned directors' and officers' compensation             (2,084,032)      (2,375,434)
Predecessor basis assumed                                  (1,263,887)      (1,263,887)
Distributions in excess of net earnings                  (104,584,088)     (65,704,509)
                                                         ------------     ------------

       Total shareholders' equity                         373,780,818      412,252,218
                                                         ------------     ------------

Total liabilities and shareholders' equity               $805,748,550     $832,118,790
                                                         ============     ============


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                EQUITY INNS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                         Three Months Ended                        Nine Months Ended
                                                            September 30,                             September 30,
                                              ----------------------------------------   ---------------------------------------
                                                                            Proforma                                  Proforma
                                                 2000           1999          1999          2000          1999          1999
                                              -----------    -----------   -----------   -----------   -----------   -----------

Revenue
 Percentage lease revenues                    $29,270,526    $33,892,541   $30,165,309   $69,824,187   $91,248,792   $68,589,713
 Gain (loss) on sale of hotel properties                                                  (3,316,251)      269,211       269,211
 Other income                                     159,201        292,950       292,950       696,684       687,224       687,224
                                              -----------    -----------   -----------   -----------   -----------   -----------
       Total revenue                           29,429,727     34,185,491    30,458,259    67,204,620    92,205,227    69,546,148
                                              -----------    -----------   -----------   -----------   -----------   -----------

Expenses
 Real estate and personal property taxes        3,713,418      3,152,300     3,152,300    11,002,146     9,971,706     9,971,706
 Depreciation and amortization                 10,281,400      9,828,522     9,828,522    30,029,866    28,046,955    28,046,955
 Amortization of loan costs                       437,743        369,456       369,456     1,188,165       785,367       785,367
 Interest                                       8,018,423      7,646,625     7,646,625    23,999,485    20,058,476    20,058,476
 General and administrative                     1,376,258      1,095,416     1,095,416     4,375,617     4,504,612     4,504,612
 Lease expense                                    324,875        317,883       317,883     1,188,537       985,484       985,484
                                              -----------    -----------   -----------   -----------   -----------   -----------
       Total expenses                          24,152,117     22,410,202    22,410,202    71,783,816    64,352,600    64,352,600
                                              -----------    -----------   -----------   -----------   -----------   -----------

Income (loss) before minority interest and
 change in accounting                           5,277,610     11,775,289     8,048,057    (4,579,196)   27,852,627     5,193,548

Minority interest                                 124,816        354,578       228,698      (319,306)      797,971         1,010
                                              -----------    -----------   -----------   -----------   -----------   -----------

Income (loss) before change in accounting       5,152,794     11,420,711     7,819,359    (4,259,890)   27,054,656     5,192,538

Change in accounting for corporate
 organizational costs                                                                                      133,193       133,193
                                              -----------    -----------   -----------   -----------   -----------   -----------


Net income (loss)                               5,152,794     11,420,711     7,819,359    (4,259,890)   26,921,463     5,059,345

Preferred stock dividends                       1,632,812      1,632,813     1,632,813     4,898,438     4,898,439     4,898,439
                                              -----------    -----------   -----------   -----------   -----------   -----------

Net income (loss) applicable to common
 shareholders                                 $ 3,519,982    $ 9,787,898   $ 6,186,546   $(9,158,328)  $22,023,024   $   160,906
                                              ===========    ===========   ===========   ===========   ===========   ===========

Net income (loss) per common share -
 basic and diluted                            $       .10    $       .26   $       .17   $      (.25)  $       .59   $       .00
                                              ===========    ===========   ===========   ===========   ===========   ===========

Weighted average number of common shares
 and units outstanding - diluted               37,957,095     38,584,014     38,584,014   37,959,755    38,573,440    38,573,440
                                              ===========    ===========   ============  ===========   ===========   ===========





                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                EQUITY INNS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         For the Nine Months Ended
                                                                                September 30,
                                                                        ----------------------------
                                                                            2000            1999
                                                                        ------------     -----------
Cash flows from operating activities:
  Net income (loss)                                                     $(4,259,890)     $26,921,463
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      (Gain) loss on sale of hotel properties                             3,316,251         (269,211)
      Depreciation and amortization                                      30,029,866       28,046,955
      Amortization of loan costs                                          1,188,165          785,367
      Change in accounting for corporate organizational costs                                133,193
     Amortization of unearned directors' compensation                       697,092          655,239
     Directors' compensation                                                 59,930           54,915
     Minority interest                                                     (319,306)         797,971
      Changes in assets and liabilities:
        Due from Lessees                                                 (7,154,774)      (6,441,642)
        Notes receivable                                                    (94,412)
        Deferred expenses                                                                    (25,000)
        Deposits and other assets                                          (946,082)      (1,910,563)
        Accounts payable and accrued expenses                             2,179,076        2,898,216
        Deferred lease revenue                                           20,581,823
                                                                        -----------      -----------
               Net cash provided by operating activities                 45,277,739       51,646,903
                                                                        -----------      -----------

Cash flows from investing activities:
  Investment in hotel properties                                                         (57,540,471)
  Improvements and additions to hotel properties                        (11,099,999)     (28,033,632)
  Payments received on note receivable                                                       250,000
  Cash paid for franchise applications                                      (50,000)        (211,725)
  Proceeds from sale of hotel properties                                 12,234,067       21,501,725
                                                                        -----------      -----------
                Net cash provided by (used in) investing activities       1,084,068      (64,034,103)
                                                                        -----------      -----------

Cash flows from financing activities:
  Purchase of Treasury Stock                                             (1,290,342)
  Distributions paid                                                    (37,992,114)     (40,709,485)
  Borrowings under revolving credit facilities                           45,525,000      148,175,000
  Payments on revolving credit facilities                               (41,825,000)    (187,950,000)
  Payments on CMBS credit facility                                       (8,635,353)      (1,747,963)
  Borrowings under GMAC Term Loan                                                         97,020,000
  Payments on GMAC Term Loan                                               (879,342)        (163,852)
  Payments on debt assumed                                                 (211,814)        (192,831)
  Cash paid for loan costs                                                 (888,297)      (2,270,608)
  Payments on capital lease obligations                                                       (3,726)
                                                                        -----------      -----------
                Net cash provided by (used in) financing activities     (46,197,262)      12,156,535
                                                                        -----------      -----------

Net increase (decrease) in cash and cash equivalents                        164,545         (230,665)
Cash and cash equivalents at beginning  of period                           361,142          399,952
                                                                        -----------      -----------

Cash and cash equivalents at end of period                              $   525,687      $   169,287
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

During September 2000, 74,703 units of limited partnership interest in the partnership ("Units") were exchanged for shares of common stock by certain limited partners.

Additionally, during the nine months ended September 30, 2000, the Company issued 2,220 shares of common stock at $6.75 per share, 800 shares of common stock at $6.25 per share, 2,200 shares of common stock at $6.81 per share, 724 shares of common stock at $6.88 per share, 2,448 shares of common stock at $6.12 per share and 760 shares of common stock at $6.56 per share to its independent directors in lieu of cash as compensation.

At September 30, 2000, $9,489,490 in distributions to shareholders and limited partners had been declared but not paid. The distributions were paid on November 1, 2000. At December 31, 1999, $11,839,922 in distributions to shareholders and limited partners had been declared but not paid.

At September 30, 1999, $11,961,381 in distributions to shareholders and limited partners had been declared but not paid. The distributions were paid on November 1, 1999. At December 31, 1998, $11,890,186 in distributions to shareholders and limited partners had been declared but not paid.

                                EQUITY INNS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                            -------------------------


1.     Organization and Basis of Presentation

       Equity Inns, Inc. (the "Company") was incorporated on November 24, 1993. The Company is a self-administered real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at September 30, 2000 owned an approximate 96.8% interest in the Partnership. The Company was formed to acquire equity interests in hotel properties and at September 30, 2000 owned, through the Partnership, 96 hotel properties with a total of 12,284 rooms in 34 states.

       At September 30, 2000, the Partnership or its affiliates, under operating leases providing for the payment of percentage rent (the "Percentage Leases"), leased 75 of the Company's hotels to affiliates of Interstate Hotels Corporation ("IHC"), which was divested in 1999 from Wyndham International ("Wyndham"). IHC is referred to herein as the "Interstate Lessee." All payments due under these Percentage Leases are guaranteed by Interstate Hotels, L.L.C., a subsidiary of IHC, and IHC (except for three hotels where Wyndham rather than IHC is the guarantor). At September 30, 2000, the Partnership leased 19 hotels to wholly-owned subsidiaries of Prime Hospitality Corporation (collectively, the "Prime Lessee"). All payments due under these Percentage Leases are guaranteed by Prime Hospitality Corporation. The IHC Lessee and the Prime Lessee are referred to herein collectively as the "Lessees," and individually as a "Lessee." The Lessees operate and lease hotels owned by the Partnership and its affiliates pursuant to the Percentage Leases, which provide for rent payments equal to the greater of (i) a fixed base rent ("Base Rent") or
       (ii) percentage rent based on the revenues of the hotel ("Percentage Rent"). The remaining two hotels are operated pursuant to management agreements, one of which is operated by a subsidiary of IHC and one of which is operated by a wholly-owned subsidiary of MeriStar Hotels & Resorts, Inc.

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

                                EQUITY INNS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


2.     Change in Accounting Principle

       In December 1999, the  Securities  and Exchange  Commission  issued Staff
       Accounting   Bulletin  No.  101,   "Revenue   Recognition   in  Financial
       Statements" ("SAB 101"). SAB 101 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. The Company has reviewed the terms of its percentage leases and has determined that the provisions of SAB 101 will significantly impact the Company's current revenue recognition on an interim basis, but will have no impact on the Company's annual percentage lease revenue, funds from operations or interim cash flow from its third party Lessees. The Company has adopted the provisions of SAB 101 and elected to implement these provisions as a change in accounting principle effective January 1, 2000. For comparative purposes, the Company has elected to illustrate the proforma effect of SAB 101 for the three- and nine-month periods ended September 30, 1999. The effect of the change on the three months ended September 30, 2000 was to decrease lease revenues by $3,240,111 and, therefore, net income applicable to common shareholders by $3,133,621 ($.08 per share-basic and diluted) to 3,519,982 ($.10 per share-basic and diluted). The proforma effect of the change on the three months ended September 30, 1999 was to decrease lease revenues by $3,727,232 and, therefore, net income applicable to common shareholders by $3,601,352 ($.09 per share- basic and diluted) to $6,186,546 ($.17 per share-basic and diluted). The effect of the change on the nine months ended September 30, 2000 was to decrease lease revenues by $20,581,823 and, therefore, net income applicable to common shareholders by $19,884,412 ($.54 per share- basic and diluted) to a loss of $9,158,328 [$(.25) per share-basic and diluted]. The proforma effect of the change on the nine months ended September 30, 1999 was to decrease lease revenues by $22,659,079 and, therefore, net income applicable to common shareholders by $21,862,118 ($.59 per share-basic and diluted) to $160,906 ($.00 per share-basic and diluted).

       The Percentage Leases provide for the greater of (i) annual fixed Base Rent or (ii) Percentage Rent to be remitted to the Company annually. The leases contain annual room revenue thresholds used to calculate two tiers of Percentage Rent which are applied to annualized room revenues on a quarterly basis to determine quarterly Percentage Rent payments. The provisions of SAB 101 call for straight-line recognition of the annual Base Rent throughout the year and for the deferral of any additional Percentage Rent collected or due from the Lessees until such amounts exceed the annual fixed Base Rent. This will generally result in Base Rent being recognized in the first and second quarters and Percentage Rents collected or due from the Lessees in the first and second quarters being deferred and then recognized in the third and fourth quarters due to the structure of the Company's Percentage Leases and the seasonality of the hotel operations. Historically, the Company has recorded lease revenue in interim periods on a basis similar to that used to determine quarterly Lessee Percentage Rent payments, resulting in the second and third quarters being the strongest quarters.

                                EQUITY INNS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


2.     Change in Accounting Principle, Continued

       At September 30, 2000, deferred revenue of $20,581,823 represents Percentage Rent collected or due from the Lessees under the terms of the Percentage Leases, which the Company expects to recognize as lease revenue in the fourth quarter of 2000. The Company's quarterly distributions to shareholders generally are based on Percentage Rents collected or due from its Lessees as opposed to Percentage Lease revenue recognized. Management expects its hotel portfolio to yield substantial Percentage Rent annually, based on its cash flow analyses of the hotels prior to their acquisition and based on the negotiated terms of the related leases.

3.     Net Income Per Common Share

       Statement of Financial Accounting Standards No. 128, "Earnings Per Share" requires the presentation of basic and diluted earnings per share, replacing primary and fully diluted earnings per share previously required.

       A reconciliation of the numerator and denominator used in the basic earnings per share computation to the numerator and denominator used in the diluted earnings per share computation is presented below for the three and nine months ended September 30, 2000 and 1999.

                                                  For the Three Months Ended September 30,
                                                2000                                    1999 (Proforma)
                             -----------------------------------------    -----------------------------------------
                               Income          Shares        Per Share      Income          Shares        Per Share
                             (Numerator)    (Denominator)      Amount     (Numerator)    (Denominator)     Amount
                             -----------    -------------    ---------    -----------    -------------    ---------

Net income applicable to
   common shareholders -
   basic                     $3,519,982      36,689,873        $.10       $6,186,546       37,239,958      $.17
Dilutive effect of
   potential conversion
   or partnership units
   and elimination of
   minority interest            124,816       1,267,222                      228,698        1,344,056
Dilutive effect of stock
   options outstanding
   using the treasury
   stock method
                             ----------      ----------        ----       ----------       ----------      ----

Net income applicable to
   common shareholders -
    - diluted                $3,644,798      37,957,095        $.10       $6,415,244       38,584,014      $.17
                             ==========      ==========        ====       ==========       ==========      ====

                                EQUITY INNS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


3.     Net Income Per Common Share, Continued

                                                    For the Nine Months Ended September 30,
                                                  2000                                   1999 (Proforma)
                               -----------------------------------------    -----------------------------------------
                                 Income          Shares        Per Share      Income          Shares        Per Share
                               (Numerator)    (Denominator)     Amount      (Numerator)    (Denominator)     Amount
                               -----------    -------------    --------     -----------    -------------    --------

Net income (loss) applicable
   to common shareholders -
   basic                       $(9,158,328)     36,680,875      $(.25)       $160,906        37,216,794      $.00
Dilutive effect of
   potential conversion
   or partnership units
   and elimination of
   minority interest              (319,306)      1,278,880                      1,010         1,356,646
Dilutive effect of stock
   options outstanding
   using the treasury
   stock method
                               -----------      ----------      -----        --------        ----------      ----

Net income (loss) applicable
   to common shareholders -
   diluted                     $(9,477,634)     37,959,755      $(.25)       $161,916        38,573,440      $.00
                               ===========      ==========      =====        ========        ==========      ====


4.     Debt

       Debt is comprised of the following at September 30, 2000:

                  Commercial Mortgage Bonds             $ 73,102,190
                  GMAC Term Loan                          95,681,255
                  Unsecured Lines of Credit              196,200,000
                  Other                                   10,164,674
                                                        ------------

                                                        $375,148,119
                                                        ============

       The Company's $219.5 million unsecured line of credit with Bank One (the "Bank One Line") bears interest at a variable rate of LIBOR plus 1.50%, 1.75%, 2.00%, 2.25% or 2.50% as determined by the Company's percentage of total debt to the total value of the Company's investment in hotel properties, as defined in the loan agreement (the "Percentage"). The Percentage is reviewed quarterly, and the interest rate is adjusted as necessary. At September 30, 2000, the interest rate on the Bank One Line was LIBOR (6.62% at September 30, 2000) plus 2.50%. The Bank One Line expires in October 2000.

                                EQUITY INNS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


4.     Debt, Continued

       The Company's $25 million unsecured line of credit with Bank of America (the "Bank of America Line") bears interest at a variable rate of LIBOR plus 1.50%, 1.75%, 2.00%, 2.25% or 2,50% as determined by the Company's percentage of total debt to total value of the Company's investment in hotel properties, as defined in the loan agreement. The percentage is reviewed quarterly, and the interest rate is adjusted as necessary. At September 30, 2000, the interest rate on the Bank of America Line was LIBOR (6.62% at September 30, 2000) plus 2.50%. The Bank of America Line expires in October 2000.

       The Company's $10,000,000 line of credit with the National Bank of Commerce (the "NBC Credit Line") bears interest at the bank's prime rate (9.50% at September 30, 2000) and is unsecured. The NBC Credit Line has a three-year term, expiring in October 2000.

5.     Subsequent Events

       On October 9, 2000, the $25 million Bank of America Line expired.

       On October 10, 2000, the Company extended its $219.5 million unsecured Bank One Line for an additional thirty days. At that time, certain participant banks elected to reduce their exposure to lodging REITs resulting in the Bank One Line being reduced to $204.5 million. On October 10, the Company also extended its $10 million NBC Credit Line for an additional thirty days. Both the Bank One Line and the NBC Credit Line will expire on November 9, 2000.

       On October 20, 2000, the Company financed $36,000,000 with GMAC Commercial Mortgage Company (the "GMAC Term Loan #2") at a fixed annual interest rate of 8.25%. The principal amount of the loan is amortized over 25 years, with the unpaid balance due and payable in November 2010. Proceeds from the completion of this loan were used to repay existing debt under the Bank One Line. In connection with this transaction, eight of the Company's hotel properties with a carrying value of approximately $62 million collateralize the loan.

       On November 6, 2000, the Company financed $3,135,000 with National Bank of Commerce (the "NBC Term Loan") at a fixed annual interest rate of 8.50%. The principal amount of the loan is amortized over 20 years, with the unpaid balance due and payable in November 2005. Proceeds from the completion of this loan were used to repay existing debt under the Bank One Line. In connection with this transaction, one of the Company's hotel properties with a carrying value of approximately $7 million collateralizes the loan.

                                EQUITY INNS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


5.     Subsequent Events, Continued

       On November 9, 2000, the Company financed $69,653,100 with General Electric Credit Corporation (the "GECC Term Loan") at a fixed annual interest rate of 8.25%. The principal amount of the loan is amortized over 25 years, with the unpaid balance due and payable in December 2010. Proceeds from the completion of this loan were used to repay existing debt under the Bank One Line. In connection with this transaction, sixteen of the Company's hotel properties with a carrying value of approximately $111 million collateralize the loan.

       On November 9, 2000, the Company repaid the then outstanding balance under the Bank One Line with borrowings under a new $125 million secured line of credit (the "Bank One Secured Line of Credit"). The Bank One Secured Line of Credit bears interest at a variable rate of LIBOR plus 1.5%, 1.75%, 2.0%, 2.25%, 2.5% or 2.75% as determined by the Company's percentage of total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the loan agreement (the "Percentage"). The Percentage is reviewed quarterly and the interest rate is adjusted as necessary. Currently, the interest rate on the Bank One Secured Line of Credit is LIBOR plus 2.50%. The Bank One Secured Line of Credit has a three-year term, expiring on October 26, 2003.

       The Bank One Secured Line of Credit had a balance of approximately $105.6 million at November 9, 2000. In connection with this transaction, twenty-eight of the Company's hotel properties with a carrying value of approximately $266 million collateralize the loan.

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations



                                                    BACKGROUND

The Company commenced operations on March 1, 1994 upon completion of its initial public offering (the "IPO") and the simultaneous acquisition of eight Hampton Inn hotels with 995 rooms. Since the IPO, the Company has actively implemented its acquisition strategy. The following chart summarizes information regarding the Company's hotels at September 30, 2000:


                                              Number of              Number of
    Franchise Affiliation                  Hotel Properties         Rooms/Suites
    ---------------------                  ----------------         ------------
    Premium Limited Service Hotels:
         Hampton Inn                            48                      6,030
         Hampton Inn & Suites                    1                        125
         Comfort Inn                             2                        245
                                                --                     ------
              Sub-total                         51                      6,400
                                                --                     ------

    All-Suite Hotels:
         AmeriSuites                            19                      2,403

    Premium Extended Stay Hotels:
         Residence Inn                          11                      1,351
         Homewood Suites                         9                      1,295
                                                --                     ------
              Sub-total                         20                      2,646
                                                --                     ------

    Full Service Hotels:
         Holiday Inn                             4                        557
         Comfort Inn                             1                        177
                                                --                     ------
              Sub-total                          5                        734
                                                --                     ------

    Independent Hotels:                          1                        101
                                                --                     ------

                     Total                      96                     12,284
                                                ==                     ======

The Partnership currently leases 94 of the hotels to the Lessees pursuant to the Percentage Leases. The remaining two hotels are operated by third parties under management agreements. The Partnership's, and therefore the Company's, principal source of revenue is lease payments by the Lessees under the Percentage Leases. Percentage Rent is based primarily upon the hotels' room revenue, and to a lesser extent, when applicable, food and beverage revenue.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                              BACKGROUND, Continued

Under the REIT Modernization Act (the "RMA"), which becomes effective January 1, 2001, the Company is permitted to lease its hotels to wholly owned taxable REIT subsidiaries ("TRS Lessees") of the Company. The Company has entered into an agreement with Interstate and its affiliated Lessees to terminate all of the existing leases with the Interstate Lessees effective January 1, 2001 at which time the Company will enter into leases with newly formed TRS Lessees of the Company. Under the RMA, the TRS Lessees are required to enter into management agreements with "eligible independent contractors" which will manage the hotels. In connection with terminating the Percentage Leases with the Interstate Lessees, the TRS Lessees have agreed to enter into management agreements with a wholly-owned subsidiary of Interstate which will manage 55 of the hotels currently leased to the Interstate Lessees. The remaining 20 hotels currently subject to leases with the Interstate Lessees will be managed by other management companies, not yet determined. The management agreements with Interstate expire with respect to 12 hotels on December 31, 2001, 13 hotels on December 31, 2002, 12 hotels on December 31, 2003, 11 hotels on December 31, 2004 and 7 hotels on December 31, 2005. The TRS Lessees will pay rent to the Company and will pay management fees to the managers of the hotels. The TRS Lessees will be subject to taxation at regular C corporation tax rates on their net taxable income.

RESULTS OF OPERATIONS

                                   Three Months Ended           Nine Months Ended
                                      September 30,               September 30,
                                -------------------------   -------------------------
                                   2000          1999          2000          1999
                                -----------   -----------   -----------   -----------
Lease revenue                   $29,270,526   $30,165,309   $69,824,187   $68,589,713
   Add:
     Deferred lease revenue       3,240,111     3,727,232    20,581,823    22,659,079
                                -----------   -----------   -----------   -----------

Percentage rents collected or
   due from Lessees             $32,510,637   $33,892,541   $90,406,010   $91,248,792
                                ===========   ===========   ===========   ===========

Three Months Ended September 30, 2000 and 1999

Deferred lease revenue for the three months ended September 30, 2000 of $3,240,111 represents third quarter Percentage Lease revenues collected or due from the Lessees which management expects the Company to recognize as revenue in the fourth quarter of 2000. After considering such amounts included in deferred revenue at September 30, 2000, Percentage Lease revenues collected or due from the Lessees under the terms of the Percentage Leases during the three months ended September 30, 2000 were $32,510,637 compared to $33,892,541 for the three months ended September 30, 1999. The decrease in Percentage Lease revenue resulted primarily from the receipt in 1999 of one time incentive rent of $1,013,000 as a part of an overall settlement with a former lessee and Percentage Lease revenue lost from the sale of four limited service hotels since the end of

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                        RESULTS OF OPERATIONS, Continued

Three Months Ended September 30, 2000 and 1999, Continued

the third quarter of 1999. On a comparable basis, revenue per available room ("REVPAR") for hotels owned by the Company throughout both periods increased by 3.1% from $57.89 to $59.66.

Real estate and personal property taxes increased from the comparable period in 1999 due primarily to taxes on two large extended stay hotels purchased in mid 1999 that were not assessed at full value until 2000.

Depreciation and amortization increased over the comparable period in 1999 due primarily to capitalized renovation costs at certain hotels.

General and administrative expenses increased over the comparable period in 1999 due primarily to increases in legal and professional fees and wages and salaries.

Interest expense increased $371,798 in the three months ended September 30, 2000 over the comparable period in 1999. The increase was due to an increase in the average outstanding balance of the Company's debt from $376 million for the three months ended September 30, 1999 to $383 million for the three months ended September 30, 2000 and an increase in average interest rates from 8.0% for the quarter ended September 30, 1999 to 8.4% for the nine months ended September 30, 2000.

Nine Months Ended September 30, 2000 and 1999

Deferred lease revenue for the nine months ended September 30, 2000 of $20,581,823 represents first, second and third quarter Percentage Lease revenues collected or due from the Lessees which management expects the Company to recognize as revenue in the fourth quarter of 2000. After considering such amounts included in deferred revenue at September 30, 2000, Percentage Lease revenues collected or due from the Lessees under the terms of the Percentage Leases during the nine months ended September 30, 2000 were $90,406,010 compared to $91,248,792 for the nine months ended September 30, 1999. The decrease in Percentage Lease revenue is the result of a full nine months of Percentage Lease revenue from two large all-suite hotels purchased by the Company in the second quarter of 1999 and an increase in REVPAR partially offset by (1) Percentage Lease revenue lost by the sale of eight limited service hotels subsequent to the first quarter of 1999 and (2) loss of one-time incentive rent of $1,673,000 as a part of an overall settlement with a former lessee in 1999, offset by an increase in REVPAR. On a same store and comparable basis, REVPAR for hotels owned by the Company throughout both periods increased by .1% from $54.65 to $54.72.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                        RESULTS OF OPERATIONS, Continued

Nine Months Ended September 30, 2000 and 1999, Continued

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

General and administration expenses decreased slightly over the comparable period in 1999 due primarily to decreases in franchise taxes.

Interest expense increased $3,941,009 in the nine months ended September 30, 2000 over the comparable period in 1999. The increase was due to an increase in the average outstanding balance of the Company's debt from $355 million for the nine months ended September 30, 1999 to $380 million for the nine months ended September 30, 2000 and an increase in average interest rates from 7.6% for the nine months ended September 30, 1999 to 8.4% for the nine months ended September 30, 2000.

Funds From Operations

Funds From Operations ("FFO") (as defined below) were $44,278,614 for the nine months ended September 30, 2000, compared to $50,509,365 for the nine months ended September 30, 1999. The decrease is due primarily to decreases in Percentage Lease revenue and from increases in interest expense resulting from an increase in average outstanding debt and in interest rates as compared to the same period last year. The Company considers FFO to be a key measure of a REIT's performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity.

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

The following is a reconciliation of net income (loss) to FFO:

                                                      Three Months Ended           Nine Months Ended
                                                        September 30,                 September 30,
                                                 ---------------------------    ---------------------------
                                                                  Proforma                       Proforma
                                                    2000            1999           2000            1999
                                                 -----------     -----------    -----------     -----------
Net income (loss)                                $ 5,152,794     $ 7,819,359    $(4,259,890)    $ 5,059,345
Less:
   Preferred stock dividends                      (1,632,812)     (1,632,813)    (4,898,438)     (4,898,439)
   Gain on sale of hotel properties                                                                (269,211)
Add:
   Minority interest                                 124,816         228,698       (319,306)          1,010
   Depreciation of buildings, furniture and
       equipment                                  10,224,832       9,793,598     29,858,174      27,824,388
   Deferred lease revenue                          3,240,111       3,727,232     20,581,823      22,659,079
   Change in accounting for corporate
       organizational costs                                                                         133,193
   Loss on sale of hotel properties                                               3,316,251
                                                 -----------     -----------    -----------     -----------

Funds From Operations                            $17,109,741     $19,936,074    $44,278,614     $50,509,365
                                                 ===========     ===========    ===========     ===========

Weighted average number of outstanding shares
   of Common Stock and Units of Partnership       37,957,095      38,584,014     37,959,755      38,573,440
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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                   LIQUIDITY AND CAPITAL RESOURCES, Continued

Cash and cash equivalents as of September 30, 2000 were $525,687, compared to $361,142 at December 31, 1999. Additionally, all of the September 30, 2000 receivables due from the Lessees were received prior to the filing of this Quarterly Report on Form 10-Q. Net cash provided by operating activities for the nine months ended September 30, 2000 was $45,277,739.

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

At September 30, 2000, the Company had outstanding debt of approximately $375.1 million, including $196.2 million under its combined lines of credit, $73.1 million under the Company's Commercial Mortgage Bonds (the "Bonds") and $95.7 million under its GMAC term loan (the "GMAC Term Loan"), leaving approximately $52.8 million available under the combined lines of credit, after consideration of outstanding letters of credit. Additionally, the Company had $10.2 million of mortgage notes payable assumed in connection with the purchase of two hotels in 1998. The Company's consolidated indebtedness was 41.3% of its investments in hotels, at cost, at September 30, 2000.

At November 9, 2000, after the completion of the refinancing of its unsecured debt described in Note 5 of this Form 10-Q, the Company had approximately $13.9 million available under its Bank One Secured Line of Credit.

During the nine months ended September 30, 2000, the Company invested approximately $11.1 million to fund capital improvements to its hotels, including replacement of carpets, drapes, renovation of common areas and improvement of hotel exteriors. In addition, the Company has committed to fund
approximately   $1.0   million   during  the   remainder  of  2000  for  capital
improvements.

The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowings under its line of credit. Under the Unsecured Bank One Line of Credit, the GMAC Term Loan, the GMAC Term Loan #2, the GECC Term Loan and the Bonds, the Partnership is obligated to fund 4% of room revenues per quarter on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the hotels. Recurring repairs and maintenance are performed by the Lessees.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                   LIQUIDITY AND CAPITAL RESOURCES, Continued

During the three months ended September 30, 2000, the Partnership declared distributions in the aggregate of $9,489,490 to its partners, including the Trust, of $.25 per unit of limited partnership interest ("Unit"), and the Company declared distributions in the aggregate of $9,186,972, or $.25 per share to its shareholders, with such distributions being paid on November 1, 2000.

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

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured borrowings, proceeds from the sale of certain of its hotel properties, the issuance of additional equity securities of the Company, or, in connection with acquisitions of hotel properties, issuance of Units in the Partnership. Pursuant to the Partnership Agreement for the Partnership, holders of Units have the right to require the Partnership to redeem their Units. During the nine months ended September 30, 2000, 74,703 Units were tendered for redemption. Pursuant to the Partnership Agreement, the Company has the option to redeem Units tendered for redemption on a one-for-one basis for shares of Common Stock or for an equivalent amount of cash. The Company anticipates that it will acquire any Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock and has agreed to register such shares so as to be freely tradeable by the recipient.


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


                                   SEASONALITY

The hotel industry is seasonal in nature. The hotels' operations historically reflect higher occupancy rates and ADR during the second and third quarters. The provisions of SAB 101 call for straight-line recognition of the annual base rent throughout the year and for the deferral of any Percentage Rent amounts collected or due from the Lessees until such amounts exceed the annual fixed base rent. This will generally result in base rent being recognized in the first and second quarters and Percentage Rents collected or due from the Lessees being deferred and then recognized in the third and fourth quarters due to the structure of the Company's percentage leases and the seasonality of the hotel operations. Historically, the Company has recorded lease revenue in interim periods on a basis similar to that used to determine quarterly Lessee Percentage Rent payments, resulting in the second and third quarters being the strongest quarters. To the extent that cash flow from operating activities from the Hotels for a quarter is insufficient to fund all of the distributions for such quarter, the Company may maintain the annual distribution rate by funding seasonal-related shortfalls with available cash or borrowing under its Bank One Secured Line of Credit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


The Company is exposed to certain financial market risks, the most predominant of which is the fluctuation in interest rates. At September 30, 2000, the Company's exposure to market risk for a change in interest rates is related solely to its debt outstanding under its $219.5 million Bank One Line, its $25 million Bank of America Line and its $10 million NBC Credit Line (collectively referred to as the "Facilities"). Total debt outstanding under the Facilities totaled $196.2 million at September 30, 2000. In December 1997, the Company entered into an interest rate swap agreement, expiring in October 2000, with a financial institution on a notional principal amount of $75 million. The agreement effectively fixes the interest rate on the notional amount of floating rate debt at a rate of 5.90% plus 1.50%, 1.75%, 2.00%, 2.25% or 2.50% as determined by the Company's percentage of total debt to the total value of the Company's investments in hotel properties, as defined in the Company's Bank One Line and Bank of America Line loan agreements (the "Percentage"). In May 1999, the Company entered into a second interest rate swap agreement, expiring in October 2000, on a notional principal amount of $50 million, which effectively fixes the interest rate on the notional amount of floating rate debt at a rate of 5.24% plus the Percentage. Thus, at September 30, 2000 the Company had $81.2 million of variable rate debt outstanding under the Facilities that was exposed to fluctuations in the market rate of interest.

On October 9, 2000, both of the Company's interest rate swap agreements expired, resulting in the exposure of all amounts owed under the Facilities, as extended, as of this date and subsequently borrowed under the Secured Bank One Line of Credit to fluctuations in the market rate of interest.

The Company's operating results are affected by changes in interest rates, primarily as a result of borrowing under the Facilities. If interest rates increased by 25 basis points, the Company's quarterly interest expense would have increased by approximately $245,250, based on balances outstanding during the three months ended September 30, 2000.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits -- The following exhibit is filed in this Quarterly Report on Form 10-Q:

27 Financial Data Schedule (filed only electronically with the Securities and Exchange Commission)

Reports on Form 8-K -- During the period covered by this Quarterly Report on Form 10-Q, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Equity Inns, Inc.



 November 10 , 2000             By:  /s/Donald H. Dempsey
--------------------            ------------------------------------------------
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