Form 10-K
period 2000-12-31
EQUITY INNS INC
filed 2001-03-23
CIK 916530

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
---
 X               Annual Report Pursuant to Section 13 or 15(d) of
---                       The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000      Commission File Number 01-12073

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

             7700 Wolf River Boulevard, Germantown, Tennessee 38138
         -----------------------------------------------------------------------
         (Address of Registrant's Principal Executive Office) (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

Aggregate market value of voting stock and non-voting stock held by nonaffiliates of the Registrant as of March 8, 2001: $28,609,862.
Number of shares of Common Stock, $.01 par value, outstanding as of March 8, 2001: 36,825,021

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its 2001 Annual Meeting of Shareholders to be held May 10, 2001 (the "Proxy Statement") are incorporated by reference into Part III of this Report.

Exhibit Index beginning on Page 56.

                                EQUITY INNS, INC
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 2000


                                TABLE OF CONTENTS


                                     PART I
                                                                            Page

Item 1.   Business                                                             3

Item 2.   Properties                                                          10

Item 3.   Legal Proceedings                                                   16

Item 4.   Submission of Matters to a Vote of Security Holders                 16

                             PART II

Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters                                              16

Item 6.   Selected Financial Data                                             17

Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              19

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          25

Item 8.   Financial Statements and Supplementary Data                         26

Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                              49

                            Part III

Item 10.  Directors and Executive Officers of the Registrant                  49

Item 11.  Executive Compensation                                              49

Item 12.  Security Ownership of Certain Beneficial Owners and
             Management                                                       49

Item 13.  Certain Relationships and Related Transactions                      49

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on
             Form 8-K                                                         50

THIS REPORT CONTAINS AND INCORPORATES BY REFERENCE CERTAIN FORWARD- LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "ESTIMATES," "PROJECTS," "EXPECTS" AND SIMILAR WORDS. SUCH FORWARD-LOOKING STATEMENTS RELATE TO FUTURE EVENTS AND THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY, AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM THE RESULTS OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD- LOOKING STATEMENTS. ATTENTION SHOULD BE PAID TO THE VARIOUS FACTORS IDENTIFIED OR INCORPORATED BY REFERENCE IN THIS REPORT (INCLUDING THOSE FACTORS SET FORTH IN THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED MARCH 23, 2001) WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER, INCLUDING BUT NOT LIMITED TO THOSE DISCUSSED IN THE SECTIONS ENTITLED "INTERNAL GROWTH STRATEGY," "ACQUISITION STRATEGY," "COMPETITION," "LEVERAGE," "ENVIRONMENTAL MATTERS," "TAX STATUS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." THE COMPANY IS NOT OBLIGATED TO UPDATE ANY SUCH FACTORS OR TO REFLECT THE IMPACT OF ACTUAL FUTURE EVENTS OR DEVELOPMENTS ON SUCH FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1.       BUSINESS

(a)      General Development of Business

Equity Inns, Inc. (the "Company") is in the business of acquiring equity interests in hotel properties. The Company commenced operations in March 1994 and is a real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the
"Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and, at December 31, 2000, owned an approximate 96.8% interest in the Partnership. The Company conducts its business through the Partnership and its subsidiaries.

(b)      Narrative Description of Business

In order to qualify as a REIT, neither the Company nor the Partnership can operate hotels. The Company has implemented a strategy of utilizing multiple lessees and hotel management companies for its hotel properties. At December 31, 2000, the Partnership or its affiliates owned 96 hotel properties, with a total of 12,284 rooms in 34 states (the "Hotels"). During the year ended December 31, 2000 the Partnership or its affiliates, under operating leases providing for the payment of percentage rent (the "Percentage Leases"), leased 75 of the Company's hotels to affiliates of Interstate Hotels Corporation ("IHC"), which was recently divested from Wyndham International, Inc. ("Wyndham"). IHC is referred to herein as the "Interstate Lessee." All payments due under these Percentage Leases were guaranteed by Interstate Hotels, L.L.C., a subsidiary of IHC, and IHC (except for three hotels where Wyndham rather than IHC was the guarantor). The Partnership leased 19 hotels to wholly-owned subsidiaries of Prime
Hospitality Corporation (collectively, the "Prime Lessee"). All payments due under these Percentage Leases are guaranteed by Prime Hospitality Corporation. The Interstate Lessee and the Prime Lessee are referred to herein collectively as the "Lessees", and individually as a "Lessee." During the year ended December 31, 2000, the Lessees operated and leased hotels owned by the Partnership and its affiliates pursuant to the Percentage Leases, which provide for rent payments equal to the greater of (i) a fixed base rent ("Base Rent") or (ii) percentage rent based on the revenues of the hotels ("Percentage Rent"). The remaining two hotels were operated pursuant to management agreements, one of which is operated by a subsidiary of IHC and one of which is operated by a wholly-owned subsidiary of MeriStar Hotels & Resorts, Inc.

Effective January 1, 2001 (the "Effective Date") and pursuant to the federal REIT Modernization Act (the "RMA") which took effect on the Effective Date, the Company and its affiliates (1) terminated or assigned the Percentage Leases between the Company and the Interstate Lessee, (2) terminated the lease guaranties with Interstate Hotels, L.L.C. and Wyndham and (3) terminated certain other agreements between the Company and the Interstate Lessee. As of the Effective Date, the Company entered into new Percentage Leases with wholly-owned taxable REIT subsidiaries of the Company (the "TRS Lessees") for the lease of 77 of the Hotels. The terms of the Percentage Leases with the TRS Lessees are substantially identical to the Percentage Leases terminated between the Company and the Interstate Lessee. The remaining 19 Hotels continue to be leased to the Prime Lessee. Under the RMA, the TRS Lessees are required to enter into management agreements with eligible independent contractors to manage the hotels. On the Effective Date, the TRS Lessees entered into new management agreements with Promus Hotels, Inc. ("Promus") (as to 20 Hotels), Crestline Hotels & Resorts, Inc. ("Crestline") (as to two Hotels) and Crossroads Hospitality Company, L.L.C., an affiliate of IHC ("CHC") (as to 55 Hotels). In future reporting periods, the rents generated by the Company's Percentage Leases with the TRS Lessees will be eliminated in consolidation, while the actual operating results of all the Company's hotels leased by the TRS Lessees will be included in the Company's financial statements.

The diversity of the Company's portfolio is such that, at December 31, 2000, no individual hotel exceeded 2.1% of the total rooms in the portfolio. The Company's geographical distribution and franchise diversity is illustrated by the following charts.

                               Franchise Diversity

                                          # of Hotel            # of Rooms/
  Franchise Affiliation                   Properties              Suites
  ---------------------                   ----------            -----------

  Premium Limited Service Hotels:
       Hampton Inn                            48                   6,030
       Hampton Inn & Suites                    1                     125
       Holiday Inn Express                     1                     101
       Comfort Inn                             2                     245
                                              --                  ------
           Sub-total                          52                   6,501
                                              --                  ------

  All-Suite Hotels:
       AmeriSuites                            19                   2,403

  Premium Extended Stay Hotels:
       Residence Inn                          11                   1,351
       Homewood Suites                         9                   1,295
                                              --                  ------
           Sub-total                          20                   2,646
                                              --                  ------

  Full Service Hotels:
       Holiday Inn                             4                     557
       Comfort Inn                             1                     177
                                              --                  ------
           Sub-total                           5                     734
                                              --                  ------

           Total                              96                  12,284
                                              ==                  ======

                             Geographical Diversity

                        Number of         Number of           Percentage of
State                     Hotels         Suites/Rooms          Suites/Rooms
-----                   ---------        ------------         -------------

Alabama                       3                 382                 3.1%
Arizona                       4                 495                 4.0%
Arkansas                      1                 123                 1.0%
Colorado                      3                 356                 2.9%
Connecticut                   3                 405                 3.3%
Florida                       8               1,079                 8.8%
Georgia                       3                 314                 2.6%
Idaho                         1                 104                 0.8%
Illinois                      3                 499                 4.1%
Indiana                       2                 255                 2.1%
Kansas                        2                 260                 2.1%
Kentucky                      1                 119                 1.0%
Louisiana                     1                 128                 1.0%
Maryland                      2                 244                 2.0%
Michigan                      3                 399                 3.2%
Minnesota                     2                 248                 2.0%
Missouri                      2                 242                 2.0%
Nebraska                      1                  80                 0.7%
Nevada                        1                 202                 1.6%
New Jersey                    3                 424                 3.5%
New Mexico                    1                 128                 1.0%
New York                      1                 154                 1.3%
North Carolina                5                 614                 5.0%
Ohio                          6                 736                 6.0%
Oklahoma                      1                 135                 1.1%
Oregon                        1                 168                 1.4%
Pennsylvania                  2                 249                 2.0%
South Carolina                3                 404                 3.3%
Tennessee                    10               1,172                 9.5%
Texas                         8               1,105                 9.0%
Vermont                       2                 200                 1.6%
Virginia                      2                 245                 2.0%
Washington                    1                 161                 1.3%
West Virginia                 4                 455                 3.7%
                             --              ------               -----

                             96              12,284               100.0%
                             ==              ======               =====



GROWTH STRATEGY

The Company's business objectives are to increase funds from operations and enhance shareholder value primarily through (i) aggressive asset management and the strategic investment of capital in its diversified hotel portfolio, (ii) selectively acquiring hotels that have been underperforming due to the lack of sufficient capital improvements, poor management or franchise affiliation, and
(iii) selectively disposing of hotels that have reached their earnings potential or may, in management's judgment, suffer adverse changes in their local market, or require large capital outlays.

Currently, the Company's acquisition and growth strategy has been curtailed due to a variety of factors, including the difficulty in obtaining equity financing on terms deemed appropriate by management.

EMPLOYEES

At March 1, 2001, the Company employed, through a wholly-owned subsidiary, 14 employees.

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

FRANCHISE AGREEMENTS

A part of the Company's asset management program is the licensing of all its Hotels under nationally franchised brands. The Company believes that the public's perception of quality associated with a franchisor is an important feature in the operation of a hotel. The Company believes that franchised properties generally have higher levels of occupancy and ADR than properties which are unfranchised due to access to national reservation systems and advertising and marketing programs provided by franchisors.

The Partnership is also committed to franchisors to make certain capital improvements to hotel properties, which will be funded from borrowings or working capital. The Partnership made capital improvements of approximately $13.6 million to its hotel properties in 2000, including approximately $1.3 million in renovations required by franchisors. In 2001, the Partnership expects to fund approximately $17 million of capital improvements for the Hotels.

SEASONALITY

The Hotels' operations historically have been seasonal in nature, generally reflecting higher occupancy rates during the second and third quarters. This seasonality can be expected to cause fluctuations in the Company's quarterly lease revenue to the extent that it receives Percentage Rent.

TAX STATUS

The Company intends to operate so as to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). As long as the Company qualifies for taxation as a REIT, with certain exceptions, the Company will not be taxed at the corporate level on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement effective January 1, 2001, that it distribute annually at least 90% of its taxable income. Failure to qualify as a REIT will render the Company subject to tax (including any applicable minimum tax) on its taxable income at regular corporate rates and distributions to the shareholders in any such year will not be deductible by the Company. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property. In connection with the Company's election to be taxed as a REIT, the Company's Charter imposes certain restrictions on the transfer of shares of Common Stock. The Company has adopted the calendar year as its taxable year.

In December 1999, the RMA was signed into law. The RMA includes several REIT provisions (the "REIT Provisions"). The REIT Provisions generally will be effective January 1, 2001 and will overhaul the existing tax rules applicable to taxable subsidiaries of REITs. Under the REIT Provisions, the Company is allowed to own all of the stock in TRSs. In addition, a TRS is allowed to perform "non-customary" services for hotel guests and is allowed to enter into many new businesses. However, a TRS is not allowed to franchise or manage hotels. Each TRS is allowed to enter into management contracts for the Company's hotels, with independent third party management companies. The use of TRSs, however, is subject to certain restrictions, including the following:

       o no more than 20% of the REIT's assets may consist of securities of its TRSs,
       o the tax deductibility of interest paid or accrued by a TRS to its affiliated REIT is limited, and
       o a 100% excise tax is imposed non-arm's length transactions between a TRS and its on affiliated REIT or the REIT's tenants.

As a result of the opportunities offered by the RMA, effective as of the Effective Date, the Company terminated or assigned the Percentage Leases between the Company and the Interstate Lessee and entered into new Percentage Leases with the TRS Lessees for the lease of 77 of the Hotels. On the Effective Date, the TRS Lessees also entered into new management agreements with CHC (for 55 Hotels), Promus (for 20 Hotels) and Crestline (for two Hotels).

ENVIRONMENTAL MATTERS

Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment a hazardous substance at a property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property. The costs of remediation or removal of such substances may be substantial and the presence of such substances, or the failure to promptly remediate them, may adversely affect the owner's ability to sell such real estate or to use such real estate as collateral.

In connection with the Partnership's acquisition of the Hotels, Phase I environmental site assessments ("ESAs") were obtained on all of the Hotels. The Phase I ESAs included historical review of the Hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screenings for hazardous and toxic substances and underground storage tanks, and the preparation and issuance of a written report. The Phase I ESAs did not include invasive procedures to detect contaminants from former operations on the Hotels or migrating from neighbors or caused by third parties. The Phase I ESAs have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets, results of operations or liquidity, nor is the Company aware of any such liability or that there are material environmental liabilities of which the Company is unaware.

EXECUTIVE OFFICERS OF THE COMPANY

The Company's executive officers, listed below, serve in their respective capacities for approximate one year terms and are subject to re-election annually by the Board of Directors, normally in May of each year.

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

Howard A. Silver              President, Chief Operating Officer and Director

Donald H. Dempsey             Executive Vice President, Chief Financial Officer,
                              Secretary, Treasurer and Director

Phillip H. McNeill, Jr.       Executive Vice President of Development

J. Ronald Cooper              Vice President, Assistant Secretary, Assistant
                              Treasurer and Controller

Phillip H. McNeill, Sr. (age 62) is Chairman and Chief Executive Officer of the Company and has been Chairman of McNeill Hospitality Corporation since 1984. From 1963 to 1977, he served in various capacities, including President and Chief Executive Officer, with Schumacher Mortgage Company, Inc., a mortgage banking firm and subsidiary of Time, Inc. Mr. McNeill has served as President and Director of the Memphis Mortgage Bankers Association and the Tennessee State Mortgage Bankers Association. He has served as a member of the Board of Trustees of the University of Memphis Foundation and as a Director of First Commercial Bank of Memphis. He is currently serving as a member of the Boards of Directors of National Commerce Bancorporation and Interstate Hotels Corporation. Mr. McNeill holds both a B.S. and a J.D. degree from the University of Memphis and is a graduate of the Northwestern School of Mortgage Banking.

Howard A. Silver (age 46) is President and Chief Operating Officer of the Company and has been a certified public accountant since 1980. Mr. Silver joined the Company in May 1994 and has previously served as Executive Vice President of Finance, Secretary, Treasurer and Chief Financial Officer of the Company. From 1992 until joining the Company, Mr. Silver served as Chief Financial Officer of Alabaster Originals, L.P., Memphis, Tennessee, a fashion jewelry wholesaler. From 1978 to 1985, Mr. Silver was a certified public accountant with the national accounting firm of Coopers & Lybrand L.L.P., and from 1987 to 1992 Mr. Silver was employed as a certified public accountant with the national accounting firm of Ernst & Young. Mr. Silver holds a B.S. in Accounting from the University of Memphis.

Donald H. Dempsey (age 56) is Executive Vice President, Secretary, Treasurer and Chief Financial Officer of the Company. Prior to joining the Company in July 1998, Mr. Dempsey served as Executive Vice President and Chief Financial Officer of Choice Hotels International, Inc. from January 1998 to July 1998. From April 1995 to December 1997, Mr. Dempsey served as Senior Vice President and Chief Financial Officer of Promus Hotel Corporation, from October 1993 to April 1995 as Senior Vice President of Finance and Administration of the Hotel Division of The Promus Companies Incorporated, and from December 1991 to October 1993 as Vice President, Finance of the Hampton Inn/Homewood Suites Hotel Division of The Promus Companies Incorporated. Mr. Dempsey served in various other senior financial and development officer positions within the Hotel Division of The Promus Companies Incorporated and its predecessor companies from 1983 to 1991. From 1969 to 1983, Mr. Dempsey held various corporate and division financial management and administrative positions with Holiday Inns, Inc. Mr. Dempsey is currently serving on the Board of Directors of John Q. Hammons Hotels, Inc. Mr. Dempsey holds a B.S. in Accounting from Mississippi State University.

Phillip H. McNeill, Jr. (age 39) is Executive Vice President of Development of the Company. From 1994 to 1996, he served as President of Trust Leasing, Inc., formerly McNeill Hotel Co., Inc., the Company's former lessee (the "Former Lessee"), and from 1984 to 1996 served as Vice President of Trust Management, Inc., formerly McNeill Hospitality Corporation, which was an affiliate of the Former Lessee. Mr. McNeill is the son of Phillip H. McNeill, Sr. and holds a B.B.A. from the University of Memphis and is a graduate of the Northwestern School of Mortgage Banking.

J. Ronald Cooper (age 52) is Vice President, Assistant Secretary, Assistant Treasurer and Controller of the Company. From 1994 to 1996, he was Controller and Director of Financial Reporting for the Former Lessee and joined the Former Lessee in October 1994. Mr. Cooper has been a certified public accountant since 1972. From 1978 until joining the Former Lessee, Mr. Cooper was employed as Secretary, Treasurer and Controller of Wall Street Deli, Inc., a publicly-owned delicatessen company. Prior to that, Mr. Cooper was a certified public accountant with the national accounting firm of Coopers & Lybrand L.L.P. from 1970 to 1976. Mr. Cooper holds a B.S. degree in accounting from Murray State University.

ITEM 2.       PROPERTIES

The following table sets forth certain information for the year ended December 31, 2000 with respect to the Hotels owned at December 31, 2000:


                          Year Ended December 31, 2000
                                                                                                          Revenue
                                        Number                                                  Average     Per
                            Date         Of          Room           Lease                        Daily    Available
                           Opened       Rooms      Revenue(1)    Payment (1)(2)   Occupancy      Rate     Room (3)
                           ------      -------     ----------    --------------   ---------    ---------  ---------
Hampton Inn:
   Albany, New York         1986         154        $  3,594       $  1,769          71.1%      $89.73     $63.77
   Ann Arbor, Michigan      1986         150           2,948          1,379          71.5%      $75.62     $54.06
   Atlanta (Northlake),
       Georgia              1988         130           1,754            782          55.7%      $66.16     $36.87
   Austin, Texas            1987         122           2,373          1,156          70.6%      $75.93     $53.58
   Baltimore (Glen Burnie),
       Maryland             1989         116           2,746          1,319          81.3%      $80.28     $65.24
   Beckley, West Virginia   1992         108           1,911            974          73.4%      $65.85     $48.36
   Birmingham (Mountain
       Brook), Alabama      1987         131           2,023            996          59.6%      $70.77     $42.19
   Birmingham (Vestavia),
       Alabama              1986         123           1,555            605          54.9%      $62.91     $34.54
   Chapel Hill, North
       Carolina             1986         122           2,009            968          61.5%      $73.13     $44.99
   Charleston, South
       Carolina             1985         125           1,651            643          54.1%      $66.77     $36.10
   Chattanooga, Tennessee   1988         168           2,541          1,100          67.9%      $60.81     $41.31
   Chicago (Gurnee),
       Illinois             1988         134           1,981            782          57.6%      $70.12     $40.38
   Chicago (Naperville),
       Illinois             1987         130           2,580          1,194          72.3%      $76.19     $55.08
   Cleveland, Ohio          1987         123           1,712            780          53.8%      $70.68     $38.03
   College Station, Texas   1986         135           2,114            950          62.1%      $69.25     $43.02
   Colorado Springs,
       Colorado             1985         128           1,859            786          55.5%      $71.44     $39.68
   Columbia, South Carolina 1985         121           1,587            676          56.7%      $63.22     $35.83
   Columbus, Georgia        1986         119           2,064            987          73.2%      $64.83     $47.47
   Columbus (Dublin), Ohio  1988         123           2,207          1,063          65.6%      $74.71     $49.03
   Dallas (Addison), Texas  1985         160           2,242          1,053          51.9%      $74.39     $38.60
   Dallas (Richardson),
       Texas                1987         130           2,222          1,089          66.2%      $70.48     $46.69
   Denver (Aurora),
       Colorado             1985         132           1,655            616          52.9%      $65.25     $34.51
   Detroit (Madison
       Heights), Michigan   1987         124           2,503          1,224          73.0%      $75.51     $55.16
   Detroit (Northfield),
       Michigan             1989         125           2,661          1,338          72.9%      $79.79     $58.17
   Fayetteville, North
       Carolina             1986         122           1,339            469          51.9%      $57.83     $30.00
   Ft. Worth, Texas         1987         125           1,477            471          55.7%      $57.95     $32.28
   Gastonia, North Carolina 1989         109           1,689            836          60.8%      $69.67     $42.35
   Indianapolis, Indiana    1987         129           2,359          1,089          62.8%      $79.63     $49.97
   Jacksonville, Florida    1986         122           1,676            641          62.1%      $62.34     $38.72
   Kansas City (Overland
       Park), Kansas        1991         134           2,364          1,107          65.4%      $73.66     $48.20
   Kansas City, Missouri    1987         120           2,009            892          62.3%      $73.44     $45.75
   Knoxville, Tennessee     1991         118           1,884            771          72.1%      $60.48     $43.62
   Little Rock (North),
       Arkansas             1985         123           1,309            598          51.0%      $56.97     $29.08
   Louisville, Kentucky     1986         119           1,886            837          58.1%      $74.83     $43.51
   Memphis (Poplar),
       Tennessee            1985         126           2,432          1,190          68.8%      $77.29     $53.17
   Memphis (Sycamore View),
       Tennessee            1984         117           1,512            526          61.4%      $58.03     $35.61
   Meriden, Connecticut     1988         125           2,438          1,219          65.6%      $81.33     $53.32
   Milford, Connecticut     1986         148           3,161          1,557          75.2%      $77.58     $58.35
   Morgantown, West
       Virginia             1991         108           2,033          1,016          66.9%      $76.91     $51.43
   Nashville (Briley
       Parkway), Tennessee  1987         120           2,216            972          66.5%      $75.91     $50.45
   Norfolk, Virginia        1990         119           2,153          1,050          68.2%      $72.53     $49.43
   Pickwick, Tennessee      1994          50             781            260          66.0%      $64.64     $42.65
   San Antonio (Bowie),
       Texas                1995         169           3,568          1,943          69.4%      $83.14     $57.68
   Sarasota, Florida        1987          97           1,290            447          52.4%      $69.32     $36.33
   Scottsdale, Arizona      1996         126           1,753            829          46.0%      $82.67     $38.02
   Scranton, Pennsylvania   1994         129           2,524          1,139          72.5%      $73.70     $53.45



                          Year Ended December 31, 2000
                                                                                                          Revenue
                                        Number                                                  Average     Per
                            Date         Of           Room           Lease                       Daily    Available
                           Opened       Rooms      Revenue (1)   Payment (1)(2)   Occupancy      Rate      Room (3)
                           ------      -------     -----------   --------------   ---------    ---------  ---------

Hampton Inn (Continued):
   State College,
       Pennsylvania         1987         120           2,400          1,182          65.2%      $83.79     $54.64
   St. Louis (Westport),
       Missouri             1987         122          1,748            685          56.6%      $69.15     $39.15

Hampton Inn & Suites:
   Memphis (Bartlett),
       Tennessee            1998         125          1,992            858          59.1%      $73.65     $43.54

Comfort Inn:
   Dallas (Arlington),
       Texas                1985         141          1,384            622          50.5%      $53.14     $26.82
   Jacksonville Beach,
       Florida              1973         177          4,061          1,946          67.9%      $92.29     $62.68
   Rutland, Vermont         1985         104          1,848            798          73.3%      $66.24     $48.55

Residence Inn:
   Boise, Idaho (4)         1986         104          2,717          1,195          86.3%      $83.26     $71.84
   Burlington, Vermont      1988          96          2,457          1,150          71.1%      $98.36     $69.92
   Colorado Springs,
       Colorado             1984          96          2,673          1,430          82.3%      $92.38     $76.07
   Minneapolis (Eagan),
       Minnesota            1988         120          3,222          1,600          85.5%      $85.75     $73.35
   Oklahoma City, Oklahoma  1982         135          3,011          1,410          76.6%      $79.61     $60.95
   Omaha, Nebraska          1981          80          1,946            750          75.2%      $88.39     $66.46
   Portland, Oregon         1990         168          4,890          2,548          71.9%     $110.56     $79.53
   Princeton, New Jersey    1988         208          6,637          3,560          75.0%     $116.28     $87.18
   Somers Point,
       New Jersey (4)       1988         120          3,621          1,685          77.0%     $107.10     $82.44
   Tinton Falls, New Jersey 1988          96          3,307          1.613          84.9%     $110.89     $94.12
   Tucson, Arizona          1985         128          3,235          1,563          81.9%      $84.28     $69.05

Holiday Inn:
   Bluefield, West Virginia 1980         120          2,044            913          65.2%      $71.35     $46.53
   Charleston (Mt. Pleasant),
       South Carolina       1988         158          2,682          1,206          60.7%      $76.34     $46.38
   Oak Hill, West Virginia  1983         119          1,252            582          42.3%      $67.98     $28.74
   Wilkesboro, North
       Carolina             1985         101          1,174            561          52.3%      $60.78     $31.81
   Winston-Salem, North
       Carolina             1969         160          1,490            528          39.8%      $64.27     $25.61

Homewood Suites:
   Augusta, Georgia         1997          65          1,496            721          68.9%      $91.28     $62.88
   Chicago, Illinois        1999         235          8,835          4,555          72.0%     $143.97    $103.61
   Cincinnati (Sharonville),
       Ohio                 1990         111          2,460          1,169          72.2%      $83.89     $60.56
   Hartford, Connecticut    1990         132          4,329          2,241          76.6%     $116.94     $89.60
   Memphis (Germantown),
       Tennessee            1996          92          1,938            892          66.8%      $86.13     $57.54
   Orlando, Florida         1999         252          6,116          3,058          74.5%      $89.02     $66.31
   Phoenix, Arizona         1996         124          3,368          1,476          73.0%     $101.60     $74.22
   San Antonio, Texas       1996         123          2,611          1,065          70.9%      $81.85     $58.00
   Seattle, Washington      1998         161          5,107          2,425          77.1%     $112.35     $86.67

AmeriSuites:
   Albuquerque, New Mexico  1997         128          2,609          1,343          82.6%      $67.40     $55.70
   Baltimore, Maryland      1996         128          3,676          2,014          86.3%      $90.96     $78.46
   Baton Rouge, Louisiana   1997         128          2,621          1,384          73.7%      $75.93     $55.95
   Birmingham, Alabama      1997         128          2,202          1,041          67.6%      $69.51     $47.00
   Cincinnati (Blue Ash),
       Ohio                 1990         127          1,730            811          51.6%      $72.17     $37.23
   Cincinnati (Forest
       Park), Ohio          1992         126          1,976            832          59.1%      $72.49     $42.85
   Columbus, Ohio           1994         126          2,620          1,270          75.1%      $75.67     $56.81
   Flagstaff, Arizona       1993         117          1,835            781          71.7%      $59.76     $42.85
   Indianapolis, Indiana    1992         126          2,443          1,225          65.8%      $80.47     $52.97


                          Year Ended December 31, 2000
                                                                                                          Revenue
                                        Number                                                  Average     Per
                            Date         Of           Room           Lease                       Daily    Available
                           Opened       Rooms      Revenue(1)    Payment (1)(2)   Occupancy      Rate      Room (3)
                           ------      -------     ----------    --------------   ---------    ---------  ---------
AmeriSuites (Continued):
    Jacksonville, Florida   1996         112           1,729            707          62.5%      $65.44     $40.89
    Las Vegas, Nevada       1998         202           4,962          2,637          84.4%      $79.48     $67.12
    Kansas City (Overland
       Park), Kansas        1994         126           2,452          1,164          65.0%      $81.79     $53.18
    Memphis (Wolfchase),
        Tennessee           1996         128           2,093            961          59.7%      $74.76     $44.67
    Miami, Florida          1996         126           3,114          1,760          85.3%      $79.13     $67.53
    Miami (Kendall),
       Florida              1996          67           2,263          1,392          87.4%     $105.58     $92.30
    Minneapolis, Minnesota  1997         128           2,944          1,483          78.4%      $80.15     $62.84
    Nashville, Tennessee    1997         128           2,408          1,218          68.4%      $75.18     $51.39
    Richmond, Virginia      1992         126           2,444          1,197          68.4%      $77.48     $52.99
    Tampa, Florida          1994         126           3,134          1,772          71.6%      $94.86     $67.96
                                      ------        --------       --------          -----      ------     ------

Consolidated Totals/Weighted
    Average for all Hotels            12,284        $241,651       $115,067          67.1%      $80.26     $53.81
                                      ======        ========       ========          =====      ======     ======

------------------------

(1)   Amounts in thousands.

(2) Represents lease payments calculated by applying the rent provisions in the Percentage Leases to the room revenues of the hotels.

(3)   Determined by multiplying occupancy times the ADR.

(4)   Hotel  operated  under  a  management   contract;   lease  payment  amount
      represents operating income after payment of management fees and other hotel operating expenses.


THE PERCENTAGE LEASES

Until December 31, 2000, all but two of the Hotels owned by the Partnership were separately leased to the Interstate Lessee and the Prime Lessee (and 77 to the TRS Lessees following the Effective Date) under Percentage Leases. All Percentage Leases with the Lessees have a non-cancelable initial term of ten to fifteen years, subject to earlier termination upon the occurrence of certain contingencies described in the Percentage Leases. During the term of each Percentage Lease, the Lessees are obligated to pay (i) the greater of Base Rent or Percentage Rent and (ii) certain other amounts, including interest accrued on any late payments or charges. Base Rent accrues and is required to be paid monthly. Percentage Rent is based on percentages of room revenues and to a lesser extent, food and beverage revenues, if any, for each of the Hotels. Both the Base Rent and the threshold room revenue amount in each Percentage Rent formula will be adjusted annually for changes in the CPI. The adjustment is calculated at the beginning of each lease year after a holding period of the first full calendar year of the lease, based upon the average change in the CPI during the prior 24 months. The adjustment in any lease year may not exceed 7% of the Base Rent and threshold room revenue amounts for the prior fiscal year. Percentage Rent is payable quarterly, on or before the 30th day following the end of each of the calendar quarters in each fiscal year.

At the Effective Date and pursuant to the RMA, the Company and its affiliates terminated or assigned the Percentage Leases between the Company and the Interstate Lessee. As of the Effective Date, the Company also entered into new Percentage Leases with the TRS Lessees for the lease of 77 of the Hotels. The terms of the Percentage Leases with the TRS Lessees are substantially identical to the Percentage Leases terminated betwen the Company and the Interstate Lessee. The remaining 19 Hotels continue to be leased to the Prime Lessee. Under the RMA, the TRS Lessees are required to enter into management agreements with eligible independent contractors to manage the hotels. On the Effective Date, the TRS Lessees entered into new management agreements with

Promus (as to 20 Hotels), Crestline (as to two Hotels) and CHC (as to 55 Hotels). In future reporting periods, the rents generated by the Company's Percentage Leases with the TRS Lessees will be eliminated in consolidation, while the actual operating results of all the Company's hotels managed by the TRS Lessees will be included in the Company's financial statements.

The following table summarizes the percentages of room revenues in excess of certain levels payable as Percentage Rent under the Percentage Leases as of January 1, 2001.

                                      Range of Percentages of Room Revenue
                                    ---------------------------------------
                                      First Tier                 Top Tier
                                    --------------             ------------

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

Indemnification. Under the Percentage Leases, the Lessees have agreed to indemnify the Partnership, for certain losses relating to the Hotels, including losses related to any accident or injury to person or property, certain environmental liability, taxes and assessments and the sale or consumption of alcoholic beverages.

Damage to Hotels. In the event of damage to or destruction of any Hotel covered by insurance which renders the Hotel unsuitable for the Lessee's use and occupancy, the Lessee, at its option, will be obligated to (i) repair, rebuild, or restore the Hotel or (ii) in the case of the Prime Lessee, it may offer to acquire the Hotel on the terms set forth in the applicable Percentage Lease. In the event that damage to or destruction of a Hotel which is covered by insurance does not render the Hotel wholly unsuitable for the Lessee's use and occupancy, the Lessee generally will be obligated to repair or restore the Hotel. In the event of damage to or destruction of any Hotel which is not covered by insurance, the Lessee will be obligated to either repair, rebuild, or restore the Hotel, or in the case of the Prime Lessee, offer to purchase the Hotel on the terms and conditions set forth in the Percentage Lease. The Percentage Lease shall remain in full force and effect during the period required for repair or restoration of any damaged or destroyed Hotel, with the Lessee to receive certain credits against rental payments and other charges.

Condemnation of Hotel. In the event of a total condemnation of a Hotel, the relevant Percentage Lease will terminate with respect to such Hotel as of the date of taking, and the Partnership and the Lessee will be entitled to their shares of the condemnation award under the Percentage Lease. In the event of a partial taking which does not render the Hotel unsuitable for the Lessee's use, the Lessee shall restore the untaken portion of the Hotel to a complete architectural unit and the Partnership shall contribute to the cost of such restoration. If the condemnation award is inadequate to restore the affected Hotel, either the Partnership or the Lessee shall have the right to terminate the lease.

Events of Default.  "Events of Default" include the following:

         (i) the occurrence of an Event of Default under any other lease between the Partnership and a Lessee or any affiliate of a Lessee;

         (ii) the failure by a Lessee to pay Base Rent, Percentage Rent or any additional charges within 10 days after written notice that such has become due and payable;

         (iii) the failure by a Lessee to observe or perform any other term of a Percentage Lease and the continuation of such failure for a period of 30 days after receipt by the Lessee of notice from the Partnership thereof, unless such failure cannot be cured within such period and the Lessee commences appropriate action to cure such failure within such period;

         (iv) if a Lessee files a petition in bankruptcy or reorganization, is adjudicated a bankrupt, or makes an assignment for the benefit of creditors or similar bankruptcy or reorganization action occurs;

         (v) if the Lessee voluntarily discontinues operations of a Hotel for more than 30 days, except as a result of damage, destruction, or condemnation; or

         (vi) if the franchise agreement with respect to a Hotel is terminated as a result of any action or failure to act by the Lessee or its agents (other than certain failures to complete a capital improvement required by the franchisor.

Performance Standard in Prime Percentage Leases. Each Percentage Lease with the Prime Lessee contains the following performance standards:

         (i) In the event the Hotel does not produce REVPAR in an amount at least equal to 90% of the estimated REVPAR under the applicable operating budget for any year, the Partnership has the option within 90 days after year-end to terminate the lease on 30 days notice of such termination to the Prime Lessee, unless during such period Lessee pays to Lessor, as additional rent, an amount equal to the sum the Partnership would have received as rent during such period had the Hotel maintained at least the required 90% of budgeted REVPAR minus the amount of rent previously received by the Partnership for such period.

         (ii) In the event the "Competitive Set" REVPAR index, as reported by Smith Travel Research, is below certain levels for any fiscal year, then the Partnership has the option within 90 days of year- end to terminate the lease on 30 days notice, unless during such period the Prime Lessee pays as additional rent an amount equal to the amount of rent the Partnership would have received for such period had the Hotel's performance met the required criteria minus the amount of the rent the Partnership actually received for such period. In the event the Hotel does not meet or exceed the minimum REVPAR index for any fiscal year, then the threshold dollar amounts of Room Revenues then included in the revenues computations shall not be adjusted to reflect any changes in the CPI, but the Base Rent shall be so adjusted.

         (iii) The Partnership has the right to terminate the applicable lease on 30 days notice if during any fiscal year the Prime Lessee actually expends or incurs less than 95% of the dollar amounts contained in the operating budget for sales and marketing expenses (excluding certain franchising and marketing expenses, and employee taxes and benefits), and normal and recurring property maintenance.

         (iv) The Partnership has the right to terminate the lease on 30 days notice in the event any general manager or sales director of the Hotel is transferred to another hotel or similar property owned, leased, or managed by Prime, the Prime Lessee or an affiliate in the same market without the Partnership's reasonable consent and such person is not transferred back to the Hotel within 15 days notice from the Partnership.

The  Partnership's  sole  remedy in the event of any  failure  to meet the above performance standards shall be the termination of the applicable Prime Percentage Lease. Neither the failure to meet any performance standard nor the termination of a lease by the Partnership solely upon the failure to meet a performance standard shall cause a default or Event of Default under any other lease. The Partnership shall not incur any termination payment as a result of a termination of the lease due to a breach of these performance standards.

Right of First Offer. If the Partnership desires to sell its interest in a Prime Hotel, the Partnership shall first offer to the Prime Lessee by written notice the opportunity to acquire the Hotel at the price at which the Partnership intends to offer the Hotel (the "Offer Price"), and if the Prime Lessee elects within 15 days after receipt of such notice to acquire the Hotel at the Offer Price, the Partnership will be obligated to sell the Hotel to the Prime Lessee or its nominee at the Offer Price. On such sale, the applicable Percentage Lease shall terminate.

Termination of Percentage Leases on Disposition of the Hotels. If the Partnership enters into an agreement to sell or otherwise transfer a Hotel and the Prime Lessee does not elect to acquire the Hotel in accordance with the right of first offer described above, the Partnership shall be permitted to sell the Hotel to a third party at a price equal to or greater than 95% of the offer price. As compensation for the early termination of the Prime Lessee's leasehold estate, the Partnership will have the right to terminate the Percentage Lease with respect to such Hotel upon either (i) paying the Prime Lessee the net present value of the Prime Lessee's leasehold interest in the remaining term of the Percentage Lease to be terminated as set forth in the lease agreement or
(ii) offering to
lease to the Prime Lessee one or more substitute hotels on leasehold terms with a fair market value at least equal to the fair market value of the Prime Lessee's remaining leasehold interest under the terminating Percentage Lease.

Termination of Percentage Leases on Company's Termination of REIT Status. In the event that the Company terminates its REIT status or the Code provisions are amended so that REITs are permitted to operate hotels, the Partnership may elect to terminate the Percentage Leases. In such event, the Partnership shall be obligated to pay to the Prime Lessee and the TRS Lessees certain termination payments described in the Percentage Leases with the Prime Lessee and the TRS Lessees.

ITEM 3.        LEGAL PROCEEDINGS

Neither the Company nor the Partnership currently is involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company or the Partnership.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2000, through the solicitation of proxies or otherwise.

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

(a)      Market Information

The Company's common stock, $.01 par value (the "Common Stock") is traded on the New York Stock Exchange (the "NYSE") under the symbol "ENN." The following table sets forth for the indicated periods the high and low closing prices for the Common Stock as traded through the facilities of the NYSE and the cash distributions declared per share:


                                           Price Range            Distributions
                                           -----------             Declared           Record
                                        High          Low          Per Share           Date
                                      -------       -------       -------------   ------------------

Year Ended December 31, 1999:
     First Quarter                    $10-1/8       $8-1/2            $0.31       March 31, 1999
     Second Quarter                   $10-1/8       $9-1/4            $0.31       June 30, 1999
     Third Quarter                    $9-5/16       $8-1/2            $0.31       September 30, 1999
     Fourth Quarter                   $8-9/16       $6-1/4            $0.31       December 31, 1999

Year Ended December 31, 2000:
     First Quarter                    $7-1/16       $6-5/16           $0.31       March 31, 2000
     Second Quarter                        $7       $6-1/8            $0.25       June 30, 2000
     Third Quarter                    $6-15/16      $6-1/8            $0.25       September 30, 2000
     Fourth Quarter                   $6-13/16      $5-1/2            $0.25       December 29, 2000


(b)      Stockholder Information

On March 8, 2001, there were 1,007 record holders of the Company's Common Stock, including shares held in "street name" by nominees who are record holders, and approximately 23,500 beneficial owners.

(c)      Distributions

In order to qualify as a REIT for federal income tax purposes, the Company must distribute to shareholders annually at least 90% of its taxable income. The Company's ability to make distributions is dependent on the receipt of distributions from the Partnership. The Partnership's primary source of revenue consists of rent payments from the Lessees under the Percentage Leases. The Company, as general partner of the Partnership through the Trust, intends to cause the Partnership to distribute to its partners sufficient amounts to permit the Company to make regular quarterly distributions to its shareholders in an annual amount necessary to maintain the Company's REIT status.

A portion of the distribution to shareholders is expected to represent a return of capital for federal income tax purposes which generally will not be subject to federal income tax under current law. The Company's distributions made in 2000 and 1999 are considered to be approximately 54% and 33% return of capital, respectively, for federal income tax purposes.

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

(d)      Recent Sales of Unregistered Securities

In the year ended December 31, 2000, the Company issued no securities which were not registered pursuant to the Securities Act of 1933, as amended, under either a registration statement on Form S-3 or Form S-8.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth (i) selected historical operating and other financial information for the years ended December 31, 2000, 1999, 1998, 1997, and 1996 and (ii) selected historical balance sheet data as of December 31, 2000, 1999, 1998, 1997, and 1996. The selected historical financial information has been derived from the historical financial statements of the Company audited by PricewaterhouseCoopers LLP, independent accountants.

The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere in this report.

                                EQUITY INNS, INC
                             SELECTED FINANCIAL DATA
                      (in thousands, except per share data)

                                                                Year Ended December 31,
                                           2000          1999             1998          1997          1996
                                         --------      --------         --------       -------       -------

Operating Data:
     Revenue                             $116,810      $117,294         $107,436       $71,095       $38,430
     Net income                            16,340        29,316           31,595        23,543        14,473
     Preferred stock dividends              6,531         6,531            3,374
     Net income applicable to common
         shareholders                       9,809        22,785           28,221        23,543        14,473
     Income before extraordinary
         item per common share                .27           .61              .78           .88           .69

     Net income per common share,
         basic and diluted                    .27           .61              .78           .82           .69

     Distributions declared per
         common share and Unit               1.06          1.24             1.24          1.14          1.12

     Weighted average number of
         common shares and Units
         outstanding-diluted               37,960        38,570           38,001        29,963        21,681

Balance Sheet Data:

     Investments in hotel properties,
         net                             $772,411      $814,537         $790,132      $617,072      $309,202

     Total assets                         801,743       832,119          807,023       635,525       317,880

     Debt                                 383,403       381,175          331,394       233,206        77,399

     Minority interest in Partnership      10,370        12,008           19,070        19,035         7,728

     Shareholders' Equity                 383,786       412,252          431,264       360,172       222,951

Cash Flow Data:
     Cash flows from operating activities  58,010        71,515           69,386        50,402        26,200
     Cash used from investing activities   (2,201)      (61,899)        (193,539)     (314,089)     (101,175)
     Cash flows (used) from financing
         activities                       (55,377)       (9,655)         124,363       263,748        74,971

Other Data:

     Funds from operations (1)            $53,729       $61,180          $64,985       $45,748       $26,397

(1) Represents Funds from Operations ("FFO") of the Company on a consolidated basis. Industry analysts generally consider FFO to be an appropriate measure of the performance of an equity REIT. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income
       (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation, and after adjustment for unconsolidated partnerships and joint ventures. For the periods presented, depreciation, minority interest, and the charge from write-off of deferred organizational costs were the Company's only adjustments to net income for the determination of FFO. The Company's computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments with respect to indebtedness on the hotels.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Equity Inns, Inc. (the "Company") is a self-advised hotel real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at December 31, 2000 owned an approximate 96.8% interest in the Partnership.

At December 31, 2000, the Partnership or its affiliates owned 96 hotel properties, with a total of 12,284 rooms in 34 states. During the year ended December 31, 2000, the Partnership or its affiliates, under operating leases providing for the payment of percentage rent (the "Percentage Leases"), leased 75 of the Company's hotels to affiliates of Interstate Hotels Corporation
("IHC"), which was recently divested from Wyndham International, Inc. ("Wyndham"). IHC is referred to herein as the "Interstate Lessee." All payments due under these Percentage Leases were guaranteed by IHC and Interstate Hotels, L.L.C., a subsidiary of IHC (except for three hotels where Wyndham rather than IHC was the guarantor). Also, during the year ended December 31, 2000, the Partnership leased 19 hotels to wholly-owned subsidiaries of Prime Hospitality Corporation (collectively, the "Prime Lessee"). All payments due under these Percentage Leases were guaranteed by Prime Hospitality Corporation. The remaining two hotels were operated in 2000 pursuant to management agreements, one of which was operated by a subsidiary of IHC and one of which was operated by a wholly-owned subsidiary of MeriStar Hotels & Resorts, Inc.

In December 1999, the REIT Modernization Act (the "RMA") was signed into law, allowing the Company to own all of the stock in taxable REIT subsidiaries (the "TRS"). As a result of the opportunities offered by the RMA, effective on January 1, 2001, the Company terminated or assigned the Percentage Leases between the Company and the Interstate Lessee and terminated the guarantee with Interstate Hotels, L.L.C. and Wyndham and entered into new Percentage Leases with the taxable REIT subsidiaries of the Company (the "TRS Lessees") for the lease of 77 of the Company's hotels. The terms of the Percentage Leases with the TRS Lessees are substantially identical to the Percentage Leases terminated between the Company and the Interstate Lessee. The Interstate Lessee and the Prime Lessee are referred to herein collectively as the "Lessees", and individually as a "Lessee." The Lessees operate and lease hotels owned by the Partnership and its affiliates pursuant to the Percentage Leases, which provide for rent payments to the Partnership equal to the greater of (i) a fixed base rent ("Base Rent") or (ii) percentage rent based on the revenues of the hotels ("Percentage Rent"). In future reporting periods, the rents generated by the Percentage Leases with the TRS Lessees will be eliminated in consolidation, while the actual operating results of all the Company's hotels leased by the TRS Lessees will be included in the Company's financial statements.


Recent Highlights

Since its inception, the Company has taken steps to position itself for growth and stability. Several changes have occurred since December 31, 1999 which add significantly to these efforts. These events are as follows:

Acquisitions and Disposition of Hotels

Since the IPO, the Company has actively implemented its acquisition and disposition strategy. During 2000, 1999, and 1998, the Company acquired and disposed of the following types of hotels:


                                December 31, 2000                December 31, 1999                December 31, 1998
                         -------------------------------  -------------------------------  ---------------------------------------

                                              Properties                       Properties                       Properties
                                               Owned at                         Owned at                         Owned at
                                                End of                           End of                           End of
                         Acquisitions  Sales     Year     Acquisitions  Sales     Year     Acquisitions  Sales     Year
                         ------------  -----  ----------  ------------  -----  ----------  ------------- -----  ----------

Premium Limited Service                  2       52                       5       54            2          3       58
Premium Extended Stay                    1       20            2                  21            5                  19
All Suite                                        19                               19            9                  19
Full Service                                      5                                5                                4
Independent                                                                                                         2
                              -          -       --            -          -       --           --          -      ---

                              0          3       96            2          5       99           16          3      102
                              =          =       ==            =          =       ==           ==          =      ===


With the above-mentioned acquisitions and sales, the Company has reduced its exposure in the premium limited service segment from approximately 61% of revenues in 1997 to approximately 44% of revenues in 2000. The premium extended stay and all-suite segments now represent approximately 52% of the Company's revenues.

Debt Refinancing

During the fourth quarter of 2000, the Company financed $108.8 million with several financial institutions, at fixed rates ranging from 8.25% - 8.50%. The principal amounts of the various loans are amortized over periods ranging from 20 - 25 years, with the unpaid balances payable from November 2005 - November 2010. Proceeds from the completion of these loans were used to repay existing debt under its prior unsecured line of credit with Bank One, NA. In connection with these transactions, twenty-five of the Company's hotel properties with a carrying value of approximately $181.3 million collateralize the loans.

On November 9, 2000, the Company repaid the then outstanding balance under its prior unsecured line of credit with Bank One, NA with borrowings under a new $125 million secured line of credit with Bank One, NA (the "Line of Credit"). The Line of Credit bears interest at a variable rate of LIBOR plus 1.5%, 1.75%, 2.0%, 2.25%, 2.5% or 2.75% as determined by the Company's percentage of total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the loan agreement (the "Percentage"). The Percentage is reviewed quarterly and the interest rate is adjusted as necessary. Currently, the interest rate on the Line of Credit is LIBOR (6.65% at December 31, 2000) plus 2.50%. In connection with these transactions, twenty-eight of the Company's hotel properties with a carrying value of approximately $267.3 million collateralize the loans. The Line of Credit has a three-year term, expiring on November 9, 2003.

On January 16, 2001, the Company entered into an interest rate swap agreement with a financial institution on a notional principal amount of $50 million. The agreement effectively fixes the interest rate on floating rate debt at a rate of 6.4275%, plus the Percentage. The swap agreement will expire in November 2003.

Action Taken as a Result of Recent Legislation

The Company terminated all 75 of its Percentage Leases with the Interstate Lessee effective January 1, 2001. No remuneration was exchanged for the termination of the leases. This action was precipitated by the recent enactment of the RMA, which enables REITs such as the Company to gain greater control of their properties by establishing taxable subsidiaries to function as lessees, with hotel management provided by independent companies. On January 1, 2001, 55 of the leases acquired from the Interstate Lessee were terminated and the TRS Lessees entered into management contracts with an affiliate of IHC, which later will expire on a staggered basis, beginning January 1, 2002 through 2005. Twenty of the leases were converted to management contracts with Promus Hotels, Inc., a subsidiary of Hilton Hotels Corporation, and two leases were converted to management contracts with Crestline Hotels and Resorts, Inc.

Results of Operations

Comparison of the Company's operating results for the year ended December 31, 2000 with the year ended December 31, 1999

For the year ended December 31, 2000, the Company had total revenue of $116.8 million, consisting substantially of Percentage Lease revenue. This compares with total revenue of $117.3 million for the year ended December 31, 1999.

Decreases in revenue from hotel operations for the year ended December 31, 2000 as compared to 1999 are due to the recognition in 1999 of $2 million in percentage revenue applicable to the amendment of the Company's leases with the Interstate Lessee, partially offset by (i) a .9% increase in revenue per available room ("REVPAR") for comparable hotels and (ii) a full year of operations in 2000 of two hotels acquired in 1999.

Real estate and personal property taxes increased over the comparable period in 1999 due primarily to taxes on two large extended stay hotels purchased in mid 1999 that were not assessed at full value until 2000.

Depreciation and amortization increased over the comparable period in 1999 due primarily to capitalized renovation costs at certain hotels.

Interest  expense  increased to $32.3  million from $27.9 million in 1999 due to
(i) an increase in the Company's weighted average outstanding debt to $379.9 million from $362.4 million in 1999 and (ii) an increase in weighted average interest rates to 8.44% from 7.74% in 1999. The increase in borrowings is due primarily to costs incurred as a result of refinancing a major portion of the Company's debt during the year.

Amortization of loan costs increased to $1.7 million from $1.2 million in 1999 as a result of refinancing a significant amount of the Company's variable rate debt with fixed rate debt.

General and administration expenses increased to $5.7 million, an increase of $571,000 over 1999. This increase is primarily attributable to legal and professional fees incurred in the conversion of the Company's leases to management contracts and to the establishment of a taxable REIT subsidiary to serve as a lessee.

Net income applicable to common shareholders for 2000 was $9.8 million or $0.27 per share, compared to $22.8 million or $0.61 per share for 1999.

Comparison of the Company's operating results for the year ended December 31, 1999 with the year ended December 31, 1998

For the year ended December 31, 1999, the Company had total revenues of $117.3 million, consisting substantially of Percentage Lease revenue. This compares with total revenue of $107.4 million for the year ended December 31, 1998.

Increases in revenue from hotel operations for the year ended December 31, 1999 as compared to 1998 are due to (i) an increased number of hotels being owned and leased by the Partnership throughout 1999, (ii) a full year of operation in 1999 of hotels acquired in 1998 and (iii) the recognition of the $2 million in percentage lease revenue applicable to the amendment of the Company's leases with the Interstate Lessee. Assuming all hotels which were in operation a full year in both 1999 and 1998 had been owned and leased as of January 1, 1998, REVPAR on a pro forma basis would have decreased 2.0% compared to 1998.

Real estate and personal property taxes and general and administration expenses in the aggregate remained fairly constant in 1999 as compared to 1998 as a percentage of total revenue. Interest expense increased to $27.9 million from $21.6 million in 1998 due primarily to borrowings incurred to finance the Company's acquisitions and slightly higher interest rates on the Company's variable rate borrowings. The Company's weighted average interest rates on outstanding borrowings during the years ended December 31, 1999 and 1998 were 7.74% and 7.46%, respectively. Net income applicable to common shareholders for 1999 was $22.8 million, or $0.61 per share, compared to $28.2 million, or $0.78 per share for 1998.

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

Cash and cash equivalents were $793,000 at December 31, 2000, compared to $361,000 at December 31, 1999. Excess cash balances are used to reduce the Company's outstanding debt. For the year ended December 31, 2000, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $58 million.

The Company intends to make additional investments in hotel properties and may incur, or cause the Partnership to incur, indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's Board of Directors has adopted a policy limiting aggregate indebtedness to 45% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness. This policy may be amended at any time by the Board of Directors without shareholder vote. The Company's consolidated indebtedness was 42.3% of its investments in hotels, at cost, at December 31, 2000.

On January 16, 2001, the Company entered into an interest rate swap agreement with a financial institution on a notional principal amount of $50 million. The agreement effectively fixes the interest rate on floating rate debt at a rate of 6.4275% plus 1.50%, 1.75%, 2.00%, 2.25%, 2.50% or 2.75% as determined by the
Percentage. The swap agreement will expire in November 2003.

During 2000, the Company invested $13.6 million, including $1.3 million for renovations required by franchisors, to fund capital improvements to its hotels, including replacement of carpets, drapes, renovation of common areas and improvements of hotel exteriors. In addition, the Company expects to fund approximately $17 million in 2001 for capital improvements.

The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowings under its Line of Credit. Under certain of its loan covenants, the Partnership is obligated to fund 4% of room revenues per quarter on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the Hotels. For the years ended December 31, 2000 and 1999, the amounts expended exceeded the amounts required under the loan covenants.

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 1994, and expects to continue to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986. Accordingly, no provision for federal income taxes has been reflected in the financial statements.

REITs are subject to a number of organizational and operational requirements. For example, for federal income tax purposes, a REIT, and therefore the Company, is required to pay distributions of at least 90% of its taxable income to its shareholders. The Company intends to pay these distributions from operating cash flows. During 2000, the Partnership distributed an aggregate of $40.2 million to its partners, or $1.06 per Unit (including $38.9 million of distributions to the Company to fund distributions to shareholders of $1.06 per share in 2000). During 1999, the Partnership distributed an aggregate of $47.7 million to its partners, or $1.24 per Unit (including $46.1 million of distributions to the Company to fund distributions to shareholders of $1.24 per share in 1999). For federal income tax purposes, approximately 54% of 2000 distributions represented a return of capital, compared with approximately 33% for 1999.

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

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional equity securities of the Company or, in connection with acquisitions of hotel properties, the issuance of Partnership Units. Pursuant to the Partnership's limited partnership agreement (the "Partnership Agreement"), subject to certain holding period requirements, holders of Units in the Partnership have the right to require the Partnership to redeem their Units. During the year ended December 31, 2000, 74,703 Units were tendered for redemption. Pursuant to the Partnership Agreement, the Company has the option to redeem Units tendered for redemption on a one-for-one basis for shares of Common Stock or for an equivalent amount of cash. The Company anticipates that it will acquire any Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock and has agreed to register such shares so as to be freely tradeable by the recipient.

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

The following reconciliation of net income to FFO illustrates the difference in the two measures of operating performance:

                                        For the Years Ended December 31,
                                              2000          1999
                                             -------       -------
                                  (in thousands, except per share and Unit data)

Net income                                   $16,340       $29,316

Less:
    Gain on sale of hotel properties                        (1,130)
    Preferred stock dividends                 (6,531)       (6,531)

Add:
    Minority interest                            337           819
    Depreciation of buildings,
        furniture and fixtures                40,267        38,573
    Loss on sale of hotel properties           3,316
    Change in accounting for corporate
        organization costs                                     133
                                             -------       -------

Funds from Operations                        $53,729       $61,180
                                             =======       =======

Weighted average number of
    common shares and Units
    outstanding                               37,960        38,570
                                              ======        ======

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

Impact of Recently Issued Accounting Standards to be Adopted in 2001

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides guidance on revenue recognition. SAB 101 requires that a lessor not recognize contingent rental income until annual specified revenue levels have been achieved by the Lessees. During 1999 and prior years, the Company has recognized contingent rentals throughout the year since it was considered probable that the Lessees would exceed the annual specified hurdles. The Company has reviewed the terms of its Percentage Leases and has determined that the provisions of SAB 101 materially impact the Company's revenue recognition on an interim basis, effectively deferring the recognition of revenue from its Percentage Leases from the first and second quarters of the calendar year to the third and fourth quarters. SAB 101 will not impact the Company's revenue recognition on an annual basis nor will it impact the Company's interim or annual cash flow or its FFO from its Lessees, and therefore will not effect its ability to pay dividends. The Company adopted SAB 101 as a change in accounting principle effective January 1, 2000.

In June 1998, the FASB issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended, which is required to be adopted in years beginning after June 15, 2000. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income, until the hedged item is recognized in earnings. Any ineffective portion of a derivatives's change in fair value will be immediately recognized in earnings, and any derivatives that are not hedges must be adjusted to fair value through income. The Company adopted SFAS 133 in January 2001. The impact of adoption was immaterial and the Company expects the impact to continue to be immaterial in future periods.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to certain financial market risks, the most predominant of which is the fluctuation in interest rates. At December 31, 2000, the Company's exposure to market risk for a change in interest rates is related solely to its debt outstanding under its $125 million Line of Credit. Total debt outstanding under the Line of Credit totaled $96.5 million at December 31, 2000 for which the Company was exposed to fluctuations in the market rate of interest.

The Company's operating results are affected by changes in interest rates, primarily as a result of borrowing under the Line of Credit. If interest rates increased by 25 basis points, the Company's annual interest expense would have increased by approximately $241,250, based on balances outstanding during the year ended December 31, 2000.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)    Financial Statements:

The following financial statements are located in this report on the pages indicated.

Equity Inns, Inc.                                                           Page

  Report of Independent Accountants                                          28
  Consolidated Balance Sheets as of December 31, 2000 and
      1999                                                                   29
  Consolidated Statements of Operations for the years ended
      December 31, 2000, 1999 and 1998                                       30
  Consolidated Statements of Shareholders' Equity for the
      years ended December 31, 2000, 1999 and 1998                           31
  Consolidated Statements of Cash Flows for the years ended
      December 31, 2000, 1999 and 1998                                       34
  Notes to Consolidated Financial Statements                                 35
  Schedule III -- Real Estate and Accumulated Depreciation
      as of December 31, 2000                                                47

(b)     Supplementary Data:

Quarterly Financial Information

        Unaudited quarterly results for 2000 and 1999 are summarized as follows:


                                                      First          Second              Third           Fourth
                                                   Quarter (1)     Quarter (1)        Quarter  (1)     Quarter (1)
                                                   -----------     -----------       -------------     -----------
                    2000                                         (in thousands, except per share data)
                    ----
         Revenue                                    $20,332           $20,759             $29,430        $46,289
         Net income applicable to
             common shareholders                     (6,180)           (6,499)              3,520         18,968
         Net income per common
             share, basic and diluted                  (.17)             (.18)                .10            .52

                    1999 Pro Forma (2)
                    --------------
         Revenue                                    $18,723           $20,096             $30,458        $48,017
         Net income applicable to
             common shareholders                     (3,831)           (2,197)              6,187         22,624

         Net income per common share,
             basic and diluted                         (.10)             (.06)                .17            .61


                    1999
                    ----
         Revenue                                     $26,076          $31,675             $34,185        $25,358
         Net income applicable to
             common shareholders                       3,259            8,976               9,788            762

         Net income per common share,
             basic and diluted                           .09              .24                 .26            .02

------------------------

(1) Acquisitions of hotel properties throughout both years, coupled with the seasonality of the hotels, have impacted the trend of quarterly results for the periods shown.

(2) For comparative purposes, pro forma information is presented to illustrate 1999 quarterly earnings in accordance with SAB 101, which was adopted January 1, 2000. SAB 101 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. SAB 101 has significantly impacted the Company's current revenue recognition on a quarterly basis, but has no impact on the Company's annual Percentage Lease revenue, FFO or quarterly cash flow from its Lessees.

Report of Independent Accountants



To the Board of Directors and
Shareholders of Equity Inns, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Equity Inns, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





Memphis, Tennessee
January 22, 2001, except as to Note 11, for which the date is January 25, 2001

                                EQUITY INNS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                December 31,   December 31,
                                                   2000            1999
                                                ------------   ------------

Assets:
    Investment in hotel properties, net           $772,411       $814,537
    Cash and cash equivalents                          793            361
    Due from Lessees                                 5,595          5,124
    Notes receivable                                 3,408          3,314
    Deferred expenses, net                          12,843          7,019
    Deposits and other assets                        6,693          1,764
                                                  --------       --------

      Total Assets                                $801,743       $832,119
                                                  ========       ========

Liabilities and Shareholders' Equity:
    Debt                                          $383,403       $381,175
    Accounts payable and accrued expenses           13,605         13,755
    Distributions payable                           10,579         12,929
    Minority interest in Partnership                10,370         12,008
                                                  --------       --------

      Total Liabilities                            417,957        419,867
                                                  --------       --------

Commitments and contingencies (Note 6)

Shareholders' Equity:
    Preferred stock, $.01 par value,
      10,000,000 shares authorized,
      2,750,000 issued and outstanding
      at December 31, 2000 and 1999                 68,750         68,750
    Common stock, $.01 par value,
      50,000,000 shares authorized,
      37,498,659 and 37,308,523 shares
      issued and outstanding at December 31,
      2000 and 1999, respectively                      375            373
    Additional paid-in capital                     417,755        416,354
    Treasury stock, at cost, 747,600 shares
      and 557,300 shares issued and
      outstanding at December 31, 2000 and
      1999, respectively                            (5,173)        (3,883)
    Unearned directors' and officers'
      compensation                                  (1,854)        (2,375)
    Predecessor basis assumed                       (1,264)        (1,264)
    Distributions in excess of net earnings        (94,803)       (65,703)
                                                  --------       --------
      Total Shareholders' Equity                   383,786        412,252
                                                  --------       --------

    Total Liabilities and Shareholders' Equity    $801,743       $832,119
                                                  ========       ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                EQUITY INNS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                               For the Years Ended December 31,
                                                2000         1999         1998
                                              --------     --------    ---------

Revenue:
Percentage lease revenues                     $115,875     $116,459    $106,661
Other income                                       935          835         775
                                              --------     --------    --------
    Total Revenue                              116,810      117,294     107,436
                                              --------     --------    --------

Expenses:
Real estate and personal property taxes         14,085       12,756      10,411
Depreciation and amortization                   40,494       38,856      32,665
Interest                                        32,323       27,947      21,587
Amortization of loan costs                       1,749        1,210         834
General and administrative                       5,721        5,150       4,650
Amortization of unearned directors' and
    officers' compensation                         927          891         331
Rental expense                                   1,518        1,346         969
Merger expense                                                            2,197
                                              --------     --------     -------
    Total Expenses                              96,817       88,156      73,644
                                              --------     --------    --------

Income before minority interest
  and other items                               19,993       29,138      33,792

Minority interest                                 (337)        (819)     (1,492)
Gain (loss) on sale of hotel properties         (3,316)       1,130        (705)
Change in accounting for corporate
  organizational costs                                         (133)
                                              --------     --------    --------
Net income                                      16,340       29,316      31,595

Preferred stock dividends                        6,531        6,531       3,374
                                              --------     --------    --------

Net income applicable to common
    shareholders                              $  9,809     $ 22,785    $ 28,221
                                              ========     ========    ========

Net income per common share, basic
    and diluted                               $    .27     $    .61    $    .78
                                              ========     ========    ========

Weighted average number of common
    shares and units outstanding - diluted      37,960       38,570      38,001
                                              ========     ========    ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                EQUITY INNS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (in thousands, except share and per share data)



                                            Preferred Stock         Common Stock       Additional      Treasury Stock
                                          -------------------    ------------------     Paid-In       -----------------
                                           Shares     Dollars      Shares    Dollars    Capital       Shares    Dollars
                                          ---------   -------    ----------  -------   ----------     ------    -------
Balance at December 31, 1997                                     34,865,578  $349      $387,134

Issuance of common shares, net of
    offering expenses                                             1,286,718    13        18,795

Issuance of preferred shares, net of
    offering expenses                     2,750,000   $68,750                            (2,408)

Issuance of common shares to officers
    in lieu of cash bonus                                            69,123     1         1,062

Issuance of common shares to
    directors in lieu of cash
    compensation                                                      4,042                  55

Issuance of restricted common
    shares to officers and directors                                161,000     1         2,135

Issuance of common shares to
    officers through exercise of stock
    options                                                           9,000                 112

Forfeitures of unvested shares by an
    officer, upon resignation                                        (6,000)                (73)

Amortization of unearned officers' and
    directors' compensation

Issuance of common shares upon
    redemption of Units                                              49,074                 525

Net income applicable to common
    shareholders

Distributions ($1.24 per share)

Adjustments to minority interest from
    issuance of common shares and
    partnership units                                                                       496
                                          ---------   -------    ----------  ----     ---------       ------   --------

Balance at December 31, 1998              2,750,000    68,750    36,438,535   364       407,833

Issuance of common shares to
    officers in lieu of cash bonus                                   98,824     1           987

Issuance of common shares to
    directors in lieu of cash
    compensation                                                      9,235                  80


                                          Unearned
                                          Directors'      Predecessor   Distributions
                                         and Officers'       Basis      In Excess of
                                         Compensation       Assumed     Net Earnings       Total
                                         -------------    -----------   -------------     --------
Balance at December 31, 1997             $  (274)          $(1,264)       $(25,773)       $360,172

Issuance of common shares, net of
    offering expenses                                                                       18,808

Issuance of preferred shares, net of
    offering expenses                                                                       66,342

Issuance of common shares to officers
    in lieu of cash bonus                                                                    1,063

Issuance of common shares to
    directors in lieu of cash
    compensation                                                                                55

Issuance of restricted common
    shares to officers and directors      (2,136)                                                0

Issuance of common shares to
    officers through exercise of stock
    options                                                                                    112

Forfeitures of unvested shares by an
    officer, upon resignation                 73                                                 0

Amortization of unearned officers' and
    directors' compensation                  331                                               331

Issuance of common shares upon
    redemption of Units                                                                        525

Net income applicable to common
    shareholders                                                            28,221          28,221

Distributions ($1.24 per share)                                            (44,861)        (44,861)

Adjustments to minority interest from
    issuance of common shares and
    partnership units                                                                          496
                                         -------           -------        --------        --------

Balance at December 31, 1998              (2,006)           (1,264)        (42,413)        431,264

Issuance of common shares to
    officers in lieu of cash bonus                                                             988

Issuance of common shares to
    directors in lieu of cash
    compensation                                                                                80


                                EQUITY INNS, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                 (in thousands, except share and per share data)


                                            Preferred Stock         Common Stock       Additional      Treasury Stock
                                          -------------------    ------------------     Paid-In       -----------------
                                           Shares     Dollars      Shares    Dollars    Capital       Shares    Dollars
                                          ---------   -------    ----------  -------   ----------     ------    -------
Issuance of restricted common
    stock to officers and directors                                 129,800     1         1,259

Repurchase of Treasury Stock                                                                          557,300   $(3,883)

Offering expenses                                                                           (30)

Amortization of unearned officers'
    and directors' compensation

Issuance of common shares upon
    redemption of Units                                             632,129     7         6,266

Net income applicable to common
    shareholders

Distributions ($1.24 per share)

Adjustments to minority interest from
    purchase of treasury stock,
    issuance of common shares and
    partnership units                                                                       (41)
                                          ---------   -------    ----------  ----     ---------       -------  --------

Balance at December 31, 1999              2,750,000    68,750    37,308,523   373       416,354       557,300   (3,883)

Issuance of common shares to
    officers in lieu of cash bonus                                   38,669                 265

Issuance of common shares to
    directors in lieu of cash
    compensation                                                     12,324                  80

Issuance of restricted common
    stock to officers and directors                                  71,450     1           481

Forfeiting of unvested shares by
   an officer, upon resignation                                      (7,010)                (76)

Repurchase of Treasury Stock                                                                          190,300   (1,290)

Amortization of unearned officers'
    and directors' compensation

Issuance of common shares upon
    redemption of Units                                              74,703     1           675

Net income applicable to common
    shareholders

Distributions ($1.06 per share)



                                          Unearned
                                          Directors'      Predecessor   Distributions
                                         and Officers'       Basis      In Excess of
                                         Compensation       Assumed     Net Earnings       Total
                                         -------------    -----------   -------------     --------
Issuance of restricted common
    stock to officers and directors       (1,260)                                                0

Repurchase of Treasury Stock                                                                (3,883)

Offering expenses                                                                              (30)

Amortization of unearned officers'
    and directors' compensation              891                                               891

Issuance of common shares upon
    redemption of Units                                                                      6,273

Net income applicable to common
    shareholders                                                            22,785          22,785

Distributions ($1.24 per share)                                            (46,075)        (46,075)

Adjustments to minority interest from
    purchase of treasury stock,
    issuance of common shares and
    partnership units                                                                          (41)
                                         -------           -------        --------        --------


Balance at December 31, 1999              (2,375)           (1,264)        (65,703)        412,252

Issuance of common shares to
    officers in lieu of cash bonus                                                             265

Issuance of common shares to
    directors in lieu of cash
    compensation                                                                                80

Issuance of restricted common
    stock to officers and directors         (482)                                                0

Forfeiting of unvested shares by
   an officer, upon resignation               76                                                 0

Repurchase of Treasury Stock                                                                (1,290)

Amortization of unearned officers'
    and directors' compensation              927                                               927

Issuance of common shares upon
    redemption of Units                                                                        676

Net income applicable to common
    shareholders                                                             9,809           9,809

Distributions ($1.06 per share)                                            (38,909)        (38,909)

                                EQUITY INNS, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                 (in thousands, except share and per share data)




                                            Preferred Stock         Common Stock       Additional      Treasury Stock
                                          -------------------    ------------------     Paid-In       -----------------
                                           Shares     Dollars      Shares    Dollars    Capital       Shares    Dollars
                                          ---------   -------    ----------  -------   ----------     ------    -------
Adjustments to minority interest from
   purchase of treasury stock,
    issuance of common shares and
    partnership units                                                                       (24)
                                          ---------   -------    ----------  ----      --------       -------   -------

Balance at December 31, 2000              2,750,000   $68,750    37,498,659  $375      $417,755       747,600   $(5,173)
                                          =========   =======    ==========  ====      ========       =======   =======


                                          Unearned
                                          Directors'      Predecessor   Distributions
                                         and Officers'       Basis      In Excess of
                                         Compensation       Assumed     Net Earnings       Total
                                         -------------    -----------   -------------     --------
Adjustments to minority interest from
   purchase of treasury stock,
    issuance of common shares and
    partnership units                                                                           (24)
                                         -------           -------        --------         --------

Balance at December 31, 2000             $(1,854)          $(1,264)       $(94,803)        $383,786
                                         =======           =======        ========         ========










              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                EQUITY INNS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                             For the Years Ended December 31,
                                                              2000         1999        1998
                                                            -------      -------      -------
Cash flows from operating activities:
Net income                                                  $16,340      $29,316      $31,595
Adjustment to reconcile net income to net cash
   provided by operating activities:
      (Gain) loss on sale of hotel properties                 3,316       (1,130)         705
      Depreciation and amortization                          40,494       38,856       32,665
      Amortization of loan costs                              1,749        1,210          834
      Change in accounting for corporate
         organizational costs                                                133
      Amortization of unearned directors' and
         officers' compensation                                 927          891          331
      Directors' compensation                                    80           80           55
      Minority interest                                         337          819        1,492
      Changes in assets and liabilities:
         Due from Lessees                                      (471)       1,164         (363)
         Note receivable                                        (94)         (99)         669
         Deferred expenses                                                     5          (11)
         Deposits and other assets                           (4,929)      (1,089)         503
         Accounts payable and accrued expenses                  261        1,359          911
                                                            -------      -------      -------
             Net cash flow provided by operating
                activities                                   58,010       71,515       69,386
                                                            -------      -------      -------

Cash flows from investing activities:
Acquisitions of hotel properties                                         (57,188)    (175,576)
Improvements and additions to hotel properties              (13,602)     (32,800)     (25,998)
Cash paid for franchise applications                           (833)        (234)        (215)
Proceeds from sale of hotel properties                       12,234       28,323        8,250
                                                            -------      -------      -------
             Net cash flow used in investing activities      (2,201)     (61,899)    (193,539)
                                                            -------      -------      -------

Cash flows from financing activities:
Gross proceeds from public offering of common stock                                    20,145
Gross proceeds from public offering of preferred stock                                 68,750
Purchase of Treasury stock                                   (1,290)      (2,815)
Payment of offering expenses                                                 (30)      (3,745)
Proceeds from exercise of stock options                                                   112
Distributions paid to common and preferred shareholders
   and unit holders                                         (49,114)     (54,305)     (48,262)
Proceeds from borrowings                                    182,467      263,170      179,475
Payments on debt                                           (180,239)    (213,320)     (92,080)
Cash paid for loan costs                                     (7,201)      (2,286)         (28)
Payments on capital lease obligations                                        (69)          (4)
                                                            -------      -------      -------
      Net cash flow provided by (used in)
         financing activities                               (55,377)      (9,655)     124,363
                                                            -------      -------      -------

Net increase (decrease) in cash and cash
   equivalents                                                  432          (39)         210

Cash and cash equivalents at beginning of year                  361          400          190
                                                            -------      -------      -------

Cash and cash equivalents at end of year                    $   793      $   361      $   400
                                                            =======      =======      =======







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                EQUITY INNS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization

Equity Inns, Inc. (the "Company") is a hotel real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at December 31, 2000 owned an approximate 96.8% interest in the Partnership.

At December 31, 2000, the Partnership or its affiliates owned 96 hotel properties, with a total of 12,284 rooms in 34 states. During the year ended December 31, 2000, the Partnership or its affiliates, under operating leases providing for the payment of percentage rent (the "Percentage Leases"), leased 75 of the Company's hotels to affiliates of Interstate Hotels Corporation
("IHC"), which was recently divested from Wyndham International, Inc. ("Wyndham"). IHC is referred to herein as the "Interstate Lessee." All payments due under these Percentage Leases were guaranteed by IHC and Interstate Hotels, L.L.C., a subsidiary of IHC (except for three hotels where Wyndham rather than IHC was the guarantor). Also, during the year ended December 31, 2000, the Partnership leased 19 hotels to wholly-owned subsidiaries of Prime Hospitality Corporation (collectively, the "Prime Lessee"). All payments due under these Percentage Leases were guaranteed by Prime Hospitality Corporation. The remaining two hotels were operated in 2000 pursuant to management agreements, one of which was operated by a subsidiary of IHC and one of which was operated by a wholly-owned subsidiary of MeriStar Hotels & Resorts, Inc.

In December 1999, the REIT Modernization Act (the "RMA") was signed into law, allowing the Company to own all of the stock in taxable REIT subsidiaries (the "TRS"). As a result of the opportunities offered by the RMA, effective on January 1, 2001, the Company terminated or assigned the Percentage Leases between the Company and the Interstate Lessee and terminated the guarantee with Interstate Hotels, L.L.C. and Wyndham and entered into new Percentage Leases with the Taxable REIT subsidiaries of the Company (the "TRS Lessees") for the lease of 77 of the Company's hotels. The terms of the Percentage Leases with the TRS Lessees are substantially identical to the Percentage Leases terminated between the Company and the Interstate Lessee. The Interstate Lessee and the Prime Lessee are referred to herein collectively as the "Lessees", and individually as a "Lessee." The Lessees operate and lease hotels owned by the Partnership and its affiliates pursuant to the Percentage Leases, which provide for rent payments to the Partnership equal to the greater of (i) a fixed base rent ("Base Rent") or (ii) percentage rent based on the revenues of the hotels ("Percentage Rent"). In future reporting periods, the rents generated by the Percentage Leases with the TRS Lessees will be eliminated in consolidation, while the actual operating results of all the Company's hotels leased by the TRS Lessees will be included in the Company's financial statements.

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

The Company reviews the carrying value of each hotel property to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel property or that depreciation periods should be modified. If impairment is indicated, the carrying value of the hotel property will be adjusted to its fair market value. The Company does not believe that there are any current facts or circumstances indicating impairment of any of its investment in hotel properties.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents.

Deferred Expenses

Deferred expenses are recorded at cost and consist of initial fees paid to franchisors and loan fees and other costs incurred in issuing debt. Amortization of franchise fees is computed using the straight-line method over the lives of the franchise agreements which range up to 20 years. Amortization of loan fees and other costs incurred in issuing debt is computed using the straight-line method, which approximates the interest method, over the term of the related debt. Accumulated amortization of deferred expenses totaled $2.9 million and $3.4 million at December 31, 2000 and 1999, respectively.

Deposits and Other Assets

Deposits include escrow deposits and other deposits relating to the Company's mortgage debt.

Revenue Recognition

Percentage Lease revenue is recognized when earned from the Lessees under the Percentage Leases from the date of acquisition of each hotel property.

Net Income Per Common Share

Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires the presentation of basic and diluted earnings per share, replacing primary and fully diluted earnings per share previously required. A reconciliation of the numerator and denominator used in the basic earnings per share computation to the numerator and denominator used in the diluted earnings per share computation is presented below for the years ended December 31, 2000, 1999 and 1998, respectively.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



2.     Summary of Significant Accounting Policies, Continued


                                                              For the Years Ended December 31,
                         -----------------------------------------------------------------------------------------------------------
                                        2000                                1999                                 1998
                         ----------------------------------- ----------------------------------- -----------------------------------
                           Income      Shares      Per Share   Income      Shares      Per Share   Income       Shares     Per Share
                         (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount
                         ----------- ------------- --------- ----------- ------------- --------- ----------- ------------- ---------
                                                             (in thousands except per share data)
Net income applicable to
  common shareholders-
  basic                    $ 9,809      36,698       $.27      $22,785      37,225       $.61     $28,221      36,073        $.78
Dilutive effect of
  potential conversion
  of partnership units
  and elimination of
  minority interest            337       1,262                     819       1,345                  1,492       1,907

Dilutive effect of
  stock options
  outstanding
  using the treasury
  stock method                                                                                                     21
                           -------      ------       ----      -------      ------       ----     -------      ------        ----

Net income applicable to
  common shareholders-
  diluted                  $10,146      37,960       $.27      $23,604      38,570       $.61     $29,713      38,001        $.78
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

Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives and methods used to compute depreciation. Distributions made to shareholders in 2000 and 1999 are considered to be approximately 54% and 33% return of capital, respectively, for federal income tax purposes.

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

Reclassifications

Certain reclassifications of the prior year amounts have been made to conform with the current year presentation.

3.     Investment in Hotel Properties

Hotel properties consist of the following at December 31:

                                                   2000                 1999
                                                 --------             --------
                                                         (in thousands)
         Land                                    $101,532             $103,315
         Buildings and improvements               691,516              695,923
         Furniture and equipment                  110,458              112,817
         Construction in progress                   3,490                3,366
                                                 --------             --------
                                                  906,996              915,421
         Less accumulated depreciation           (134,585)            (100,884)
                                                 --------             --------

                                                 $772,411             $814,537
                                                 ========             ========

Fifty-two of the hotel properties are premium limited service hotels, five are full service hotels, twenty are premium extended stay hotels, and nineteen are all-suite hotels.

During 2000, the Company sold three hotels to third parties for an aggregate sales price of approximately $13 million. The Company realized a loss of approximately $3,300,000 as a result of these sales. The sales price was paid in cash.

During 1999, the Company acquired two hotels for approximately $56.7 million and sold five hotels to third parties for an aggregate sales price of approximately $29 million. The Company realized a gain of approximately $1,130,000 as a result of these sales.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




4.       Notes Receivable

Notes receivable consist of the following at December 31:

                                                   2000                 1999
                                                  ------               ------
                                                         (in thousands)
Hudson Hotels Properties Corporation, a
    subsidiary of Hudson Hotels Corporation       $2,634               $2,634
Officers of the Company                              633                  539
Rosemont Hospitality Group, L.L.C.                   141                  141
                                                  ------              -------

                                                  $3,408               $3,314
                                                  ======               ======

On August 13, 1997, the Company sold nine Hampton Inn hotels to a subsidiary of Hudson Hotels Corporation ("Hudson") for a purchase price of approximately $46.25 million, $3.9 million of which was in the form of a two-year note bearing interest at an annual rate of 10%, and is secured by 666,667 shares of Hudson Hotels Corporation common stock. In 1998, the Company modified the repayment terms of the note and extended the term of the note by one year. On April 14, 2000, the Company, in connection with Hudson's overall financial restructuring, modified the repayment terms of the note and extended the term to mature on April 1, 2006. The modified terms require monthly payments of principal and interest, beginning in April 2001. The note continues to bear interest at an annual rate of 10%.

In December 1999, the Company assigned its obligation to purchase a Hawthorn Suites hotel in Chicago to Rosemont Hospitality Group, L.L.C. As a result, the
Company received a one-year note receivable in the amount of $140,878 as reimbursement for expenses incurred in regard to the proposed acquisition of the hotel. In December 2000, the Company extended the term of the note by one year. The note bears interest at 12.25% and is due on December 31, 2001.

Since January 1998, the Company has advanced loans annually to its executive officers for taxes relating to annual bonuses taken in shares of the Company's common stock. At December 31, 2000, the aggregate amount of notes receivable from officers of the Company is $632,960. In January 2001, the Company advanced loans to its officers in the amount of $105,951 for taxes relating to 2000 bonuses taken in common stock. All loans are collateralized by all shares of common stock received as bonus compensation held by each officer, are non-interest bearing and have an original term of one year. However, these notes have historically been extended an additional year for each year in which they are not repaid. All loans are due in full upon termination of employment or upon retirement.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



5.       Debt

The following details the Company's debt outstanding at December 31, 2000 and 1999 (in thousands):

                              Principal Balance                                          Collateral     Net Book
                             -------------------         Interest                           # of        Value at
                             12/31/00   12/31/99           Rate            Maturity        Hotels       12/31/00
                             --------   --------      -------------        --------      -----------    --------

Commercial Mortgage Bonds
     Class A                 $ 12,084   $ 21,138      6.83%   Fixed        11/20/06
     Class B                   50,600     50,600      7.37%   Fixed        12/20/15
     Class C                   10,000     10,000      7.58%   Fixed        02/20/17
                             --------   --------
                               72,684     81,738                                              21          $120,818

Line of Credit                96,525     192,500  LIBOR plus  Variable     Nov 2003           28           267,335
                                                  Percentage

Mortgage                       95,360     96,561      8.37%   Fixed        July 2009          19           174,033
Mortgage                       69,653                 8.25%   Fixed        Nov 2010           16           111,538
Mortgage                       35,964                 8.25%   Fixed        Nov 2010            8            62,406
Mortgage                        3,126                 8.50%   Fixed        Nov 2005            1             7,366
Mortgage                        6,062      6,234     10.00%   Fixed        Sept 2005           1            12,152
Mortgage                        4,029      4,142      8.57%   Fixed        Nov 2016            1             7,220
                             --------   --------                                                          --------

                             $383,403   $381,175                                                          $762,868
                             ========   ========                                                          ========

In February 1997, the Company, through a subsidiary, issued $88 million of rated Commercial Mortgage Bonds (the "Bonds") in a private placement transaction. The combined interest rate on the outstanding balances on all three issues of Bonds at December 31, 2000 is 7.25%. Principal payments are to be applied to each class of Bonds in order of their respective maturities with no principal payment on any Bond until all Bonds in a bond class with an earlier stated maturity have been paid in full. The Company expects to repay these Bonds in full within 10 years with no prepayment penalty.

During the fourth quarter of 2000, the Company converted approximately $109 million of its debt outstanding under its unsecured lines of credit to fixed rate debt with several financial institutions, at interest rates ranging from 8.25% - 8.50%. The principal amounts of the various loans are amortized over periods ranging from 20 - 25 years, with the unpaid balances payable from November 2005 - November 2010.

On November 9, 2000, the Company repaid the remaining outstanding balance under its prior unsecured line of credit with Bank One, NA with borrowings under a new $125 million secured line of credit with Bank One, NA (the "Line of Credit").

The Line of Credit bears interest at a variable rate of LIBOR plus 1.5%, 1.75%, 2.0%, 2.25%, 2.5% or 2.75% as determined by the Company's percentage of total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the loan agreement (the "Percentage"). The Percentage is reviewed quarterly and the interest rate is adjusted as necessary. At December 31, 2000, the interest rate on the Line of Credit was LIBOR (6.65% at December 31, 2000) plus 2.50%. Fees ranging from .25% to .55%, as determined by the Company's ratio of total indebtedness to EBITDA, are paid quarterly on the unused portion of the Line of Credit. The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, and total indebtedness limitations. At December 31, 2000, the Company was in compliance with all covenants contained in the Line of Credit.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



5.   Debt, Continued

Certain of the Company's loan agreements require a quarterly deposit into separate room renovation accounts for the amount by which 4% of revenues at the Company's hotels exceeds the amount expended by the Company during the year for replacement of furniture, fixtures and equipment and capital improvements for the hotels. For the year ended December 31, 2000, actual expenditures exceeded the amounts required.

Future scheduled principal payments of debt obligations at December 31, 2000 are as follows (in thousands):

                  Year                        Amount
                  ----                       --------

                  2001                       $  4,712
                  2002                          5,100
                  2003                        102,045
                  2004                          5,770
                  2005                         14,138
                  Thereafter                  251,638
                                             --------

                                             $383,403
                                             ========

6.       Commitments and Related Party Transactions

All of the Company's hotels are operated under franchise agreements and are licensed as Hampton Inn hotels (48), AmeriSuites hotels (19), Residence Inn hotels (11), Homewood Suites hotels (9), Holiday Inn hotels (5), Comfort Inn hotels (3), and Hampton Inn & Suites hotels (1). The franchisors approve the transfer of the franchise licenses to the applicable Lessee when the Partnership acquires each hotel property. The franchise agreements require the payment of fees based on a percentage of hotel room revenue which are paid by the Lessee.

The Company earned Base Rents of $77.2 million, $77.0 million, and $65.9 million and Percentage Rents in excess of Base Rents of $38.7 million, $39.5 million, and $40.8 million, respectively, for the years ended December 31, 2000, 1999 and 1998. The Percentage Lease revenue is based on a percentage of gross room revenue, and, if applicable, food and beverage revenue of the hotels.

The Prime Lessee has future lease commitments to the Company under the Percentage Leases for various terms extending through 2010. Minimum future rental income (Base Rents) under these non-cancelable operating leases is as follows (in thousands):

                  Year                        Amount
                  ----                       --------

                  2001                       $ 20,140
                  2002                         20,140
                  2003                         20,140
                  2004                         20,140
                  2005                         20,140
                  Thereafter                   85,836
                                             --------

                                             $186,536
                                             ========

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



 6.    Commitments and Related Party Transactions, Continued

The Percentage Leases range in terms from ten to fifteen years. Rental rates on all fifteen-year leases are required to be re-negotiated after ten years. Both the Base Rent and the threshold room revenue amount in each Percentage Rent formula are adjusted annually for changes in the U.S. Consumer Price Index ("CPI"). The adjustment is calculated on January 1 of each year, provided the lease has been in effect for a complete calendar year and is based upon the average change in the CPI during the prior 24 months. The adjustment in any lease year may not exceed 7%. Effective January 1, 2001, the Percentage Leases for the Prime Lessee were adjusted, resulting in a 3.13% increase in both Base Rent and threshold room revenue. As discussed in Note 1, the Company terminated or assigned the Percentage Leases with the Interstate Lessee, effective December 31, 2000.

At December 31, 2000, the Lessees owed the Company $5,595,000 representing fourth quarter Percentage Rent. All of the amounts due were collected prior to January 31, 2001.

Under the Percentage Leases, the Partnership is obligated to pay the costs of real estate and personal property taxes and to maintain underground utilities and structural elements of the Hotels. In addition, the Percentage Leases obligate the Partnership to fund the cost of periodic repair, replacement and refurbishment of furniture, fixtures and equipment in the Hotels. The Company also may be required by franchisors to fund certain capital improvements to hotel properties, which are funded from borrowings, working capital, or the room renovation account (Note 5). Capital improvements of $13.6 million, $32.8 million, and $26.0 million in 2000, 1999, and 1998, respectively, were made to the hotel properties, including those required by the franchisors at the acquisition of the property.

The Company has commitments under operating land leases through December 31, 2062, at eight hotel properties for payments as follows: 2001 -- $769,461; 2002 -- $795,888; 2003 -- $798,388; 2004 -- $801,138; 2005 -- $743,863; thereafter --
$10.4 million.

The Company has commitments under a lease with an affiliate of Phillip H. McNeill, Sr., the Company's Chairman of the Board, for the Company's office space through December 2008 at monthly payments of $13,238.

As discussed in Note 4, the Company has $632,960 of non-interest bearing notes receivable from its officers for taxes relating to annual bonuses taken in common stock.

7. Supplemental Disclosure of Noncash Operating, Investing and Financing Activities

In 2000, $145,000 of deferred franchise fees and corresponding payables were determined not to be owed; the Company issued 38,669 shares of Common Stock valued at $6.88 per share to its officers in lieu of cash to satisfy bonus compensation accrued at December 31, 1999; 7,010 unvested, restricted shares of common stock were forfeited by an officer of the Company; 74,703 units of limited partnership interest in the partnership ("Units") were exchanged for shares of Common Stock by certain limited partners; 71,450 restricted shares of Common Stock valued at $6.75 per share were issued to the Company's officers; 12,324 shares of Common Stock at prices ranging from $5.50 to $6.88 were issued to independent directors of the Company in lieu of cash as directors' compensation; and $9.5 million in distributions to common shareholders and limited partners had been declared but not paid at December 31, 2000.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



7. Supplemental Disclosure of Noncash Ooperating, Investing and Financing Activities, Continued

In 1999, the Company issued 98,824 shares of Common Stock valued at $10.00 per share to its officers in lieu of cash to satisfy bonus compensation accrued at December 31, 1998; 632,129 Units were exchanged for shares of Common Stock by certain limited partners; 124,800 restricted shares of Common Stock valued at $9.75 per share were issued to the Company's officers; 5,000 restricted shares of Common Stock valued at $8.69 per share were issued to the Company's independent directors; 9,235 shares of Common Stock at prices ranging from $6.31 to $9.63 were issued to independent directors of the Company in lieu of cash as directors' compensation; 157,300 treasury shares valued at $6.79 per share were traded in December 1999, but not settled at December 31, 1999; and $11.8 million in distributions to common shareholders and limited partners had been declared but not paid at December 31, 1999.

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

The outstanding Units are redeemable at the option of the holder for a like number of shares of Common Stock, or at the option of the Company, the cash equivalent thereof. Total Units outstanding at December 31, 2000 and 1999 were 1,210,071 and 1,284,774, respectively.

In October 1999, the Board of Directors approved a stock repurchase program authorizing the Company to buy back up to $25 million of Common Stock on the open market over the next eighteen months, subject to certain market conditions and other factors. The Company expects to fund any stock repurchases primarily with proceeds from the sale of hotels which do not currently meet the Company's investment criteria. The Company believes that these repurchases, at current market prices, will enhance shareholder value. At December 31, 2000, 747,600 shares had been repurchased at a cost of approximately $5.2 million.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



9.     Stock Based Compensation Plans

The Company is authorized, under the 1994 Stock Incentive Plan (the "1994 Plan") and the Directors' Compensation Plan (the "Directors Plan"), (referred to collectively as the "Plans"), to issue a total of 4,050,000 shares of common stock to directors, officers and key employees of the Company in the form of stock options, restricted stock, or performance stock. Under the 1994 Plan, the total shares available for grant is 4,000,000, of which not more than 1,100,000 shares may be grants of restricted stock or performance stock. Under the Directors Plan, the total shares available for grants of options is 50,000.
Awards of common stock may also be made, and directors may elect to receive their meeting and retainer fees in the form of common stock.

Stock Options

All options to officers and key employees have 8 to 10 year contractual terms and generally vest ratably over 5 years. A summary of the Company's stock options as of December 31, 2000, 1999 and 1998 and the changes during the years are presented below:


                                         2000                            1999                        1998
                              --------------------------      ------------------------      -----------------------

                                                Weighted                      Weighted                     Weighted
                               # of Shares      Average        # of Shares    Average        # of Shares   Average
                              of Underlying     Exercise      of Underlying   Exercise      of Underlying  Exercise
                                 Options         Price          Options        Price           Options      Price
                              -------------   -----------     -------------   --------      -------------  --------
Outstanding at beginning
    of year                      582,000        $12.60           568,000       $12.68          519,000      $12.49
Granted                            4,000        $ 6.88            14,000       $ 9.24          118,000      $13.40
Exercised                                                                                       (9,000)     $12.50
Forfeited                                                                                      (60,000)     $12.50
                                 -------        ------           -------       ------          -------      ------

Outstanding at end of year       586,000        $12.56           582,000       $12.60          568,000      $12.68

Exercisable at end of year       529,000        $12.58           505,000       $12.55          383,000      $12.56


                                        Options Outstanding                      Options Exercisable
                              ---------------------------------------    -------------------------------------
                                                Weighted    Weighted                      Weighted    Weighted
                                                Average     Average                       Average     Average
                              # Outstanding    Remaining    Exercise     # Exercisable   Remaining    Exercise
Range of Exercise Prices         at 12/31/00     Life        Price        at 12/31/00      Life        Price
------------------------      --------------   ---------    --------     ------------    ---------   ---------
$8.69 -- $13.69                  586,000          2.39       $12.56         529,000         2.02       $12.58

The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plans. FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued by the FASB in 1995 and, if fully adopted, changes the method for recognition of compensation cost on stock plans. Adoption of the expense recognition provisions of SFAS 123 is optional; however, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 in 1995 are presented below.

The fair value of each option granted during 2000, 1999 and 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend of $1.06 for 2000 and $1.24 for 1999 and 1998; (2) expected volatility of .21 for 2000 and .19 for 1999 and

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



9.       Stock Based Compensation Plans, Continued

1998; (3) a risk-free interest rate of 6.3% for 2000, 6.0% for 1999, and 5.2% for 1998; and (4) expected life of six years for 2000, ten years for 1999, and eight years for 1998.

Had compensation cost for the Company's 2000, 1999 and 1998 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's pro forma net income, and net income per common share for 2000, 1999 and 1998 would have decreased less than 1%.

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of the future effect, since additional SFAS 123 awards in future years are anticipated.

Restricted Stock

A summary of the status of the Company's restricted stock grants to officers and directors as of December 31, 2000, 1999 and 1998 and the changes during the years are presented below:

                                           2000                      1999                      1998
                                  ------------------------  ------------------------  ------------------------
                                                Weighted                  Weighted                  Weighted
                                                Average                   Average                   Average
                                               Fair Market               Fair Market               Fair Market
                                                Value at                  Value at                  Value at
                                  # of Shares    Grant      # of Shares    Grant      # of Shares    Grant
                                  -----------  -----------  -----------  -----------  -----------  -----------

Outstanding at beginning of year    323,300       $11.64      193,500       $12.92       40,000       $11.41
Granted:
    With 5 year pro rata vesting     51,450       $ 6.75       91,400       $ 9.69       99,000       $13.12
    With 4 year pro rata vesting                                                         16,000       $13.56
    With 3 year pro rata vesting     20,000       $ 6.75       38,400       $ 9.75       42,000       $13.50
    Vest 100% at grant date                                                               4,000       $13.56
                                    -------       ------      -------       ------      -------       ------

Total granted                        71,450       $ 6.75      129,800       $ 9.71      161,000       $13.27
Vested to former employee            (1,440)      $11.83                                 (1,500)      $12.25
Forfeited                            (7,010)      $10.93                                 (6,000)      $12.25
                                    -------       ------      -------       ------      -------       ------

Outstanding at end of year          386,300       $11.23      323,300       $11.64      193,500       $12.92

Vested at end of year               141,240       $12.06       71,300       $12.42       29,000       $11.27


In January 2001, 31,820 shares of restricted stock were issued to officers of the Company at a price of $6.19 per share, to vest ratably over 3 to 5 years.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



10.      Significant Lessee Information

As discussed in Note 1, the Company's Prime Lessee guarantees Percentage Rent Leases relating to hotels accounting for more than 20% of the Company's assets. The following financial information as of December 31, 2000 is presented for the Prime Lessee:

                                                                 Prime
                                                              -----------
       Miscellaneous Data:

       Number of hotels owned, managed or leased                      214
       Number of rooms owned, managed or leased                    27,871

       Balance Sheet Data (in thousands):
             Investment in hotel real estate                   $1,015,997
             Cash and short-term investments                        5,060
             Total assets                                       1,174,265
             Total debt                                           345,689
             Shareholders' equity                                 668,100

         Income Statement Data (in thousands):

             Total revenue                                       $559,944
             Net income                                            62,500

11.      Subsequent Events

Effective January 1, 2001, the Company terminated or assigned all 75 of its Percentage Leases with the Interstate Lessee. No remuneration was exchanged for the termination of the leases. This action was precipitated by the recent enactment of the federal REIT Modernization Act, which enables REITs such as the Company to gain greater control of their properties by establishing taxable subsidiaries to function as lessees, with hotel management provided by independent companies. On January 1, 2001, the Company entered into management contracts on 55 of its hotels with an affiliate of IHC, which later will expire on a staggered basis, beginning January 1, 2002 through 2005. Also, the Company entered into management contracts on 20 of its hotels with Promus Hotels, Inc., a subsidiary of Hilton Hotels Corporation, and two of its hotels with Crestline Hotels and Resorts, Inc.

Effective January 16, 2001, the Company entered into an interest rate swap agreement with a financial institution on a notional principal amount of $50 million. The agreement effectively fixes the interest rate on floating rate debt at a rate of 6.4275%, plus the Percentage. The swap agreement will expire in November 2003.

On January 25, 2001, the Company issued 39,722 shares of common stock valued at $6.19 per share to its officers in lieu of cash to satisfy bonus compensation accrued at December 31, 2000 and also issued 31,820 restricted shares of common stock valued at $6.19 per share to its officers.

                                EQUITY INNS, INC.
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2000
                                 (In Thousands)


                                                                   Cost Capitalized Subsequent      Gross Amount at Which
                                            Initial Cost                 to Acquisition           Carried at Close of Period
                                   ------------------------------- ---------------------------- -------------------------------
                                                         Furniture        Buildings   Furniture           Buildings   Furniture
                                                            and              and        and                 and          and
Description of Property              Land   Improvements Fixtures  Land  Improvements Fixtures    Land   Improvements Fixtures
-----------------------            -------- ------------ --------- ----  ------------ --------- -------- ------------ ---------
Hampton Inn- Albany, New York      $    953   $  9,897    $   802           $   548   $   532   $    953   $10,445    $  1,334
Hampton Inn-Cleveland, Ohio             820      4,428        217               544       531        820     4,972         748
Hampton Inn-College Station,
    Texas                               656      4,655        671               865       686        656     5,520       1,357
Hampton Inn-Columbus, Georgia           603      2,591        787               665       267        603     3,256       1,054
Hampton Inn-Ft. Worth, Texas            385      1,754        896               539       237        385     2,293       1,133
Hampton Inn-Louisville, Kentucky        395      2,406        919               712       208        395     3,118       1,127
Hampton Inn-Sarasota, Florida           553      3,389        753               511        60        553     3,900         813
Hampton Inn-Ann Arbor, Michigan         565      4,499        506               685       748        565     5,184       1,254
Hampton Inn-Gurnee, Illinois            630      3,397        277             1,029     1,082        630     4,426       1,359
Comfort Inn-Arlington, Texas            425      6,387        582               625       851        425     7,012       1,433
Residence Inn-Eagan, Minnesota          540      8,130        652             1,152       870        540     9,282       1,522
Residence Inn-Tinton Falls,
     New Jersey                                  7,711        419               942       639                8,653       1,058
Hampton Inn-Milford, Connecticut        759      5,689        467               819     1,200        759     6,508       1,667
Hampton Inn-Meriden, Connecticut        648      3,226        435               724       782        648     3,950       1,217
Hampton Inn-Beckley, West
Virginia                              1,876      5,557        402               324       502      1,876     5,881         904
Holiday Inn-Bluefield, West
    Virginia                          1,661      6,141        342             1,406     1,215      1,661     7,547       1,557
Hampton Inn-Gastonia, North
    Carolina                          1,651      4,741        358               271       771      1,651     5,012       1,129
Hampton Inn-Morgantown, West
    Virginia                          1,573      4,311        324  $ 4          176       501      1,577     4,487         825
Holiday Inn-Oak Hill, West
    Virginia                            269      3,727         85             1,628     1,167        269     5,355       1,252
Holiday Inn Express-Wilkesboro,
    North Carolina                      269      2,778        177             1,065       854        269     3,843       1,031
Hampton Inn-Naperville, Illinois        678      6,455        396               846       963        678     7,301       1,359
Hampton Inn-State College,
    Pennsylvania                        718      7,310        525               399       726        718     7,709       1,251
Comfort Inn-Rutland, Vermont            359      3,683        354               355       308        359     4,038         662
Hampton Inn-Scranton,
    Pennsylvania                        403      7,017        720               218       280        403     7,235       1,000
Residence Inn-Omaha, Nebraska           953      2,650        162    6        1,502       770        959     4,152         932
Hampton Inn-Fayetteville, North
    Carolina                            403      5,043        148   17          652       820        420     5,695         968
Hampton Inn-Indianapolis,
    Indiana                           1,207      6,513        126               597     1,161      1,207     7,110       1,287
Hampton Inn-Jacksonville
    Florida                             403      4,793        126               447     1,279        403     5,240       1,405
Holiday Inn-Mt. Pleasant,
    South Carolina                    1,205      7,874        247               580       926      1,205     8,454       1,173
Comfort Inn-Jacksonville
    Beach, Florida                      849      7,307        371    2        1,883     1,266        851     9,190       1,637
Hampton Inn-Austin, Texas               500      6,659        375    6          592       805        506     7,251       1,180
Hampton Inn-Knoxville,
    Tennessee                           617      3,871        232               624       951        617     4,495       1,183
Hampton Inn-Glen Burnie,
    Maryland                                     5,075        322               526       879                5,601       1,201
Hampton Inn-Detroit, Michigan         1,207      5,785        526               484       424      1,207     6,269         950
Homewood Suites-Hartford,
    Connecticut                       2,866      7,660        915             1,112       474      2,866     8,772       1,389
Holiday Inn-Winston-Salem,
    North Carolina                    1,350      3,124        639             3,629       949      1,350     6,753       1,588
Hampton Inn-Scottsdale,
    Arizona                           2,227      6,566        723               206       140      2,227     6,772         863
Hampton Inn-Chattanooga,
Tennessee                             1,475      6,824        752               506       467      1,475     7,330       1,219
Homewood Suites-San Antonio,
    Texas                               907      6,661      1,029                44       109        907     6,705       1,138
Residence Inn-Burlington,
    Vermont                             678      6,677        342               902       722        678     7,579       1,064
Homewood Suites-Phoenix,
    Arizona                                      7,086        902             1,693        52                8,779         954
Residence Inn-Colorado
    Springs, Colorado                 1,350      7,638        740               977       632      1,350     8,615       1,372
Residence Inn-Oklahoma
    City, Oklahoma                    1,450      8,921        850             1,073       214      1,450     9,994       1,064
Residence Inn-Tucson,
    Arizona                             832      7,078        705               679       721        832     7,757       1,426
Hampton Inn-Norfolk, Virginia                    5,092        520               236       537                5,328       1,057
Hampton Inn-Pickwick, Tennessee         370      1,484        263               257       131        370     1,741         394
Hampton Inn-Overland Park,
    Kansas                              906      5,931        330               808       793        906     6,739       1,123
Hampton Inn-Addison, Texas            2,981      6,336        810               693       741      2,981     7,029       1,551
Hampton Inn-Atlanta-Northlake,
    Georgia                                      6,905        600               571       726                7,476       1,326
Hampton Inn-Birmingham
    (Mountain Brook), Alabama                    7,988        687               661       700                8,649       1,387
Hampton Inn-Birmingham
    (Vestavia), Alabama               1,057      5,162        541               327       694      1,057     5,489       1,235
Hampton Inn-Chapel Hill,
    North Carolina                    1,834      6,504        725               436       371      1,834     6,940       1,096
Hampton Inn-Charleston,
    South Carolina                      712      5,219        516               281       494        712     5,500       1,010
Hampton Inn-Colorado
    Springs, Colorado                   803      3,925        411               499       319        803     4,424         730
Hampton Inn-Columbia,
South Carolina                          650      6,572        628               525       333        650     7,097         961


                                            Accumulated      Net Book
                                            Depreciation       Value                     Life Upon
                                            Buildings and  Buildings and                   Which
                                            Improvements;  Improvements;                Depreciation
                                             Furniture &    Furniture &     Date of     In Statement
                                   Total      Fixtures       Fixtures     Construction  Is Computed
                                  --------  -------------  -------------  ------------  ------------
Hampton Inn- Albany, New York     $ 12,732    $  3,177       $  9,555         1986      5-40 Yrs.
Hampton Inn-Cleveland, Ohio          6,540       1,581          4,959         1987      5-40 Yrs.
Hampton Inn-College Station,
    Texas                            7,533       1,935          5,598         1986      5-40 Yrs.
Hampton Inn-Columbus, Georgia        4,913       1,464          3,449         1986      5-40 Yrs.
Hampton Inn-Ft. Worth, Texas         3,811       1,081          2,730         1987      5-40 Yrs.
Hampton Inn-Louisville, Kentucky     4,640       1,868          2,772         1986      5-40 Yrs.
Hampton Inn-Sarasota, Florida        5,266       1,193          4,073         1987      5-40 Yrs.
Hampton Inn-Ann Arbor, Michigan      7,003       1,867          5,136         1986      5-31 Yrs.
Hampton Inn-Gurnee, Illinois         6,415       1,727          4,688         1988      5-31 Yrs.
Comfort Inn-Arlington, Texas         8,870       2,306          6,564         1985      5-31 Yrs.
Residence Inn-Eagan, Minnesota      11,344       2,806          8,538         1988      5-31 Yrs.
Residence Inn-Tinton Falls,
     New Jersey                      9,711       2,100          7,611         1988      5-31 Yrs.
Hampton Inn-Milford, Connecticut     8,934       2,166          6,768         1986      5-31 Yrs.
Hampton Inn-Meriden, Connecticut     5,815       1,467          4,348         1988      5-31 Yrs.
Hampton Inn-Beckley, West
Virginia                             8,661       1,624          7,037         1992      5-31 Yrs.
Holiday Inn-Bluefield, West
    Virginia                        10,765       2,111          8,654         1980      5-31 Yrs.
Hampton Inn-Gastonia, North
    Carolina                         7,792       1,597          6,195         1989      5-31 Yrs.
Hampton Inn-Morgantown, West
    Virginia                         6,889       1,371          5,518         1991      5-31 Yrs.
Holiday Inn-Oak Hill, West
    Virginia                         6,876       1,531          5,345         1983      5-31 Yrs.
Holiday Inn Express-Wilkesboro,
    North Carolina                   5,143       1,060          4,083         1985      5-31 Yrs.
Hampton Inn-Naperville, Illinois     9,338       2,140          7,198         1987      5-31 Yrs.
Hampton Inn-State College,
    Pennsylvania                     9,678       2,099          7,579         1987      5-31 Yrs.
Comfort Inn-Rutland, Vermont         5,059       1,166          3,893         1985      5-31 Yrs.
Hampton Inn-Scranton,
    Pennsylvania                     8,638       1,867          6,771         1994      5-31 Yrs.
Residence Inn-Omaha, Nebraska        6,043         972          5,071         1985      5-31 Yrs.
Hampton Inn-Fayetteville, North
    Carolina                         7,083       1,560          5,523         1986      5-31 Yrs.
Hampton Inn-Indianapolis,
    Indiana                          9,604       1,972          7,632         1987      5-31 Yrs.
Hampton Inn-Jacksonville
    Florida                          7,048       1,580          5,468         1986      5-31 Yrs.
Holiday Inn-Mt. Pleasant,
    South Carolina                  10,832       2,048          8,784         1988      5-31 Yrs.
Comfort Inn-Jacksonville
    Beach, Florida                  11,678       2,197          9,481         1990      5-31 Yrs.
Hampton Inn-Austin, Texas            8,937       1,700          7,237         1987      5-31 Yrs.
Hampton Inn-Knoxville,
    Tennessee                        6,295       1,190          5,105         1988      5-31 Yrs.
Hampton Inn-Glen Burnie,
    Maryland                         6,802       1,379          5,423         1989      5-31 Yrs.
Hampton Inn-Detroit, Michigan        8,426       1,387          7,039         1989      5-31 Yrs.
Homewood Suites-Hartford,
    Connecticut                     13,027       1,763         11,264         1990      5-31 Yrs.
Holiday Inn-Winston-Salem,
    North Carolina                   9,691       1,089          8,602         1969      5-31 Yrs.
Hampton Inn-Scottsdale,
    Arizona                          9,862       1,438          8,424         1996      5-31 Yrs.
Hampton Inn-Chattanooga,
Tennessee                           10,024       1,687          8,337         1988      5-31 Yrs.
Homewood Suites-San Antonio,
    Texas                            8,750       1,560          7,190         1996      5-31 Yrs.
Residence Inn-Burlington,
    Vermont                          9,321       1,493          7,828         1988      5-31 Yrs.
Homewood Suites-Phoenix,
    Arizona                          9,733       1,708          8,025         1996      5-31 Yrs.
Residence Inn-Colorado
    Springs, Colorado               11,337       1,577          9,760         1984      5-31 Yrs.
Residence Inn-Oklahoma
    City, Oklahoma                  12,508       1,606         10,902         1982      5-31 Yrs.
Residence Inn-Tucson,
    Arizona                         10,015       1,511          8,504         1985      5-31 Yrs.
Hampton Inn-Norfolk, Virginia        6,385       1,167          5,218         1990      5-31 Yrs.
Hampton Inn-Pickwick, Tennessee      2,505         382          2,123         1994      5-31 Yrs.
Hampton Inn-Overland Park,
    Kansas                           8,768       1,180          7,588         1991      5-31 Yrs.
Hampton Inn-Addison, Texas          11,561       1,395         10,166         1985      5-31 Yrs.
Hampton Inn-Atlanta-Northlake,
    Georgia                          8,802       1,365          7,437         1988      5-31 Yrs.
Hampton Inn-Birmingham
(Mountain Brook), Alabama           10,036       1,500          8,536         1987      5-31 Yrs.
Hampton Inn-Birmingham
    (Vestavia), Alabama              7,781       1,124          6,657         1986      5-31 Yrs.
Hampton Inn-Chapel Hill,
    North Carolina                   9,870       1,227          8,643         1986      5-31 Yrs.
Hampton Inn-Charleston,
    South Carolina                   7,222       1,026          6,196         1985      5-31 Yrs.
Hampton Inn-Colorado
    Springs, Colorado                5,957         787          5,170         1985      5-31 Yrs.
Hampton Inn-Columbia,
South Carolina                       8,708       1,216          7,492         1985      5-31 Yrs.

                                EQUITY INNS, INC.
      SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
                             AS OF DECEMBER 31, 2000
                                 (In Thousands)


                                                                   Cost Capitalized Subsequent      Gross Amount at Which
                                            Initial Cost                 to Acquisition           Carried at Close of Period
                                   ------------------------------- ---------------------------- -------------------------------
                                                         Furniture        Buildings   Furniture           Buildings   Furniture
                                                            and              and        and                 and          and
Description of Property              Land   Improvements Fixtures  Land  Improvements Fixtures    Land   Improvements Fixtures
-----------------------            -------- ------------ --------- ----  ------------ --------- -------- ------------ ---------
Hampton Inn-Aurora, Colorado            784      3,344        359               475       292        784     3,819         651
Hampton Inn-Detroit (Madison
    Heights), Michigan                  881      4,304        451               521       272        881     4,825         723
Hampton Inn-Dublin, Ohio                944      3,612        483               573       660        944     4,185       1,143
Hampton Inn-Kansas City, Kansas         585      4,294        425               343       351        585     4,637         776
Hampton Inn-Little Rock,
    Arkansas                            898      5,520        558               273       497        898     5,793       1,055
Hampton Inn-Memphis (Poplar),
    Tennessee                         1,955      6,547        739               686       280      1,955     7,233       1,019
Hampton Inn-Memphis (Sycamore),
    Tennessee                                    2,751        239               531       624                3,282         863
Hampton Inn-Nashville
    (Briley), Tennessee                          6,550        569               880       456                7,430       1,025
Hampton Inn-Richardson, Texas         1,750      5,252        609               468       691      1,750     5,720       1,300
Hampton Inn-St. Louis, Missouri         665      3,775        386               722       751        665     4,497       1,137
Homewood Suites-Germantown,
    Tennessee                         1,011      5,760      1,011               143       113      1,011     5,903       1,124
Homewood Suites-Augusta,
    Georgia                             330      4,164        516               102        31        330     4,266         547
Residence Inn-Princeton,
    New Jersey                        1,920     15,875      1,500             1,326     1,157      1,920    17,201       2,657
AmeriSuites-Cincinnati
    (Blue Ash), Ohio                    900      6,241        466               296       255        900     6,537         721
AmeriSuites-Cincinnati
    (Forest Park), Ohio                 800      5,616        569               368       328        800     5,984         897
AmeriSuites-Columbus, Ohio              903      6,774        856               214       394        903     6,988       1,250
AmeriSuites-Flagstaff, Arizona          600      3,832        737               184        72        600     4,016         809
AmeriSuites-Jacksonville,
    Florida                           1,168      5,734        436               544       332      1,168     6,278         768
AmeriSuites-Indianapolis,
    Indiana                             700      4,775        800               157       217        700     4,932       1,017
AmeriSuites-Miami, Florida            1,500      9,387        900               143        49      1,500     9,530         949
AmeriSuites-Overland Park,
    Kansas                            1,300      7,030        900               336       298      1,300     7,366       1,198
AmeriSuites-Richmond, Virginia        1,772      9,640        921               173       159      1,772     9,813       1,080
AmeriSuites-Tampa, Florida            1,400      9,786        523               150        97      1,400     9,936         620
Hampton Inn-San Antonio, Texas        3,749      7,539      1,317               647       163      3,749     8,186       1,480
Homewood Suites-Sharonville,
    Ohio                                863      6,194        746               746       516        863     6,940       1,262
Residence Inn-Boise, Idaho              950      5,758        350               403       566        950     6,161         916
Residence Inn-Portland, Oregon        2,400     20,735        500               269       575      2,400    21,004       1,075
Hampton Inn & Suites-Memphis
    (Bartlett), Tennessee               860      5,721      1,052                55        28        860     5,776       1,080
Residence Inn-Somers Point,
    New Jersey                        1,094      6,372        729               749       564      1,094     7,121       1,293
AmeriSuites-Albuquerque, New
    Mexico                            1,776      6,871        918                36        25      1,776     6,907         943
AmeriSuites-Baltimore,
    Maryland                            659      8,514        898                43        28        659     8,557         926
AmeriSuites-Baton Rouge,
    Louisiana                           649      9,085      1,157                46        20        649     9,131       1,177
AmeriSuites-Birmingham,
    Alabama                           1,066      5,871        758                45        16      1,066     5,916         774
AmeriSuites-Las Vegas, Nevada         4,126     13,056      1,965                41        34      4,126    13,097       1,999
AmeriSuites-Memphis
    (Wolfchase), Tennessee            1,108      6,433        900                41        26      1,108     6,474         926
AmeriSuites-Miami (Kendall),
    Florida                           2,426      7,394        802                38        68      2,426     7,432         870
AmeriSuites-Minneapolis,
    Minnesota                         1,312      7,421        873                38        27      1,312     7,459         900
AmeriSuites-Nashville,
    Tennessee                         1,622      8,452      1,198                40        10      1,622     8,492       1,208
Homewood Suites-Seattle,
    Washington                        2,640     17,769      1,760               240       258      2,640    18,009       2,018
Homewood Suites-Chicago,
    Illinois                                    29,052                          179     3,559               29,231       3,559
Homewood Suites-Orlando,
    Florida                           4,250     17,015                          163     2,834      4,250    17,178       2,834
Construction in Progress              3,490                                                        3,490
Corporate Office--Memphis, TN                                                             402                              402
                                   --------   --------    -------  ---      -------   -------   --------  --------    --------

                                   $104,987   $634,617    $59,205  $35      $54,477   $53,675   $105,022  $689,094    $112,880
                                   ========   ========    =======  ===      =======   =======   ========  ========    ========
                                            Accumulated      Net Book
                                            Depreciation       Value                     Life Upon
                                            Buildings and  Buildings and                   Which
                                            Improvements;  Improvements;                Depreciation
                                             Furniture &    Furniture &     Date of     In Statement
                                   Total      Fixtures       Fixtures     Construction  Is Computed
                                  --------  -------------  -------------  ------------  ------------
Hampton Inn-Aurora, Colorado         5,254         720          4,534         1985      5-31 Yrs.
Hampton Inn-Detroit (Madison
    Heights), Michigan               6,429         838          5,591         1987      5-31 Yrs.
Hampton Inn-Dublin, Ohio             6,272         917          5,355         1988      5-31 Yrs.
Hampton Inn-Kansas City, Kansas      5,998         843          5,155         1987      5-31 Yrs.
Hampton Inn-Little Rock,
    Arkansas                         7,746       1,141          6,605         1985      5-31 Yrs.
Hampton Inn-Memphis (Poplar),
    Tennessee                       10,207       1,231          8,976         1985      5-31 Yrs.
Hampton Inn-Memphis (Sycamore),
    Tennessee                        4,145         651          3,494         1984      5-31 Yrs.
Hampton Inn-Nashville
    (Briley), Tennessee              8,455       1,089          7,366         1987      5-31 Yrs.
Hampton Inn-Richardson, Texas        8,770       1,178          7,592         1987      5-31 Yrs.
Hampton Inn-St. Louis, Missouri      6,299         953          5,346         1987      5-31 Yrs.
Homewood Suites-Germantown,
    Tennessee                        8,038       1,206          6,832         1986      5-31 Yrs.
Homewood Suites-Augusta,
    Georgia                          5,143         739          4,404         1997      5-31 Yrs.
Residence Inn-Princeton,
    New Jersey                      21,778       2,779         18,999         1988      5-31 Yrs.
AmeriSuites-Cincinnati
    (Blue Ash), Ohio                 8,158         910          7,248         1990      5-31 Yrs.
AmeriSuites-Cincinnati
    (Forest Park), Ohio              7,681         926          6,755         1992      5-31 Yrs.
AmeriSuites-Columbus, Ohio           9,141       1,146          7,995         1994      5-31 Yrs.
AmeriSuites-Flagstaff, Arizona       5,425         701          4,724         1993      5-31 Yrs.
AmeriSuites-Jacksonville,
    Florida                          8,214         893          7,321         1996      5-31 Yrs.
AmeriSuites-Indianapolis,
    Indiana                          6,649         878          5,771         1992      5-31 Yrs.
AmeriSuites-Miami, Florida          11,979       1,345         10,634         1996      5-31 Yrs.
AmeriSuites-Overland Park,
    Kansas                           9,864       1,188          8,676         1994      5-31 Yrs.
AmeriSuites-Richmond, Virginia      12,665       1,415         11,250         1992      5-31 Yrs.
AmeriSuites-Tampa, Florida          11,956       1,236         10,720         1994      5-31 Yrs.
Hampton Inn-San Antonio, Texas      13,415       1,263         12,152         1995      5-31 Yrs.
Homewood Suites-Sharonville,
    Ohio                             9,065       1,014          8,051         1990      5-31 Yrs.
Residence Inn-Boise, Idaho           8,027         807          7,220         1986      5-31 Yrs.
Residence Inn-Portland, Oregon      24,479       2,136         22,343         1990      5-31 Yrs.
Hampton Inn & Suites-Memphis
    (Bartlett), Tennessee            7,716         908          6,808         1998      5-31 Yrs.
Residence Inn-Somers Point,
    New Jersey                       9,508       1,005          8,503         1998      5-31 Yrs.
AmeriSuites-Albuquerque, New
    Mexico                           9,626         887          8,739         1997      5-31 Yrs.
AmeriSuites-Baltimore,
    Maryland                        10,142       1,015          9,127         1996      5-31 Yrs.
AmeriSuites-Baton Rouge,
    Louisiana                       10,957       1,152          9,805         1997      5-31 Yrs.
AmeriSuites-Birmingham,
    Alabama                          7,756         750          7,006         1997      5-31 Yrs.
AmeriSuites-Las Vegas, Nevada       19,222       1,763         17,459         1998      5-31 Yrs.
AmeriSuites-Memphis
    (Wolfchase), Tennessee           8,508         846          7,662         1996      5-31 Yrs.
AmeriSuites-Miami (Kendall),
    Florida                         10,728         899          9,829         1996      5-31 Yrs.
AmeriSuites-Minneapolis,
    Minnesota                        9,671         916          8,755         1997      5-31 Yrs.
AmeriSuites-Nashville,
    Tennessee                       11,322       1,114         10,208         1997      5-31 Yrs.
Homewood Suites-Seattle,
    Washington                      22,667       2,065         20,602         1998      5-31 Yrs.
Homewood Suites-Chicago,
    Illinois                        32,790       2,411         30,379         1999      5-31 Yrs.
Homewood Suites-Orlando,
    Florida                         24,262       1,500         22,762         1999      5-31 Yrs.
Construction in Progress             3,490                      3,490                   5-31 Yrs.
Corporate Office--Memphis, TN          402         121            281                      7 Yrs.
                                  --------    --------       --------

                                  $906,996    $134,585       $772,411
                                  ========    ========       ========


(a) Reconciliation of Real Estate:
     Balance at December 31, 1998                        $858,607
       Additions during the period                         87,769
       Sales during the period                            (30,955)
                                                         --------
     Balance at December 31, 1999                         915,421
       Additions during the period                          9,791
       Sales during the period                            (18,216)
                                                         --------

     Balance at December 31, 2000                        $906,996
                                                         ========


(b) Reconciliation of Accumulated Depreciation:
      Balance At December 31, 1998                       $ 68,475
         Depreciation expense during the period            36,290
         Depreciation on sales during the period           (3,881)
                                                         --------
       Balance at December 31, 1999                       100,884
         Depreciation expense during the period            36,455
         Depreciation on sales during the period           (2,754)
                                                         --------

       Balance at December 31, 2000                      $134,585
                                                         ========

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended December 31, 2000 and through the date of this report, there has been no change in the Company's independent accountants, nor have any disagreements with such accountants or reportable events occurred.


                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference from the section entitled "The Election of Directors" in the Proxy Statement as to the Company's directors. See also Item 1 -- "Business- Executive Officers of the Company."



ITEM 11.      EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement.



ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference from the sections entitled "Ownership of Our Common Stock" and "The Election of Directors" in the Proxy Statement.



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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)    Financial Statements:
       --------------------

The following financial statements and financial statement schedules are located in this report on the pages indicated:

Equity Inns, Inc.                                                          Page
                                                                           ----
  Report of Independent Accountants                                         28
  Consolidated Balance Sheets at December 31, 2000 and 1999                 29
  Consolidated Statements of Operations for the years ended
    December 31, 2000, 1999 and 1998                                        30
  Consolidated Statements of Shareholders' Equity for the
    years ended December 31, 2000, 1999 and 1998                            31
  Consolidated Statements of Cash Flows for the years ended
    December 31, 2000, 1999 and 1998                                        34
  Notes to Consolidated Financial Statements                                35
  Schedule III - Real Estate and Accumulated Depreciation
    as of December 31, 2000                                                 47

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
              Equity Inns Partnership, L.P. (incorporated by reference to
              Exhibit 4.1 to the Company's Registration Statement on Form S-3
              (Registration No. 33-90364)

4.2(b) --     Third Amended and Restated Agreement of Limited Partnership of
              Equity Inns Partnership, L.P. (incorporated by reference to
              Exhibit 4.1 to the Company's Current Report on Form 8-K dated June
              24, 1997 (Registration No. 01-12073) filed with the Securities and
              Exchange Commission on July 10, 1997

4.2(c)  --    Amendment No. 1 to Third Amended and Restated Agreement of Limited
              Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form
              8-K (Registration No. 01-12073) filed with the Securities and
              Exchange Commission on June 24, 1998)

4.3(a), --    Indenture dated as of February 6, 1997 among EQI Financing
10.1(a)       Partnership I., L.P., as Issuer, LaSalle National Bank, as
              Trustee, and ABN AMBRO Bank N.V., as Fiscal Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Registration No. 01-12073) for the quarter ended March
              31, 1997 and filed with the Securities and Exchange Commission on April 30, 1997)

4.3(b), --    Agreement  regarding  indenture and mortgages dated as of January
10.2(b)       1, 2001 by and between LaSalle Bank National Association and EQI
              Financing Partnership I, L.P. (incorporated by reference to
              Exhibits 4.2 and 10.2 to the Company's Current Report on Form 8-K
              (Registration No. 01-12073) filed with the Securities and Exchange
              Commission on February 26, 2001)

10.2    --    Form  of  Lease   Agreement,   effective   as  of  January  1,
              2001(incorporated  by reference  to Exhibit 10.5 to the  Company's
              Current Report on Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on February 26, 2001

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
              Inns Partnership, L.P. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-3 (Registration
              No. 33-93158))

10.6(a) --    Loan Agreement, dated as of June 16, 1999, among EQI Financing
              Partnership II, L.P. and EQI/WV Financing Partnership, L.P., as
              Borrower Parties, and GMAC Commercial Mortgage Corporation, as
              Lender (incorporated by reference to Exhibit 10.2 to the Company's
              Current Report on Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on February 26, 2001)

10.6(b) --    Loan Affirmation and Modification Agreement dated as of December
              31, 2000 by and among EQI Financing Partnership II, L.P., EQI/WV
              Financing Partnership, L.P., ENN Leasing Company II, L.L.C.,
              Equity Inns Partnership, L.P., Equity Inns, Inc., Norwest Bank
              Minnesota, National Association, as trustee, and LaSalle Bank
              National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K
              (Registration No. 01-12073) filed with the Securities and Exchange
              Commission on February 26, 2001)

10.7*   --    Loan Agreement, dated as of October 20, 2000, between EQI
              Financing Partnership V, L.P., as Borrower, and GMAC Commercial
              Mortgage Corporation, as Lender

10.8*   --    Loan Agreement, dated as of November 7, 2000, between EQI
              Financing Partnership III, L.P., as Borrower, and General Electric
              Capital Corporation, as Lender

10.9*   --    Loan Agreement, dated as of November 7, 2000, between EQI
              Financing Partnership IV, L.P. and EQI/WV Financing Partnership
              II, L.P., as Borrowers, and General Electric Corporation, as
              Lender

10.10   --    Secured Revolving Credit Agreement dated as of October 26, 2000, by and among Equity Inns Partnership, L.P., Equity Inns/West
              Virginia Partnership, L.P. and Equity Inns Partnership II, L.P. as
              Borrower, Bank One, NA, Credit  Lyonnais New York Branch, Bank of
              America, N.A., National Bank of Commerce, AmSouth Bank and Union
              Planters Bank, National Association, as Lenders, Bone One, NA, as
              Administrative Agent, Banc One Capital Markets, Inc. as Co-Lead
              Arranger/Book Manager, Credit Lyonnais New York Branch as
              Syndication Agent and Co-Lead Arranger/Book Manager, and Bank of
              America N.A. as Documentation Agent (incorporated by reference to
              Exhibit 10.8 to the Company's Current Report on Form 8-K
              (Registration No. 01-12073) filed with the Securities and Exchange
              Commission on January 11, 2001)

10.11   --    Master Lease Termination Agreement dated as of September 7, 2000, by and among Equity Inns, Inc., Equity Inns Partnership, L.P.,
              Equity Inns/West Virginia Partnership, L.P., EQI Financing
              Partnership I, L.P., EQI Financing Partnership II, L.P., EQI/WV
              Financing Partnership, L.P., Equity Inns Partnership II, L.P.,
              E.I.P. Orlando, L.P., Crossroads/Memphis Partnership, L.P.,
              Crossroads/Memphis Financing Company, L.L.C., Crossroads/Memphis
              Financing Company II, L.L.C., Crossroads Future Company, L.L.C.,
              Crossroads Future Financing Company, L.L.C., Interstate Hotels,
              LLC and Crossroads Hospitality Company, L.L.C. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form
              8-K (Registration No. 01-12073) filed with the Securities and
              Exchange Commission on January 11, 2001)

10.12   --    Form of Management Agreement between certain subsidiaries of
              Equity Inns TRS Holdings, Inc., as lessees, and Promus Hotels,
              Inc., effective as of January 1, 2001 incorporated by reference to
              Exhibit 10.6 to the Company's Current Report on Form 8-K
              (Registration No. 01-12073) filed with the Securities and Exchange
              Commission on February 26, 2001)

10.13   --    Form of Management Agreement between certain subsidiaries of
              Equity Inns TRS Holdings, Inc. as lessees, and Crestline Hotels and Resorts, Inc., effective as of January 1, 2001 incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form
              8-K (Registration No. 01-12073) filed with the Securities and
              Exchange Commission on February 26, 2001)

10.14   --    Form of Management Agreement between certain subsidiaries of
              Equity Inns TRS Holdings, Inc as lessees, and Crossroads
              Hospitality Company, L.L.C., effective as of January 1, 2001 incorporated by reference to Exhibit 10.8 to the Company's Current
              Report on Form 8-K (Registration No. 01-12073) filed with the
              Securities and Exchange Commission on February 26, 2001)

10.15   --    Form of Deed of Trust dated as of February 6, 1997 by EQI
              Financing Partnership I, L.P. in favor of LaSalle National Bank, as Trustee (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (Registration No.
              01-12073) for the quarter ended March 31, 1997 and filed with the Securities and Exchange Commission on April 30, 1997)

10.16   --    Commercial Lease dated as of December 17, 1998 between 64 LTD, LLC and Equity Inns Services, Inc. (incorporated by reference to
              Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Registration No. 01-12073) filed with the Securities and Exchange Commission on March 23, 1999

10.17   --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Phillip H. McNeill, Sr.
              (incorporated by reference to Exhibit 10.33 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998
              (Registration No. 01-12073) filed with the Securities and Exchange
              Commission on March 23, 1999)

10.18   --    Change in Control and Termination Agreement between Equity Inn
              Services, Inc., Equity Inns, Inc. and Howard A. Silver
              (incorporated by reference to Exhibit 10.34 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998
              (Registration No. 01-12073) filed with the Securities and Exchange
              Commission on March 23, 1999)

10.19   --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Donald H. Dempsey
              (incorporated by reference to Exhibit 10.35 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998
              (Registration No. 01-12073) filed with the Securities and Exchange
              Commission on March 23, 1999)

10.20   --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Phillip H. McNeill, Jr.
              (incorporated by reference to Exhibit 10.36 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998
              (Registration No. 01-12073) filed with the Securities and Exchange
              Commission on March 23, 1999)

10.21   --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and J. Ronald Cooper
              (incorporated by reference to Exhibit 10.37 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998
              (Registration No. 01-12073) filed with the Securities and Exchange
              Commission on March 23, 1999)

10.22   --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Richard F. Mitchell
              (incorporated by reference to Exhibit 10.38 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998
              (Registration No. 01-12073) filed with the Securities and Exchange
              Commission on March 23, 1999)

10.23   --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Michael K. Goforth
              (incorporated by reference to Exhibit 10.26 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1999
              (Registration No. 01-12073) filed with the Securities and Exchange
              Commission on March 17, 2000)

10.24   --    Employment Agreement between Equity Inns Services, Inc., Equity
              Inns, Inc. and Donald H. Dempsey (incorporated by reference to
              Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Registration No. 01-12073) filed with the Securities and Exchange Commission on March 23, 1999)

10.25   --    Equity Inns, Inc. Executive Deferred Compensation Plan
              (incorporated by reference to Exhibit 10.27 to the Company Annual
              Report on From 10-K for the year ended December 31, 1999
              (Registration No. 01-12073) filed with the Securities and Exchange
              Commission on March 17, 2000)

21.1*   --    List of subsidiaries of Equity Inns, Inc.

23.1*   --    Consent of PricewaterhouseCoopers L.L.P.

--------------
*  Filed herewith.

(d)  Financial Statement Schedules

         The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K. See Item 14 (a).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 19th day of March, 2001.

                                                 EQUITY INNS, INC.



                                                 By:  /s/Phillip H. McNeill, Sr.
                                                      --------------------------
                                                      Phillip H. McNeill, Sr.
                                                      Chairman of the Board and
                                                      Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of March, 2001.


       Signature                        Title                         Date
       ---------                        -----                         ----

/s/ Phillip H. McNeill, Sr.    Chairman of the Board and          March 19, 2001
---------------------------    Chief Executive Officer
Phillip H. McNeill, Sr.        (Principal Executive Officer)
                               and Director

/s/ Howard A. Silver           President, Chief Operating         March 19, 2001
--------------------           Officer and Director
Howard A. Silver


/s/ Donald H. Dempsey          Executive Vice President,          March 19, 2001
---------------------          Secretary, Treasurer,
Donald H. Dempsey              Chief Financial Officer
                               (Principal Financial and
                               Accounting Officer) and
                               Director


/s/ William A. Deupree, Jr.    Director                           March 19, 2001
---------------------------
William A. Deupree, Jr.


/s/ Harry S. Hays              Director                           March 19, 2001
-----------------
Harry S. Hays


/s/ Joseph W. McLeary          Director                           March 19, 2001
---------------------
Joseph W. McLeary

/s/ Raymond E. Schultz         Director                           March 19, 2001
----------------------
Raymond E. Schultz

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
              Equity Inns Partnership, L.P. (incorporated by reference to
              Exhibit 4.1 to the Company's Registration Statement on Form S-3
              (Registration No. 33-90364)

4.2(b)  --    Third Amended and Restated Agreement of Limited Partnership of
              Equity Inns Partnership, L.P. (incorporated by reference to
              Exhibit 4.1 to the Company's Current Report on Form 8-K dated
              June 24, 1997 (Registration No. 01-12073) filed with the
              Securities and Exchange Commission on July 10, 1997

4.2(c)  --    Amendment No. 1 to Third Amended and Restated Agreement of Limited
              Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form
              8-K (Registration No. 01-12073) filed with the Securities and
              Exchange Commission on June 24, 1998)

4.3(a), --    Indenture dated as of February 6, 1997 among EQI Financing
10.1(a)       Partnership I, L.P., as Issuer, LaSalle National Bank, as Trustee,
              and ABN AMBRO Bank N.V., as Fiscal Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Registration No. 01-12073) for the quarter ended March
              31, 1997 and filed with the Securities and Exchange Commission on April 30, 1997)

4.3(b), --    Agreement  regarding  indenture and mortgages dated as of January
10.2(b)       1, 2001 by and between LaSalle Bank National Association and EQI
              Financing Partnership I, L.P. (incorporated by reference to
              Exhibits 4.2 and 10.2 to the Company's Current Report on Form 8-K
              (Registration No. 01-12073) filed with the Securities and Exchange
              Commission on February 26, 2001)

10.2    --    Form  of  Lease   Agreement,   effective   as  of  January  1,
              2001(incorporated  by reference  to Exhibit 10.5 to the  Company's
              Current Report on Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on February 26, 2001


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
              Inns Partnership, L.P. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-3 (Registration
              No. 33-93158))

10.6(a) --    Loan Agreement, dated as of June 16, 1999, among EQI Financing
              Partnership II, L.P. and EQI/WV Financing Partnership, L.P., as
              Borrower Parties, and GMAC Commercial Mortgage Corporation, as
              Lender (incorporated by reference to Exhibit 10.2 to the Company's
              Current Report on Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on February 26, 2001)

10.6(b) --    Loan Affirmation and Modification Agreement dated as of December
              31, 2000 by and among EQI Financing Partnership II, L.P., EQI/WV
              Financing Partnership, L.P., ENN Leasing Company II, L.L.C.,
              Equity Inns Partnership, L.P., Equity Inns, Inc., Norwest Bank
              Minnesota, National Association, as trustee, and LaSalle Bank
              National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K
              (Registration No. 01-12073) filed with the Securities and Exchange Commission on February 26, 2001)

10.7*   --    Loan Agreement, dated as of October 20, 2000, between EQI
              Financing Partnership V, L.P., as Borrower, and GMAC Commercial
              Mortgage Corporation, as Lender

10.8*   --    Loan Agreement, dated as of November 7, 2000, between EQI
              Financing Partnership III, L.P., as Borrower, and General Electric
              Capital Corporation, as Lender

10.9*   --    Loan Agreement, dated as of November 7, 2000, between EQI
              Financing Partnership IV, L.P. and EQI/WV Financing Partnership
              II, L.P., as Borrowers, and General Electric Corporation, as
              Lender

10.10   --    Secured Revolving Credit Agreement dated as of October 26, 2000, by and among Equity Inns Partnership, L.P., Equity Inns/West
              Virginia Partnership, L.P. and Equity Inns Partnership II, L.P. as
              Borrower, Bank One, NA, Credit  Lyonnais New York Branch, Bank of
              America, N.A., National Bank of Commerce, AmSouth Bank and Union
              Planters Bank, National Association, as Lenders, Bone One, NA, as
              Administrative Agent, Banc One Capital Markets, Inc. as Co-Lead
              Arranger/Book Manager, Credit Lyonnais New York Branch as
              Syndication Agent and Co-Lead Arranger/Book Manager, and Bank of
              America N.A. as Documentation Agent (incorporated by reference to
              Exhibit 10.8 to the Company's Current Report on Form 8-K
              (Registration No. 01-12073) filed with the Securities and Exchange
              Commission on January 11, 2001)

10.11   --    Master Lease Termination Agreement dated as of September 7, 2000, by and among Equity Inns, Inc., Equity Inns Partnership, L.P.,
              Equity Inns/West Virginia Partnership, L.P., EQI Financing
              Partnership I, L.P., EQI Financing Partnership II, L.P., EQI/WV
              Financing Partnership, L.P., Equity Inns Partnership II, L.P.,
              E.I.P. Orlando, L.P., Crossroads/Memphis Partnership, L.P.,
              Crossroads/Memphis Financing Company, L.L.C., Crossroads/Memphis
              Financing Company II, L.L.C., Crossroads Future Company, L.L.C.,
              Crossroads Future Financing Company, L.L.C., Interstate Hotels,
              LLC and Crossroads Hospitality Company, L.L.C. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form
              8-K (Registration No. 01-12073) filed with the Securities and
              Exchange Commission on January 11, 2001)

10.12   --    Form of Management Agreement between certain subsidiaries of
              Equity Inns TRS Holdings, Inc., as lessees, and Promus Hotels,
              Inc., effective as of January 1, 2001 incorporated by reference to
              Exhibit 10.6 to the Company's Current Report on Form 8-K
              (Registration No. 01-12073) filed with the Securities and Exchange
              Commission on February 26, 2001)

10.13   --    Form of Management Agreement between certain subsidiaries of
              Equity Inns TRS Holdings, Inc. as lessees, and Crestline Hotels and Resorts, Inc., effective as of January 1, 2001 incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form
              8-K (Registration No. 01-12073) filed with the Securities and
              Exchange Commission on February 26, 2001)

10.14   --    Form of Management Agreement between certain subsidiaries of
              Equity Inns TRS Holdings, Inc as lessees, and Crossroads
              Hospitality Company, L.L.C., effective as of January 1, 2001 incorporated by reference to Exhibit 10.8 to the Company's Current
              Report on Form 8-K (Registration No. 01-12073) filed with the
              Securities and Exchange Commission on February 26, 2001)

10.15   --    Form of Deed of Trust dated as of February 6, 1997 by EQI
              Financing Partnership I, L.P. in favor of LaSalle National Bank, as Trustee (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (Registration No.

              01-12073) for the quarter ended March 31, 1997 and filed with the Securities and Exchange Commission on April 30, 1997)

10.16   --    Commercial Lease dated as of December 17, 1998 between 64 LTD, LLC and Equity Inns Services, Inc. (incorporated by reference to
              Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Registration No. 01-12073) filed with the Securities and Exchange Commission on March 23, 1999

10.17   --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Phillip H. McNeill, Sr.
              (incorporated by reference to Exhibit 10.33 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998
              (Registration No. 01-12073) filed with the Securities and Exchange
              Commission on March 23, 1999)

10.18   --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Howard A. Silver
              (incorporated by reference to Exhibit 10.34 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998
              (Registration No. 01-12073) filed with the Securities and Exchange
              Commission on March 23, 1999)

10.19   --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Donald H. Dempsey
              (incorporated by reference to Exhibit 10.35 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998
              (Registration No. 01-12073) filed with the Securities and Exchange
              Commission on March 23, 1999)

10.20   --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Phillip H. McNeill, Jr.
              (incorporated by reference to Exhibit 10.36 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998
              (Registration No. 01-12073) filed with the Securities and Exchange
              Commission on March 23, 1999)

10.21   --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and J. Ronald Cooper
              (incorporated by reference to Exhibit 10.37 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998
              (Registration No. 01-12073) filed with the Securities and Exchange
              Commission on March 23, 1999)

10.22   --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Richard F. Mitchell
              (incorporated by reference to Exhibit 10.38 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998
              (Registration No. 01-12073) filed with the Securities and Exchange
              Commission on March 23, 1999)

10.23   --    Change in Control and Termination Agreement between Equity Inn
              Services, Inc., Equity Inns, Inc. and Michael K. Goforth
              (incorporated by reference to Exhibit 10.26 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1999
              (Registration No. 01-12073) filed with the Securities and Exchange
              Commission on March 17, 2000)

10.24   --    Employment Agreement between Equity Inns Services, Inc., Equity
              Inns, Inc. and Donald H. Dempsey (incorporated by reference to
              Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Registration No. 01-12073) filed with the Securities and Exchange Commission on March 23, 1999)

10.25   --    Equity Inns, Inc. Executive Deferred Compensation Plan
              (incorporated by reference to Exhibit 10.27 to the Company Annual
              Report on From 10-K for the year ended December 31, 1999
              (Registration No. 01-12073) filed with the Securities and Exchange
              Commission on March 17, 2000)

21.1*   --    List of subsidiaries of Equity Inns, Inc.

23.1*   --    Consent of PricewaterhouseCoopers L.L.P.

--------------
*  Filed herewith.