Form 10-Q
period 2001-03-31
EQUITY INNS INC
filed 2001-05-14
CIK 916530

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                      ----
              X Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


 For The Quarterly Period Ended March 31, 2001 Commission File Number 01-12073


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

         The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on May 8, 2001 was 36,831,389.


                                     1 of 23

                                EQUITY INNS, INC.

                                      INDEX


                                                                            PAGE

PART I.           Financial Information

   Item 1.  Financial Statements


          Condensed Consolidated Balance Sheets - March 31, 2001
            (unaudited) and December 31, 2000                                  3

          Condensed Consolidated Statements of Operations (unaudited) -
            For the three months ended March 31, 2001 and 2000                 4

          Condensed Consolidated Statements of Cash Flows (unaudited) -
            For the three months ended March 31, 2001 and 2000                 5

          Notes to Condensed Consolidated Financial Statements                 7


   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             14

   Item 3.    Quantitative and Qualitative Disclosures About Market
              Risk                                                            21


PART II.      Other Information


   Item 6.    Exhibits and Reports on Form 8-K                                22

PART I.  Financial Information
   Item 1.  Financial Statements

                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           March 31,      December 31,
                                                             2001             2000
                                                         ------------     ------------
                                                         (unaudited)
ASSETS
Investment in hotel properties, net                      $765,260,288     $772,411,021
Cash and cash equivalents                                   5,879,386          793,127
Accounts receivable                                         4,396,172
Due from Lessees                                            1,349,261        5,594,802
Notes receivable                                            3,513,840        3,407,889
Deferred expenses, net                                     12,248,536       12,842,499
Deferred tax asset                                          1,390,000
Deposits and other assets                                   7,453,897        6,693,339
                                                         ------------     ------------

       Total assets                                      $801,491,380     $801,742,677
                                                         ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                                     $379,681,153     $383,402,951
Accounts payable and accrued expenses                      25,130,648       12,219,621
Distributions payable                                      10,597,429       10,578,824
Deferred lease revenue                                      1,349,261        1,385,526
Interest rate swap                                          1,981,660
Minority interest in Partnership                           10,021,020       10,369,635
                                                         ------------     ------------

       Total liabilities                                  428,761,171      417,956,557
                                                         ------------     ------------

Commitments and contingencies

Shareholders' equity:

Preferred Stock, $.01 par value, 10,000,000 shares
  authorized, 2,750,000 shares issued and outstanding      68,750,000       68,750,000
Common Stock, $.01 par value, 50,000,000
  shares authorized, 37,577,077 and 37,498,659
  shares issued and outstanding, respectively                 375,771          374,987
Additional paid-in capital                                418,251,682      417,756,731
Treasury stock, at cost, 747,600 shares                    (5,173,110)      (5,173,110)
Unearned directors' and officers' compensation             (1,826,596)      (1,854,249)
Predecessor basis assumed                                  (1,263,887)      (1,263,887)
Distributions in excess of net earnings                  (104,401,991)     (94,804,352)
Accumulated other comprehensive income:
  Unrealized loss on interest rate swap                    (1,981,660)
                                                         ------------     ------------

       Total shareholders' equity                         372,730,209      383,786,120
                                                         ------------     ------------

Total liabilities and shareholders' equity               $801,491,380     $801,742,677
                                                         ============     ============


                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     For the Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                         2001           2000
                                                     -----------     -----------
Revenue
   Hotel revenues                                    $47,472,861
   Percentage lease revenues                           6,420,494     $19,995,634
   Loss on sale of hotel properties                                     (368,507)
   Other income                                          672,604         336,618
                                                     -----------     -----------
       Total revenue                                  54,565,959      19,963,745
                                                     -----------     -----------

Expenses
   Hotel operating expenses                           30,373,402
   Real estate and personal property taxes             3,743,251       4,138,587
   Depreciation and amortization                      10,011,102       9,929,377
   Amortization of loan costs                            468,547         375,211
   Interest                                            7,958,830       7,988,441
   General and administrative (including $243,338
       of stock based or non-cash compensation)        1,822,552       1,762,915
   Lease expense                                         348,559         532,511
                                                     -----------     -----------
       Total expenses                                 54,726,243      24,727,042
                                                     -----------     -----------

Loss before minority interest and
   income taxes                                         (160,284)     (4,763,297)

Minority interest                                        (12,827)       (216,434)
                                                     -----------     -----------

Loss before income taxes                                (147,457)     (4,546,863)

Income tax benefit                                     1,390,000
                                                     -----------     -----------

Net income (loss)                                      1,242,543      (4,546,863)

Preferred stock dividends                              1,632,813       1,632,813
                                                     -----------     -----------

Net loss applicable to common
   shareholders                                      $  (390,270)    $(6,179,676)
                                                     ===========     ===========

Net loss per common share - basic
   and diluted                                       $      (.01)    $      (.17)
                                                     ===========     ===========

Weighted average number of common shares
   and units outstanding - diluted                    38,024,722      37,968,264
                                                     ===========     ===========






                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                        ---------------------------
                                                                           2001            2000
                                                                        -----------     -----------
Cash flows from operating activities:
  Net income (loss)                                                     $ 1,242,543     $(4,546,863)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Loss on sale of hotel properties                                                      368,507
      Depreciation and amortization                                      10,011,102       9,929,377
      Amortization of loan costs                                            468,547         375,211
      Amortization of unearned directors' and officers' compensation        224,619         237,527
      Directors' stock-based compensation                                    18,719          19,985
      Income tax benefit                                                 (1,390,000)
     Minority interest                                                      (12,827)       (216,434)
      Changes in assets and liabilities:
        Accounts receivable                                              (4,396,172)
        Due from Lessees                                                  4,245,541      (1,860,043)
        Notes receivable                                                   (105,951)        (94,412)
        Deposits and other assets                                          (760,558)       (275,832)
        Accounts payable and accrued expenses                            13,156,807         356,663
        Deferred lease revenue                                              (36,265)      6,750,412
                                                                        -----------     -----------
            Net cash provided by operating activities                    22,666,105      11,044,098
                                                                        -----------     -----------

Cash flows from investing activities:
  Improvements and additions to hotel properties                         (3,624,195)     (5,054,820)
  Cash paid for franchise applications                                                      (50,000)
  Proceeds from sale of hotel properties                                    851,000       9,620,384
                                                                        -----------     -----------
            Net cash provided by ( used in) investing activities         (2,773,195)      4,515,564
                                                                        -----------     -----------

Cash flows from financing activities:
  Purchase of Treasury stock                                                             (1,290,343)
  Distributions paid                                                    (11,123,095)    (13,472,735)
  Cash paid for loan costs                                                 (193,156)        (10,458)
  Refund of loan costs                                                      231,398
  Proceeds from borrowings                                               12,606,711       7,000,000
  Payments on debt                                                      (16,328,509)     (7,844,066)
                                                                        -----------     -----------
            Net cash used in financing activities                       (14,806,651)    (15,617,602)
                                                                        -----------     -----------

Net increase (decrease) in cash and cash equivalents                      5,086,259         (57,940)
Cash and cash equivalents at beginning  of period                           793,127         361,142
                                                                        -----------     -----------

Cash and cash equivalents at end of period                              $ 5,879,386     $   303,202
                                                                        ===========     ===========

















                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

Supplemental disclosure of noncash investing and financing activities:
During January 2001, the Company issued to certain officers, 39,722 shares of common stock at $6.19 per share under the 1994 Stock Incentive Plan in lieu of cash as a performance bonus; and 31,820 shares of restricted common stock, valued at $6.19 per share, with restriction periods tied to employment ranging from three to five years.

During March 2001, 4,000 units of limited partnership interest in the partnership ("Units") were exchanged for shares of common stock by certain limited partners.

During the quarter ended March 31, 2001, the Company issued 2,420 shares of common stock at $6.19 per share and 456 shares of common stock at $8.20 per share to its independent directors in lieu of cash as compensation.

At March 31, 2001, $9,508,887 in distributions to shareholders and limited partners had been declared but not paid. The distributions were paid on May 1, 2001. At December 31, 2000, $9,490,283 in distributions to shareholders and limited partners had been declared but not paid.

During January 2000, the Company issued to certain officers 38,669 shares of common stock at $6.88 per share under the 1994 Stock Incentive Plan in lieu of cash as a performance bonus, and 71,450 shares of restricted common stock, valued at $6.75 per share, with restriction periods tied to employment ranging from three to five years.

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

                                EQUITY INNS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                          ----------------------------



1.     Organization and Basis of Presentation

       Equity Inns, Inc. (the "Company") was incorporated on November 24, 1993. The Company is a self-administered real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at March 31, 2001 owned an approximate 96.8% interest in the Partnership. The Company was formed to acquire equity interests in hotel properties and at March 31, 2001 owned, through the Partnership or its affiliates, 96 hotel properties with a total of 12,284 rooms in 34 states.

       At March 31, 2001, the Partnership and its affiliates, under operating leases providing for the payment of percentage rent (the "Percentage Leases"), leased 19 of the Company's hotels to wholly-owned subsidiaries of Prime Hospitality Corporation (collectively, the "Prime Lessee"). All payments due under these Percentage Leases are guaranteed by Prime Hospitality Corporation. The remaining 77 hotels are leased to taxable REIT subsidiaries of the Company (the "TRS Lessees"). The terms of the Percentage Leases with the TRS Lessees are substantially identical to the Percentage Leases terminated on January 1, 2001 between the Company and its former lessees of these hotels, subsidiaries of Interstate Hotels Corporation. As a result of the termination of the Percentage Leases with subsidiaries of Interstate Hotels Corporation, the Company has recognized approximately $1.4 million of deferred lease revenue.

       On January 1, 2001, the TRS Lessees entered into management agreements with Promus Hotels, Inc. ("Promus") (as to 20 hotels), Crestline Hotels & Resorts, Inc. ("Crestline") (as to two hotels) and Crossroads Hospitality Company, L.L.C. (as to 55 hotels) to manage the daily operation of the hotels. The Prime Lessee and the TRS Lessees are referred to herein collectively as the "Lessees," and individually as a "Lessee." The Lessees lease hotels owned by the Partnership and its affiliates pursuant to the Percentage Leases, which provide for rent payments equal to the greater of (i) a fixed base rent ("Base Rent") or (ii) percentage rent based on the revenues of the hotel ("Percentage Rent"). The rents generated by the Percentage Leases with the TRS Lessees are eliminated in consolidation, while the actual operating results of the Company's hotels leased by the TRS Lessees are included in the Company's financial statements.

       These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


2.     Summary of Significant Accounting Policies

       Derivative Financial Instruments

       From time to time, as part of its risk management strategy, the Company uses derivative financial instruments, principally interest rate swaps, to hedge exposures to interest rate risk on debt obligations. The interest rate swap contracts historically entered into by the Company result in a fixed rate of interest on portions of the Company's variable rate borrowings. Accordingly, these contracts are considered to be a hedge against changes in the amount of future cash flows associated with interest payments on the Company's variable-rate debt obligations. The Company does not utilize derivative financial instruments for other than hedging purposes.

       Effective January 1, 2001, commensurate with the formation of the taxable REIT subsidiaries, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in other comprehensive income or in current earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

       Income Taxes

       Effective January 1, 2001, commensurate with the formation of the taxable REIT subsidiaries, the Company implemented Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", for purposes of recording income taxes with respect to its wholly-owned TRS Lessees. The provision for income taxes includes deferred income taxes which arise from temporary differences between the tax basis of the TRS Lessees' assets and liabilities and their reported amounts in the financial statements. Deferred taxes are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Management establishes a valuation allowance when it believes it is necessary to reduce the deferred tax asset to an amount that will more likely than not be realized.

       Segment Reporting

       The Company identifies its operating segments based on business activities and management responsibility. The Company operates in a single business segment of providing asset management to hotel properties it owns in the United States.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


2.     Summary of Significant Accounting Policies, Continued

       Reclassifications

       Certain reclassifications of the prior year amounts have been made to conform with the interim period presentation.

3.     Net Income Per Common Share

       Statement of Financial Accounting Standards No. 128, "Earnings Per Share" requires the presentation of basic and diluted earnings per share, replacing primary and fully diluted earnings per share previously required.

       A reconciliation of the numerator and denominator used in the basic earnings per share computation to the numerator and denominator used in the diluted earnings per share computation is presented below for the three months ended March 31, 2001 and 2000.


                                                    For the Three Months Ended March 31,
                                             2001                                         2000
                          -----------------------------------------    -----------------------------------------
                            Income          Shares        Per Share      Income          Shares        Per Share
                          (Numerator)    (Denominator)      Amount     (Numerator)    (Denominator)      Amount
                          -----------    -------------    ---------    -----------    -------------    ---------

Net loss - basic           $(390,270)      36,814,167      $(.01)      $(6,179,676)     36,683,413      $(.17)
Dilutive effect of
   potential conversion
   or partnership units
   and elimination of
   minority interest         (12,827)       1,209,982                     (216,434)      1,284,851
Dilutive effect of stock
   options outstanding
   using the treasury
   stock method                                   573
                           -----------    -----------      -----       -----------      ----------      -----

Net loss-diluted           $(403,097)      38,024,722      $(.01)      $(6,396,110)     37,968,264      $(.17)
                           ===========    ===========      =====       ===========      ==========      =====

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


4.     Debt

       The following details the Company's debt outstanding at March 31, 2001:

                                                            Interest
                                                              Rate             Maturity
                                                        -----------------      --------
       Commercial Mortgage Bonds
          Class A                    $ 11,658,071       6.83%       Fixed      Nov 2006
          Class B                      50,600,000       7.37%       Fixed      Dec 2015
          Class C                      10,000,000       7.58%       Fixed      Feb 2017
                                     ------------
                                       72,258,071

       Line of Credit                  94,000,000      LIBOR plus   Variable   Nov 2003
                                                       Percentage

       Mortgage                        95,011,484       8.37%       Fixed      July 2009
       Mortgage                        69,428,786       8.25%       Fixed      Nov 2010
       Mortgage                        35,853,316       8.25%       Fixed      Nov 2010
       Mortgage                         3,110,122       8.50%       Fixed      Nov 2005
       Mortgage                         6,019,041      10.00%       Fixed      Sept 2005
       Mortgage                         4,000,333       8.57%       Fixed      Nov 2016
                                     ------------

                                     $379,681,153
                                     ============


       The Company's $125 million secured line of credit (the "Line of Credit") bears interest at a variable rate of LIBOR plus 1.5%, 1.75%, 2.0%, 2.25%, 2.5% or 2.75% as determined by the Company's percentage of total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the loan agreement (the "Percentage"). The Percentage is reviewed quarterly and the interest rate is adjusted as necessary. At March 31, 2001, the interest rate on the Line of Credit was LIBOR (5.08% at March 31, 2001) plus 2.25%. Fees ranging from .25% to .55%, as determined by the Company's ratio of total indebtedness to EBITDA, are paid quarterly on the unused portion of the Line of Credit.

5.     Interest Rate Swap Contract

       Effective January 16, 2001, the Company entered into an interest rate swap agreement with a financial institution on a notional principal amount of $50 million. The agreement effectively fixes the interest rate on the first $50 million of floating rate debt outstanding under the Company's Line of Credit at a rate of 6.4275% plus the Percentage. The change in the fair value of this contract from inception to March 31, 2001, has been reported in other comprehensive income.

6.     Comprehensive Income

       SFAS No. 130, "Reporting Comprehensive Income", requires the disclosure of the components included in comprehensive income (loss). For the three months ended March 31, 2001, the Company's comprehensive loss was $739,117, comprised of net income of $1,242,543, and an unrealized loss on its interest rate swap of $1,981,660.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


7.     Income Taxes

       The Company's income tax provision related to its TRS Lessee subsidiaries consists of the following:

                  Deferred:
                     Federal                 $(1,170,000)
                     State                      (220,000)
                                             -----------
                                              (1,390,000)

                  Total                      $(1,390,000)
                                             ===========

       The Company believes that the TRS Lessees will generate sufficient future taxable income to realize this deferred tax asset in full. Accordingly, no valuation allowance has been recorded at March 31, 2001.

       The difference between the TRS Lessees' effective income tax rate and the statutory U.S. Federal income tax rate is as follows:

                  Statutory U.S. Federal Rate                 34.0%
                  State income taxes                           4.0
                                                              ----

                  Effective tax rate                          38.0%
                                                              ====

       The components of the TRS Lessees' net deferred tax asset are as follows:

                  Net operating loss carryforward       $1,390,000
                  Valuation allowance                            0
                                                        ----------

                  Net deferred tax asset                $1,390,000
                                                        ==========


8.     Pro Forma Information (Unaudited)

       Effective January 1, 2001, the Company terminated its 75 Percentage Leases with Interstate Hotels Corporation and simultaneously entered into new percentage lease contracts with the TRS Lessees. As required by tax rules enacted under the REIT Modernization Act, the TRS Lessees then entered into management agreements with third parties to manage these hotels. The Company also leased two hotels to the TRS Lessees under Percentage Leases that were previously not leased to any entity. For financial reporting purposes, the TRS Lessees are consolidated with the Company, resulting in the actual hotel operating results being reflected in the Company's consolidated financial statements. Due to the impact of terminating the prior Percentage Leases with subsidiaries of Interstate Hotels Corporation, historical results of

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


8.     Pro Forma Information (Unaudited), Continued

       operations may not be indicative of future results of operations and earnings per share. The following unaudited pro forma condensed consolidated statements of operations for the three months ended March 31, 2000, are presented as if the termination of the 75 Percentage Leases with Interstate Hotels Corporation and the subsequent leasing of 77 hotels to the TRS Lessees had occurred on January 1, 2000. The pro forma condensed consolidated statement of operations does not purport to present what actual results of operations would have been if the termination of the Percentage Leases with Interstate Hotels Corporation and resulting actions had occurred on such date or to project results for any future period.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


8.     Pro Forma Information (Unaudited), Continued

                 Condensed Consolidated Statements of Operations

                                               For the Three Months Ended
                                                       March 31,
                                              ---------------------------
                                                Actual         Pro Forma
                                                 2001            2000
                                              -----------     -----------
Revenue
   Hotel revenues                             $47,472,861     $45,246,376
   Percentage lease revenue                     6,420,494       4,776,054
   Other income                                   672,604         283,329
                                              -----------     -----------
        Total revenue                          54,565,959      50,305,759

Expenses
   Hotel operating expenses                    29,289,662      25,898,562
   Management fees                              1,083,740       1,040,667
   Real estate and personal property taxes      3,743,251       4,086,768
   Depreciation and amortization               10,011,102       9,791,513
   Amortization of loan costs                     468,547         375,211
   Interest                                     7,958,830       7,817,441
   General and administration                   1,822,552       1,762,915
   Lease expense                                  348,559         529,555
                                              -----------     -----------
        Total expenses                         54,726,243      51,302,632
                                              -----------     -----------

Loss before minority interest                    (160,284)       (996,873)

Minority interest                                 (12,827)        (60,660)
                                              -----------     -----------

Loss before income taxes                         (147,457)       (936,213)

Benefit for income taxes                       (1,390,000)       (835,000)
                                              -----------     -----------

Net income (loss)                               1,242,543        (101,213)

Preferred stock dividends                       1,632,813       1,632,813
                                              -----------     -----------

Net loss applicable to common
   shareholders                               $  (390,270)    $(1,734,026)
                                              ===========     ===========

Net loss per common share                     $      (.01)    $      (.05)
                                              ===========     ===========

Weighted average number of common
   shares and units outstanding - diluted      38,024,722      37,968,264
                                              ===========     ===========

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations


                                   BACKGROUND

The Company commenced operations on March 1, 1994 upon completion of its initial public offering (the "IPO") and the simultaneous acquisition of eight Hampton Inn hotels with 995 rooms. The following chart summarizes information regarding the Company's hotels at March 31, 2001:


                                            Number of               Number of
    Franchise Affiliation                Hotel Properties         Rooms/Suites
    ---------------------                ----------------         ------------
    Premium Limited Service Hotels:
         Hampton Inn                            48                   6,030
         Hampton Inn & Suites                    1                     125
         Holiday Inn Express                     1                     101
         Comfort Inn                             2                     245
                                                --                  ------
              Sub-total                         52                   6,501
                                                --                  ------

    All-Suite Hotels:
         AmeriSuites                            19                   2,403

    Premium Extended Stay Hotels:
         Residence Inn                          11                   1,351
         Homewood Suites                         9                   1,295
                                                --                  ------
              Sub-total                         20                   2,646
                                                --                  ------

    Full Service Hotels:
         Holiday Inn                             4                     557
         Comfort Inn                             1                     177
                                                --                  -----
              Sub-total                          5                     734
                                                --                  ------

                     Total                      96                  12,284
                                                ==                  ======

The Partnership and its affiliates lease 19 of the Company's hotels to wholly-owned subsidiaries of Prime Hospitality Corporation (the "Prime Lessee"), pursuant to Percentage Leases. The 77 remaining hotels are leased to wholly-owned taxable REIT subsidiaries of the Company (the "TRS Lessees"). The rents generated by the Percentage Leases with the TRS Lessees are eliminated in consolidation, while the actual operating results of the Company's hotels leased by the TRS Lessees are included in the Company's financial statements. The Partnership's, and therefore the Company's, principal source of revenue is a combination of lease payments from the hotels leased by the Prime Lessee and net operating income from the 77 hotels leased by the TRS Lessees. The Prime Lessee and the TRS Lessees are collectively referred to as the "Lessees."

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 and 2000

Effective January 1, 2001, the Company leased 77 hotels to the TRS Lessees. The rents generated by the Percentage Leases with the TRS Lessees have been eliminated in consolidation, while the actual operating results of the 77 hotels leased to the TRS Lessees have been included in the Company's financial statements.

The following tables separately set forth a comparison of both the Company's hotels leased to the Prime Lessee and the hotels leased to the TRS Lessees.

         Recap of Operating Results of 19 Hotels Leased to Prime Lessee


                                                2001          2000
                                             ----------     ----------
Percentage rents collected or due
    from Prime Lessee                        $6,384,229     $6,242,674
Less:
    Deferred lease revenue                   (1,349,261)    (1,466,620)
                                             ----------     ----------

Recognized Percentage Lease revenue
    from Prime Lessee                         5,034,968      4,776,054

Recognition of deferred lease revenue
    from termination of Interstate Hotels
    Corporation leases                        1,385,526
                                             ----------     ----------

Percentage Lease Revenue                     $6,420,494     $4,776,054
                                             ==========     ==========

         Recap of Operating Results of 77 Hotels Leased to TRS Lessees


                                                             Pro Forma
                                                 2001          2000
                                             -----------    -----------
Hotel revenues                               $47,472,861    $45,246,376
Hotel operating expenses, including
    management fees                          (30,373,402)   (26,939,229)
                                             -----------    -----------

Net operating income from
    TRS Lessees                              $17,099,459    $18,307,147
                                             ===========    ===========

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


                        RESULTS OF OPERATIONS, Continued

The increase in lease revenue from the hotels leased to the Prime Lessee is due primarily to an increase in base rent over the comparable period in 2000, due to the inflation factor built into each lease. The increase in hotel revenues from the hotels leased to the TRS Lessees is due to a 7.0% increase in revenue per available room ("REVPAR"). On a same store and comparable basis, REVPAR for hotels owned by the Company throughout both periods increased by 5.4% from $49.01 to $51.66.

Hotel operating expenses, on a pro forma basis, increased $3,434,173 due to increased hotel revenues and to significant increases in sales and marketing expenses, directed at improving the performance of the hotels.

Real estate and personal property taxes decreased over the comparable period in 2000 due to (1) successful settlement of several appeals on 1999 and 2000 taxes, resulting in significant refunds of taxes paid in prior years and (2) the sale of three hotels since the first quarter of 2000.

Depreciation and amortization increased over the comparable period in 2000 due primarily to capitalized renovation costs at certain hotels.

General and administrative expenses increased slightly over the comparable period in 2000 due primarily to increases in wages and salaries.

The income tax benefit in 2001 was generated by the net operating loss created by the TRS Lessees' operations during the quarter.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash to meet its cash requirements, including distributions to its shareholders, is its cash distributions from the Partnership. The Partnership's, and therefore the Company's, principal source of revenue is a combination of lease payments from the hotels leased by the Prime Lessee and net operating income from the 77 hotels leased by the TRS Lessees. The Company's liquidity, including its ability to make distributions to shareholders, is dependent upon the Prime Lessees ability to make payments under the Percentage Leases and the cash flow from the 77 hotels leased by the TRS Lessees.

Cash and cash equivalents as of March 31, 2001 were $2,150,430, compared to $793,127 at December 31, 2000. Additionally, all of the March 31, 2001 receivables due from the Prime Lessee were received prior to the filing of this Quarterly Report on Form 10-Q. Net cash provided by operating activities for the three months ended March 31, 2001 was $22,666,105.

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

At March 31, 2001, the Company had outstanding debt of approximately $379.7 million, including $94 million under its Line of Credit, leaving approximately $18.6 million available under the Line of Credit, after consideration of outstanding letters of credit. The Company's consolidated indebtedness was 41.7% of its investments in hotels, at cost, at March 31, 2001.

Effective January 16, 2001, the Company entered into an interest rate swap agreement with a financial institution on a notional principal amount of $50 million. The agreement effectively fixes the interest rate on the first $50 million of floating rate debt at a rate of 6.4275%, plus the Percentage. The swap agreement will expire in November 2003.

During the three months ended March 31, 2001, the Company invested approximately $3.6 million to fund capital improvements to its hotels, including replacement of carpets, drapes, renovation of common areas and improvement of hotel exteriors. In addition, the Company has committed to fund approximately $13.9 million during the remainder of 2001 for capital improvements. The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowings under its line of credit. Under certain of its loan covenants, the Partnership is obligated to fund 4% of room revenues per quarter on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the Hotels. For the three months ended March 31, 2001 and 2000, the amounts expended exceeded the amounts required under the loan covenants.

During the three months ended March 31, 2001, the Partnership declared distributions in the aggregate of $9,508,887 to its partners, including the Trust, of $.25 per unit of limited partnership interest ("Unit"), and the Company declared distributions in the aggregate of $9,207,369, or $.25 per share to its shareholders, with such distributions being paid on May 1, 2001.

The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowing under its line of credit. The Company believes that its net cash provided by operations will be adequate to fund both operating requirements and payment of dividends to preferred and common shareholders that are necessary to maintain the Company's REIT status based on current IRS requirements.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


                        RESULTS OF OPERATIONS, Continued


The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowing, proceeds from the sale of certain of its hotel properties, the issuance of additional equity securities of the Company, or, in connection with acquisitions of hotel properties, issuance of Units in the Partnership. Pursuant to the Partnership Agreement for the Partnership, holders of Units have the right to require the Partnership to redeem their Units. During the three months ended March 31, 2001, 4,000 Units were tendered for redemption. Pursuant to the Partnership Agreement, the Company has the option to redeem Units tendered for redemption on a one-for-one basis for shares of Common Stock or for an equivalent amount of cash. The Company anticipates that it will acquire any Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock and has agreed to register such shares so as to be freely tradeable by the recipient.

Funds From Operations

Funds From Operations ("FFO") (as defined below) were $10,870,092 for the three months ended March 31, 2001, compared to $10,593,885 for the three months ended March 31, 2000. The increase is due primarily to (1) the income tax benefit attributable to the losses incurred by the TRS Lessees, which are included in the Company's consolidated financial statements and (2) the recognition of approximately $1.4 million of deferred lease revenue from the termination of Interstate Hotels Corporation leases, offset by (3) increased hotel operating expenses relating to sales and marketing efforts. The Company considers FFO to be a key measure of a REIT's performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity.

Industry analysts generally consider FFO to be an appropriate measure of the performance of an equity REIT. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation, and certain amortization. For the periods presented, deferred lease revenue, losses from sales of property, depreciation and minority interest were the only adjustments to net income for the determination of FFO. The Company's computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently from the Company. FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments with respect to indebtedness on the hotels.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


                        RESULTS OF OPERATIONS, Continued


The following is a reconciliation of net income (loss) to FFO:

                                                         Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                        2001           2000
                                                    -----------     -----------
Net income (loss)                                   $ 1,242,543     $(4,546,863)
Less:
    Preferred stock dividends                        (1,632,813)     (1,632,813)
Add:
    Minority interest                                   (12,827)       (216,434)
    Depreciation of buildings, furniture
         and equipment                                9,923,928       9,871,076
    Deferred lease revenue                            1,349,261       6,750,412
    Loss on sale of hotel properties                    368,507
                                                    -----------     -----------

Funds From Operations                               $10,870,092     $10,593,885
                                                    ===========     ===========

Weighted average number of outstanding shares of
    Common Stock and Units of the Partnership        38,024,722      37,968,264
                                                    ===========     ===========


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

                           FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements containing the words "believes", "estimates", "projects", "anticipates",

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


                      FORWARD-LOOKING STATEMENTS, Continued


"expects" and words of similar import. Such forward-looking statements relate to future events and the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from the results or achievement expressed or implied by such forward-looking statements. Risk factors relating to such forward-looking statements are contained in the Company's Current Report on Form 8-K dated March 23, 2001 and filed under the Securities Exchange Act of 1934, as amended. The Company is not obligated to update any such forward- looking statements or risk factors.


                                   SEASONALITY

The hotel industry is seasonal in nature. The hotels' operations historically reflect higher occupancy rates and ADR during the second and third quarters. The provisions of SAB 101 call for straight-line recognition of the annual base rent throughout the year and for the deferral of any Percentage Rent amounts collected or due from the Lessees until such amounts exceed the annual fixed base rent. This will generally result in base rent being recognized in the first and second quarters and Percentage Rents collected or due from the Prime Lessee being deferred and then recognized in the third and fourth quarters due to the structure of the Company's percentage leases and the seasonality of the hotel operations. To the extent that the Company's cash flow for a quarter is insufficient to fund all of the distributions for such quarter, the Company may maintain the annual distribution rate by funding shortfalls with available cash or borrowing under the line of credit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


The Company is exposed to certain financial market risks, the most predominant of which is the fluctuation in interest rates. At March 31, 2001, the Company's exposure to market risk for a change in interest rates is related solely to its debt outstanding under the $125 million Line of Credit. Total debt outstanding under the Line of Credit totaled $94 million at March 31, 2001. On January 16, 2001, the Company entered into an interest rate swap agreement with a financial institution on a notional principal amount of $50 million. The agreement effectively fixes the interest rate on the first $50 million of floating rate debt at a rate of 6.4275% plus 1.50%, 1.75%, 2.00%, 2.25%, 2.50% or 2.75% as determined by the Percentage. The swap agreement will expire in November 2003. Thus, at March 31, 2001, the Company had $44 million of variable rate debt outstanding under the Line of Credit that was exposed to fluctuations in the market rate of interest.

The Company's operating results are affected by changes in interest rates, primarily as a result of borrowing under the Line of Credit. If interest rates increased by 25 basis points, the Company's quarterly interest expense would have increased by approximately $28,000, based on balances outstanding during the quarter ended March 31, 2001.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits -- No exhibits are required to be filed with this Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K -- During the period covered by this Quarterly Report on Form 10-Q, the Company filed the following Current Reports on Form 8-K:

         (1) Current Report on Form 8-K dated September 7, 2000 and filed on January 11, 2001, reporting the Company's planned REIT Modernization Act restructuring (no financial information required);

         (2) Current Report on Form 8-K dated January 1, 2001 and filed on February 26, 2001, reporting the consummation of the Company's REIT Modernization Act restructuring (no financial information required); and

         (3) Current Report on Form 8-K dated and filed on March 23, 2001, reporting certain risk factors (no financial information required).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             Equity Inns, Inc.



  May 14, 2001               By:  /s/Donald H. Dempsey
----------------             --------------------------------------------------
      Date                   Donald H. Dempsey
                             Executive Vice President, Secretary, Treasurer, and
                             Chief Financial Officer (Principal Financial and
                             Accounting Officer)