Form 10-Q
period 2001-06-30
EQUITY INNS INC
filed 2001-08-10
CIK 916530

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
-----
  X             Quarterly Report Pursuant to Section 13 or 15(d) of
-----                  The Securities Exchange Act of 1934


For The Quarterly Period Ended June 30, 2001     Commission File Number 01-12073


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


                                 Not Applicable
              ------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

         The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on August 9, 2001 was 36,840,850.


                                     1 of 26

                                EQUITY INNS, INC.

                                      INDEX


                                                                            PAGE

PART I.     Financial Information

   Item 1.  Financial Statements


          Condensed Consolidated Balance Sheets - June 30, 2001
            (unaudited) and December 31, 2000                                  3

          Condensed Consolidated Statements of Operations (unaudited) -
            For the three and six months ended June 30, 2001 and 2000          4

          Condensed Consolidated Statements of Cash Flows (unaudited) -
            For the three and six months ended June 30, 2001 and 2000          5

          Notes to Condensed Consolidated Financial Statements                 7


   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         15

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk        24


PART II.      Other Information


   Item 6.    Exhibits and Reports on Form 8-K                                25

PART I.  Financial Information
   Item 1.  Financial Statements

                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           June 30,       December 31,
                                                             2001             2000
                                                         ------------     ------------
                                                          (unaudited)
ASSETS
Investment in hotel properties, net                      $760,826,931     $772,411,021
Cash and cash equivalents                                   6,250,221          793,127
Accounts receivable                                         4,491,850
Due from Lessees                                            1,086,710        5,594,802
Notes receivable                                            3,488,016        3,407,889
Deferred expenses, net                                     11,780,394       12,842,499
Deferred tax asset                                          1,390,000
Deposits and other assets                                   5,539,398        6,693,339
                                                         ------------     ------------

       Total assets                                      $794,853,520     $801,742,677
                                                         ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                                     $376,545,020     $383,402,951
Accounts payable and accrued expenses                      24,631,489       13,605,147
Distributions payable                                      10,598,035       10,578,824
Deferred lease revenue                                      2,435,971
Interest rate swap                                          1,918,231
Minority interest in Partnership                            9,844,323       10,369,635
                                                         ------------     ------------

       Total liabilities                                  425,973,069      417,956,557
                                                         ------------     ------------

Commitments and contingencies

Shareholders' equity:

Preferred Stock, $.01 par value, 10,000,000 shares
  authorized, 2,750,000 shares issued and outstanding      68,750,000       68,750,000
Common Stock, $.01 par value, 50,000,000
  shares authorized, 37,586,922 and 37,498,659
  shares issued and outstanding                               375,869          374,987
Additional paid-in capital                                418,312,722      417,756,731
Treasury stock, at cost, 747,600 shares                    (5,173,110)      (5,173,110)
Unearned directors' and officers' compensation             (1,601,977)      (1,854,249)
Predecessor basis assumed                                  (1,263,887)      (1,263,887)
Distributions in excess of net earnings                  (108,600,935)     (94,804,352)
Accumulated other comprehensive income:
  Unrealized loss on interest rate swap                    (1,918,231)
                                                         ------------     ------------

       Total shareholders' equity                         368,880,451      383,786,120
                                                         ------------     ------------

Total liabilities and shareholders' equity               $794,853,520     $801,742,677
                                                         ============     ============


                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 For the Three Months Ended       For the Six Months Ended
                                                         June 30,                          June 30,
                                               ----------------------------     -----------------------------
                                                  2001             2000            2001              2000
                                               -----------      -----------     ------------     ------------
Revenue
   Hotel revenues                              $55,070,400                      $102,543,261
   Percentage lease revenues                     5,034,967      $20,558,027       11,455,462     $ 40,553,661
   Loss on sale of hotel properties                              (2,947,744)                       (3,316,251)
   Other income                                    463,614          200,865        1,136,217          537,483
                                               -----------      -----------     ------------     ------------
       Total revenue                            60,568,981       17,811,148      115,134,940       37,774,893
                                               -----------      -----------     ------------     ------------

Expenses
   Hotel operating expenses                     31,412,797                        61,786,199
   Real estate and personal property taxes       2,763,486        3,150,141        6,506,737        7,288,728
   Depreciation and amortization                10,011,102        9,819,089       20,022,204       19,748,466
   Amortization of loan costs                      470,803          375,211          939,350          750,422
   Interest                                      7,771,776        7,992,621       15,730,606       15,981,062
   General and administrative expenses:
       Stock-based or non-cash
           compensation                            244,567          249,747          487,905          507,257
       Other general and administrative
           expenses                                799,828          986,697        2,379,042        2,492,102
   Lease expense                                   286,765          331,151          635,324          863,662
                                               -----------      -----------     ------------     ------------
       Total expenses                           53,761,124       22,904,657      108,487,367       47,631,699
                                               -----------      -----------     ------------     ------------

Income (loss) before minority interest
   and income taxes                              6,807,857       (5,093,509)       6,647,573       (9,856,806)

Minority interest                                  164,157         (227,688)         151,330         (444,122)
                                               -----------      -----------     ------------     ------------

Income (loss) before income taxes                6,643,700       (4,865,821)       6,496,243       (9,412,684)

Income tax benefit                                                                 1,390,000
                                               -----------      -----------     ------------     ------------

Net income (loss)                                6,643,700       (4,865,821)       7,886,243       (9,412,684)

Preferred stock dividends                        1,632,813        1,632,813        3,265,626        3,265,626
                                               -----------      -----------     ------------     ------------

Net income (loss) applicable to
   common shareholders                         $ 5,010,887      $(6,498,634)    $  4,620,617     $(12,678,310)
                                               ===========      ===========     ============     ============

Net income (loss) per common share -
   basic and diluted                           $       .14      $      (.18)    $        .13     $       (.35)
                                               ===========      ===========     ============     ============

Weighted average number of common
   shares and units outstanding - diluted       38,038,123       37,953,935       38,031,404       37,961,100
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

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          For the Six Months Ended
                                                                                  June 30,
                                                                        ---------------------------
                                                                            2001            2000
                                                                        -----------     -----------
Cash flows from operating activities:
  Net income (loss)                                                     $ 7,886,243     $(9,412,684)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Loss on sale of hotel properties                                                    3,316,251
      Depreciation and amortization                                      20,022,204      19,748,466
      Amortization of loan costs                                            939,350         750,422
      Amortization of unearned directors' and officers' compensation        449,238         467,309
      Directors' stock-based compensation                                    38,666          39,950
      Income tax benefit                                                 (1,390,000)
     Minority interest                                                      151,330        (444,122)
      Changes in assets and liabilities:
        Accounts receivable                                              (4,491,850)
        Due from Lessees                                                  4,508,092      (5,821,056)
        Notes receivable                                                    (80,127)        (94,412)
        Deposits and other assets                                         1,153,941        (374,343)
        Accounts payable and accrued expenses                            11,272,121         397,109
        Deferred lease revenue                                            2,435,971      17,341,712
                                                                        -----------     -----------
               Net cash provided by operating activities                 42,895,179      25,914,602
                                                                        -----------     -----------

Cash flows from investing activities:
  Improvements and additions to hotel properties                         (9,114,766)     (8,315,205)
  Cash paid for franchise applications                                                      (50,000)
  Proceeds from sale of hotel properties                                    851,000      12,234,067
                                                                        -----------     -----------
                Net cash provided by ( used in) investing activities     (8,263,766)      3,868,862
                                                                        -----------     -----------

Cash flows from financing activities:
  Purchase of Treasury stock                                                             (1,290,342)
  Distributions paid                                                    (22,264,795)    (26,870,614)
  Cash paid for loan costs                                                  (51,593)        (22,564)
  Proceeds from borrowings                                               19,606,711      30,825,000
  Payments on debt                                                      (26,464,642)    (32,625,852)
                                                                        -----------     -----------
                Net cash used in financing activities                   (29,174,319)    (29,984,372)
                                                                        -----------     -----------

Net increase (decrease) in cash and cash equivalents                      5,457,094        (200,908)
Cash and cash equivalents at beginning  of period                           793,127         361,142
                                                                        -----------     -----------

Cash and cash equivalents at end of period                              $ 6,250,221     $   160,234
                                                                        ===========     ===========















                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

Supplemental disclosure of noncash investing and financing activities:
During January 2001, the Company issued to certain officers 39,722 shares of common stock at $6.19 per share under the 1994 Stock Incentive Plan in lieu of cash as a performance bonus; and 31,820 shares of restricted common stock, valued at $6.19 per share, with restriction periods tied to employment ranging from three to five years.

During the six months ended June 30, 2001, 11,421 units of limited partnership interest in the partnership ("Units") were exchanged for shares of common stock by certain limited partners.

During the six months ended June 30, 2001, the Company issued 2,420 shares of common stock at $6.19 per share, 456 shares of common stock at $8.20 per share, 1,912 shares of common stock at $7.83 per share and 512 shares of common stock at $9.72 per share to its independent directors in lieu of cash as compensation.

At June 30, 2001, $9,509,493 in distributions to shareholders and limited partners had been declared but not paid. The distributions were paid on August 1, 2001. At December 31, 2000, $9,490,283 in distributions to shareholders and limited partners had been declared but not paid.

During January 2000, the Company issued to certain officers 38,669 shares of common stock at $6.88 per share under the 1994 Stock Incentive Plan in lieu of cash as a performance bonus, and 71,450 shares of restricted common stock, valued at $6.75 per share, with restriction periods tied to employment ranging from three to five years.

Additionally, during the six months ended June 30, 2000, the Company issued 2,220 shares of common stock at $6.75 per share, 800 shares of common stock at $6.25 per share, 2,220 shares of common stock at $6.81 per share and 724 shares of common stock at $6.88 per share to its independent directors in lieu of cash as compensation.

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

                                EQUITY INNS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                          ----------------------------


1.     Organization and Basis of Presentation

       Equity Inns, Inc. (the "Company") was incorporated on November 24, 1993. The Company is a self-administered real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at June 30, 2001 owned an approximate 96.8% interest in the Partnership. The Company was formed to acquire equity interests in hotel properties and at June 30, 2001 owned, through the Partnership or its affiliates, 96 hotel properties with a total of 12,284 rooms in 34 states.

       At June 30, 2001, the Partnership and its affiliates, under operating leases providing for the payment of percentage rent (the "Percentage Leases"), leased 19 of the Company's hotels to wholly-owned subsidiaries of Prime Hospitality Corporation (collectively, the "Prime Lessee"). All payments due under these Percentage Leases are guaranteed by Prime Hospitality Corporation. The remaining 77 hotels are leased to taxable REIT subsidiaries of the Company (the "TRS Lessees").

       The REIT Modernization Act of 1999 ("RMA") amended the tax laws to permit REITs, effective January 1, 2001, to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary ("TRS"). Accordingly, the Partnership's leases with subsidiaries of Interstate Hotels Corporation ("Interstate") were terminated on January 1, 2001, resulting in the recognition of previously deferred lease revenue in the amount of approximately $1.4 million. Several wholly- owned subsidiaries of the Partnership, which have elected to be treated as TRS entities for federal income tax purposes (the "TRS Lessees"), entered into leases with the Partnership on January 1, 2001, (the "TRS Leases") with terms substantially identical to those of the predecessor leases with Interstate. The rents generated by the TRS Leases are eliminated in consolidation. As a result of these transactions, the Company's operating results reflect property-level revenues and expenses rather than rental income from lessees with respect to the 75 hotels which were previously leased to Interstate and to two hotels operated in 2000 under management contracts. Therefore, the Company's consolidated results of operations with respect to the 77 hotels, from the date of the aforementioned transactions, are not comparable to 2000 results.

       Effective January 1, 2001, the TRS Lessees entered into management agreements with Promus Hotels, Inc. ("Promus") (as to 20 hotels), Crestline Hotels & Resorts, Inc. ("Crestline") (as to two hotels) and Crossroads Hospitality Company, L.L.C., an Interstate subsidiary, (as to 55 hotels) to manage the daily operation of the hotels. The Prime Lessee and the TRS Lessees are referred to herein collectively as the "Lessees," and individually as a "Lessee." The Lessees lease hotels owned by the Partnership and its affiliates pursuant to the Percentage Leases. The rent due under the Percentage Leases is the greater of base rent or percentage rent, as defined. Percentage rent varies by lease and is calculated by multiplying fixed percentages by the total amounts of hotel, food and beverage, and other types of hotel revenue over specified threshold amounts. The Company recognizes percentage rent when all contingencies have been met, that

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


1.     Organization and Basis of Presentation, Continued

       is, when annual thresholds for percentage rent have been met or exceeded. Percentage rent received pursuant to the leases but not recognized is included on the balance sheet as deferred lease revenue. Revenue from operations of the Company's hotels not leased to third parties is recognized when the services are provided.

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

       Effective January 1, 2001, commensurate with the formation of the TRS Lessees, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in other comprehensive income or in current earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

       Income Taxes

       Effective January 1, 2001, commensurate with the formation of the TRS Lessees, the Company implemented Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", for purposes of recording income taxes with respect to its wholly-owned TRS Lessees.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


2.     Summary of Significant Accounting Policies, Continued

       Income Taxes, Continued

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

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


3.     Net Income Per Common Share, Continued

       A reconciliation of the numerator and denominator used in the basic earnings per share computation to the numerator and denominator used in the diluted earnings per share computation is presented below for the three months and six months ended June 30, 2001 and 2000.


                                                                For the Three Months Ended June 30,
                                                         2001                                        2000
                                        ---------------------------------------    -------------------------------------------
                                          Income        Shares        Per Share      Income         Shares       Per Share
                                        (Numerator)  (Denominator)      Amount     (Numerator)   (Denominator)     Amount
                                        ----------   -------------    ---------    -----------   -------------   ---------


       Net income (loss)
          applicable to common
          shareholders                  $5,010,887    36,835,174         $.14      $(6,498,634)    36,669,161     $(.18)
       Dilutive effect of
          potential conversion
          of partnership units
          and elimination of
          minority interest                164,157     1,202,156                      (227,688)     1,284,774
       Dilutive effect of stock
          options outstanding
          using the treasury
          stock method                         793
                                        ----------    ----------         ----      -----------     ----------     -----

       Net income (loss) applicable
          to common shareholders-
          diluted                       $5,175,044    38,038,123         $.14      $(6,726,322)    37,953,935     $(.18)
                                        ==========    ==========         ====      ===========     ==========     =====

                                                                 For the Six Months Ended June 30,
                                                         2001                                        2000
                                        ---------------------------------------    -------------------------------------------
                                          Income        Shares        Per Share      Income         Shares       Per Share
                                        (Numerator)  (Denominator)      Amount     (Numerator)   (Denominator)     Amount
                                        ----------   -------------    ---------    -----------   -------------   ---------
       Net income (loss)
          applicable to common
          shareholders                  $4,620,617    36,824,729         $.13     $(12,678,310)    36,676,326     $(.35)
       Dilutive effect of
          potential conversion
          of partnership units
          and elimination of
          minority interest                151,330     1,206,048                      (444,122)     1,284,774
       Dilutive effect of stock
          options outstanding
          using the treasury
          stock method                                       627
                                        ----------    ----------         ----     ------------     ----------     -----


       Net income (loss) applicable
          to common shareholders-
          diluted                       $4,771,947    38,031,404         $.13     $(13,122,432)    37,961,100     $(.35)
                                        ==========    ==========         ====     ============     ==========     =====

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


4.     Debt

       The following details the Company's debt outstanding at June 30, 2001:

                                                         Interest
                                                           Rate             Maturity
                                                     -----------------      --------
       Commercial Mortgage Bonds
          Class A                  $ 11,224,997      6.83%       Fixed      Nov 2006
          Class B                    50,600,000      7.37%       Fixed      Dec 2015
          Class C                    10,000,000      7.58%       Fixed      Feb 2017
                                   ------------
                                     71,824,997

       Line of Credit                92,000,000     LIBOR plus   Variable   Nov 2003
                                                    Percentage

       Mortgage                      94,698,850      8.37%       Fixed      July 2009
       Mortgage                      69,231,454      8.25%       Fixed      Nov 2010
       Mortgage                      35,757,023      8.25%       Fixed      Nov 2010
       Mortgage                       3,095,295      8.50%       Fixed      Nov 2005
       Mortgage                       5,969,409     10.00%       Fixed      Sept 2005
       Mortgage                       3,967,992      8.57%       Fixed      Nov 2016
                                   ------------

                                   $376,545,020
                                   ============

       The Company's $125 million secured line of credit (the "Line of Credit") bears interest at a variable rate of LIBOR plus 1.5%, 1.75%, 2.0%, 2.25%, 2.5% or 2.75% as determined by the Company's percentage of total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the loan agreement (the "Percentage"). The Percentage is reviewed quarterly and the interest rate is adjusted as necessary. At June 30, 2001, the interest rate on the Line of Credit was LIBOR (3.75% at June 30, 2001) plus 2.50%. Fees of .5%, as determined by the Company's ratio of total indebtedness to EBITDA, are paid quarterly on the unused portion of the Line of Credit.

5.     Interest Rate Swap Contract

       Effective January 16, 2001, the Company entered into an interest rate swap agreement with a financial institution on a notional principal amount of $50 million. The agreement effectively fixes the interest rate on the first $50 million of floating rate debt outstanding under the Line of Credit at a rate of 6.4275% plus the Percentage. The change in the fair value of this contract from inception to June 30, 2001, has been reported in other comprehensive income.

6.     Comprehensive Income

       SFAS No. 130, "Reporting Comprehensive Income", requires the disclosure of the components included in comprehensive income (loss). For the three months and six months ended June 30, 2001, the Company's comprehensive income was $4,662,040 and $5,968,012, comprised of net income of $6,643,700 and $7,886,243, and an unrealized loss on its interest rate swap of $1,981,660 and $1,918,231.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------



7.     Income Taxes

       The Company's income tax benefit related to its TRS Lessee subsidiaries consists of the following:

                  Deferred:
                     Federal                    $(1,170,000)
                     State                         (220,000)
                                                -----------

                  Total                         $(1,390,000)
                                                ===========

       The TRS Lessees' net deferred tax asset of $1,390,000 is comprised of net operating loss carryforwards which expire December 31, 2021. The Company believes that the TRS Lessees will generate sufficient future taxable income to realize this deferred tax asset in full. Accordingly, no valuation allowance has been recorded at June 30, 2001.

       The difference between the TRS Lessees' effective income tax rate and the statutory U.S. Federal income tax rate is as follows:

                  Statutory U.S. Federal Rate        34.0%
                  State income taxes                  4.0
                                                     ----

                  Effective tax rate                 38.0%
                                                     ====

8.     Pro Forma Information (Unaudited)

       Effective January 1, 2001, the Company terminated its 75 Percentage Leases with Interstate Hotels Corporation and simultaneously entered into new Percentage Lease contracts with the TRS Lessees for 77 hotels, two of which had been previously operated under management contracts in 2000. As required by tax rules enacted under the REIT Modernization Act, the TRS Lessees then entered into management agreements with third parties to manage these hotels. Due to the impact of the aforementioned transactions, the Company's 2001 consolidated operations primarily represent property-level revenues and expenses rather than rental income from Interstate. In addition, net income applicable to the TRS is subject to Federal and State income taxes. The pro forma adjustments to reflect the termination of the Interstate leases are as follows:

       o record hotel-level revenues and expenses and reduce historical rental income with respect to the 77 properties;
       o record the minority interest effect related to the outside ownership in the operating partnership;
       o reverse the results of operations and net losses on sales of three hotels sold during 2000 as if such sales had occurred on December 31, 1999;

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


8.     Pro Forma Information (Unaudited), Continued

       o record the tax provision attributable to the income of the TRS at an effective tax rate of 38%.

       The unaudited pro forma financial information does not purport to represent what our results of operations or financial condition would actually have been in the transactions had in fact occurred at the beginning of 2000 or to project our results of operations of financial condition for any future period. The unaudited pro forma financial information is based upon available information and upon assumptions and estimates that we believe are reasonable under the circumstances. The following unaudited pro forma financial information should be read in conjunction with our audited financial statements contained in our annual report on form 10-K for the year ended December 31, 2000.

       The following unaudited pro forma condensed consolidated statements of operations for the three and six months ended June 30, 2000, are presented as if the termination of the 75 Percentage Leases with Interstate and the subsequent leasing of 77 hotels to the TRS Lessees had occurred on January 1, 2000. The pro forma condensed consolidated statements of operations does not purport to present what actual results of operations would have been if the termination of the Percentage Leases with Interstate and resulting actions had occurred on such date or to project results for any future period.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


8.     Pro Forma Information (Unaudited), Continued

                 Condensed Consolidated Statements of Operations

                                                        For the Six Months Ended
                                                                June 30,
                                                     -----------------------------
                                                        Actual         Pro Forma
                                                         2001             2000
                                                     ------------     ------------
       Revenue
          Hotel revenues                             $102,543,261     $100,670,445
          Percentage lease revenue                     11,455,462        9,552,103
          Other income                                  1,136,217          430,905
                                                     ------------     ------------
               Total revenue                          115,134,940      110,653,453

       Expenses
          Hotel expenses                               59,955,821       55,611,590
          Management fees                               1,830,378        1,812,068
          Real estate and personal property taxes       6,506,737        7,230,015
          Depreciation and amortization                20,022,204       19,581,548
          Amortization of loan costs                      939,350          750,422
          Interest                                     15,730,606       15,792,062
          General and administration                    2,866,947        2,999,359
          Lease expense                                   635,324          859,351
                                                     ------------     ------------
               Total expenses                         108,487,367      104,636,415
                                                     ------------     ------------

       Loss before minority interest                    6,647,573        6,017,038

       Minority interest                                  151,330          117,840
                                                     ------------     ------------

       Income before income taxes                       6,496,243        5,899,198

       Benefit for income taxes                        (1,390,000)        (735,000)
                                                     ------------     ------------

       Net income                                       7,886,243        6,634,198

       Preferred stock dividends                        3,265,626        3,265,626
                                                     ------------     ------------

       Net loss applicable to common
          shareholders                               $  4,620,617     $  3,368,572
                                                     ============     ============

       Net loss per common share                     $       0.13     $       0.09
                                                     ============     ============

       Weighted average number of common
          shares and units outstanding - diluted       38,031,404       37,961,100
                                                     ============     ============

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations


                                   BACKGROUND

The Company commenced operations on March 1, 1994 upon completion of its initial public offering (the "IPO") and the simultaneous acquisition of eight Hampton Inn hotels with 995 rooms. The following chart summarizes information regarding the Company's hotels at June 30, 2001:


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
                                                       ==              ======

The Partnership and its affiliates lease 19 of the Company's hotels to wholly-owned subsidiaries of Prime Hospitality Corporation (the "Prime Lessee"), pursuant to operating leases providing for the payment of percentage rent ("Percentage Leases"). The 77 remaining hotels are leased to wholly- owned taxable REIT subsidiaries of the Company (the "TRS Lessees").

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


RESULTS OF OPERATIONS

During 2000, the Company's revenues primarily represented rental income from the Interstate Lessee and Prime Lessee. As a result of the previously discussed termination of the Interstate leases, beginning in 2001, the Company's consolidated results of operations reflect hotel-level revenues and operating costs and expenses for 75 hotels previously leased to Interstate and two additional hotels previously operated under management contracts. In order to provide a clearer understanding and comparability of the Company's results of operations, in addition to the discussion of the historical results, we have also presented an unaudited recap of percentage lease revenue which compares the historical results related to percentage lease revenue for the three and six months ended June 30, 2000 and 2001. We have also presented the unaudited pro forma condensed consolidated operating results of 77 hotels not subject to third party leases for the three and six months ended June 30, 2000 and 2001. The pro forma recap of operating results of the 77 hotels not subject to third party leases for the three and six months ended June 30, 2000 reflect the termination of the Interstate leases as if it occurred on January 1, 2000, and a discussion of the results thereof compared to the Company's historical results for the three and six months ended June 30, 2001.

Because of the significant changes to our corporate structure as a result of the termination of the Interstate leases effective January 1, 2001, management believes that a discussion of our 2001 historical results compared to our 2000 actual results for the properties subject to the Prime Leases (see Recap of Operating Results of 19 hotels leased to Prime Lessee) and pro forma results for the 77 hotels not subject to third party leases (see Recap of Operating Results of 77 Hotels Not Subject to Third Party Leases) is meaningful and relevant to an investor's understanding of the Company's present and future operations. The pro forma adjustments to reflect the termination of the Interstate leases are as follows:

   o record hotel-level revenues and expenses and reduce historical rental income with respect to the 77 properties;
   o record the minority interest effect related to the outside ownership in the operating partnership; o reverse the recording in operations of the deferred lease revenue as a result of the termination of the leases with Interstate;
   o record the tax provision attributable to the income of the TRS at an effective tax rate of 38%.

The unaudited pro forma financial information does not purport to represent what the Company's results of operations or financial condition would actually have been if the transactions had in fact occurred at the beginning of 2000 or to project our results of operations or financial condition for any future period. The unaudited pro forma financial information is based upon available information and upon assumptions and estimates that management believes are reasonable under the circumstances.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


                        RESULTS OF OPERATIONS, Continued


The following tables separately set forth a comparison of both the Company's hotels leased to the Prime Lessee and the hotels leased to the TRS Lessees.

                          Recap of Percentage Lease Revenue

                                                   For the three months ended        For the six months ended
                                                             June 30,                        June 30,
                                                   ---------------------------      ----------------------------
                                                      2001             2000            2001             2000
                                                   ----------       ----------      -----------      -----------

   Percentage rents collected or due
       from Prime Lessee                           $6,121,677       $6,470,464      $12,505,907      $12,713,138
   Less:
       Deferred lease revenue                      (1,086,710)      (1,694,415)      (2,435,971)      (3,161,035)
                                                   ----------       ----------      -----------      -----------

   Recognized Percentage Lease revenue
       from Prime Lessee                            5,034,967        4,776,049       10,069,936        9,552,103

   Recognition of deferred lease revenue
       from termination of Interstate Hotels
       Corporation leases                                                             1,385,526
                                                   ----------       ----------      -----------       -----------

   Percentage Lease Revenue                        $5,034,967       $4,776,049      $11,455,462       $ 9,552,103
                                                   ==========       ==========      ===========       ===========

    Recap of Operating Results of 77 Hotels Not Subject to Third Party Leases

                                                  For the three months ended          For the six months ended
                                                           June 30,                           June 30,
                                                  ---------------------------      ------------------------------
                                                                   Pro Forma                          Pro Forma
                                                      2001            2000            2001               2000
                                                  -----------     -----------      ------------      ------------
   Hotel revenues                                 $55,070,400     $55,424,069      $102,543,261      $100,670,445
   Hotel operating expenses, including
       management fees                            (31,412,797)    (30,484,429)      (61,786,199)      (57,423,658)
                                                  -----------     -----------     -------------      ------------

   Net operating income from
       TRS Lessees                                $23,657,603     $24,939,640      $ 40,757,062      $ 43,246,787
                                                  ===========     ===========      ============      ============

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


                        RESULTS OF OPERATIONS, Continued


Three Months Ended June 30, 2001 and 2000

The decrease in lease revenue from the hotels leased to the Prime Lessee is due primarily to a decrease in revenue per available room ("REVPAR") of 5.1% over the comparable period in 2000. The decrease in hotel revenues from the hotels leased to the TRS Lessees is due to a .4% decrease in REVPAR. On a same store and comparable basis, REVPAR for all hotels owned by the Company throughout both periods decreased by 1.3% from $58.18 to $57.42.

Hotel operating expenses, on a pro forma basis, increased $928,368 due to increases in sales and marketing expenses, directed at improving the performance of the hotels.

Real estate and personal property taxes decreased over the comparable period in 2000 due to successful settlement of several appeals on 1999 and 2000 taxes, resulting in significant refunds of taxes paid in prior years.

Depreciation and amortization increased over the comparable period in 2000 due primarily to capitalized renovation costs at certain hotels.

General and administrative expenses decreased $192,049 from the comparable period in 2000 due primarily to decreases in professional fees and franchise taxes.

Six Months Ended June 30, 2001 and 2000

The decrease in lease revenue from the hotels leased to the Prime Lessee is due primarily to a decrease in REVPAR of 2.7% over the comparable period in 2000. The increase in hotel revenues from the hotels leased to the TRS Lessees is due to a 2.9% increase in REVPAR. On a same store and comparable basis, REVPAR for all hotels owned by the Company throughout both periods increased by 1.7% from $53.68 to $54.61.

Hotel operating expenses, on a pro forma basis, increased $4,362,541 due to increased hotel revenues and to significant increases in sales and marketing expenses, directed at improving the performance of the hotels.

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

General and administrative expenses decreased slightly over the comparable period in 2000 due to decreases in professional fees and franchise taxes, partially offset by increases in wages and salaries.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash to meet its cash requirements, including distributions to its shareholders, is its cash distributions from the Partnership. The Partnership's, and therefore the Company's, principal source of revenue is a combination of lease payments from the hotels leased by the Prime Lessee and net operating income from the 77 hotels leased by the TRS Lessees. The Company's liquidity, including its ability to make distributions to shareholders, is dependent upon the Prime Lessee's ability to make payments under the Percentage Leases and upon the cash flow from the 77 hotels leased by the TRS Lessees.

Cash and cash equivalents as of June 30, 2001 were $6,250,221, compared to $793,127 at December 31, 2000. Additionally, all of the June 30, 2001 receivables due from the Prime Lessee were received prior to the filing of this Quarterly Report on Form 10-Q. Net cash provided by operating activities for the six months ended June 30, 2001 was $42,895,179.

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

At June 30, 2001, the Company had outstanding debt of approximately $376.5 million, including $92 million under the Line of Credit, leaving approximately $27.2 million available from borrowings under the Line of Credit, after consideration of outstanding letters of credit. The Company's consolidated indebtedness was 41.1% of its investments in hotels, at cost, at June 30, 2001.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


                   LIQUIDITY AND CAPITAL RESOURCES, Continued


During the six months ended June 30, 2001, the Company invested approximately $9.1 million to fund capital improvements to its hotels, including replacement of carpets, drapes, renovation of common areas and improvement of hotel exteriors. In addition, the Company has committed to fund approximately $10.9 million during the remainder of 2001 for capital improvements. The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowings under its line of credit. Under certain of its loan covenants, the Partnership is obligated to fund 4% of room revenues per quarter on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the Hotels. For the six months ended June 30, 2001 and 2000, the amounts expended exceeded the amounts required under the loan covenants.

During the three months ended June 30, 2001, the Partnership declared distributions in the aggregate of $9,509,493 to its partners, including the Trust, of $.25 per unit of limited partnership interest ("Unit"), and the Company declared distributions in the aggregate of $9,209,831, or $.25 per share to its shareholders, with such distributions being paid on August 1, 2001.

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

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowing, proceeds from the sale of certain of its hotel properties, the issuance of additional equity securities of the Company, or, in connection with acquisitions of hotel properties, issuance of Units in the Partnership. Pursuant to the Partnership Agreement for the Partnership, holders of Units have the right to require the Partnership to redeem their Units. During the six months ended June 30, 2001, 11,421 Units were tendered for redemption. Pursuant to the Partnership Agreement, the Company has the option to redeem Units tendered for redemption on a one-for-one basis for shares of Common Stock or for an equivalent amount of cash. The Company anticipates that it will acquire any Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock and has agreed to register such shares so as to be freely tradeable by the recipient.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


                              FUNDS FROM OPERATIONS

Funds From Operations ("FFO") (as defined below) were $27,055,774 for the six months ended June 30, 2001, compared to $27,168,873 for the six months ended June 30, 2000. The decrease is due primarily to increased hotel operating expenses relating to sales and marketing efforts reduced by (1) the income tax benefit attributable to the losses incurred by the TRS Lessees, which are included in the Company's consolidated financial statements and (2) the recognition of approximately $1.4 million of deferred lease revenue from the termination of the Interstate subsidiaries' Percentage Leases. The Company considers FFO to be a key measure of a REIT's performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


                        FUNDS FROM OPERATIONS, Continued

The following is a reconciliation of net income (loss) to FFO:

                                                    For the Three Months Ended         For the Six Months Ended
                                                             June 30,                          June 30,
                                                   ----------------------------      -----------------------------
                                                       2001            2000              2001             2000
                                                   -----------      -----------      -----------       -----------
Net income (loss)                                  $ 6,643,700      $(4,865,821)     $ 7,886,243       $(9,412,684)
Less:
    Preferred stock dividends                       (1,632,813)      (1,632,813)      (3,265,626)       (3,265,626)

Add:
    Minority interest                                  164,157         (227,688)         151,330          (444,122)
    Depreciation of building, furniture
        and fixtures                                 9,923,928        9,762,266       19,847,856        19,633,342
    Deferred lease revenue                           1,086,710       10,591,300        2,435,971        17,341,712
    Loss on sale of hotel properties                                  2,947,744                          3,316,251
                                                   -----------      -----------      -----------       -----------

Fund From Operations                               $16,185,682      $16,574,988      $27,055,774       $27,168,873
                                                   ===========      ===========      ===========       ===========

Weighted average number of outstanding
    shares of Common Stock and Units
    of the Partnership                              38,038,123       37,953,935       38,031,404        37,961,100
                                                   ===========      ===========      ===========       ===========


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

                           FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements containing the words "believes", "estimates", "projects", "anticipates", "expects" and words of similar import. Such forward-looking statements relate to future events and the future financial performance of the Company, and involve known and unknown risks,

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


                      FORWARD-LOOKING STATEMENTS, Continued

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


                                   SEASONALITY

The hotel industry is seasonal in nature. The hotels' operations historically reflect higher occupancy rates and average daily rate during the second and third quarters. The provisions of SAB 101 call for straight-line recognition of the annual base rent throughout the year and for the deferral of any Percentage Rent amounts collected or due from the Lessees until such amounts exceed the annual fixed base rent. This will generally result in base rent being recognized in the first and second quarters and Percentage Rents collected or due from the Prime Lessee being deferred and then recognized in the third and fourth quarters due to the structure of the Company's percentage leases and the seasonality of the hotel operations. To the extent that the Company's cash flow for a quarter is insufficient to fund all of the distributions for such quarter, the Company may maintain the annual distribution rate by funding shortfalls with available cash or borrowing under the line of credit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


The Company is exposed to certain financial market risks, the most predominant of which is the fluctuation in interest rates. At June 30, 2001, the Company's exposure to market risk for a change in interest rates is related solely to its debt outstanding under the $125 million Line of Credit. Total debt outstanding under the Line of Credit totaled $92 million at June 30, 2001. On January 16, 2001, the Company entered into an interest rate swap agreement with a financial institution on a notional principal amount of $50 million. The agreement effectively fixes the interest rate on the first $50 million of floating rate debt at a rate of 6.4275% plus 1.50%, 1.75%, 2.00%, 2.25%, 2.50% or 2.75% as determined by the Percentage. The swap agreement will expire in November 2003. Thus, at June 30, 2001, the Company had $42 million of variable rate debt outstanding under the Line of Credit that was exposed to fluctuations in the market rate of interest.

The Company's operating results are affected by changes in interest rates, primarily as a result of borrowing under the Line of Credit. If interest rates increased by 25 basis points, the Company's interest expense for the six months ended June 30, 2001 would have increased by approximately $52,500, based on balances outstanding during the period ended June 30, 2001.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits -- No exhibits are required to be filed with this Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K -- During the period covered by this Quarterly Report on Form 10-Q, the Company filed the following Current Reports on Form 8-K:

         (1) Current Report on Form 8-K dated April 13, 2001 and filed on April 17, 2001, reporting the Company's current Percentage Lease terms for its hotels (no financial information required), and

         (2) Current Report on Form 8-K dated May 10, 2001 and filed on May 15, 2001, reporting the results of the Company's annual meeting of shareholders (no financial information required).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Equity Inns, Inc.



    August 10, 2001                 By:  /s/Donald H. Dempsey
----------------------              --------------------------------------------
         Date                       Donald H. Dempsey
                                    Executive Vice President, Secretary,
                                    Treasurer, and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)