Form 10-Q
period 2001-09-30
EQUITY INNS INC
filed 2001-11-13
CIK 916530

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X             Quarterly Report Pursuant to Section 13 or 15(d) of
-----                   The Securities Exchange Act of 1934


For The Quarterly Period Ended
      September 30, 2001                         Commission File Number 01-12073


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

         The number of shares of the registrant's Common Stock, $.01 par value, outstanding on November 9, 2001 was 36,843,342.


                                     1 of 26

                                EQUITY INNS, INC.

                                      INDEX


                                                                            PAGE

PART I.  Financial Information

   Item 1.  Financial Statements


     Condensed Consolidated Balance Sheets - September 30, 2001
       (unaudited) and December 31, 2000                                       3

     Condensed Consolidated Statements of Operations (unaudited) - For
       the three and nine months ended September 30, 2001 and 2000             4

     Condensed Consolidated Statements of Cash Flows (unaudited) - For
       the three and nine months ended September 30, 2001 and 2000             5

     Notes to Condensed Consolidated Financial Statements                      7


   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         15

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk        24


PART II.  Other Information


   Item 6.  Exhibits and Reports on Form 8-K                                  25

PART I.  Financial Information
   Item 1.  Financial Statements
                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         September 30,    December 31,
                                                             2001             2000
                                                         ------------     ------------
                                                         (unaudited)
ASSETS
Investment in hotel properties, net                      $758,075,734     $772,411,021
Cash and cash equivalents                                   4,115,910          793,127
Accounts receivable                                         4,052,212
Due from Lessees                                              807,325        5,594,802
Notes receivable                                            3,448,466        3,407,889
Deferred expenses, net                                     11,244,951       12,842,499
Deferred tax asset                                          2,380,000
Deposits and other assets                                   5,489,691        6,693,339
                                                         ------------     ------------

       Total assets                                      $789,614,289     $801,742,677
                                                         ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                                     $376,889,354     $383,402,951
Accounts payable and accrued expenses                      25,284,030       13,605,147
Distributions payable                                      10,598,519       10,578,824
Deferred lease revenue                                      2,806,696
Interest rate swap                                          3,323,763
Minority interest in Partnership                            9,628,490       10,369,635
                                                         ------------     ------------

       Total liabilities                                  428,530,852      417,956,557
                                                         ------------     ------------

Commitments and contingencies

Shareholders' equity:

Preferred Stock, $.01 par value, 10,000,000 shares
  authorized, 2,750,000 shares issued and outstanding      68,750,000       68,750,000
Common Stock, $.01 par value, 50,000,000
  shares authorized, 37,588,858 and 37,498,659
  shares issued and outstanding                               375,889          374,987
Additional paid-in capital                                418,331,410      417,756,731
Treasury stock, at cost, 747,600 shares                    (5,173,110)      (5,173,110)
Unearned directors' and officers' compensation             (1,377,358)      (1,854,249)
Predecessor basis assumed                                  (1,263,887)      (1,263,887)
Distributions in excess of net earnings                  (115,235,744)     (94,804,352)
Accumulated other comprehensive income:
  Unrealized loss on interest rate swap                    (3,323,763)
                                                         ------------     ------------

       Total shareholders' equity                         361,083,437      383,786,120
                                                         ------------     ------------

Total liabilities and shareholders' equity               $789,614,289     $801,742,677
                                                         ============     ============

                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For the Three Months Ended    For the Nine Months Ended
                                                     September 30,                 September 30,
                                              ---------------------------   ---------------------------
                                                  2001           2000           2001           2000
                                              -----------     -----------   ------------    -----------
Revenue
   Hotel revenues (Note 1)                    $53,005,229                   $155,548,490
   Percentage lease revenues                    5,471,566     $29,270,526     16,927,028    $69,824,187
   Loss on sale of hotel properties                                                          (3,316,251)
   Other income                                   469,234         159,201      1,605,451        696,684
                                              -----------     -----------   ------------    -----------
       Total revenue                           58,946,029      29,429,727    174,080,969     67,204,620
                                              -----------     -----------   ------------    -----------

Expenses
   Hotel operating expenses (Note 1)           31,850,503                     93,636,702
   Real estate and personal property taxes      3,397,810       3,713,418      9,904,547     11,002,146
   Depreciation and amortization               10,416,102      10,281,400     30,438,306     30,029,866
   Amortization of loan costs                     475,275         437,743      1,414,625      1,188,165
   Interest                                     7,705,185       8,018,423     23,435,791     23,999,485
   General and administrative expenses:
       Stock-based or non-cash
           compensation                           243,327         249,765        731,232        757,022
       Other general and administrative
           expenses                             1,338,832       1,126,493      3,717,874      3,618,595
   Lease expense                                  216,848         324,875        852,172      1,188,537
                                              -----------     -----------   ------------    -----------
       Total expenses                          55,643,882      24,152,117    164,131,249     71,783,816
                                              -----------     -----------   ------------    -----------

Income (loss) before minority interest
   and income taxes                             3,302,147       5,277,610      9,949,720     (4,579,196)

Minority interest                                  83,829         124,816        235,159       (319,306)
                                              -----------     -----------   ------------    -----------

Income (loss) before income taxes               3,218,318       5,152,794      9,714,561     (4,259,890)

Income tax benefit                                990,000                      2,380,000
                                              -----------     -----------   ------------    -----------

Net income (loss)                               4,208,318       5,152,794     12,094,561     (4,259,890)

Preferred stock dividends                       1,632,813       1,632,812      4,898,439      4,898,438
                                              -----------     -----------   ------------    -----------

Net income (loss) applicable to
   common shareholders                        $ 2,575,505     $ 3,519,982   $  7,196,122    $(9,158,328)
                                              ===========     ===========   ============    ===========

Net income (loss) per common share -
   basic and diluted                          $       .07     $       .10   $        .20    $      (.25)
                                              ===========     ===========   ============    ===========

Weighted average number of common
   shares and units outstanding - diluted      38,039,992      37,957,095     38,034,295     37,959,755
                                              ===========     ===========   ============    ===========


                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         For the Nine Months Ended
                                                                               September 30,
                                                                        ---------------------------
                                                                            2001            2000
                                                                        -----------     -----------
Cash flows from operating activities:
  Net income (loss)                                                     $12,094,561     $(4,259,890)
  Adjustments to net income (loss) provided by operating activities:
      Loss on sale of hotel properties                                                    3,316,251
      Depreciation and amortization                                      30,438,306      30,029,866
      Amortization of loan costs                                          1,414,625       1,188,165
      Amortization of unearned directors' and officers' compensation        673,857         697,092
      Directors' stock-based compensation                                    57,374          59,930
      Income tax benefit                                                 (2,380,000)
     Minority interest                                                      235,159        (319,306)
      Changes in assets and liabilities:
        Accounts receivable                                              (4,052,212)
        Due from Lessees                                                  4,787,477      (7,154,774)
        Notes receivable                                                    (40,577)        (94,412)
        Deposits and other assets                                         1,203,648        (946,082)
        Accounts payable and accrued expenses                            11,924,662       2,179,076
        Deferred lease revenue                                            2,806,696      20,581,823
                                                                        -----------     -----------
               Net cash provided by operating activities                 59,163,576      45,277,739
                                                                        -----------     -----------

Cash flows from investing activities:
  Improvements and additions to hotel properties                        (16,692,497)    (11,099,999)
  Cash paid for franchise applications                                                      (50,000)
  Proceeds from sale of hotel properties                                    851,000      12,234,067
                                                                        -----------     -----------
                Net cash provided by ( used in) investing activities    (15,841,497)      1,084,068
                                                                        -----------     -----------

Cash flows from financing activities:
  Purchase of Treasury stock                                                             (1,290,342)
  Distributions paid                                                    (33,407,101)    (37,992,114)
  Cash paid for loan costs                                                  (78,598)       (888,297)
  Proceeds from borrowings                                               29,127,702      45,525,000
  Payments on debt                                                      (35,641,299)    (51,551,509)
                                                                        -----------     -----------
                Net cash used in financing activities                   (39,999,296)    (46,197,262)
                                                                        -----------     -----------

Net increase in cash                                                      3,322,783         164,545
Cash and cash equivalents at beginning  of period                           793,127         361,142
                                                                        -----------     -----------

Cash and cash equivalents at end of period                              $ 4,115,910     $   525,687
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

During the nine months ended September 30, 2001, 11,421 units of limited partnership interest in the partnership ("Units") were exchanged for shares of common stock by certain limited partners.

During the nine months ended September 30, 2001, the Company issued 2,420 shares of common stock at $6.19 per share, 456 shares of common stock at $8.20 per share, 1,912 shares of common stock at $7.83 per share, 512 shares of common stock at $9.72 per share, 1,528 shares of common stock at $9.80 per share and 408 shares of common stock at $9.15 per share to its independent directors in lieu of cash as compensation.

At September 30, 2001, $9,509,977 in distributions to shareholders and limited partners had been declared but not paid. The distributions were paid on November 1, 2001. At December 31, 2000, $9,490,283 in distributions to shareholders and limited partners had been declared but not paid.

During January 2000, the Company issued to certain officers 38,669 shares of common stock at $6.88 per share under the 1994 Stock Incentive Plan in lieu of cash as a performance bonus, and 71,450 shares of restricted common stock, valued at $6.75 per share, with restriction periods tied to employment ranging from three to five years.

During the nine months ended September 30, 2000, 74,703 units of limited partnership interest in the partnership ("Units") were exchanged for shares of common stock by certain limited partners.

Additionally during the nine months ended September 30, 2000, the Company issued 2,220 shares of common stock at $6.75 per share, 800 shares of common stock at $6.25 per share, 2,200 shares of common stock at $6.81 per share, 724 shares of common stock at $6.88 per share, 2,448 shares of common stock at $6.12 per share and 760 shares of common stock at $6.56 per share to its independent directors in lieu of cash as compensation.

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

                                EQUITY INNS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                          ----------------------------


1.     Organization and Basis of Presentation

       Equity Inns, Inc. (the "Company") was incorporated on November 24, 1993. The Company is a self-administered real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at September 30, 2001 owned an approximate 96.8% interest in the Partnership. The Company was formed to acquire equity interests in hotel properties and at September 30, 2001 owned, through the Partnership or its affiliates, 96 hotel properties with a total of 12,284 rooms in 34 states.

       At September 30, 2001, the Partnership and its affiliates, under operating leases providing for the payment of percentage rent (the "Percentage Leases"), leased 19 of the Company's hotels to wholly-owned subsidiaries of Prime Hospitality Corporation (collectively, the "Prime Lessee"). All payments due under these Percentage Leases are guaranteed by Prime Hospitality Corporation. The remaining 77 hotels are leased to taxable REIT subsidiaries of the Company (the "TRS Lessees").

       The REIT Modernization Act of 1999 ("RMA") amended the tax laws to permit REITs, effective January 1, 2001, to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary ("TRS"). Accordingly, the Partnership's leases with subsidiaries of Interstate Hotels Corporation ("Interstate") were terminated on January 1, 2001, resulting in the recognition of previously deferred lease revenue in the amount of approximately $1.4 million. Effective January 1, 2001, the TRS Lessees, which have elected to be treated as TRS entities for federal income tax purposes (the "TRS Lessees"), entered into leases with the Partnership on January 1, 2001, with terms substantially identical to those of the predecessor leases with Interstate. Effective January 1, 2001, the rents generated by the TRS Leases are eliminated in consolidation. As a result of these transactions, the Company's operating results reflect property-level revenues and expenses rather than rental income from lessees with respect to the 75 hotels which were previously leased to Interstate and to two hotels operated in 2000 under management contracts. Therefore, the Company's consolidated results of operations with respect to the 77 hotels, from the date of the aforementioned transactions, are not comparable to 2000 results.

       Effective January 1, 2001, the TRS Lessees entered into management agreements with Promus Hotels, Inc. ("Promus") (as to 20 hotels), Crestline Hotels & Resorts, Inc. ("Crestline") (as to two hotels) and Crossroads Hospitality Company, L.L.C., an Interstate subsidiary (as to 55 hotels), to manage the daily operation of the hotels. The Prime Lessee and the TRS Lessees are referred to herein collectively as the "Lessees," and individually as a "Lessee." The Lessees lease hotels owned by the Partnership and its affiliates pursuant to the Percentage Leases. The rent due under the Percentage Leases is the greater of base rent or percentage rent, as defined in the Percentage Leases. Percentage rent varies by lease and is calculated by multiplying fixed percentages by the total amounts of hotel, food and beverage, and other types of hotel revenue over specified threshold amounts. The Company recognizes percentage rent from the Prime

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


1.     Organization and Basis of Presentation, Continued

       Lessee when all contingencies have been met, that is, when annual thresholds for percentage rent with the Prime Lessee have been met or exceeded. Percentage rent received pursuant to the Percentage Leases with the Prime Lessee but not recognized is included on the balance sheet as deferred lease revenue. Revenue from operations of the Company's hotels not leased to third parties is recognized when the services are provided.

       These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

2.     Summary of Significant Accounting Policies

       Derivative Financial Instruments

       From time to time, as part of its risk management strategy, the Company uses derivative financial instruments, principally interest rate swaps, to hedge exposures to interest rate risk on debt obligations. The interest rate swap contracts historically entered into by the Company result in a fixed rate of interest on portions of the Company's variable rate borrowings. Accordingly, these contracts are considered to be a hedge against changes in the amount of future cash flows associated with interest payments on the Company's variable-rate debt obligations. The Company does not utilize derivative financial instruments other than for hedging purposes.

       Effective January 1, 2001, commensurate with the formation of the TRS Lessees, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in other comprehensive income or in current earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


2.     Summary of Significant Accounting Policies, Continued

       Concentrations of Credit Risk

       The Company holds a note receivable from Hudson Hotels Corporation ("Hudson") with an outstanding principal balance of $2,568,678 and $2,634,052 at September 30, 2001 and December 31, 2000, respectively. The note bears interest at 10% and requires monthly payments of principal and interest until it matures on April 1, 2006. The note is collateralized by 666,667 shares of Hudson common stock. The Company has not established an allowance for bad debts on the note based upon its current evaluation of the creditworthiness of Hudson, historical trends and other information.

       Hudson's ability to pay is largely dependent on the hospitality industry's economic environment. Management is uncertain what, if any, impact the events of September 11, 2001 will have on the long-term economic environment of the hospitality industry or on Hudson's results of operations and financial condition. Consequently a determination that an adverse change in Hudson's operations and financial condition has occurred could affect the Company's estimate of its allowance for bad debts on the note.

       Income Taxes

       Effective January 1, 2001, commensurate with the formation of the TRS Lessees, the Company implemented SFAS No. 109, "Accounting for Income Taxes", for purposes of recording income taxes with respect to its wholly-owned TRS Lessees.

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

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


3.     Net Income Per Common Share

       SFAS No. 128, "Earnings Per Share", requires the presentation of basic and diluted earnings per share, replacing primary and fully diluted earnings per share previously required.

       A reconciliation of the numerator and denominator used in the basic earnings per share computation to the numerator and denominator used in the diluted earnings per share computation is presented below for the three months and nine months ended September 30, 2001 and 2000.


                                                         For the Three Months Ended September 30,
                                                     2001                                      2000
                                 -----------------------------------------    --------------------------------------
                                   Income           Shares       Per Share      Income         Shares      Per Share
                                 (Numerator)     (Denominator)    Amount      (Numerator)   (Denominator)   Amount
                                 -----------     -------------   ---------    -----------   -------------  ---------

       Net income applicable
          to common
          shareholders            $2,575,505       36,840,694       $.07      $3,519,982     36,689,873       $.10
       Dilutive effect of
          potential conversion
          of partnership units
          and elimination of
          minority interest           83,829        1,198,650                    124,816      1,267,222
       Dilutive effect of stock
          options outstanding
          using the treasury
          stock method                                    648
                                  ----------       ----------       ----      ----------     ----------       ----

       Net income applicable to
          common shareholders-
          diluted                 $2,659,334       38,039,992       $.07      $3,644,798     37,957,095       $.10
                                  ==========       ==========       ====      ==========     ==========       ====



                                                         For the Nine Months Ended September 30,
                                                     2001                                      2000
                                 -----------------------------------------    --------------------------------------
                                   Income           Shares       Per Share      Income         Shares      Per Share
                                 (Numerator)     (Denominator)    Amount      (Numerator)   (Denominator)   Amount
                                 -----------     -------------   --------     -----------   -------------  ---------
       Net income (loss)
          applicable to common
          shareholders            $7,196,122       36,830,108       $.20     $(9,158,328)    36,680,875     $(.25)
       Dilutive effect of
          potential conversion
          of partnership units
          and elimination of
          minority interest          235,159        1,203,555                   (319,306)     1,278,880
       Dilutive effect of stock
          options outstanding
          using the treasury
          stock method                                    632
                                  ----------       ----------       ----     -----------     ----------     -----

       Net income (loss)
          applicable to common
          shareholders-diluted    $7,431,281       38,034,295       $.20     $(9,477,634)    37,959,755     $(.25)
                                  ==========       ==========       ====     ===========     ==========     =====

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------




4.     Debt

       The following details the Company's debt outstanding at September 30, 2001:


                                                            Interest
                                                              Rate                Maturity
                                                        -----------------         --------
       Commercial Mortgage Bonds
          Class A                    $ 10,784,408       6.83%       Fixed         Nov 2006
          Class B                      50,600,000       7.37%       Fixed         Dec 2015
          Class C                      10,000,000       7.58%       Fixed         Feb 2017
                                     ------------
                                       71,384,408

       Line of Credit                  93,500,000      LIBOR plus   Variable      Nov 2003
                                                       Percentage

       Mortgage                        94,379,299       8.37%       Fixed         July 2009
       Mortgage                        69,029,805       8.25%       Fixed         Nov 2010
       Mortgage                        35,658,620       8.25%       Fixed         Nov 2010
       Mortgage                         3,080,142       8.50%       Fixed         Nov 2005
       Mortgage                         5,921,380      10.00%       Fixed         Sept 2005
       Mortgage                         3,935,700       8.57%       Fixed         Nov 2016
                                     ------------

                                     $376,889,354
                                     ============


       The Company's $125 million secured line of credit (the "Line of Credit") bears interest at a variable rate of LIBOR plus 1.5%, 1.75%, 2.0%, 2.25%, 2.5% or 2.75% as determined by the Company's percentage of total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the loan agreement (the "Percentage"). The Percentage is reviewed quarterly and the interest rate is adjusted as necessary. At September 30, 2001, the interest rate on the Line of Credit was LIBOR (2.66% at September 30, 2001) plus 2.50%. An annual fee of .5%, as determined by the Company's ratio of total indebtedness to EBITDA, is paid quarterly on the unused portion of the Line of Credit.

       The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, and total indebtedness limitations. At September 30, 2001, the Company was in compliance with all covenants contained in the Line of Credit. As a result of the events of September 11, 2001 and the softening of the economic environment of the hospitality industry, the Company anticipates that it may not be in compliance with certain of its covenants for the period ending December 31, 2001. The Company is currently negotiating with its lenders to amend certain of its covenants.

5.     Interest Rate Swap Contract

       Effective January 16, 2001, the Company entered into an interest rate swap agreement with a financial institution on a notional principal amount of $50 million. The agreement effectively fixes the interest rate on the first $50 million of floating rate debt outstanding under the Line

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


5.     Interest Rate Swap Contract, Continued

       of Credit at a rate of 6.4275% plus the Percentage. The change in the fair value of this contract from inception to September 30, 2001, has been reported in other comprehensive income.

6.     Comprehensive Income

       SFAS No. 130, "Reporting Comprehensive Income", requires the disclosure of the components included in comprehensive income (loss). For the three months and nine months ended September 30, 2001, the Company's comprehensive income was $2,802,786 and $8,770,798, comprised of net income of $4,208,318 and $12,094,561, and an unrealized loss on its interest rate swap of $1,405,532 and $3,323,763.

7.     Income Taxes

       The Company's income tax benefit related to its TRS Lessee subsidiaries consists of the following:

                  Deferred:
                     Federal                $(2,130,000)
                     State                     (250,000)
                                          -------------

                  Total                     $(2,380,000)
                                            ===========

       The TRS Lessees' net deferred tax asset of $2,380,000 is comprised of net operating loss carryforwards which expire December 31, 2021. The Company believes that the TRS Lessees will generate sufficient future taxable income to realize this deferred tax asset in full. Accordingly, no valuation allowance has been recorded at September 30, 2001.

       The difference between the TRS Lessees' effective income tax rate and the statutory Federal income tax rate is as follows:

                  Statutory Federal Rate          34.0%
                  State income taxes               4.0
                                                  ----

                  Effective tax rate              38.0%
                                                  ====

8.     Pro Forma Information (Unaudited)

       Effective January 1, 2001, the Company terminated its 75 Percentage Leases with Interstate's subsidiaries and simultaneously entered into new Percentage Leases with the TRS Lessees for 77 hotels, two of which had been previously operated under management contracts in 2000. As required by tax rules enacted under the RMA, the TRS Lessees then entered into management agreements with third parties to manage these hotels. Due to the impact of the

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------



8.     Pro Forma Information (Unaudited), Continued

       aforementioned transactions, the Company's 2001 consolidated operations primarily represent property-level revenues and expenses rather than rental income from Interstate. In addition, net income applicable to the TRS is subject to Federal and state income taxes. The pro forma adjustments to reflect the termination of the Interstate leases are as follows:

       o record hotel-level revenues and expenses and reduce historical rental income with respect to the 77 properties;
       o record the minority interest effect related to the outside ownership in the Partnership; o reverse the results of operations and net losses on sales of three hotels sold during 2000 as if such sales had occurred on December 31, 1999; and
       o record the tax provision attributable to the income of the TRS Lessee at an effective tax rate of 38%.

       The unaudited pro forma financial information does not purport to represent what the Company's results of operations or financial condition would actually have been if the transactions had in fact occurred at the beginning of 2000 or to project the Company's results of operations or financial condition for any future period. The unaudited pro forma financial information is based upon available information and upon assumptions and estimates that the Company's management believes are reasonable under the circumstances. The following unaudited pro forma financial information should be read in conjunction with the Company's audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

       The following unaudited pro forma condensed consolidated statements of operations for the three and nine months ended September 30, 2000, are presented as if the termination of the 75 Percentage Leases with Interstate and the subsequent leasing of 77 hotels to the TRS Lessees had occurred on January 1, 2000. The pro forma condensed consolidated statements of operations does not purport to present what actual results of operations would have been if the termination of the Percentage Leases with Interstate and resulting actions had occurred on such date or to project results for any future period.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)
                              --------------------


8.     Pro Forma Information (Unaudited), Continued

                 Condensed Consolidated Statements of Operations

                                                For the Nine Months Ended
                                                      September 30,
                                              -----------------------------
                                                 Actual         Pro Forma
                                                  2001             2000
                                              ------------     ------------
Revenue
   Hotel revenues                             $155,548,490     $157,156,833
   Percentage lease revenue                     16,927,028       15,027,264
   Other income                                  1,605,451          536,817
                                              ------------     ------------
        Total revenue                          174,080,969      172,720,914

Expenses
   Hotel expenses                               91,099,561       86,867,024
   Management fees                               2,537,141        2,561,656
   Real estate and personal property taxes       9,904,547       10,943,433
   Depreciation and amortization                30,438,306       29,862,948
   Amortization of loan costs                    1,414,625        1,188,165
   Interest                                     23,435,791       23,810,485
   General and administration                    4,449,106        4,375,617
   Lease expense                                   852,172        1,184,226
                                              ------------     ------------
        Total expenses                         164,131,249      160,793,554
                                              ------------     ------------

Income before minority interest                  9,949,720       11,927,360

Minority interest                                  235,159          279,000
                                              ------------     ------------

Income before income taxes                       9,714,561       11,648,360

Benefit for income taxes                        (2,380,000)      (1,250,000)
                                              ------------     ------------

Net income                                      12,094,561       12,898,360

Preferred stock dividends                        4,898,439        4,898,438
                                              ------------     ------------

Net income applicable to common
   shareholders                               $  7,196,122     $  7,999,922
                                              ============     ============

Net income per common share                   $       0.20     $       0.22
                                              ============     ============

Weighted average number of common
   shares and units outstanding - diluted       38,034,295       37,959,755
                                              ============     ============

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations


                                   BACKGROUND

The Company commenced operations on March 1, 1994 upon completion of its initial public offering (the "IPO") and the simultaneous acquisition of eight Hampton Inn hotels with 995 rooms. The following chart summarizes information regarding the Company's hotels at September 30, 2001:


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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


RESULTS OF OPERATIONS

During 2000, the Company's revenues primarily represented rental income from the Interstate Lessee and the Prime Lessee. As a result of the termination of the Interstate leases, beginning in 2001, the Company's consolidated results of operations reflect hotel-level revenues and operating costs and expenses for 75 hotels previously leased to Interstate and two additional hotels previously operated under management contracts. In order to provide a clearer understanding and comparability of the Company's results of operations, in addition to the discussion of the historical results, we have also presented an unaudited recap of Percentage Lease revenue which compares the historical results related to Percentage Lease revenue for the three and nine months ended September 30, 2000 and 2001. We have also presented the unaudited pro forma condensed consolidated operating results of 77 hotels not subject to third party leases for the three and nine months ended September 30, 2000 and 2001. The pro forma recap of operating results of the 77 hotels not subject to third party leases for the three and nine months ended September 30, 2000 reflect the termination of the Interstate leases as if it occurred on January 1, 2000, and a discussion of the results thereof compared to the Company's historical results for the three and nine months ended September 30, 2001.

Because of the significant changes to our corporate structure as a result of the termination of the Interstate leases effective January 1, 2001, management believes that a discussion of our 2001 historical results compared to our 2000 actual results for the properties subject to the Prime Leases (see Recap of Operating Results of 19 hotels leased to Prime Lessee) and pro forma results for the 77 hotels not subject to third party leases (see Recap of Operating Results of 77 Hotels Not Subject to Third Party Leases) is meaningful and relevant to an investor's understanding of the Company's present and future operations. The pro forma adjustments to reflect the termination of the Interstate leases are as follows:

   o record hotel-level revenues and expenses and reduce historical rental income with respect to the 77 properties;
   o record the minority interest effect related to the outside ownership in the Partnership;
   o reverse the recording in operations of the deferred lease revenue as a result of the termination of the leases with Interstate; and
   o record the tax provision attributable to the income of the TRS Lessee at an effective tax rate of 38%.

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

                        Recap of Percentage Lease Revenue

                                                    For the three months ended        For the nine months ended
                                                         September 30,                      September 30,
                                                   ---------------------------      -----------------------------
                                                      2001             2000            2001            2000
                                                   ----------       ----------      -----------       -----------
 Percentage rents collected or due
       from Prime Lessee                           $5,842,291       $6,676,765      $18,348,198       $19,389,903
   Less:
       Deferred lease revenue                        (370,725)      (1,201,609)      (2,806,696)       (4,362,644)
                                                   ----------       ----------      -----------       -----------

   Recognized Percentage Lease revenue
       from Prime Lessee                            5,471,566       5,475,156        15,541,502        15,027,259

   Recognition of deferred lease revenue
       from termination of Interstate leases                                          1,385,526
                                                   ----------       ----------      -----------       -----------

   Percentage Lease Revenue                        $5,471,566       $5,475,156      $16,927,028       $15,027,259
                                                   ==========       ==========      ===========       ===========


    Recap of Operating Results of 77 Hotels Not Subject to Third Party Leases


                                                  For the three months ended         For the nine months ended
                                                         September 30,                     September 30,
                                                  ---------------------------      ------------------------------
                                                                   Pro Forma                          Pro Forma
                                                     2001            2000              2001              2000
                                                  -----------     -----------      ------------      ------------
   Hotel revenues                                 $53,005,229     $56,486,388      $155,548,490      $157,156,833
   Hotel operating expenses, including
       management fees                            (31,850,503)    (32,005,022)      (93,636,702)      (89,428,680)
                                                  -----------     -----------      ------------      ------------

   Net operating income from
       TRS Lessees                                $21,154,726     $24,481,366      $ 61,911,788      $ 67,728,153
                                                  ===========     ===========      ============      ============

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


                        RESULTS OF OPERATIONS, Continued


Three Months Ended September 30, 2001 and 2000

The decrease in lease revenue from the hotels leased to the Prime Lessee is due primarily to a decrease in revenue per available room ("REVPAR") of 11.1% over the comparable period in 2000. The decrease in hotel revenues from the hotels leased to the TRS Lessees is due to a 6.1% decrease in REVPAR. On a same store and comparable basis, REVPAR for all hotels owned by the Company throughout both periods decreased by 7.1% from $58.99 to $54.81. The effect of the weakened national economy in July 2001 and August 2001 resulted in same store REVPAR declines of 3.7% and 2.8%, respectively; however, the dramatic national events that occurred on September 11, 2001 had a material effect on September 2001 REVPAR resulting in a 15.5% decline.

Hotel operating expenses, on a pro forma basis, decreased by $154,519. This slight reduction in expenses for the period, as compared to revenue decreases, is due to the inability of the hotel managers to react instantaneously to the catastrophic events of September 11, 2001.

Real estate and personal property taxes decreased over the comparable period in 2000 due to successful settlement of several appeals on 2000 taxes, resulting in significant refunds of taxes paid in prior years.

Depreciation and amortization increased over the comparable period in 2000 due primarily to capitalized renovation costs at certain hotels.

General and administrative expenses increased $205,901 from the comparable period in 2000 due primarily to increases in professional fees.

Nine Months Ended September 30, 2001 and 2000

The decrease in lease revenue from the hotels leased to the Prime Lessee is due primarily to a decrease in REVPAR of 5.6% over the comparable period in 2000. The decrease in hotel revenues from the hotels leased to the TRS Lessees is due to a decrease in REVPAR of .4%. On a same store and comparable basis, REVPAR for all hotels owned by the Company throughout both periods decreased by 1.5% from $55.53 to $54.71.

Hotel operating expenses, on a pro forma basis, increased $4,208,022 over the same period last year. This increase occurred primarily in the first six months of the year and was incurred due to increased hotel revenues and to significant increases in sales and marketing expenses, directed at improving the performance of the hotels.

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

General and administrative expenses increased slightly over the comparable period in 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash to meet its cash requirements, including distributions to its shareholders, is its cash distributions from the Partnership. The Partnership's, and therefore the Company's, principal source of revenue is a combination of Percentage Lease payments from the 19 hotels leased by the Prime Lessee and net operating income from the 77 hotels leased by the TRS Lessees. The Company's liquidity, including its ability to make distributions to shareholders, is dependent upon the Prime Lessee's ability to make payments under the Percentage Leases and upon the cash flow from the 77 hotels leased by the TRS Lessees.

Cash and cash equivalents as of September 30, 2001 were $4,115,910, compared to $793,127 at December 31, 2000. Additionally, all of the September 30, 2001 receivables due from the Prime Lessee were received prior to the filing of this Quarterly Report on Form 10-Q. Net cash provided by operating activities for the nine months ended September 30, 2001 was $59,163,576.

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

At September 30, 2001, the Company had outstanding debt of approximately $376.9 million, including $93.5 million under the Line of Credit, leaving approximately $25.7 million available from borrowings under the Line of Credit, after consideration of outstanding letters of credit. The Company's consolidated indebtedness was 40.8% of its investments in its hotels, at cost, at September 30, 2001.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                   LIQUIDITY AND CAPITAL RESOURCES, Continued

The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, and total indebtedness limitations. At September 30, 2001, the Company was in compliance with all covenants contained in the Line of Credit. As a result of the events of September 11, 2001 and the softening of the economic environment of the hospitality industry, the Company anticipates that it may not be in compliance with certain of its covenants for the period ending December 31, 2001. The Company is currently negotiating with its lenders to amend certain of its covenants.

Effective January 16, 2001, the Company entered into an interest rate swap agreement with a financial institution on a notional principal amount of $50 million. The agreement effectively fixes the interest rate on the first $50 million of floating rate debt at a rate of 6.4275%, plus the Percentage. The swap agreement will expire in November 2003.

During the nine months ended September 30, 2001, the Company invested approximately $16.7 million to fund capital improvements to its hotels, including replacement of carpets, drapes, renovation of common areas and improvement of hotel exteriors. In addition, the Company has committed to fund approximately $3.3 million during the remainder of 2001 for capital improvements. The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowings under its line of credit. Under certain of its loan covenants, the Partnership is obligated to fund 4% of room revenues per quarter on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the Hotels. For the nine months ended September 30, 2001 and 2000, the amounts expended exceeded the amounts required under the loan covenants.

During the three months ended September 30, 2001, the Partnership declared distributions in the aggregate of $9,509,977 to its partners, including the Trust, of $.25 per unit of limited partnership interest ("Unit"), and the Company declared distributions in the aggregate of $9,210,315, or $.25 per share to its shareholders, with such distributions being paid on November 1, 2001.

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

in connection with acquisitions of hotel properties, issuance of Units in the Partnership. Under the Partnership Agreement for the Partnership, holders of Units have the right to require the Partnership to redeem their Units. During the nine months ended September 30, 2001, 11,421 Units were tendered for redemption. Under the Partnership Agreement, the Company has the option to redeem Units tendered for redemption on a one-for-one basis for shares of Common Stock or for an equivalent amount of cash. The Company anticipates that it will continue to acquire any Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock and has agreed to register such shares so as to be freely tradeable by the recipient.

                              FUNDS FROM OPERATIONS

Funds From Operations ("FFO") (as defined below) were $40,414,761 for the nine months ended September 30, 2001, compared to $44,278,614 for the nine months ended September 30, 2000. The decrease is due primarily to increased hotel operating expenses relating to sales and marketing efforts reduced by (1) the income tax benefit attributable to the losses incurred by the TRS Lessees, which are included in the Company's consolidated financial statements and (2) the recognition of approximately $1.4 million of deferred lease revenue from the termination of the Interstate subsidiaries' Percentage Leases. The Company considers FFO to be a key measure of a REIT's performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


                        FUNDS FROM OPERATIONS, Continued

The following is a reconciliation of net income (loss) to FFO:


                                                        Three Months Ended               Nine Months Ended
                                                          September 30,                     September 30,
                                                   ----------------------------      -----------------------------
                                                       2001            2000             2001              2000
                                                   -----------      -----------      -----------       -----------
Net income (loss)                                  $ 4,208,318      $ 5,152,794      $12,094,561       $(4,259,890)
Less:
    Preferred stock dividends                       (1,632,813)      (1,632,812)      (4,898,439)       (4,898,438)

Add:
    Minority interest                                   83,829          124,816          235,159          (319,306)
    Depreciation of building, furniture
        and fixtures                                10,328,928       10,224,832       30,176,784        29,858,174
    Deferred lease revenue                             370,725        3,240,111        2,806,696        20,581,823
    Loss on sale of hotel properties                                                                     3,316,251
                                                   -----------      -----------      -----------       -----------

Funds From Operations                              $13,358,987      $17,109,741      $40,414,761       $44,278,614
                                                   ===========      ===========      ===========       ===========

Weighted average number of outstanding
    shares of Common Stock and Units                38,039,992       37,957,095       38,034,295        37,959,755
                                                   ===========      ===========      ===========       ===========


                                    INFLATION

Operators of hotels, including the Lessees and any third-party manager retained by the Lessees, in general possess the ability to adjust room rates quickly. However, competitive pressures, a slow economy and the tragic events of September 11, 2001 have limited and may in the future limit the ability of the Lessees and any third-party manager retained by the Lessees to raise room rates in response to inflation.

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

uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from the results or achievement expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following: the ability of the Company to cope with domestic economic and political disruption and Federal and state governmental regulations or war, terrorism, states of emergency or similar activities resulting from the terrorist attacks occurring on September 11, 2001; the ability of the Company to successfully implement its operating strategy; changes in economic cycles; competition from other hospitality companies; and changes in the laws and government regulations applicable to the Company. Risk factors relating to such forward-looking statements are contained from time to time in the Company's filing with the SEC, including the Company's Current Report on Form 8-K dated March 23, 2001 filed under the Securities Exchange Act of 1934, as amended. The Company is not obligated to update any such forward-looking statements or risk factors.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


The Company is exposed to certain financial market risks, the most predominant of which is the fluctuation in interest rates. At September 30, 2001, the Company's exposure to market risk for a change in interest rates is related solely to its debt outstanding under the $125 million Line of Credit. Total debt outstanding under the Line of Credit totaled $93.5 million at September 30, 2001. On January 16, 2001, the Company entered into an interest rate swap agreement with a financial institution on a notional principal amount of $50 million. The agreement effectively fixes the interest rate on the first $50 million of floating rate debt at a rate of 6.4275% plus 1.50%, 1.75%, 2.00%, 2.25%, 2.50% or 2.75% as determined by the Percentage. The swap agreement will expire in November 2003. Thus, at September 30, 2001, the Company had $43.5 million of variable rate debt outstanding under the Line of Credit that was exposed to fluctuations in the market rate of interest.

The Company's operating results are affected by changes in interest rates, primarily as a result of borrowing under the Line of Credit. If interest rates increased by 25 basis points, the Company's interest expense for the nine months ended September 30, 2001 would have increased by approximately $81,562, based on balances outstanding during the period ended September 30, 2001.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits -- No exhibits are required to be filed with this Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K -- During the period covered by this Quarterly Report on Form 10-Q, the Company filed a Current Report on Form 8-K dated August 2, 2001 and filed on August 2, 2001, reporting the Company's issuance of a press release on August 2, 2001 as to the Company's operating results for the second quarter of 2001 (no financial information required).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             Equity Inns, Inc.



  November 13, 2001          By:  /s/Donald H. Dempsey
---------------------        ---------------------------------------------------
        Date                 Donald H. Dempsey
                             Executive Vice President, Secretary, Treasurer, and
                             Chief Financial Officer (Principal Financial and
                             Accounting Officer)