Form 10-K
period 2001-12-31
EQUITY INNS INC
filed 2002-03-25
CIK 916530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
---
 X              Annual Report Pursuant to Section 13 or 15(d) of
---                   The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001      Commission File Number 01-12073

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                             -------

Aggregate market value of voting stock and non-voting common stock held by nonaffiliates of the registrant as of March 5, 2002: $271,890,348.
Number of shares of Common Stock, $.01 par value, outstanding as of March 5, 2002: 36,897,990

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its 2002 Annual Meeting of Shareholders to be held May 9, 2002 (the "Proxy Statement") are incorporated by reference into Part III of this Report.

Exhibit Index beginning on Page 55.

                                EQUITY INNS, INC
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 2001


                                TABLE OF CONTENTS


                                     PART I
                                                                            Page

Item 1.    Business                                                           3

Item 2.    Properties                                                         9

Item 3.    Legal Proceedings                                                 11

Item 4.    Submission of Matters to a Vote of Security Holders               11

                              PART II

Item 5.    Market for Registrant's Common Equity and Related
              Stockholder Matters                                            11

Item 6.    Selected Financial Data                                           13

Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            14

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk        22

Item 8.    Financial Statements and Supplementary Data                       23

Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                            48

                             Part III

Item 10.   Directors and Executive Officers of the Registrant                48

Item 11.   Executive Compensation                                            48

Item 12.   Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                     48

Item 13.   Certain Relationships and Related Transactions                    48

                              PART IV

Item 14.   Exhibits, Financial Statements, Schedules, and Reports on
              Form 8-K                                                       49

                                     PART I

ITEM 1.       BUSINESS

(a)      General Development of Business

Equity Inns, Inc. (the "Company") is in the business of acquiring equity interests in hotel properties. The Company commenced operations in March 1994 and is a real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and, at December 31, 2001, owned an approximate 96.8% interest in the Partnership. The Company conducts its business through the Partnership and its subsidiaries.

(b)      Narrative Description of Business

At December 31, 2001, the Partnership and its affiliates owned 96 hotel properties with a total of 12,284 rooms in 34 states (the "Hotels"). In order to qualify as a REIT, the Company and the Partnership cannot operate hotels. Effective January 1, 2001 (the "2001 Effective Date") under the federal REIT Modernization Act (the "RMA"), the Company and its affiliates (1) terminated or assigned all existing operating leases providing for payment of percentage rent (the "Percentage Leases") between the Company and certain affiliates of Interstate Hotels Corporation ("IHC") leasing 75 of the Hotels (the "Interstate Lessees") and (2) terminated related lease guaranties with Interstate Hotels, L.L.C. and Wyndham International, Inc. and (3) entered into new Percentage Leases with wholly-owned taxable REIT subsidiaries of the Company (the "TRS Lessees") for the lease of 77 hotels. The terms of the Percentage Leases with the TRS Lessees are substantially identical to the Percentage Leases terminated with the Interstate Lessees.

Through December 31, 2001, the Partnership and its affiliates continued to lease 19 AmeriSuites Hotels to wholly-owned subsidiaries (the "Prime Lessees") of Prime Hospitality Corporation ("Prime"), with all payments due under those Percentage Leases guaranteed by Prime. Effective as of January 1, 2002 (the "2002 Effective Date"), the Company and its affiliates terminated (1) the existing Percentage Leases between the Company and the Prime Lessees and (2) the related lease guarantees. The Company also entered into new Percentage Leases with its TRS Lessees for such 19 Hotels, on terms substantially identical to those of the terminated leases.

Under the RMA, the TRS Lessees are required to enter into management agreements with eligible independent contractors to manage the hotels. On the 2001 Effective Date, the TRS Lessees entered into new management agreements for the 77 Hotels as follows: Promus Hotels, Inc. ("Promus") for 20 Hotels; Crestline Hotels & Resorts, Inc. ("Crestline") for two Hotels; and Crossroads Hospitality Company, L.L.C., an IHC affiliate ("CHC") for 55 Hotels. On the 2002 Effective Date, the TRS Lessees entered into new management agreements for the 19 AmeriSuites Hotels with Prime's subsidiaries and one of the TRS Lessees also entered into a new management agreement with Waterford Hotel Group, Inc. ("Waterford") for the Company's hotel in Burlington, Vermont. Rents generated by the Percentage Leases with the TRS Lessees are eliminated in consolidation, while actual operating results of all of the Company's hotels leased by the TRS Lessees are included in the Company's financial statements. Therefore, the Company's consolidated results of operations with respect to the 77 hotels managed by Promus, Crestline and CHC from the 2001 Effective Date are not comparable to 2000 results.

The diversity of the Company's portfolio is such that, at December 31, 2001, no individual hotel exceeded 2.1% of the total rooms in the portfolio. The Company's geographical distribution and franchise diversity is illustrated by the following charts.

                               Franchise Diversity

                                        # of Hotel                     # of
Franchise Affiliation                   Properties                 Rooms/Suites
---------------------                   ----------                --------------
Premium Limited Service Hotels:
     Hampton Inn                              48                       6,030
     Hampton Inn & Suites                      1                         125
     Holiday Inn Express                       1                         101
     Comfort Inn                               2                         245
                                              --                      ------
         Sub-total                            52                       6,501
                                              --                      ------

All-Suite Hotels:
     AmeriSuites                              19                       2,403

Premium Extended Stay Hotels:
     Residence Inn                            11                       1,351
     Homewood Suites                           9                       1,295
                                              --                      ------
         Sub-total                            20                       2,646
                                              --                      ------

Full Service Hotels:
     Holiday Inn                               4                         557
     Comfort Inn                               1                         177
                                              --                      ------
         Sub-total                             5                         734
                                              --                      ------

         Total                                96                      12,284
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
                               ==              ======               =====



GROWTH STRATEGY

The Company's business objectives are to increase funds from operations and enhance shareholder value primarily through (i) aggressive asset management and the strategic investment of capital in its diversified hotel portfolio, (ii) selectively acquiring hotels that have been underperforming due to the lack of sufficient capital improvements, poor management or franchise affiliation, and
(iii) selectively disposing of hotels that have reached their earnings potential or may, in management's judgment, suffer adverse changes in their local market, or require large capital outlays. Currently, the Company's acquisition and growth strategy has been curtailed due to various factors, including the difficulty in obtaining equity financing on terms deemed appropriate by management.

EMPLOYEES

At March 1, 2002, the Company employed, through a wholly-owned subsidiary, 15 employees.

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

The Partnership is also committed to franchisors to make certain capital improvements to hotel properties, which will be funded from borrowings or working capital. The Partnership made capital improvements of approximately $22.2 million to its hotel properties in 2001, including approximately $10.3 million in renovations required by franchisors. In 2002, the Partnership expects to fund approximately $10.0 million of capital improvements for the Hotels.

SEASONALITY

The Hotels' operations historically have been seasonal in nature, generally reflecting higher occupancy rates during the second and third quarters. This seasonality can be expected to cause fluctuations in the Company's quarterly results of operations.

TAX STATUS

The Company intends to operate so as to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). As long as the Company qualifies for taxation as a REIT, with certain exceptions, the Company will not be taxed at the corporate level on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute annually at least 90% of its taxable income. Failure to qualify as a REIT will render the Company subject to tax (including any applicable minimum tax) on its taxable income at regular corporate rates and distributions to the shareholders in any such year will not be deductible by the Company. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property. In connection with the Company's election to be taxed as a REIT, the Company's Charter imposes certain restrictions on the transfer of shares of Common Stock. The Company has adopted the calendar year as its taxable year.

The RMA, which generally took effect on January 1, 2001, includes several REIT provisions (the "REIT Provisions") which revised extensively the existing tax rules applicable to taxable REIT subsidiaries ("TRSs"). Under the REIT Provisions, the Company is allowed to own all of the stock in TRSs. In addition, a TRS is allowed to perform "non-customary" services for hotel guests and is permitted to enter into many new businesses. However, a TRS is not allowed to manage hotels. Each TRS is required to enter into management contracts for the Company's hotels with independent third party management companies. The use of TRSs, however, is subject to certain restrictions, including the following:

        o no more than 20% of the REIT's assets may consist of securities of its TRSs;
        o the tax deductibility of interest paid or accrued by a TRS to its affiliated REIT is limited; and
        o a 100% excise tax is imposed on non-arm's length transactions between a TRS and its affiliated REIT or the REIT's tenants.

As a result of the opportunities offered by the RMA, the Company has terminated or assigned the Percentage Leases with the Interstate and Prime Lessees and entered into new Percentage Leases with the TRS Lessees for all the Hotels. On the 2001 Effective Date, the TRS Lessees entered into new management agreements with CHC (for 55 Hotels), Promus (for 20 Hotels) and Crestline (for two Hotels). On the 2002 Effective Date, the TRS Lessees entered into new management agreements with Prime's subsidiaries for 19 Hotels and with Waterford for the Company's hotel in Burlington, Vermont.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, "believes", "anticipates", "expects" and words of similar import. Such forward-looking statements relate to future events, the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified, or incorporated by reference in this report, including the Company's Current Report on Form 8-K filed on March 25, 2002 and in any other documents filed by the Company with the Securities and Exchange Commission that could cause actual results to differ. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ENVIRONMENTAL MATTERS

In connection with the Partnership's acquisition of the Hotels, Phase I environmental site assessments ("ESAs") were obtained on all of the Hotels. The Phase I ESAs included historical review of the Hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screenings for hazardous and toxic substances and underground storage tanks, and the preparation and issuance of a written report. The Phase I ESAs did not include invasive procedures to detect contaminants from former operations on the Hotels or migrating from neighbors or caused by third parties. The Phase I ESAs have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets, results of operations or liquidity, nor is the Company aware of any such liability or material environmental issues.

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

 Howard A. Silver             President, Chief Operating Officer and Director

 Donald H. Dempsey            Executive Vice President, Chief Financial Officer,
                                Secretary, Treasurer and Director

 Phillip H. McNeill, Jr.      Executive Vice President of Development

 J. Ronald Cooper             Vice President, Assistant Secretary, Assistant
                                Treasurer and Controller

Certain biographical information required under this section for Messrs. McNeill, Sr., Silver and Dempsey, as directors and executive officers of the Company, is incorporated by reference from the section entitled "The Election of Directors" in the Proxy Statement.

Phillip H. McNeill, Jr. (age 40) is Executive Vice President of Development of the Company. From 1994 to 1996, he served as President of Trust Leasing, Inc., formerly McNeill Hotel Co., Inc., the Company's former lessee (the "Former Lessee"), and from 1984 to 1996 served as Vice President of Trust Management, Inc., formerly McNeill Hospitality Corporation, which was an affiliate of the Former Lessee. Mr. McNeill is the son of Phillip H. McNeill, Sr. and holds a B.B.A. from the University of Memphis and is a graduate of the Northwestern School of Mortgage Banking.

J. Ronald Cooper (age 53) is Vice President, Assistant Secretary, Assistant Treasurer and Controller of the Company. From 1994 to 1996, he was Controller and Director of Financial Reporting for the Former Lessee and joined the Former Lessee in October 1994. Mr. Cooper has been a certified public accountant since 1972. From 1978 until joining the Former Lessee, Mr. Cooper was employed as Secretary, Treasurer and Controller of Wall Street Deli, Inc., a publicly-owned delicatessen company. Prior to that, Mr. Cooper was a certified public accountant with the national accounting firm of Coopers & Lybrand L.L.P. from 1970 to 1976. Mr. Cooper holds a B.S. degree in accounting from Murray State University.

ITEM 2.       PROPERTIES

The following table sets forth certain information for the year ended December 31, 2001 with respect to the Hotels owned by the Company for such period:


                                                Year Ended December 31, 2001
                                                                                                          Revenue
                                       Number                    Hotel Net                    Average       Per
                            Date        Of           Room        Operating                     Daily     Available
                           Opened      Rooms       Revenue(1)    Income (1)       Occupancy    Rate      Room (3)
                           ------      -------     ----------    ----------       ---------   -------    ---------

Hotels operated under
    management contracts:
-------------------------
Hampton Inn:
   Albany, New York         1986         154       $  3,784         $1,823          69.3%      $97.14     $67.32
   Ann Arbor, Michigan      1986         150          2,903          1,307          66.9%      $79.74     $53.38
   Atlanta (Northlake),
       Georgia              1988         130          1,685            461          56.8%      $63.01     $35.79
   Austin, Texas            1987         122          2,144            913          63.5%      $76.38     $48.54
   Baltimore (Glen Burnie),
       Maryland             1989         116          2,674          1,188          74.3%      $85.80     $63.71
   Beckley, West Virginia   1992         108          2,107          1,019          78.7%      $67.90     $53.44
   Birmingham (Mountain
       Brook), Alabama      1987         131          2,130            869          65.7%      $68.37     $44.89
   Birmingham (Vestavia),
       Alabama              1986         123          1,703            501          62.4%      $60.75     $37.94
   Chapel Hill, North
       Carolina             1986         122          1,953            749          59.8%      $73.29     $43.86
   Charleston, South
       Carolina             1985         125          1,655            518          61.4%      $59.10     $36.27
   Chattanooga, Tennessee   1988         168          2,625            834          69.6%      $61.84     $43.06
   Chicago (Gurnee),
       Illinois             1988         134          2,016            763          57.0%      $72.33     $41.22
   Chicago (Naperville),
       Illinois             1987         130          2,603          1,324          72.4%      $76.96     $55.71
   Cleveland, Ohio          1987         123          1,860            798          61.2%      $67.70     $41.44
   College Station, Texas   1986         135          2,282          1,014          68.9%      $67.67     $46.65
   Colorado Springs,
       Colorado             1985         128          1,567            510          45.5%      $73.65     $33.54
   Columbia, South
       Carolina             1985         121          1,555            469          55.9%      $63.23     $35.34
   Columbus, Georgia        1986         119          1,878            796          67.2%      $64.91     $43.61
   Columbus (Dublin), Ohio  1988         123          2,082            920          60.7%      $76.36     $46.37
   Dallas (Addison), Texas  1985         160          1,977            645          49.6%      $68.72     $34.07
   Dallas (Richardson),
       Texas                1987         130          2,018            799          58.0%      $73.27     $42.52
   Denver (Aurora),
       Colorado             1985         132          1,634            498          53.8%      $63.48     $34.18
   Detroit (Madison
       Heights), Michigan   1987         124          2,511          1,278          69.1%      $80.29     $55.47
   Detroit (Northfield),
       Michigan             1989         125          2,679          1,283          65.7%      $89.41     $58.72
   Fayetteville, North
       Carolina             1986         122          1,283            351          49.8%      $57.86     $28.82
   Ft. Worth, Texas         1987         125          1,425            402          53.3%      $58.61     $31.24
   Gastonia, North
       Carolina             1989         109          1,553            583          60.5%      $64.51     $39.05
   Indianapolis, Indiana    1987         129          2,223          1,002          66.6%      $70.89     $47.20
   Jacksonville, Florida    1986         122          1,792            549          64.4%      $62.62     $40.34
   Kansas City (Overland
       Park), Kansas        1991         134          2,356            970          65.3%      $73.79     $48.16
   Kansas City, Missouri    1987         120          2,133            802          63.8%      $76.37     $48.69
   Knoxville, Tennessee     1991         118          1,745            588          65.4%      $61.93     $40.50
   Little Rock (North),
       Arkansas             1985         123          1,286            233          51.5%      $55.63     $28.64
   Louisville, Kentucky     1986         119          1,759            708          61.8%      $66.10     $40.84
   Memphis (Poplar),
       Tennessee            1985         126          2,451          1,072          70.2%      $76.74     $53.87
   Memphis (Sycamore
       View), Tennessee     1984         117          1,346            321          55.9%      $56.93     $31.80
   Meriden, Connecticut     1988         125          2,340          1,105          61.2%      $84.48     $51.71
   Milford, Connecticut     1986         148          2,995          1,378          66.8%      $82.99     $55.43
   Morgantown, West
       Virginia             1991         108          2,128          1,061          69.2%      $78.06     $53.99
   Nashville (Briley
       Parkway), Tennessee  1987         120          2,152            849          68.1%      $72.52     $49.36
   Norfolk, Virginia        1990         119          1,911            819          66.4%      $66.28     $43.99
   Pickwick, Tennessee      1994          50            653             93          52.3%      $68.39     $35.79
   San Antonio (Bowie),
       Texas                1995         169          3,676          1,925          66.8%      $89.17     $59.59
   Sarasota, Florida        1987          97          1,013             49          43.4%      $66.00     $28.61
   Scottsdale, Arizona      1996         126          1,868            816          48.5%      $83.67     $40.61


                                                Year Ended December 31, 2001
                                                                                                        Revenue
                                       Number                    Hotel Net                    Average     Per
                            Date        Of           Room        Operating                     Daily    Available
                           Opened      Rooms       Revenue(1)    Income (1)       Occupancy    Rate     Room (3)
                           ------      -------     ----------    ----------       ---------   -------   ---------

Hampton Inn (Continued):
   Scranton, Pennsylvania   1994         129          2,570          1,116          72.1%      $75.71     $54.58
   State College,
       Pennsylvania         1987         120          2,173          1,028          61.2%      $81.04     $49.61
   St. Louis (Westport),
       Missouri             1987         122          2,012            753          63.9%      $70.72     $45.18

Hampton Inn & Suites:
   Memphis (Bartlett),
       Tennessee            1998         125          2,362            900          73.0%      $70.95     $51.76

Comfort Inn:
   Dallas (Arlington),
       Texas                1985         141          1,283            300          45.8%      $54.42     $24.93
   Jacksonville Beach,
       Florida              1973         177          4,114          1,711          71.9%      $88.51     $63.68
   Rutland, Vermont         1985         104          1,797            785          64.3%      $73.60     $47.35

Residence Inn:
   Boise, Idaho             1986         104          2,780          1,229          84.1%      $87.07     $73.24
   Burlington, Vermont      1988          96          1,861            582          60.2%      $88.16     $53.11
   Colorado Springs,
       Colorado             1984          96          2,327            973          78.6%      $84.52     $66.40
   Minneapolis (Eagan),
       Minnesota            1988         120          2,988          1,477          78.9%      $86.44     $68.22
   Oklahoma City,
       Oklahoma             1982         135          2,873          1,177          75.7%      $77.01     $58.30
   Omaha, Nebraska          1981          80          2,039            790          80.0%      $87.28     $69.82
   Portland, Oregon         1990         168          4,147          2,158          66.8%     $101.26     $67.64
   Princeton, New Jersey    1988         208          6,457          3,610          72.2%     $117.78     $85.05
   Somers Point,
       New Jersey           1988         120          3,795          1,716          78.6%     $110.27     $86.64
   Tinton Falls, New
       Jersey               1988          96          3,636          1,946          83.7%     $124.03    $103.76
   Tucson, Arizona          1985         128          3,142          1,432          81.7%      $82.27     $67.25

Holiday Inn:
   Bluefield, West
       Virginia             1980         120          1,897            741          64.1%      $67.61     $43.32
   Charleston (Mt.
       Pleasant), South
       Carolina             1988         158          1,953             82          42.9%      $78.91     $33.86
   Oak Hill, West Virginia  1983         119          1,247            303          45.8%      $62.71     $28.70
   Wilkesboro, North
       Carolina             1985         101          1,453            612          62.0%      $64.20     $39.80
   Winston-Salem, North
       Carolina             1969         160          1,630            198          46.4%      $60.53     $28.09

Homewood Suites:
   Augusta, Georgia         1997          65          1,648            735          75.2%      $92.29     $69.45
   Chicago, Illinois        1999         235          8,489          3,422          75.8%     $131.62     $99.81
   Cincinnati
       (Sharonville), Ohio  1990         111          2,019            781          60.9%      $81.83     $49.83
   Hartford, Connecticut    1990         132          4,086          1,985          71.1%     $119.35     $84.80
   Memphis (Germantown),
       Tennessee            1996          92          1,940            650          69.0%      $83.76     $57.76
   Orlando, Florida         1999         252          6,162          2,443          78.7%      $85.10     $66.99
   Phoenix, Arizona         1996         124          3,453          1,630          74.9%     $101.93     $76.30
   San Antonio, Texas       1996         123          2,920          1,199          77.2%      $84.30     $65.05
   Seattle, Washington      1998         161          4,963          2,588          72.7%     $116.19     $84.46


                                                                                                         Revenue
                                       Number                                                 Average     Per
                            Date        Of           Room           Lease                      Daily    Available
                           Opened      Rooms       Revenue(1)    Payment (1)(2)   Occupancy    Rate     Room (3)
                           ------      -------     ----------    --------------   ---------   -------   ---------
Hotels operated under
    Percentage Leases:
AmeriSuites:
   Albuquerque, New Mexico  1997         128          2,606          1,341          83.5%      $66.76     $55.78
   Baltimore, Maryland      1996         128          3,386          1,798          79.6%      $90.99     $72.47
   Baton Rouge, Louisiana   1997         128          2,211          1,144          63.1%      $75.07     $47.33
   Birmingham, Alabama      1997         128          2,167          1,002          62.5%      $74.25     $46.38

                                                           Year Ended December 31, 2001

                                                                                                         Revenue
                                       Number                                                 Average     Per
                            Date        Of           Room           Lease                      Daily    Available
                           Opened      Rooms       Revenue(1)    Payment (1)(2)   Occupancy    Rate     Room (3)
                           ------      -------     ----------    --------------   ---------   -------   ---------
AmeriSuites (Continued):
   Cincinnati (Blue Ash),
       Ohio                 1990         127          1,277            837          42.9%      $64.17     $27.55
   Cincinnati (Forest
       Park), Ohio          1992         126          1,765            744          51.3%      $74.76     $38.39
   Columbus, Ohio           1994         126          2,367          1,061          69.1%      $74.52     $51.48
   Flagstaff, Arizona       1993         117          1,793            735          66.1%      $63.50     $41.99
   Indianapolis, Indiana    1992         126          2,283          1,085          60.2%      $82.49     $49.63
   Jacksonville, Florida    1996         112          1,652            714          62.9%      $64.19     $40.40
   Las Vegas, Nevada        1998         202          4,659          2,398          78.1%      $80.94     $63.19
   Kansas City (Overland
       Park), Kansas        1994         126          2,222          1,299          61.3%      $78.82     $48.30
   Memphis (Wolfchase),
       Tennessee            1996         128          2,000            991          58.5%      $73.15     $42.81
   Miami, Florida           1996         126          2,965          1,628          84.5%      $76.32     $64.47
   Miami (Kendall),
       Florida              1996          67          2,147          1,297          83.5%     $105.16     $87.78
   Minneapolis, Minnesota   1997         128          2,769          1,345          74.3%      $79.76     $59.27
   Nashville, Tennessee     1997         128          2,134          1,123          63.4%      $72.02     $45.68
   Richmond, Virginia       1992         126          1,816          1,208          59.3%      $66.55     $39.50
   Tampa, Florida           1994         126          3,220          1,796          75.2%      $93.16     $70.06
                                      ------        -------                       ------      -------     ------

Consolidated Totals/Weighted
    Average for all Hotels            12,284       $233,768                       65.50%       $79.79     $52.23
                                      ======       ========                       =====        ======     ======

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2001, through the solicitation of proxies or otherwise.

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

(a)      Market Information

The Company's common stock, $.01 par value (the "Common Stock") is traded on the New York Stock Exchange (the "NYSE") under the symbol "ENN." The following table sets forth for the indicated periods the high and low closing prices for the Common Stock as traded through the facilities of the NYSE and the cash distributions declared per share:


                                               Price Range               Distributions
                                               -----------                 Declared
                                            High            Low            Per Share                Date
                                           --------       -------        -------------       --------------------
Year Ended December 31, 2000:
     First Quarter                          $7-1/16       $6-5/16            $0.31           March 31, 2000
     Second Quarter                              $7        $6-1/8            $0.25           June 30, 2000
     Third Quarter                         $6-15/16        $6-1/8            $0.25           September 30, 2000
     Fourth Quarter                        $6-13/16        $5-1/2            $0.25           December 29, 2000

Year Ended December 31, 2001:
     First Quarter                            $8.22         $6.31            $0.25           March 31, 2001
     Second Quarter                           $9.87         $6.55            $0.25           June 29, 3001
     Third Quarter                            $9.85         $6.01            $0.25           September 28, 2001
     Fourth Quarter                           $8.72         $6.61            $0.00           N/A


(b)      Stockholder Information

On March 5, 2002, there were 868 record holders of the Company's Common Stock, including shares held in "street name" by nominees who are record holders, and approximately 21,500 beneficial owners.

(c)      Distributions

The Company has adopted a policy of paying regular quarterly distributions on its Common Stock, and cash distributions have been paid on the Company's Common Stock each quarter since its inception, through the third quarter of 2001. Due to the economic impact of the events of September 11, 2001 on the lodging industry, the Company did not declare or pay a dividend for the fourth quarter of 2001. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial purposes primarily due to the difference for federal tax purposes in the estimated lives used to compute depreciation.

The Company expects to pay future quarterly dividends, beginning in the first quarter of 2002. The amount of future dividends will be based upon operating results, economic conditions, capital expenditure requirements and leverage restrictions imposed by the Company's line of credit. Future distributions paid by the Company will be at its Board of Directors' sole discretion and will depend on the Company's actual cash flow, its financial condition, capital requirements, the Code's REIT annual distribution requirements and other relevant factors.

A portion of the distribution to shareholders is expected to represent a return of capital for federal income tax purposes which generally will not be subject to federal income tax under current law. The Company's distributions made in 2001 and 2000 are considered to be approximately 21% and 54% return of capital, respectively, for federal income tax purposes.

(d)      Recent Sales of Unregistered Securities

The Company has no such transactions to report for the year ended December 31, 2001.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data for the Company that has been derived from the financial statements of the Company and the notes thereto. Such data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto.

                                EQUITY INNS, INC
                             SELECTED FINANCIAL DATA
                      (in thousands, except per share data)

                                                                  Year Ended December 31,
                                           2001          2000             1999          1998          1997
                                         --------      --------         --------      --------      --------
Operating Data:
     Revenue (2)                         $226,060      $116,810         $117,294      $107,436       $71,095
     Net income                            10,164        16,340           29,316        31,595        23,543
     Preferred stock dividends              6,531         6,531            6,531         3,374
     Net income applicable to common
         shareholders                       3,633         9,809           22,785        28,221        23,543
     Income before extraordinary
         item per common share                .10           .27              .61           .78           .88

     Net income per common share,
         basic and diluted                    .10           .27              .61           .78           .82

     Distributions declared per
         common share and Unit                .75          1.06             1.24          1.24          1.14

     Weighted average number of
         common shares and Units
         outstanding-diluted               38,036        37,960           38,570        38,001        29,963

Balance Sheet Data:

     Investments in hotel properties,
         net                             $751,891      $772,411         $814,537      $790,132      $617,072

     Total assets                         778,079       801,743          832,119       807,023       635,525

     Debt                                 384,166       383,403          381,175       331,394       233,206

     Minority interest in Partnership       9,512        10,370           12,008        19,070         19,035

     Shareholders' Equity                 358,164       383,786          412,252       431,264       360,172

Cash Flow Data:
     Cash flows provided by
         operating activities              68,568        58,010           71,515        69,386        50,402
     Cash flows  used in investing
          activities                      (20,925)       (2,201)         (61,899)     (193,539)     (314,089)
     Cash flows provided by (used in)
         financing activities             (44,077)      (55,377)          (9,655)      124,363       263,748

Other Data:

     Funds from operations (1)            $44,646       $53,729          $61,180       $64,985       $45,748

(1) Represents Funds from Operations ("FFO") of the Company on a consolidated basis. The Company generally considers FFO to be an appropriate measure of the performance of an equity REIT. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation, and after adjustment for unconsolidated partnerships and joint ventures. The Company's computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments with respect to indebtedness on the hotels.

(2) During 2000, the Company's revenue was primarily rental income from the Interstate Lessees and the Prime Lessees. As a result of the termination of the Interstate leases, beginning in 2001, the Company's consolidated results of operations reflect hotel-level revenues and operating costs and expenses for 75 hotels previously leased to the Interstate Lessees and two additional hotels previously operated under management contracts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Equity Inns, Inc. (the "Company") is a self-advised hotel real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at December 31, 2001 owned an approximate 96.8% interest in the Partnership.

At December 31, 2001, the Partnership and its affiliates owned 96 hotel properties with a total of 12,284 rooms in 34 states (the "Hotels"). In order to qualify as a REIT, the Company and the Partnership cannot operate hotels. Effective January 1, 2001 (the "2001 Effective Date") under the federal REIT Modernization Act (the "RMA"), the Company and its affiliates (1) terminated or assigned all existing operating leases providing for payment of percentage rent (the "Percentage Leases") between the Company and certain affiliates of Interstate Hotels Corporation ("IHC") leasing 75 of the Hotels (the "Interstate Lessees") and (2) terminated related lease guaranties with Interstate Hotels, L.L.C. and Wyndham International, Inc. and (3) entered into new Percentage Leases with wholly-owned taxable REIT subsidiaries of the Company (the "TRS Lessees") for the lease of 77 hotels. The terms of the Percentage Leases with the TRS Lessees are substantially identical to the Percentage Leases terminated with the Interstate Lessees.

Through December 31, 2001, the Partnership and its affiliates continued to lease 19 AmeriSuites Hotels to wholly-owned subsidiaries (the "Prime Lessees") of Prime Hospitality Corporation ("Prime"), with all payments due under those Percentage Leases guaranteed by Prime. Effective as of January 1, 2002 (the "2002 Effective Date"), the Company and its affiliates terminated (1) the existing Percentage Leases between the Company and the Prime Lessees and (2) the related lease guarantees. The Company also entered into new Percentage Leases with its TRS Lessees for such 19 Hotels, on terms substantially identical to those of the terminated leases.

Under the RMA, the TRS Lessees are required to enter into management agreements with eligible independent contractors to manage the hotels. On the 2001 Effective Date, the TRS Lessees entered into new management agreements for the 77 Hotels as follows: Promus Hotels, Inc. ("Promus") for 20 Hotels; Crestline Hotels & Resorts, Inc. ("Crestline") for two Hotels; and Crossroads Hospitality Company, L.L.C., an IHC affiliate ("CHC") for 55 Hotels. On the 2002 Effective Date, the TRS Lessees entered into new management agreements for the 19 AmeriSuites Hotels with Prime's subsidiaries and one of the TRS Lessees also entered into a new management agreement with Waterford Hotel Group, Inc. ("Waterford") for the Company's hotel in Burlington, Vermont. Rents generated by the Percentage Leases with the TRS Lessees are eliminated in consolidation, while actual operating results of all of the Company's hotels leased by the TRS Lessees are included in the Company's financial statements. Therefore, the Company's consolidated results of operations with respect to the 77 hotels managed by Promus, Crestline and CHC from the 2001 Effective Date are not comparable to 2000 results.

Recent Developments

Since its inception, the Company has taken steps to position itself for growth and stability. Several changes have occurred since December 31, 2000 which add significantly to these efforts. These events are as follows:

     Interest Rate Swaps

     On January 16, 2001, the Company entered into an interest rate swap agreement with a financial institution on a notional principal amount of $50 million. The agreement effectively fixes the interest rate on floating rate debt at a rate of 6.4275%, plus 1.5%, 1.75%, 2.0%, 2.25%, 2.5% or
     2.75% as determined by the Company's percentage of total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the loan agreement for the Line of Credit (the "Percentage"). The swap agreement will expire in October 2003.

     Debt Covenant Modifications

     In December 2001, the Company negotiated an amendment to its $125 million secured line of credit (the "Line of Credit"). The amendment modifies certain of the financial covenants contained in the Line of Credit and is effective beginning in the fourth quarter of 2001 through the fourth quarter of 2002. The Line of Credit expires in October 2003.

     Action Taken as a Result of RMA Legislation

     The Company terminated or assigned all 75 of its Percentage Leases with the Interstate Lessees effective January 1, 2001. Effective January 1, 2002, the Company terminated the remaining 19 leases with the Prime Lessees. No remuneration was exchanged for the termination of the leases. This action was precipitated by the recent enactment of the RMA, which enables REITs such as the Company to gain greater control of their properties by establishing taxable subsidiaries to function as lessees, with hotel management provided by independent companies.

Results of Operations

During 2000, the Company's revenue was primarily rental income from the Interstate Lessees and the Prime Lessees. As a result of the termination of the Interstate leases, beginning in 2001, the Company's consolidated results of operations reflect hotel-level revenues and operating costs and expenses for 75 hotels previously leased to the Interstate Lessees and two additional hotels previously operated under management contracts. In order to provide a clearer understanding and comparability of the Company's results of operations, in addition to the discussion of the historical results, the Company has presented an unaudited recap of Percentage Lease revenue which compares the historical results related to Percentage Lease revenue for the years ended December 31, 2000 and 2001. The Company has also presented the pro forma condensed consolidated operating results of 77 hotels not subject to third party leases for the years ended December 31, 2000 and 2001. The pro forma recap of operating results of the 77 hotels not subject to third party leases for the year ended December 31, 2000 reflects the termination of the Interstate leases as if it occurred on January 1, 2000, and a discussion of the results thereof compared to the Company's historical results for the year ended December 31, 2001.

Because of the significant changes to the Company's structure as a result of the termination of the Interstate leases effective January 1, 2001, management believes that a discussion of the Company's 2001 historical results compared to its 2000 actual results for the properties subject to the Prime Leases (see "Recap of Percentage Lease Revenue") and pro forma results for the 77 hotels not subject to third party leases (see "Recap of Operating Results of 77 Hotels Not Subject to Third Party Leases") is meaningful and relevant to an investor's understanding of the Company's present and future operations. The 2000 pro forma adjustments to reflect the termination of the

Interstate leases are as follows:

o record hotel-level revenues and expenses and eliminate historical percentage lease revenue with respect to the 77 properties;
o record the minority interest effect related to the outside ownership in the Partnership;
o reverse the recording in operations of the deferred lease revenue as a result of the termination of the Interstate leases; and
o record the tax provision attributable to the income of the TRS Lessees at an effective tax rate of 38%.

The pro forma financial information does not purport to represent what the Company's results of operations or financial condition would actually have been if the transactions had in fact occurred at the beginning of 2000 or to project the Company's results of operations or financial condition for any future period. The pro forma financial information is based upon available information and upon assumptions and estimates that management believes are reasonable under the circumstances.

The following tables separately set forth a comparison of both the Company's hotels leased to the Prime Lessees and the hotels leased to the TRS Lessees.

                        Recap of Percentage Lease Revenue
                        ---------------------------------
                                 (in thousands)
                                                  For the Years Ended
                                                      December 31,
                                                 ----------------------
                                                   2001           2000
                                                 -------        -------
Percentage rents collected or due from
   Prime Lessee                                  $23,545        $24,992
Recognition of deferred lease revenue from
   termination of Interstate leases                1,386
                                                --------        -------

Percentage Lease Revenue                         $24,931        $24,992
                                                 =======        =======

           Recap of Hotel Revenue and Operating Expenses of 77 Hotels
                       Not Subject to Third Party Leases
           ----------------------------------------------------------
                                 (in thousands)

                                                  For the Years Ended
                                                      December 31,
                                                ------------------------
                                                               Pro Forma
                                                  2001           2000
                                                --------       ---------
Hotel revenue                                   $199,009       $204,146
Hotel operating expenses, including
   management fees                              (121,467)      (120,031)


Comparison of the Company's operating results for the year ended December 31, 2001 with the year ended December 31, 2000

The decrease in lease revenue from the 19 hotels leased to the Prime Lessees is due primarily to a decrease in revenue per available room ("REVPAR") of 7.4% over the comparable period in 2000. The decrease in hotel revenues from the 77 hotels not subject to third party leases is due to a 2.0% decrease in REVPAR. On a same store and comparable basis, REVPAR for all hotels owned by the Company throughout both periods decreased by 3.1% from $54.00 to $52.23. The effect of the weakened national economy and the dramatic national events that occurred on September 11, 2001 had a material effect on the Company's REVPAR, particularly in the fourth quarter, where REVPAR decreased by 8.2%.

Other income increased by $1.1 million over the comparable period in 2000. The Company entered into an agreement with one of its furniture and equipment contractors to form a joint venture for the purpose of engaging in the sale of furniture and equipment to third parties. The Company provided certain management services to its joint venture partner in 2001 and was compensated $1.1 million for such services.

Hotel operating expenses, on a pro forma basis, increased by $1.4 million. This increase in expenses for the period is due primarily to increases in sales and marketing expenses.

On a historical basis, total revenue and total expenses increased $109.2 million and $122.5 million, respectively in 2001 over 2000 as a result of reporting hotel operating revenues and expenses in 2001 compared to reporting percentage lease revenue in 2000 as a result of the aforementioned termination of the Interstate leases on January 1, 2001.

Real estate and personal property taxes decreased approximately $1.4 million over the comparable period in 2000 due to successful settlement of several appeals on 2000 taxes, resulting in significant refunds of taxes paid in 2000.

Depreciation and amortization increased to $41.3 million in 2001 from $40.5 million in 2000, due primarily to capitalized renovation costs at certain hotels.

Interest expense decreased to $31.0 million from $32.3 million in 2000 due primarily to a decrease in weighted average interest rates from 8.44% to 8.14% in 2001.

Amortization of loan costs increased to $2.0 million from $1.7 million in 2000, reflecting a full year's amortization of costs associated with the refinancing of a significant amount of the Company's variable rate debt with fixed rate debt in late 2000.

General and administration expenses decreased by approximately $300,000 over the comparable period in 2000. This decrease is primarily attributable to a decrease in legal and professional fees as compared to 2000 which were incurred in the conversion of the Company's leases to management contracts and to the establishment of taxable REIT subsidiaries to serve as Lessees.

An impairment of long-lived assets of $550,000 was recorded in 2001 as the Company made the decision to abandon a project to construct a hotel on an undeveloped parcel of land in Salt Lake City, Utah and consequently, recorded an impairment charge to write the land down to its estimated net realizable value at December 31, 2001.

An allowance for doubtful accounts was established against the Company's notes receivable from Hudson Hotels Properties Corporation and Rosemont Hospitality Group, L.L.C. in the amount of $3.3 million based on the Company's current evaluation of the creditworthiness of these parties. The allowance established has fully reserved for the notes as of December 31, 2001.

Effective January 1, 2001 the Company leases its hotels to wholly-owned taxable REIT subsidiaries that are subject to federal and state income taxes. In years ending before January 1, 2001, the Company was not subject to federal and state income tax because of its REIT status. Consequently, the Company recorded a deferred federal income tax benefit in 2001 in the amount of $3.5 million which is comprised of net operating loss carryforwards generated by the Company's taxable REIT subsidiaries.

Net income applicable to common shareholders for 2001 was $3.6 million or $0.10 per share, compared to $9.8 million or $0.27 per share for 2000.

Comparison of the Company's operating results for the year ended December 31, 2000 with the year ended December 31, 1999

For the year ended December 31, 2000, the Company had total revenue of $116.8 million, consisting substantially of Percentage Lease revenue. This compares with total revenue of $117.3 million for the year ended December 31, 1999.

Decreases in revenue from hotel operations for the year ended December 31, 2000 as compared to 1999 are due to the recognition in 1999 of $2 million in percentage revenue applicable to the amendment of the Company's leases with the Interstate Lessees, partially offset by (i) a .9% increase in REVPAR for comparable hotels and (ii) a full year of operations in 2000 of two hotels acquired in 1999.

Real estate and personal property taxes increased over the comparable period in 1999 due primarily to taxes on two large extended stay hotels purchased in mid-1999 that were not assessed at full value until 2000.

Depreciation and amortization increased to $40.5 million from $38.9 million over the comparable period in 1999 due primarily to capitalized renovation costs at certain hotels.

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

General and administration expenses increased to $5.6 million, an increase of $571,000 over 1999. This increase is primarily attributable to legal and professional fees incurred in the conversion of the Company's leases to management contracts and the establishment of the TRS Lessees.

Net income applicable to common shareholders for 2000 was $9.8 million or $0.27 per share, compared to $22.8 million or $0.61 per share for 1999.

Liquidity and Capital Resources

The Company's principal source of cash to meet its cash requirements, including distributions to its shareholders, is its cash distributions from the Partnership. At December 31, 2001, the Partnership's principal source of revenue was a combination of lease payments from the hotels leased by the Prime Lessees and net operating income from the 77 hotels leased by the TRS Lessees, and the Company's liquidity, including its ability to make distributions to shareholders, was dependent upon the Prime Lessees' ability to make payments under the Percentage Leases and upon the cash flow from the 77 hotels leased by the TRS Lessees. Effective January 1, 2002, the Company's liquidity and ability to make distributions to its shareholders will be dependent upon the cash flows from the TRS Lessees.

Cash and cash equivalents were $4,359,000 at December 31, 2001, compared to $793,000 at December 31, 2000. Excess cash balances are used to reduce the Company's outstanding debt. For the year ended December 31, 2001, cash flow provided by operating activities was $68.6 million.

The Company may make additional investments in hotel properties and may incur, or cause the Partnership to incur, indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Internal Revenue Code of 1986 (the "Code") to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's Board of Directors has adopted a policy limiting aggregate indebtedness to 45% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness. This policy may be amended at any time by the Board of Directors without shareholder vote. The Company's consolidated indebtedness was 41.8% of its investments in hotels, at cost, at December 31, 2001.

At December 31, 2001, the Company's consolidated debt was $384.2 million, comprised of $70.9 million of Commercial Mortgage Bonds and $211.3 million of non-recourse mortgage debt. In addition, the Company had $102 million outstanding under the Line of Credit. The Line of Credit has a borrowing capacity of $125 million and is due in November 2003. The weighted average interest rate incurred by the Company in 2001 was 8.14%. Maturities under the Company's debt in 2002 are approximately $5.1 million.

On January 16, 2001, the Company entered into an interest rate swap agreement with a financial institution on a notional principal amount of $50 million. The agreement effectively fixes the interest rate on floating rate debt at a rate of 6.4275% plus 1.50%, 1.75%, 2.00%, 2.25%, 2.50% or 2.75% as determined by the
Percentage. The swap agreement will expire in November 2003.

During 2001, the Company invested $22.2 million, including $10.3 million for renovations required by franchisors, to fund capital improvements to its hotels, including replacement of carpets, drapes, renovation of common areas and improvements of hotel exteriors. In addition, the Company expects to fund approximately $10.0 million in 2002 for capital improvements.

The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowings under the Line of Credit. Under certain of its loan covenants, the Partnership is obligated to fund 4% of room revenues per quarter on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the Hotels. For the years ended December 31, 2001 and 2000, the amounts expended exceeded the amounts required under the loan covenants.

The Company has elected to be treated as a REIT under the Internal Revenue Code. Prior to January 1, 2001, the Company, as a REIT, was not subject to federal income taxes. Under the Tax Relief Extension Act of 1999 that became effective January 1, 2001, the Company leases its hotels to wholly-owned taxable REIT subsidiaries that are subject to federal and state income taxes. The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No., 109, "Accounting for Income Taxes." Under SFAS 109, the Company uses the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

REITs are subject to a number of organizational and operational requirements. For example, for federal income tax purposes, a REIT, and therefore the Company, is required to pay distributions of at least 90% of its taxable income to its shareholders. The Company intends to pay these distributions from operating cash flows. During 2001, the Partnership distributed an aggregate of $28.5 million to its partners, or $.75 per Unit (including $27.6 million of distributions to the Company to fund distributions to shareholders of $.75 per share in 2001). During 2000, the Partnership distributed an aggregate of $40.2 million to its partners, or $1.06 per share in 2000. For federal income tax purposes, approximately 21% of 2001 distributions represented a return of capital, compared with approximately 54% for 2000.

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

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional equity securities of the Company or, in connection with acquisitions of hotel properties, the issuance of Partnership Units. Under the Partnership's limited partnership agreement (the "Partnership Agreement"), subject to certain holding period requirements, holders of Units in the Partnership have the right to require the Partnership to redeem their Units. During the year ended December 31, 2001, 11,421 Units were tendered for redemption. Under the Partnership Agreement, the Company has the option to redeem Units tendered for redemption on a one-for-one basis for shares of Common Stock or for an equivalent amount of cash. The Company anticipates that it will acquire any Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock and, to date, has registered such shares so as to be freely tradeable by the recipient.

Funds from Operations

The Company generally considers Funds from Operations ("FFO") to be an appropriate measure of the performance of an equity REIT. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. For the periods presented, depreciation and minority interest were the Company's only adjustments to net income for the definition of FFO. The Company's computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments with respect to indebtedness on the hotels.

The following reconciliation of net income to FFO illustrates the difference in the two measures of operating performance:

                                                For the Years Ended December 31,
                                                   2001                2000
                                                 -------              -------
                                                  (in thousands, except per
                                                     share and Unit data)
Net income                                       $10,164              $16,340

Less:
    Gain on sale of hotel properties                 (83)
    Preferred stock dividends                     (6,531)              (6,531)

Add:
    Minority interest                                119                  337
    Depreciation of buildings,
        furniture and fixtures                    40,977               40,267
    Loss on sale of hotel properties                                   3,316
                                                 -------              ------

Funds from Operations                             44,646               53,729

Add non-recurring items:
    Provision for doubtful accounts                2,592
    Impairment of long-lived assets                  550
                                                 -------              ------

Recurring Funds From Operations                  $47,788              $53,729
                                                 =======              =======

Weighted average number of
    common shares and Units
    outstanding                                   38,036               37,960
                                                 =======              =======

Inflation

Operators of hotels in general have the ability to adjust room rates quickly. However, competitive pressures may limit the Company's ability to raise room rates in the face of inflation.

Seasonality

Hotel operations historically are seasonal in nature, generally reflecting higher occupancy rates during the second and third quarters. This seasonality can be expected to cause fluctuations in the Company's quarterly results of operations.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset." The Statement requires that long- lived assets to be disposed of by sale be considered held and used until they are disposed of. The Statement requires that long-lived assets to be disposed of by sale be accounted for under the requirements of SFAS No. 121 which requires that such assets be measured at the lower of carrying amount or fair value less cost to sell and to cease depreciation. SFAS No. 144 requires a probability-weighted cash flow estimation approach with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range of possible future cash flow amounts are estimated. As a result, discontinued operations will no longer be measured on a net realizable basis, and future operating losses will no longer be recognized before they occur. Additionally, goodwill will be removed from the scope of SFAS No. 144 and as a result will no longer be required to be allocated to long-lived assets to be tested for impairment. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently not affected by the Statement's requirements.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company's management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

On an on-going basis, all estimates are evaluated by the Company's management, including those related to bad debts, carrying value of investments in hotel properties, income taxes, contingencies and litigation. All estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

    The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers and other borrowers to make required payments. If the financial condition of its customers or other borrowers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

    The Company records an impairment charge when it believes an investment in hotels has been impaired such that future undiscounted cash flows would not recover the book basis of the investment in the hotel property. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby possibly requiring an impairment charge in the future.

    The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company's management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If management determines that the Company will not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the periods such determination was made.

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains, or incorporates by reference, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended, including, without limitation, statements containing the words "believes," "estimates," "projects," "anticipates," "expects" and words of similar import. Such forward-looking statements relate to future events and the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from the results or achievement expressed or implied by such forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to certain financial market risks, the most predominant of which is the fluctuation in interest rates. At December 31, 2001, the Company's exposure to market risk for a change in interest rates is related solely to its debt outstanding under the Line of Credit. Total debt outstanding under the Line of Credit totaled $102 million at December 31, 2001.

The Company's line of credit bears interest at a variable rate of LIBOR plus 1.5%, 1.75%, 2.0%, 2.5% or 2.75% as determined by the Company's percentage of total debt to earnings before interest, taxes, depreciation and amortization, as defined in the loan agreement (the "Percentage"). At December 31, 2001, the interest rate on the line of credit was LIBOR (1.93% at December 31, 2001) plus 2.5%. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable through such arrangements and derivative financial instruments such as interest rate swaps, to effectively lock the interest rate on a portion of its variable rate debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuation.

On January 16, 2001, the Company entered into an interest rate swap agreement with a financial institution on a notional principal amount of $50 million. The agreement effectively fixes the interest rate on the first $50 million of floating rate debt at 6.4275% plus the Percentage. The swap agreement will expire in November 2003. Thus, at December 31, 2001, the Company had $52 million of variable rate debt outstanding under the Line of Credit that was exposed to fluctuations in the market rate of interest.

The Company's line of credit matures in November of 2003. As discussed above, the Company's line of credit bears interest at variable rates, and therefore, cost approximates market value. As of December 31, 2001, the fair value liability of the Company's interest rate swap was approximately $2.9 million.

The Company's operating results are affected by changes in interest rates, primarily as a result of its borrowings under the Line of Credit. If interest rates increased by 25 basis points, the Company's interest expense would have increased by approximately $130,000, based on balances outstanding during the year ended December 31, 2001.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)    Financial Statements:

The following financial statements are located in this report on the pages indicated.

Equity Inns, Inc.                                                           Page

  Report of Independent Accountants                                          25
  Consolidated Balance Sheets as of December 31, 2001 and
      2000                                                                   26
  Consolidated Statements of Operations for the years ended
      December 31, 2001, 2000 and 1999                                       27
  Consolidated Statements of Comprehensive Income for the
      years ended December 31, 2001, 2000 and 1999                           28
  Consolidated Statements of Shareholders' Equity for the
      years ended December 31, 2001, 2000, and 1999                          29
  Consolidated Statements of Cash Flows for the years ended
      December 31, 2001, 2000, and 1999                                      31
  Notes to Consolidated Financial Statements                                 32
  Schedule II -- Valuation and Qualifying Accounts for the years
      ended December 31, 2001, 2000 and 1999                                 45
  Schedule III -- Real Estate and Accumulated Depreciation
      as of December 31, 2001                                                46

(b)     Supplementary Data:

Quarterly Financial Information

    Unaudited quarterly results for 2001 and 2000 are summarized as follows:

                                                      First          Second              Third           Fourth
                                                   Quarter (1)     Quarter (1)        Quarter  (1)     Quarter (1)
                                                   -----------     -----------       -------------     -----------
                    2001                                        (in thousands, except per share data)
         Revenue                                    $54,566          $60,569             $58,946         $51,979
         Net income (loss) applicable
             to common shareholders                    (390)           5,011               2,576          (3,564)

         Net income (loss) per common
             share, basic and diluted                  (.01)             .14                 .07            (.10)


                    2000
         Revenue                                    $20,332          $20,759             $29,430         $46,289
         Net income (loss) applicable
             to common shareholders                  (6,180)          (6,499)              3,520          18,968
         Net income (loss) per common
             share, basic and diluted                  (.17)            (.18)                .10             .52

------------------

(1) During 2000, the Company's revenue was primarily rental income from the Interstate Lessees and the Prime Lessees. As a result of the termination of the Interstate leases, beginning in 2001, the Company's consolidated results of operations reflect hotel-level revenues and operating costs and expenses for 75 hotels previously leased to the Interstate Lessees and two additional hotels previously operated under management contracts.

Report of Independent Accountants



To the Board of Directors and
Shareholders of Equity Inns, Inc.



In our opinion, the financial statements listed in the accompany index appearing under item 8(a) on page 23 present fairly, in all material respects, the financial position of Equity Inns, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompany index appearing under item 8(a) on page 23 present fairly, in all material respects, the information set forth therein, when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PRICEWATERHOUSECOOPERS LLP




Memphis, Tennessee
February 7, 2002

                                EQUITY INNS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                      December 31,  December 31,
                                                          2001         2000
                                                      ------------  ------------
Assets:
    Investment in hotel properties, net                  $751,891      $772,411
    Cash and cash equivalents                               4,359           793
    Accounts receivable, net of doubtful
       accounts of $125                                     2,534
    Due from Lessees                                          162         5,595
    Notes receivable, net                                     739         3,408
    Deferred expenses, net                                 10,820        12,843
    Deferred tax asset                                      3,452
    Deposits and other assets                               4,122         6,693
                                                         --------      --------

      Total Assets                                       $778,079      $801,743
                                                         ========      ========

Liabilities and Shareholders' Equity:
    Debt                                                 $384,166      $383,403
    Accounts payable and accrued expenses                  22,225        13,605
    Distributions payable                                   1,089        10,579
    Interest rate swap                                      2,923
    Minority interest in Partnership                        9,512        10,370
                                                         --------      --------

      Total Liabilities                                   419,915       417,957
                                                         --------      --------

Commitments and contingencies (Note 9)

Shareholders' Equity:
    Preferred stock, $.01 par value,
      10,000,000 shares authorized,
      2,750,000 issued and outstanding
      at December 31, 2001 and 2000                        68,750        68,750
    Common stock, $.01 par value,
      100,000,000 shares authorized,
      37,591,622 and 37,498,659 shares
      issued and outstanding at December 31,
      2001 and 2000, respectively                             376           375
    Additional paid-in capital                            418,351       417,755
    Treasury stock, at cost, 747,600 shares
      issued and outstanding at December 31,
      2001 and 2000                                        (5,173)       (5,173)
    Unearned directors' and officers'
      compensation                                         (1,153)       (1,854)
    Distributions in excess of net earnings              (120,064)      (96,067)
    Unrealized loss on interest rate swap                  (2,923)
                                                         --------      --------
      Total Shareholders' Equity                          358,164       383,786
                                                         --------      --------

    Total Liabilities and Shareholders' Equity           $778,079      $801,743
                                                         ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                EQUITY INNS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                  For the Years Ended December 31,
                                                   2001         2000         1999
                                                 --------     --------     --------
Revenue:
Hotel revenues                                   $199,090
Percentage lease revenues                          24,931     $115,875     $116,459
Other income                                        2,039          935          835
                                                 --------     --------     --------
    Total Revenue                                 226,060      116,810      117,294
                                                 --------     --------     --------

Expenses:
Hotel operating expenses                          121,467
Real estate and personal property taxes            12,677       14,085       12,756
Depreciation and amortization                      41,327       40,494       38,856
Interest                                           31,044       32,323       27,947
Amortization of loan costs                          1,964        1,749        1,210
General and administrative expenses:
    Stock based or non-cash compensation              975        1,007          971
    Other general and administrative expenses       5,335        5,641        5,070
Impairment of long-lived assets                       550
Provision for doubtful accounts                     2,717
Rental expense                                      1,256        1,518        1,346
                                                 --------     --------     --------
    Total Expenses                                219,312       96,817       88,156
                                                 --------     --------     --------

Income before minority interest
  and other items                                   6,748       19,993       29,138

Minority interest                                    (119)        (337)        (819)
Gain (loss) on sale of hotel properties                83       (3,316)       1,130
Change in accounting for corporate
  organizational costs                                                         (133)
                                                 --------     --------     --------
Income before taxes                                 6,712       16,340       29,316
Income tax benefit                                  3,452
                                                 --------     --------     --------
    Net income                                     10,164       16,340       29,316

Preferred stock dividends                           6,531        6,531        6,531
                                                 --------     --------     --------

Net income applicable to common
    shareholders                                 $  3,633     $  9,809     $ 22,785
                                                 ========     ========     ========

Net income per common share, basic
    and diluted                                  $    .10     $    .27     $    .61
                                                 ========     ========     ========

Weighted average number of common
    shares and units outstanding - diluted         38,036       37,960       38,570
                                                 ========     ========     ========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                EQUITY INNS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)



                                                For the Years Ended December 31,
                                                 2001         2000        1999
                                               -------      -------     -------
Net income                                     $10,163      $16,340     $29,316
Unrealized loss on interest rate swap           (2,923)
                                               -------      -------     -------

Comprehensive income                           $ 7,240      $16,340     $29,316
                                               =======      =======     =======






































              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                EQUITY INNS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (in thousands, except share and per share data)


                                                                                                                 Unearned
                                         Preferred Stock        Common Stock     Additional    Treasury Stock    Directors'
                                        ------------------  -------------------   Paid-In    -----------------  and Officers'
                                          Shares   Dollars    Shares    Dollars   Capital    Shares   Dollars   Compensation
                                        ---------  -------  ----------  -------  ----------  -------  --------  -------------
Balance at December 31, 1998            2,750,000  $68,750  36,438,535   $  364    $407,833                       $(2,006)

Issuance of common shares to
    officers in lieu of cash bonus                              98,824        1         987

Issuance of common shares to
    directors in lieu of cash
    compensation                                                 9,235                   80

Issuance of restricted common
    stock to officers and directors                            129,800        1       1,259                        (1,260)

Repurchase of Treasury Stock                                                                 557,300  $(3,883)

Offering expenses                                                                       (30)

Amortization of unearned officers'
    and directors' compensation                                                                                       891

Issuance of common shares upon
    redemption of Units                                        632,129        7       6,266

Net income applicable to common
    shareholders

Distributions ($1.24 per share)

Adjustments to minority interest from
    purchase of treasury stock,
    issuance of common shares and
    partnership units                                                                   (41)
                                        ---------  -------  ----------     ----    --------  -------  -------     -------

Balance at December 31, 1999            2,750,000   68,750  37,308,523      373     416,354  557,300   (3,883)     (2,375)

Issuance of common shares to
    officers in lieu of cash bonus                              38,669                  265

Issuance of common shares to
    directors in lieu of cash
    compensation                                                12,324                   80

Issuance of restricted common
    stock to officers and directors                             71,450        1         481                          (482)

Forfeiting of unvested shares by
   an officer, upon resignation                                 (7,010)                 (76)                           76

Repurchase of Treasury Stock                                                                 190,300   (1,290)


                                                         Unrealized
                                          Distributions  Loss on
                                          In Excess of   Interest
                                          Net Earnings   Rate Swap     Total
                                          -------------  -----------  --------
Balance at December 31, 1998               $ (43,677)                 $431,264

Issuance of common shares to
    officers in lieu of cash bonus                                         988

Issuance of common shares to
    directors in lieu of cash
    compensation                                                            80

Issuance of restricted common
    stock to officers and directors                                          0

Repurchase of Treasury Stock                                            (3,883)

Offering expenses                                                          (30)

Amortization of unearned officers'
    and directors' compensation                                            891

Issuance of common shares upon
    redemption of Units                                                  6,273

Net income applicable to common
    shareholders                              22,785                    22,785

Distributions ($1.24 per share)              (46,075)                  (46,075)

Adjustments to minority interest from
    purchase of treasury stock,
    issuance of common shares and
    partnership units                                                      (41)
                                           ---------       -------    --------

Balance at December 31, 1999                 (66,967)                  412,252

Issuance of common shares to
    officers in lieu of cash bonus                                         265

Issuance of common shares to
    directors in lieu of cash
    compensation                                                            80

Issuance of restricted common
    stock to officers and directors                                          0

Forfeiting of unvested shares by
   an officer, upon resignation                                              0

Repurchase of Treasury Stock                                            (1,290)

                                EQUITY INNS, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                 (in thousands, except share and per share data)


                                                                                                                 Unearned
                                         Preferred Stock        Common Stock     Additional    Treasury Stock    Directors'
                                        ------------------  -------------------   Paid-In    -----------------  and Officers'
                                          Shares   Dollars    Shares    Dollars   Capital    Shares   Dollars   Compensation
                                        ---------  -------  ----------  -------  ----------  -------  --------  -------------
Amortization of unearned officers'
    and directors' compensation                                                                                       927

Issuance of common shares upon
    redemption of Units                                         74,703        1         675

Net income applicable to common
    shareholders

Distributions ($1.06 per share)

Adjustments to minority interest from
    purchase of treasury stock,
    issuance of common shares and
    partnership units                                                                   (24)
                                        ---------  -------  ----------     ----    --------  -------  -------     -------

Balance at December 31, 2000            2,750,000  $68,750  37,498,659      375     417,755  747,600   (5,173)     (1,854)

Issuance of common shares to
    officers in lieu of cash bonus                              39,722        1         245

Issuance of common shares to
    directors in lieu of cash
    compensation                                                10,000                   77

Issuance of restricted common
    shares to officers and directors                            31,820                  197                          (197)

Amortization of unearned officers'
    and directors' compensation                                                                                       898

Issuance of common shares upon
    redemption of Units                                         11,421                   97

Net income applicable to common
    shareholders

Distributions ($1.24 per share)

Unrealized loss on interest rate swap

Adjustments to minority interest from
    issuance of common shares and
    partnership units                                                                   (20)
                                        ---------  -------  ----------     ----    --------  -------  -------     -------

Balance at December 31, 2001            2,750,000  $68,750  37,591,622     $376    $418,351  747,600  $(5,173)    $(1,153)
                                        =========  =======  ==========     ====    ========  =======  =======     =======




                                                         Unrealized
                                          Distributions  Loss on
                                          In Excess of   Interest
                                          Net Earnings   Rate Swap     Total
                                          -------------  -----------  --------
Amortization of unearned officers'
    and directors' compensation                                            927

Issuance of common shares upon
    redemption of Units                                                    676

Net income applicable to common
    shareholders                               9,809                     9,809

Distributions ($1.06 per share)              (38,909)                  (38,909)

Adjustments to minority interest from
    purchase of treasury stock,
    issuance of common shares and
    partnership units                                                      (24)
                                           ---------       -------    --------

Balance at December 31, 2000                 (96,067)                  383,786

Issuance of common shares to
    officers in lieu of cash bonus                                         246

Issuance of common shares to
    directors in lieu of cash
    compensation                                                            77

Issuance of restricted common
    shares to officers and directors                                         0

Amortization of unearned officers'
    and directors' compensation                                            898

Issuance of common shares upon
    redemption of Units                                                     97

Net income applicable to common
    shareholders                               3,633                     3,633

Distributions ($1.24 per share)              (27,630)                  (27,630)

Unrealized loss on interest rate swap                      $(2,923)     (2,923)

Adjustments to minority interest from
    issuance of common shares and
    partnership units                                                      (20)
                                           ---------       -------    --------
Balance at December 31, 2001               $(120,064)      $(2,923)   $358,164
                                           =========       =======    ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                                 EQUITY INNS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)


                                                                       For the Years Ended December 31,
                                                                   2001             2000              1999
                                                                 -------          -------            -------
Cash flows from operating activities:
Net income                                                       $10,164          $16,340            $29,316
Adjustment to reconcile net income to net cash
   provided by operating activities:
      (Gain) loss on sale of hotel properties                        (83)           3,316             (1,130)
      Depreciation and amortization                               41,327           40,494             38,856
      Amortization of loan costs                                   1,964            1,749              1,210
      Change in accounting for corporate
         organizational costs                                                                            133
      Amortization of unearned directors' and
         officers' compensation                                      898              927                891
      Provision for doubtful accounts                                125
      Provision for write-off of notes receivable                  3,304
      Provision for land impairment                                  550
      Directors' stock based compensation                             77               80                 80
      Income tax benefit                                          (3,452)
      Minority interest                                              119              337                819
      Changes in assets and liabilities:
         Accounts receivable                                      (2,659)
         Due from Lessees                                          5,433             (471)             1,164
         Notes receivable                                             75              (94)               (99)
         Deferred expenses                                                                                 5
         Deposits and other assets                                 2,571           (4,929)            (1,089)
         Accounts payable and accrued expenses                     8,155              261              1,359
                                                                 -------          -------            -------
             Net cash flow provided by operating
                activities                                        68,568           58,010             71,515
                                                                 -------          -------            -------

Cash flows from investing activities:
Acquisitions of hotel properties                                                                     (57,188)
Improvements and additions to hotel properties                   (22,176)         (13,602)           (32,800)
Cash paid for franchise applications                                                 (833)              (234)
Proceeds from sale of hotel properties                             1,251           12,234             28,323
                                                                 -------          -------            -------
             Net cash flow used in investing activities          (20,925)          (2,201)           (61,899)
                                                                 -------          -------            -------

Cash flows from financing activities:
Purchase of treasury stock                                                         (1,290)            (2,815)
Payment of offering expenses                                                                             (30)
Distributions paid to common and preferred shareholders
   and unit holders                                              (44,550)         (49,114)           (54,305)
Proceeds from borrowings                                          44,788          182,467            263,170
Payments on debt                                                 (44,025)        (180,239)          (213,320)
Cash paid for loan costs                                            (290)          (7,201)            (2,286)
Payments on capital lease obligations                                                                    (69)
                                                                 -------          -------            -------
      Net cash flow used in financing activities                 (44,077)         (55,377)            (9,655)
                                                                 -------          -------            -------

Net increase (decrease) in cash and cash
   equivalents                                                     3,566              432                (39)

Cash and cash equivalents at beginning of year                       793              361                400
                                                                 -------          -------            -------

Cash and cash equivalents at end of year                         $ 4,359          $   793            $   361
                                                                 =======          =======            =======

Supplemental cash flow information:
   Cash paid for interest                                        $31,426          $32,156            $27,537












              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                EQUITY INNS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization

Equity Inns, Inc. (the "Company") is a hotel real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at December 31, 2001 owned an approximate 96.8% interest in the Partnership.

At December 31, 2001, the Partnership and its affiliates owned 96 hotel properties with a total of 12,284 rooms in 34 states (the "Hotels"). In order to qualify as a REIT, the Company and the Partnership cannot operate hotels. Effective January 1, 2001 (the "2001 Effective Date") under the federal REIT Modernization Act (the "RMA"), the Company and its affiliates (1) terminated or assigned all existing operating leases providing for payment of percentage rent (the "Percentage Leases") between the Company and certain affiliates of Interstate Hotels Corporation ("IHC") leasing 75 of the Hotels (the "Interstate Lessees") and (2) terminated related lease guaranties with Interstate Hotels, L.L.C. and Wyndham International, Inc. and (3) entered into new Percentage Leases with wholly-owned taxable REIT subsidiaries of the Company (the "TRS Lessees") for the lease of 77 hotels. The terms of the Percentage Leases with the TRS Lessees are substantially identical to the Percentage Leases terminated with the Interstate Lessees.

Through December 31, 2001, the Partnership and its affiliates continued to lease 19 AmeriSuites Hotels to wholly-owned subsidiaries (the "Prime Lessees") of Prime Hospitality Corporation ("Prime"), with all payments due under those Percentage Leases guaranteed by Prime. Effective as of January 1, 2002 (the "2002 Effective Date"), the Company and its affiliates terminated (1) the existing Percentage Leases between the Company and the Prime Lessees and (2) the related lease guarantees. The Company also entered into new Percentage Leases with its TRS Lessees for such 19 Hotels, on terms substantially identical to those of the terminated leases.

Under the RMA, the TRS Lessees are required to enter into management agreements with eligible independent contractors to manage the hotels. On the 2001 Effective Date, the TRS Lessees entered into new management agreements for the 77 Hotels as follows: Promus Hotels, Inc. ("Promus") for 20 Hotels; Crestline Hotels & Resorts, Inc. ("Crestline") for two Hotels; and Crossroads Hospitality Company, L.L.C., an IHC affiliate ("CHC") for 55 Hotels. On the 2002 Effective Date, the TRS Lessees entered into new management agreements for the 19 AmeriSuites Hotels with Prime's subsidiaries and one of the TRS Lessees also entered into a new management agreement with Waterford Hotel Group, Inc. ("Waterford") for the Company's hotel in Burlington, Vermont. Rents generated by the Percentage Leases with the TRS Lessees are eliminated in consolidation, while actual operating results of all of the Company's hotels leased by the TRS Lessees are included in the Company's financial statements. Therefore, the Company's consolidated results of operations with respect to the 77 hotels managed by Promus, Crestline and CHC from the 2001 Effective Date are not comparable to 2000 results.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Trust, the TRS Lessees and the Partnership and its affiliates. All significant intercompany balances and transactions have been eliminated.

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

Maintenance and repairs of the leased hotels are the responsibility of the Prime Lessees; major renewals and improvements are capitalized. Upon disposition, both the asset and accumulated depreciation accounts are relieved, and the related gain or loss is credited or charged to the income statement.

If there is an event or a change in circumstances that indicates that the basis of the Company's investment in the hotel property may not be recoverable, the Company's policy is to assess any impairment of value. Impairment is evaluated based upon comparing the sum of the expected future cash flows (undiscounted and without interest charges) to the carrying value of the asset. If the cash flow is less, an impairment loss is recognized for the amount by which the carrying value amount of the asset exceeds the fair value of the asset.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents.

Deferred Expenses

Deferred expenses are recorded at cost and consist of initial fees paid to franchisors and loan fees and other costs incurred in issuing debt. Amortization of franchise fees is computed using the straight-line method over the lives of the franchise agreements which range up to 20 years. Amortization of loan fees and other costs incurred in issuing debt is computed using the straight-line method, which approximates the interest method, over the term of the related debt. Accumulated amortization of deferred expenses totaled $5.2 million and $2.9 million at December 31, 2001 and 2000, respectively.

Deposits and Other Assets

Deposits include escrow deposits and other deposits relating to the Company's mortgage debt.

Revenue Recognition

Percentage Lease revenue is recognized when earned from the Prime Lessees under the Percentage Leases from the date of acquisition of each hotel property. Revenue from operations of the Company's hotels not leased to third parties is recognized when the services are provided.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



2.     Summary of Significant Accounting Policies, Continued

Net Income Per Common Share

Basic earnings per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock and units outstanding. Diluted earnings per common share are computed by dividing net income less dividends on preferred stock and units as adjusted for potential dilutive securities, by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities.

Potential dilutive securities included in the Company's calculation of diluted earnings per share include the potential conversion of partnership units and the related elimination of minority interest. Potentially dilutive shares for the purposes of this calculation (in thousands) were 1,203, 1,262 and 1,345 in 2001, 2000 and 1999, respectively. Minority interest eliminated for the purposes of this calculation (in thousands) was $119, $337 and $819 in 2001, 2000 and 1999, respectively.

Distributions

With the exception of the fourth quarter of 2001, the Company has paid regular quarterly cash distributions to shareholders. These distributions are dependent upon receipt of distributions from the Partnership.

Minority Interest

Minority interest in the Partnership represents the limited partners' proportionate share of the equity of the Partnership. Income is allocated to minority interest based on weighted average percentage ownership throughout the year.

Income Taxes

The Company has elected to be treated as a REIT under the Internal Revenue Code. Prior to January 1, 2001, the Company, as a REIT, was not subject to federal income taxes. Under the Tax Relief Extension Act of 1999 that became effective January 1, 2001, the Company leases its hotels to wholly-owned taxable REIT subsidiaries that are subject to federal and state income taxes. The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS 109, the Company uses the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives and methods used to compute depreciation. Distributions made to shareholders in 2001, 2000 and 1999 are considered to be approximately 21%, 54% and 33% return of capital, respectively, for federal income tax purposes.

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

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, commercial mortgage bonds, line of credit borrowings, mortgage borrowings and an interest rate swap contract. The carrying values of the Company's commercial mortgage bonds and mortgage borrowings were estimated using discounted cash flow analysis, based on the Company's incremental borrowing rate at December 31, 2001 and 2000 for similar types of borrowing arrangements and the carrying value of such instruments are estimated to be above fair value by approximately $7.9 million and $3.5 million at December 31, 2001 and 2000, respectively. The Company's line of credit borrowings bear interest at variable rates and therefore cost approximates market value. The Company's interest rate swap contract is carried at fair value in the financial statements. The fair value of the interest rate swap is estimated using quotes from the market makers of these instruments and represents the estimated amount the Company would expect to pay to terminate the agreement.

Segment Reporting

The Company identifies its operating segments based on business activities and management responsibility. The Company operates in a single business segment of providing asset management to hotel properties it owns in the United States.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



3.     Investment in Hotel Properties

Hotel properties consist of the following at December 31:

                                                     2001           2000
                                                   --------       --------
                                                       (in thousands)
         Land                                      $101,215       $101,532
         Buildings and improvements                 705,097        691,516
         Furniture and equipment                    110,340        110,458
         Construction in progress                     2,167          3,490
                                                   --------       --------
                                                    918,819        906,996
         Less accumulated depreciation             (166,928)      (134,585)
                                                   --------       ---------

                                                   $751,891       $772,411
                                                   ========       ========

In July 1998, the Company acquired an undeveloped parcel of land in Salt Lake City, Utah for the purpose of constructing a hotel. During the fourth quarter of 2001, the Company made the decision to abandon the project and sell the undeveloped land. The Company recorded an impairment charge of $550,000 to write the land down to its estimated net realizable value at December 31, 2001. At December 31, 2001 and 2000, the parcel of land was included in construction in progress in the amount of $2.2 million and $2.7 million, respectively.


4.       Notes Receivable

Notes receivable consist of the following at December 31:


                                                    2001           2000
                                                   ------         ------
                                                       (in thousands)
Hudson Hotels Properties Corporation, a
    subsidiary of Hudson Hotels Corporation        $2,654         $2,634
Rosemont Hospitality Group, L.L.C.                    650            141
Officers of the Company                               739            633
                                                   ------         ------
                                                    4,043          3,408
Allowance for doubtful accounts                    (3,304)
                                                   ------         ------

                                                   $  739         $3,408
                                                   ======         ======

The note with Hudson Hotels Properties Corporation ("Hudson") is collateralized by 666,667 shares of Hudson Hotels Corporation's common stock. The note with Rosemont Hospitality Group, L.L.C. ("Rosemont") is uncollateralized. The Company has determined that based on its current evaluation of the creditworthiness of Hudson and Rosemont, it is probable that Hudson and Rosemont will be unable to repay their notes. Consequently, the Company has fully reserved the notes as of December 31, 2001.

Since January 1998, the Company has advanced loans annually to its executive officers for taxes relating to annual bonuses taken in shares of the Company's common stock. At December 31, 2001, the aggregate amount of notes receivable from officers of the Company is $738,911. In January 2002, the Company

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



4.       Notes Receivable, (Continued)

advanced loans to its officers in the amount of $407,633 for taxes relating to 2001 bonuses taken in shares of common stock. All loans are collateralized by all shares of common stock received as bonus compensation held by each officer, are non-interest bearing and have an original term of one year. However, these notes have historically been extended an additional year for each year in which they are not repaid. All loans are due in full upon termination of employment or upon retirement.

5.       Debt

The following details the Company's debt outstanding at December 31, 2001 and 2000 (in thousands):

                                 Principal Balance                                       Collateral     Net Book
                              -----------------------   Interest                            # of        Value at
                             12/31/01   12/31/00          Rate             Maturity        Hotels       12/31/01
                             --------   --------      -------------        --------      -----------    --------

Commercial Mortgage Bonds
     Class A                 $ 10,336   $ 12,084      6.83%   Fixed        11/20/06
     Class B                   50,600     50,600      7.37%   Fixed        12/20/15
     Class C                   10,000     10,000      7.58%   Fixed        02/20/17
                             --------   --------
                               70,936     72,684                                              21        $118,492

Line of Credit                102,000    96,525   LIBOR plus  Variable     Oct 2003           28         257,300
                                                  Percentage

Mortgage                       94,031     95,360      8.37%   Fixed        July 2009          19         168,476
Mortgage                       68,808     69,653      8.25%   Fixed        Nov 2010           16         109,891
Mortgage                       35,550     35,964      8.25%   Fixed        Nov 2010            8          60,355
Mortgage                        3,064      3,126      8.50%   Fixed        Nov 2005            1           7,156
Mortgage                        5,872      6,062     10.00%   Fixed        Sept 2005           1          11,772
Mortgage                        3,905      4,029      8.57%   Fixed        Nov 2016            1           8,039
                             --------   --------                                                        --------

                             $384,166   $383,403                                                        $741,481
                             ========   ========                                                        ========

In February 1997, the Company, through a subsidiary, issued $88 million of rated Commercial Mortgage Bonds (the "Bonds") in a private placement transaction. Principal payments are to be applied to each class of Bonds in order of their respective maturities with no principal payment on any Bond until all Bonds in a bond class with an earlier stated maturity have been paid in full. The Company has the option to repay these Bonds in full within 10 years with no prepayment penalty.

The Company's secured line of credit (the "Line of Credit") has a borrowing capacity of $125 million and bears interest at a variable rate of LIBOR plus 1.5%, 1.75%, 2.0%, 2.25%, 2.5% or 2.75% as determined by the Company's percentage of total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the loan agreement (the "Percentage"). The Percentage is reviewed quarterly and the interest rate is adjusted as necessary. At December 31, 2001, the interest rate on the Line of Credit was LIBOR (1.93% at December 31, 2001) plus 2.50%. Fees ranging from .25% to .55%, as determined by the Company's ratio of total indebtedness to EBITDA, are paid quarterly on the unused portion of the Line of Credit. The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, and total indebtedness limitations. At December 31, 2001, the Company was in compliance with all covenants contained in the Line of Credit.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



5.       Debt, Continued

Certain of the Company's loan agreements require a quarterly deposit into separate room renovation accounts for the amount by which 4% of revenues at the Company's hotels exceeds the amount expended by the Company during the year for replacement of furniture, fixtures and equipment and capital improvements for the hotels. For the year ended December 31, 2001, actual expenditures exceeded the amounts required.

Future scheduled principal payments of debt obligations at December 31, 2001 are as follows (in thousands):

                  Year             Amount
                  ----            ---------

                  2002            $  5,100
                  2003             107,520
                  2004               5,927
                  2005              14,111
                  2006               6,699
                  Thereafter       244,809
                                  --------

                                  $384,166
                                  ========

6.       Interest Rate Swap Contract

Effective January 16, 2001, the Company entered into an interest rate swap agreement with a financial institution on a notional amount of $50 million. The agreement effectively fixes the interest rate on the first $50 million of floating rate debt outstanding under the Line of Credit at a rate of 6.4275% plus the Percentage, thus reducing exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Company. The term of the interest rate swap agreement is through October 2003. The differences to be paid or received by the Company under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

Effective January 1, 2001, the Company adopted SFAS 133. The interest rate swap agreement described above is defined as a derivative instrument under SFAS 133. The Company designated this swap agreement as a cash flow hedge and has applied hedge accounting since its inception. Accordingly, the Company has recorded the change in fair value of this agreement from inception to December 31, 2001 in other comprehensive income.

7.       Income Taxes

In years ending before January 1, 2001, the Company was not subject to federal and state income tax because of its REIT status. Under the provisions of the Tax Relief Extension Act of 1999 that became effective January 1, 2001, the Company began leasing hotels to wholly-owned taxable REIT subsidiaries (TRSs) which are subject to federal and state income taxes.

In order to qualify for REIT status under the Internal Revenue Code, the Company must meet several requirements. One of these requirements is that the Company must distribute at least 90% (95% for taxable years ending before January 1, 2001) of its taxable income in the form of a dividend to

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



7.       Income Taxes, Continued

its shareholders. Generally, a REIT is not subject to federal taxes on the income it distributes currently to its shareholders. If the Company fails to meet the REIT qualification tests, it will be subject to federal (including any alternative minimum tax) and state income tax and may not qualify as a REIT for subsequent taxable years. Management intends for the Company to continue to meet all of the REIT requirements.

The components of income tax expense (benefit) for the year ended December 31, 2001 are as follows:

         Deferred:
             Federal                $(3,089)
             State                     (363)
                                    -------

         Income tax benefit         $(3,452)
                                    =======

The deferred income tax benefit and related deferred tax asset was calculated using an effective tax rate of 38% applied to the loss of the TRSs. The Company believes that the TRSs will generate sufficient future taxable income to realize in full this deferred tax asset. Accordingly, no valuation allowance has been recorded at December 31, 2001.

A reconciliation of the Company's statutory tax rate to its effective tax rate is as follows:

         Statutory U.S. federal income tax rate          35%
         State income tax (net of federal benefit)        3%
         Non taxable REIT income                        (89%)
                                                        ----

         Effective tax rate                             (51%)
                                                        ====

The following table reconciles GAAP net income and REIT taxable income for the years ended December 31, 2001, 2000 and 1999:


                                                        2001               2000            1999
                                                       -------            -------         -------
GAAP net income (loss)                                 $ 3,633            $ 9,809         $22,785
  Plus GAAP net loss on taxable subsidiaries
    included above                                       5,635                 -                0
                                                       -------            -------         -------
GAAP net income from REIT operations                     9,268              9,809          22,785
  Book/tax differences on depreciation and
    amortization                                         8,269              3,240          (2,005)
  Book/tax differences on gains/losses from
    capital transactions                                   874                300            (767)
  Guaranteed payment                                     6,531              6,531           6,531
  Write-off of notes receivable                          2,560                 -               -
  Other book/tax differences, net                         (396)               361             343
                                                       -------            -------         -------

Taxable income subject to distribution
  requirement                                          $27,106            $20,241         $26,887
                                                       =======            =======         =======

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



8.       Commitments and Related Party Transactions

All of the Company's hotels are operated under franchise agreements and are licensed as Hampton Inn hotels (48), AmeriSuites hotels (19), Residence Inn hotels (11), Homewood Suites hotels (9), Holiday Inn hotels (5), Comfort Inn hotels (3), and Hampton Inn & Suites hotels (1). The franchisors approve the transfer of the franchise licenses to the applicable lessee when the Partnership acquires each hotel property. The franchise agreements require the payment of fees based on a percentage of hotel room revenue.

The Company earned base rents of $20.1 million, $77.2 million, and $77.0 million and percentage rents in excess of base rents of $4.8 million, $38.7 million, and $39.5 million, respectively, for the years ended December 31, 2001, 2000 and 1999. The Percentage Lease revenue is based on a percentage of gross room revenue, and, if applicable, food and beverage revenue of the hotels.

The Company's management agreements range in terms from 2 to 10 years. The management fees consist of a base fee of 1-2% of gross receipts and an incentive fee as defined by the management agreements. Base fees of $2.7 million and incentive fees of $600,000 were earned by the management companies in 2001 and are included in hotel operating expenses in the consolidated statement of operations.

Under the Percentage Leases, the Partnership is obligated to pay the costs of real estate and personal property taxes and to maintain underground utilities and structural elements of the Hotels. In addition, the Percentage Leases obligate the Partnership to fund the cost of periodic repair, replacement and refurbishment of furniture, fixtures and equipment in the Hotels. The Company also may be required by franchisors to fund certain capital improvements to hotel properties, which are funded from borrowings, working capital, or the room renovation account (Note 5). Capital improvements of $22.2 million, $13.6 million and $32.8 million in 2001, 2000, and 1999, respectively, were made to the hotel properties.

Effective January 1, 2002, the Company formed a joint venture (the "Venture") with one of its furniture and equipment contractors for the purpose of engaging in the sale of furniture and equipment to third parties. The Company has a 45% interest, and certain of its executive officers have a 5% interest in the Venture. The Company will account for the Venture under the equity method of accounting. The Company will provide certain management services for the Venture for a fee of $550,000 in 2002. The Company provided similar services to its joint venture partner in 2001 and was compensated $1.1 million for such services which is included in other income in the consolidated statement of operations.

The Company has commitments under operating land leases through December 31, 2062, at eight hotel properties for payments as follows: 2002 -- $795,888; 2003 -- $798,388; 2004 -- $801,138; 2005 -- $743,863; 2006 -- $622,234; thereafter --
$9.7 million.

The Company has commitments under a lease with an affiliate of Phillip H. McNeill, Sr., the Company's Chairman of the Board, for the Company's office space through December 2008 at monthly payments of $13,238.

9. Supplemental Disclosure of Noncash Operating, Investing and Financing Activities

In 2001, the Company issued 39,722 shares of Common Stock valued at $6.62 per share to its officers in lieu of cash to satisfy bonus compensation accrued at December 31, 2000; 11,421 units of limited partnership interest in the Partnership ("Units") were exchanged for shares of Common Stock by certain limited partners; 31,820 restricted shares of Common Stock valued at $6.19 per

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



9. Supplemental Disclosure of Noncash Operating, Investing and Financing Activities, Continued

share were issued to the Company's officers; 10,000 shares of Common Stock at prices ranging from $6.19 to $9.80 per share were issued to independent directors of the Company in lieu of cash as directors' compensation.

The Company transferred $711,000 of deferred gain related to a transaction with Hudson to its allowance for doubtful accounts on its note receivable from Hudson (see Note 4).

In 2000, $145,000 of deferred franchise fees and corresponding payables were determined not to be owed; the Company issued 38,669 shares of Common Stock valued at $6.88 per share to its officers in lieu of cash to satisfy bonus compensation accrued at December 31, 1999; 7,010 unvested, restricted shares of common stock were forfeited by an officer of the Company; 74,703 Units were exchanged for shares of Common Stock by certain limited partners; 71,450 restricted shares of Common Stock valued at $6.75 per share were issued to the Company's officers; 12,324 shares of Common Stock at prices ranging from $5.50 to $6.88 per share were issued to independent directors of the Company in lieu of cash as directors' compensation; and $9.5 million in distributions to common shareholders and limited partners had been declared but not paid at December 31, 2000.

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

10.      Capital Stock

The Board of Directors is authorized to provide for the issuance of up to ten million shares of preferred stock in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences, and rights of each such series and the qualifications, limitations or restriction thereof. On June 25, 1998, the Company issued 2,750,000 shares of its 9 1/2% Series A Cumulative Preferred Stock, $.01 par value ("Series A Preferred Stock"). The offering price was $25 per share, resulting in gross proceeds of $68.8 million. The Company received approximately $66.3 million after underwriters' discounts and offering expenses.

The outstanding Units are redeemable at the option of the holder for a like number of shares of Common Stock, or at the option of the Company, the cash equivalent thereof. Total Units outstanding at December 31, 2001 and 2000 were 1,198,650 and 1,210,071, respectively.

11.      Stock Based Compensation Plans

The Company is authorized, under the 1994 Stock Incentive Plan (the "1994 Plan") and the Directors' Compensation Plan (the "Directors Plan") (referred to collectively as the "Plans"), to issue a total of 4,050,000 shares of common

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



11.      Stock Based Compensation Plans, Continued

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

Stock Options

All options to officers and key employees have 8 to 10 year contractual terms and generally vest ratably over 5 years. A summary of the Company's stock options as of December 31, 2001, 2000 and 1999 and the changes during the years are presented below:


                                        2001                           2000                        1999
                              -------------------------      ------------------------    ------------------------
                                               Weighted                      Weighted                    Weighted
                               # of Shares     Average         # of Shares   Average      # of Shares    Average
                              of Underlying    Exercise      of Underlying   Exercise    of Underlying   Exercise
                                  Options        Price          Options        Price        Options        Price
                              -------------    --------      -------------   --------    -------------   --------

Outstanding at beginning
    of year                      586,000        $12.56           582,000       $12.60         568,000     $12.68
Granted                            4,000        $ 9.32             4,000       $ 6.88          14,000     $ 9.24
Exercised
Forfeited
                                 -------        ------           -------       ------         -------     ------

Outstanding at end of year       590,000        $12.54           586,000       $12.56         582,000     $12.60

Exercisable at end of year       561,000        $12.54           529,000       $12.58         505,000     $12.55



                                        Options Outstanding                        Options Exercisable
                              ----------------------------------------     --------------------------------------
                                               Weighted       Weighted                       Weighted    Weighted
                                                Average       Average                         Average    Average
                              # Outstanding    Remaining      Exercise     # Exercisable     Remaining   Exercise
Range of Exercise Prices         at 12/31/01      Life         Price         at 12/31/01        Life       Price
------------------------      --------------   ---------     ---------     -------------     ---------   --------
$8.69 -- $13.69                   590,000         1.71         $12.54          561,000          1.53      $12.54

The Company applies APB Opinion No. 25 and related interpretations in accounting for the plans as permitted by FASB Statement No. 123. Consequently, no compensation cost has been recognized under the Plans.

For the purposes of disclosures required by FASB Statement No. 123, the fair value of each option granted during 2001, 2000 and 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend of $0.75 for 2001, dividend of $1.06 for 2000 and $1.24 for 1999; (2) expected volatility of .24 for 2001, .21 for 2000 and .19 for 1999; (3) a risk-free interest rate of 5.0% for 2001, 6.3% for 2000 and 6.0% for 1999; and (4) expected life of six years for 2001, six years for 2000, ten years for 1999.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



11.      Stock Based Compensation Plans, Continued

Had compensation cost for the Company's 2001, 2000 and 1999 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's pro forma net income, and net income per common share for 2001, 2000 and 1999 would have decreased less than 1%.

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of the future effect, since additional SFAS 123 awards in future years are anticipated.

Restricted Stock

A summary of the status of the Company's restricted stock grants made under the Plans to officers and directors as of December 31, 2001, 2000 and 1999 and the changes during the years are presented below:

                                         2001                             2000                          1999
                              ----------------------------      ------------------------      ------------------------
                                                Weighted                      Weighted                      Weighted
                                                Average                       Average                       Average
                                               Fair Market                   Fair Market                   Fair Market
                                  # of          Value at         # of         Value at         # of         Value at
                                 Shares          Grant          Shares         Grant          Shares          Grant
                                ---------      -----------      -------      -----------      ------       -----------
Outstanding at beginning
    of year                     386,300          $11.23         323,300          $11.64       193,500        $12.92
Granted:
  With 5 year pro rata vesting   21,820          $ 6.19          51,450          $ 6.75        91,400        $ 9.69
  With 4 year pro rata vesting
  With 3 year pro rata vesting   10,000          $ 6.19          20,000          $ 6.75        38,400        $ 9.75
                                -------          ------         -------          ------       -------        ------

Total granted                    31,820          $ 6.19          71,450          $ 6.75       129,800        $ 9.71
Vested to former employee                                        (1,440)         $11.83
Forfeited                                                        (7,010)         $10.93
                                -------          ------         -------          ------       -------        ------

Outstanding at end of year      418,120          $10.40         386,300          $10.75       323,300        $11.64

Vested at end of year           218,086          $11.56         141,240          $12.06        71,300        $12.42


12.      Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset." The Statement requires that long- lived assets to be disposed of by sale be considered held and used until they are disposed of. The Statement requires that long-lived assets to be disposed of by sale be accounted for under the requirements of SFAS No. 121 which requires that such assets be measured at the lower of carrying amount or fair value less cost to sell and to cease depreciation. SFAS No. 144 requires a probability-weighted cash flow estimation approach with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range of possible future cash flow amounts are estimated. As a result, discontinued operations will no longer be measured on a net realizable basis, and future operating losses will no longer be recognized before they occur. Additionally, goodwill will be removed from the scope of SFAS No. 144 and as a result will no longer be required to be allocated to long-lived assets to be tested for impairment. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently not affected by the Statement's requirements.

13.      Subsequent Events

On the 2002 Effective Date, the Company terminated all 19 of its Percentage Leases with the Prime Lessees. No remuneration was exchanged for the termination of the leases. This action was precipitated by the recent enactment of the RMA, which enables REITs such as the Company to gain greater control of their properties by establishing taxable subsidiaries to function as lessees, with hotel management provided by independent companies. On the 2002 Effective Date, the Company entered into leases with the TRS Lessees for the 19 hotels, and the TRS Lessees entered into management contracts on 19 of its hotels with affiliates of Prime, which will expire on December 31, 2007 for 10 hotels and on June 30, 2008 for 9 hotels. On the 2002 Effective Date, one of the TRS Lessees also entered into a new management agreement with Waterford for the Company's hotel in Burlington, Vermont for a term ending on December 31, 2003.

On January 25, 2002, the Company issued 51,704 shares of common stock valued at $6.62 per share to its officers in lieu of cash to satisfy bonus compensation accrued at December 31, 2001.

                                EQUITY INNS, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (in thousands)



                                                  Allowance
                                                 for Doubtful
                                                    Account
                                                 -------------
Balance January 1, 1999                            $    0

Charged to costs and expenses                         -

Charged to other accounts                             -

Deductions                                            -
                                                   ------

Balance December 31, 1999                               0

Charged to costs and expenses                         -

Charged to other accounts                             -

Deductions                                            -
                                                   ------

Balance December 31, 2000                               0

Charged to costs and expenses                       2,717

Charged to other accounts                             712

Deductions                                             -
                                                   ------

Balance December 31, 2001                          $3,429
                                                   ======

                                EQUITY INNS, INC.
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2001
                                 (In Thousands)


                                                                Cost Capitalized Subsequent         Gross Amount at Which
                                        Initial Cost                  to Acquistion           Carried at Close of Period Buildings
                                ------------------------------- --------------------------- ----------------------------------------
                                                      Furniture       Buildings   Furniture          Buildings    Furniture
                                                        and             and          and               and           and
Description of Property           Land   Improvements Fixtures  Land Improvements Fixtures   Land   Improvements  Fixtures    Total
-----------------------         -------- ------------ --------- ---- ------------ --------- ------- ------------- --------- --------
Hampton Inn- Albany, New York   $    953     $  9,897   $   802         $   618    $   116  $   953    $ 10,515   $    918  $ 12,386
Hampton Inn-Cleveland, Ohio          820        4,428       217             678        375      820       5,106        592     6,518
Hampton Inn-College Station,
  Texas                              656        4,655       671             866        380      656       5,521      1,051     7,228
Hampton Inn-Columbus, Georgia        603        2,591       787             802        274      603       3,393      1,061     5,057
Hampton Inn-Ft. Worth, Texas         385        1,754       896             957        289      385       2,711      1,185     4,281
Hampton Inn-Louisville, Kentucky     395        2,406       919             722        238      395       3,128      1,157     4,680
Hampton Inn-Sarasota, Florida        553        3,389       753             760        210      553       4,149        963     5,665
Hampton Inn-Ann Arbor, Michigan      565        4,499       506             685        526      565       5,184      1,032     6,781
Hampton Inn-Gurnee, Illinois         630        3,397       277           1,046        748      630       4,443      1,025     6,098
Comfort Inn-Arlington, Texas         425        6,387       582             631        452      425       7,018      1,034     8,477
Residence Inn-Eagan, Minnesota       540        8,130       652           1,435        813      540       9,565      1,465    11,570
Residence Inn-Tinton Falls,
  New Jersey                                    7,711       419             953        653                8,664      1,072     9,736
Hampton Inn-Milford,
  Connecticut                        759        5,689       467             891        773      759       6,580      1,240     8,579
Hampton Inn-Meriden, Connecticut     648        3,226       435             774        431      648       4,000        866     5,514
Hampton Inn-Beckley, West
  Virginia                         1,876        5,557       402             610         52    1,876       6,167        454     8,497
Holiday Inn-Bluefield, West
  Virginia                         1,661        6,141       342           1,578      1,260    1,661       7,719      1,602    10,982
Hampton Inn-Gastonia, North
  Carolina                         1,651        4,741       358             284        611    1,651       5,025        969     7,645
Hampton Inn-Morgantown, West
  Virginia                         1,573        4,311       324     $4      187        351    1,577       4,498        675     6,750
Holiday Inn-Oak Hill, West
  Virginia                           269        3,727        85           1.628      1,191      269       5,355      1,276     6,900
Holiday Inn Express-Wilkesboro,
  North Carolina                     269        2,778       177           1,147        655      269       3,925        832     5,026
Hampton Inn-Naperville, Illinois     678        6,455       396             913        744      678       7,368      1,140     9,186
Hampton Inn-State College,
  Pennsylvania                       718        7,310       525             423        473      718       7,733        998     9,449
Comfort Inn-Rutland, Vermont         359        3,683       354             355        322      359       4,038        676     5,073
Hampton Inn-Scranton,
  Pennsylvania                       403        7,017       720             227        353      403       7,244      1,073     8,720
Residence Inn-Omaha, Nebraska        953        2,650       162      6    1,773        853      959       4,423      1,015     6,397
Hampton Inn-Fayetteville, North
  Carolina                           403        5,043       148     17      800        880      420       5,843      1,028     7,291
Hampton Inn-Indianapolis,
  Indiana                          1,207        6,513       126             597      1,147    1,207       7,110      1,273     9,590
Hampton Inn-Jacksonville Florida     403        4,793       126             502      1,240      403       5,295      1,366     7,064
Holiday Inn-Mt. Pleasant, South
  Carolina                           888        7,874       247           2,392      1,760      888      10,266      2,007    13,161
Comfort Inn-Jacksonville Beach,
  Florida                            849        7,307       371      2    2,058      1,439      851       9,365      1,810    12,026
Hampton Inn-Austin, Texas            500        6,659       375      6      649        794      506       7,308      1,169     8,983
Hampton Inn-Knoxville, Tennessee     617        3,871       232             632        841      617       4,503      1,073     6,193
Hampton Inn-Glen Burnie, Maryland               5,075       322             597        667                5,672        989     6,661
Hampton Inn-Detroit, Michigan      1,207        5,785       526             672        412    1,207       6,457        938     8,602
Homewood Suites-Hartford,
  Connecticut                      2,866        7,660       915           1,189        318    2,866       8,849      1,233    12,948
Holiday Inn-Winston-Salem, North
  Carolina                         1,350        3,124       639           3,656        945    1,350       6,780      1,584     9,714
Hampton Inn-Scottsdale, Arizona    2,227        6,566       723             227        118    2,227       6,793        841     9,861
Hampton Inn-Chattanooga,
  Tennessee                        1,475        6,824       752           1,419        440    1,475       8,243      1,192    10,910
Homewood Suites-San Antonio,
  Texas                              907        6,661     1,029             116         87      907       6,777      1,116     8,800
Residence Inn-Burlington,
  Vermont                            678        6,677       342           1,003        701      678       7,680      1,043     9,401
Homewood Suites-Phoenix, Arizona                7,086       902           1,803         69                8,889        971     9,860
Residence Inn-Colorado Springs,
  Colorado                         1,350        7,638       740           1,462        534    1,350       9,100      1,274    11,724
Residence Inn-Oklahoma City,
  Oklahoma                         1,450        8,921       850           1,896        273    1,450      10,817      1,123    13,390
Residence Inn-Tucson, Arizona        832        7,078       705           1,230        767      832       8,308      1,472    10,612
Hampton Inn-Norfolk, Virginia                   5,092       520             867        662                5,959      1,182     7,141
Hampton Inn-Pickwick, Tennessee      370        1,484       263             267        164      370       1,751        427     2,548
Hampton Inn-Overland Park,
  Kansas                             906        5,931       330             808        804      906       6,739      1,134     8,779
Hampton Inn-Addison, Texas         2,981        6,336       810             748        779    2,981       7,084      1,589    11,654
Hampton Inn-Atlanta-Northlake,
  Georgia                                       6,905       600             605        621                7,510      1,221     8,731
Hampton Inn-Birmingham (Mountain
  Brook), Alabama                               7,988       687             780        345                8,768      1,032     9,800
Hampton Inn-Birmingham
  (Vestavia), Alabama              1,057        5,162       541             426        555    1,057       5,588      1,096     7,741
Hampton Inn-Chapel Hill, North
  Carolina                         1,834        6,504       725             449        382    1,834       6,953      1,107     9,894
Hampton Inn-Charleston, South
  Carolina                           712        5,219       516             519        550      712       5,738      1,066     7,516
Hampton Inn-Colorado Springs,
  Colorado                           803        3,925       411             514        310      803       4,439        721     5,963
Hampton Inn-Columbia, South
  Carolina                           650        6,572       628             554        369      650       7,126        997     8,773


                                      Accumulated     Net Book
                                      Depreciation      Value                      Life Upon
                                      Buildings and  Buildings and                   Which
                                      Improvements;  Improvements;                Depreciation
                                      Furniture &    Furniture &      Date of     In Statement
Description of Property                 Fixtures       Fixtures     Construction  Is Computed
-----------------------               -------------  -------------  ------------  ------------

Hampton Inn- Albany, New York          $  3,249       $  9,137           1986        5-40 Yrs.
Hampton Inn-Cleveland, Ohio               1,615          4,903           1987        5-40 Yrs.
Hampton Inn-College Station,
  Texas                                   1,939          5,289           1986        5-40 Yrs.
Hampton Inn-Columbus, Georgia             1,707          3,350           1986        5-40 Yrs.
Hampton Inn-Ft. Worth, Texas              1,300          2,981           1987        5-40 Yrs.
Hampton Inn-Louisville, Kentucky          2,135          2,545           1986        5-40 Yrs.
Hampton Inn-Sarasota, Florida             1,424          4,241           1987        5-40 Yrs.
Hampton Inn-Ann Arbor, Michigan           1,949          4,832           1986        5-31 Yrs.
Hampton Inn-Gurnee, Illinois              1,655          4,443           1988        5-31 Yrs.
Comfort Inn-Arlington, Texas              2,171          6,306           1985        5-31 Yrs.
Residence Inn-Eagan, Minnesota            3,209          8,361           1988        5-31 Yrs.
Residence Inn-Tinton Falls,
  New Jersey                              2,556          7,180           1988        5-31 Yrs.
Hampton Inn-Milford,
  Connecticut                             2,190          6,389           1986        5-31 Yrs.
Hampton Inn-Meriden, Connecticut          1,412          4,102           1988        5-31 Yrs.
Hampton Inn-Beckley, West
  Virginia                                1,558          6,939           1992        5-31 Yrs.
Holiday Inn-Bluefield, West
  Virginia                                2,657          8,325           1980        5-31 Yrs.
Hampton Inn-Gastonia, North
  Carolina                                1,749          5,896           1989        5-31 Yrs.
Hampton Inn-Morgantown, West
  Virginia                                1,475          5,275           1991        5-31 Yrs.
Holiday Inn-Oak Hill, West
  Virginia                                1,894          5,006           1983        5-31 Yrs.
Holiday Inn Express-Wilkesboro,
  North Carolina                          1,177          3,849           1985        5-31 Yrs.
Hampton Inn-Naperville, Illinois          2,393          6,793           1987        5-31 Yrs.
Hampton Inn-State College,
  Pennsylvania                            2,261          7,188           1987        5-31 Yrs.
Comfort Inn-Rutland, Vermont              1,391          3,682           1985        5-31 Yrs.
Hampton Inn-Scranton,
  Pennsylvania                            2,251          6,469           1994        5-31 Yrs.
Residence Inn-Omaha, Nebraska             1,286          5,111           1985        5-31 Yrs.
Hampton Inn-Fayetteville, North
  Carolina                                1,900          5,391           1986        5-31 Yrs.
Hampton Inn-Indianapolis,
  Indiana                                 2,337          7,253           1987        5-31 Yrs.
Hampton Inn-Jacksonville Florida          1,910          5,154           1986        5-31 Yrs.
Holiday Inn-Mt. Pleasant, South
  Carolina                                2,387         10,774           1988        5-31 Yrs.
Comfort Inn-Jacksonville Beach,
  Florida                                 2,741          9,285           1990        5-31 Yrs.
Hampton Inn-Austin, Texas                 2,113          6,870           1987        5-31 Yrs.
Hampton Inn-Knoxville, Tennessee          1,413          4,780           1988        5-31 Yrs.
Hampton Inn-Glen Burnie, Maryland         1,532          5,129           1989        5-31 Yrs.
Hampton Inn-Detroit, Michigan             1,734          6,868           1989        5-31 Yrs.
Homewood Suites-Hartford,
  Connecticut                             1,939         11,009           1990        5-31 Yrs.
Holiday Inn-Winston-Salem, North
  Carolina                                1,605          8,109           1969        5-31 Yrs.
Hampton Inn-Scottsdale, Arizona           1,777          8,084           1996        5-31 Yrs.
Hampton Inn-Chattanooga,
  Tennessee                               1,608          9,302           1988        5-31 Yrs.
Homewood Suites-San Antonio,
  Texas                                   1,940          6,860           1996        5-31 Yrs.
Residence Inn-Burlington,
  Vermont                                 1,922          7,479           1988        5-31 Yrs.
Homewood Suites-Phoenix, Arizona          2,140          7,720           1996        5-31 Yrs.
Residence Inn-Colorado Springs,
  Colorado                                1,844          9,880           1984        5-31 Yrs.
Residence Inn-Oklahoma City,
  Oklahoma                                2,124         11,266           1982        5-31 Yrs.
Residence Inn-Tucson, Arizona             2,007          8,605           1985        5-31 Yrs.
Hampton Inn-Norfolk, Virginia             1,521          5,620           1990        5-31 Yrs.
Hampton Inn-Pickwick, Tennessee             506          2,042           1994        5-31 Yrs.
Hampton Inn-Overland Park,
  Kansas                                  1,563          7,216           1991        5-31 Yrs.
Hampton Inn-Addison, Texas                1,850          9,804           1985        5-31 Yrs.
Hampton Inn-Atlanta-Northlake,
  Georgia                                 1,710          7,021           1988        5-31 Yrs.
Hampton Inn-Birmingham (Mountain
  Brook), Alabama                         1,762          8,038           1987        5-31 Yrs.
Hampton Inn-Birmingham
  (Vestavia), Alabama                     1,396          6,345           1986        5-31 Yrs.
Hampton Inn-Chapel Hill, North
  Carolina                                1,604          8,290           1986        5-31 Yrs.
Hampton Inn-Charleston, South
  Carolina                                1,361          6,155           1985        5-31 Yrs.
Hampton Inn-Colorado Springs,
  Colorado                                1,055          4,908           1985        5-31 Yrs.
Hampton Inn-Columbia, South
  Carolina                                1,592          7,181           1985        5-31 Yrs.

                                EQUITY INNS, INC.
      SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
                             AS OF DECEMBER 31, 2001
                                 (In Thousands)



                                                                Cost Capitalized Subsequent         Gross Amount at Which
                                        Initial Cost                  to Acquistion           Carried at Close of Period Buildings
                                ------------------------------- --------------------------- ----------------------------------------
                                                      Furniture       Buildings   Furniture          Buildings    Furniture
                                                        and             and          and               and           and
Description of Property           Land   Improvements Fixtures  Land Improvements Fixtures   Land   Improvements  Fixtures    Total
-----------------------         -------- ------------ --------- ---- ------------ --------- ------- ------------- --------- --------
Hampton Inn-Aurora, Colorado         784        3,344       359            475        368      784       3,819        727     5,330
Hampton Inn-Detroit (Madison
  Heights), Michigan                 881        4,304       451            542        283      881       4,846        734     6,461
Hampton Inn-Dublin, Ohio             944        3,612       483            766        578      944       4,378      1,061     6,383
Hampton Inn-Kansas City, Kansas      585        4,294       425            343        408      585       4,637        833     6,055
Hampton Inn-Little Rock, Arkansas    898        5,520       558            831        397      898       6,351        955     8,204
Hampton Inn-Memphis (Poplar),
  Tennessee                        1,955        6,547       739            787        312    1,955       7,334      1,051    10,340
Hampton Inn-Memphis (Sycamore),
  Tennessee                        2,751          239                      547        644                3,298        883     4,181
Hampton Inn-Nashville (Briley),
  Tennessee                        6,550          569                    1,031        500                7,581      1,069     8,650
Hampton Inn-Richardson, Texas      1,750        5,252       609            617        664    1,750       5,869      1,273     8,892
Hampton Inn-St. Louis, Missouri      665        3,775       386            722        770      665       4,497      1,156     6,318
Homewood Suites-Germantown,
  Tennessee                        1,011        5,760     1,011            491        231    1,011       6,251      1,242     8,504
Homewood Suites-Augusta, Georgia     330        4,164       516            178        124      330       4,342        640     5,312
Residence Inn-Princeton, New
  Jersey                           1,920       15,875     1,500          1,432        427    1,920      17,307      1,927    21,154
AmeriSuites-Cincinnati (Blue
  Ash), Ohio                         900        6,241       466            328        275      900       6,569        741     8,210
AmeriSuites-Cincinnati (Forest
  Park), Ohio                        800        5,616       569            418        331      800       6,034        900     7,734
AmeriSuites-Columbus, Ohio           903        6,774       856            224        404      903       6,998      1,260     9,161
AmeriSuites-Flagstaff, Arizona       600        3,832       737            216        183      600       4,048        920     5,568
AmeriSuites-Jacksonville,
  Florida                          1,168        5,734       436            587        324    1,168       6,321        760     8,249
AmeriSuites-Indianapolis,
  Indiana                            700        4,775       800            206        232      700       4,981      1,032     6,713
AmeriSuites-Miami, Florida         1,500        9,387       900            233         72    1,500       9,620        972    12,092
AmeriSuites-Overland Park,
  Kansas                           1,300        7,030       900            347        301    1,300       7,377      1,201     9,878
AmeriSuites-Richmond, Virginia     1,772        9,640       921            378        292    1,772      10,018      1,213    13,003
AmeriSuites-Tampa, Florida         1,400        9,786       523            154        129    1,400       9,940        652    11,992
Hampton Inn-San Antonio, Texas     3,749        7,539     1,317            732        191    3,749       8,271      1,508    13,528
Homewood Suites-Sharonville,
  Ohio                               863        6,194       746            767        529      863       6,961      1,275     9,099
Residence Inn-Boise, Idaho           950        5,758       350          1,228        932      950       6,986      1,282     9,218
Residence Inn-Portland, Oregon     2,400       20,735       500            972        944    2,400      21,707      1,444    25,551
Hampton Inn & Suites-Memphis
  (Bartlett), Tennessee              860        5,721     1,052            120         22      860       5,841      1,074     7,775
Residence Inn-Somers Point,
  New Jersey                       1,094        6,372       729            789        613    1,094       7,161      1,342     9,597
AmeriSuites-Albuquerque, New
  Mexico                           1,776        6,871       918             52         45    1,776       6,923        963     9,662
AmeriSuites-Baltimore, Maryland      659        8,514       898             46         34      659       8,560        932    10,151
AmeriSuites-Baton Rouge,
  Louisiana                          649        9,085     1,157             51         20      649       9,136      1,177    10,962
AmeriSuites-Birmingham, Alabama    1,066        5,871       758             60         21    1,066       5,931        779     7,776
AmeriSuites-Las Vegas, Nevada      4,126       13,056     1,965             49        142    4,126      13,105      2,107    19,338
AmeriSuites-Memphis (Wolfchase),
  Tennessee                        1,108        6,433       900             47         43    1.108       6,480        943     8,531
AmeriSuites-Miami (Kendall),
  Florida                          2,426        7,394       802             39         96    2,426       7,433        898    10,757
AmeriSuites-Minneapolis,
  Minnesota                        1,312        7,421       873             49         58    1,312       7,470        931     9,713
AmeriSuites-Nashville,
  Tennessee                        1,622        8,452     1,198             41          9    1,622       8,493      1,207    11,322
Homewood Suites-Seattle,
  Washington                       2,640       17,769     1,760            240        262    2,640      18,009      2,022    22,671
Homewood Suites-Chicago,
  Illinois                                     29,052                    2,801      3,542               31,853      3,542    35,395
Homewood Suites-Orlando,
  Florida                          4,250       17,015                      164      2,841    4,250      17,179      2,841    24,270
Construction in Progress           2,167                                                     2,167                            2,167
Corporate Office--Memphis, TN                                                         426                             426       426
                                 -------     --------   -------    --- -------    ------- --------    --------   --------  --------

                                $103,347     $634,617   $59,205    $35 $70,480    $51,135 $103,382    $705,097   $110,340  $918,819
                                ========     ========   =======    === =======    ======= ========    ========   ========  ========


                                      Accumulated    Net Book
                                      Depreciation     Value                       Life Upon
                                      Buildings and  Buildings and                   Which
                                      Improvements;  Improvements;                Depreciation
                                      Furniture &    Furniture &      Date of     In Statement
Description of Property                 Fixtures       Fixtures     Construction  Is Computed
-----------------------               -------------  -------------  ------------  ------------

Hampton Inn-Aurora, Colorado                954          4,376           1985        5-31 Yrs.
Hampton Inn-Detroit (Madison
  Heights), Michigan                      1,101          5,360           1987        5-31 Yrs.
Hampton Inn-Dublin, Ohio                  1,211          5,172           1988        5-31 Yrs.
Hampton Inn-Kansas City, Kansas           1,108          4,947           1987        5-31 Yrs.
Hampton Inn-Little Rock, Arkansas         1,234          6,970           1985        5-31 Yrs.
Hampton Inn-Memphis (Poplar),
  Tennessee                               1,626          8,714           1985        5-31 Yrs.
Hampton Inn-Memphis (Sycamore),
  Tennessee                                 880          3,301           1984        5-31 Yrs.
Hampton Inn-Nashville (Briley),
  Tennessee                               1,493          7,157           1987        5-31 Yrs.
Hampton Inn-Richardson, Texas             1,548          7,344           1987        5-31 Yrs.
Hampton Inn-St. Louis, Missouri           1,271          5,047           1987        5-31 Yrs.
Homewood Suites-Germantown,
  Tennessee                               1,588          6,916           1986        5-31 Yrs.
Homewood Suites-Augusta, Georgia            967          4,345           1997        5-31 Yrs.
Residence Inn-Princeton, New
  Jersey                                  3,314         17,840           1988        5-31 Yrs.
AmeriSuites-Cincinnati (Blue
  Ash), Ohio                              1,228          6,982           1990        5-31 Yrs.
AmeriSuites-Cincinnati (Forest
  Park), Ohio                             1,263          6,471           1992        5-31 Yrs.
AmeriSuites-Columbus, Ohio                1,554          7,607           1994        5-31 Yrs.
AmeriSuites-Flagstaff, Arizona              962          4,606           1993        5-31 Yrs.
AmeriSuites-Jacksonville,
  Florida                                 1,215          7,034           1996        5-31 Yrs.
AmeriSuites-Indianapolis,
  Indiana                                 1,182          5,531           1992        5-31 Yrs.
AmeriSuites-Miami, Florida                1,794         10,298           1996        5-31 Yrs.
AmeriSuites-Overland Park,
  Kansas                                  1,600          8,278           1994        5-31 Yrs.
AmeriSuites-Richmond, Virginia            1,899         11,104           1992        5-31 Yrs.
AmeriSuites-Tampa, Florida                1,649         10,343           1994        5-31 Yrs.
Hampton Inn-San Antonio, Texas            1,755         11,773           1995        5-31 Yrs.
Homewood Suites-Sharonville,
  Ohio                                    1,456          7,643           1990        5-31 Yrs.
Residence Inn-Boise, Idaho                1,180          8,038           1986        5-31 Yrs.
Residence Inn-Portland, Oregon            3,014         22,537           1990        5-31 Yrs.
Hampton Inn & Suites-Memphis
  (Bartlett), Tennessee                   1,255          6,520           1998        5-31 Yrs.
Residence Inn-Somers Point,
  New Jersey                              1,447          8,150           1998        5-31 Yrs.
AmeriSuites-Albuquerque, New
  Mexico                                  1,246          8,416           1997        5-31 Yrs.
AmeriSuites-Baltimore, Maryland           1,424          8,727           1996        5-31 Yrs.
AmeriSuites-Baton Rouge,
  Louisiana                               1,615          9,347           1997        5-31 Yrs.
AmeriSuites-Birmingham, Alabama           1,052          6,724           1997        5-31 Yrs.
AmeriSuites-Las Vegas, Nevada             2,479         16,859           1998        5-31 Yrs.
AmeriSuites-Memphis (Wolfchase),
  Tennessee                               1,188          7,343           1996        5-31 Yrs.
AmeriSuites-Miami (Kendall),
  Florida                                 1,265          9,492           1996        5-31 Yrs.
AmeriSuites-Minneapolis,
  Minnesota                               1,288          8,425           1997        5-31 Yrs.
AmeriSuites-Nashville,
  Tennessee                               1,560          9,762           1997        5-31 Yrs.
Homewood Suites-Seattle,
  Washington                              2,936         19,735           1998        5-31 Yrs.
Homewood Suites-Chicago,
  Illinois                                3,942         31,453           1999        5-31 Yrs.
Homewood Suites-Orlando,
  Florida                                 2,509         21,761           1999        5-31 Yrs.
Construction in Progress                                 2,167                       5-31 Yrs.
Corporate Office--Memphis, TN               180            246                       7 Yrs.
                                       --------       --------

                                       $166,928       $751,891
                                       ========       ========

(a) Reconciliation of Real Estate:
     Balance at December 31, 1999                       $915,421
       Additions during the period                         9,791
       Sales during the period                           (18,216)
                                                        --------
     Balance at December 31, 2000                         12,991
       Additions during the period                        (1,168)
                                                         --------
       Sales during the period

     Balance at December 31, 2001                        $918,819
                                                         ========

(b) Reconciliation of Accumulated Depreciation:
        Balance At December 31, 1999                     $100,884
           Depreciation expense during the period          36,455
           Depreciation on sales during the period         (2,754)
                                                         --------
         Balance at December 31, 2000                     134,585
          Depreciation expense during the period           32,343

         Depreciation on sales during the period                0
                                                         --------

        Balance at December 31, 2001                     $166,928
                                                         ========

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended December 31, 2001 and through the date of this report, there has been no change in the Company's independent accountants, nor have any disagreements with such accountants or reportable events occurred.


                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference from the section entitled "The Election of Directors" in the Proxy Statement as to the Company's directors. See also Item 1 -- "Business- Executive Officers of the Company."



ITEM 11.      EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement. The matters labeled "Performance Graph" contained in the Proxy Statement shall not be deemed to be incorporated by reference into this Annual Report on Form 10-K.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

                                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Annual Report on Form 10-K:

(a)    Financial Statements:

The following financial statements and financial statement schedules are located in this report on the pages indicated:

Equity Inns, Inc.                                                           Page
    Report of Independent Accountants                                        25
    Consolidated Balance Sheets at December 31, 2001 and 2000                26
    Consolidated Statements of Operations for the years ended
      December 31, 2001, 2000 and 1999                                       27
    Consolidated Statements of Comprehensive Income for the
      years ended December 31, 2001, 2000 and 1999                           28
    Consolidated Statements of Shareholders' Equity for the
      years ended December 31, 2001, 2000 and 1999                           29
    Consolidated Statements of Cash Flows for the years ended
      December 31, 2001, 2000 and 1999                                       31
    Notes to Consolidated Financial Statements                               32
    Schedule II -- Valuation and Qualifying Accounts for the years
      enced December 31, 2001, 2000 and 1999                                 45
    Schedule III - Real Estate and Accumulated Depreciation
      as of December 31, 2001                                                46

All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted from this report.

(b)      Reports on Form 8-K:

Two (2) Current Reports on Form 8-K were filed by the Company with the SEC during the fourth quarter of 2001: (1) on November 11, 2001 to report the issuance of a press release as to the Company's operating results for the third quarter of 2001; and (2) on December 12, 2001 to report certain modification and waivers to the Line of Credit.

(c)     Exhibits:

Exhibit
Number        Description
------        -----------

3.1(a) --     Second Amended and Restated Charter of the Registrant
              (incorporated by reference to Exhibit 3.1 to the Company's Current
              Report on Form 8-K (Registration No. 01-12073) filed with the SEC on October 23, 1997)

3.1(b) --     Articles of Amendment to the Second Amended and Restated
              Charter of the Registrant (incorporated by reference to Exhibit
              3.1 to the Company's Current Report on Form 8-K (Registration No.
              01-12073) filed with the SEC on May 28, 1998)

3.1(c) --     Articles of Amendment to the Second Amended and Restated
              Charter of the Registrant (incorporated by reference to Exhibit
              4.2 to the Company's Current Report on Form 8-K (Registration No.
              01-12073) filed with the SEC on June 24, 1998)

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

4.1(b) --     Form of Share Certificate for the Company's 9 1/2% Series A
              Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-11 (Registration No. 33-73304))

4.2(a) --     Third Amended and Restated Agreement of Limited Partnership of
              Equity Inns Partnership, L.P. (incorporated by reference to
              Exhibit 4.1 to the Company's Current Report on Form 8-K dated
              June 24, 1997 (Registration No. 01-12073) filed with the SEC on
              July 10, 1997)

4.2(b) --     Amendment No. 1 to Third Amended and Restated Agreement of Limited
              Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form
              8-K (Registration No. 01-12073) filed with the SEC on June 24,
              1998)

4.3, 10.1 --  Indenture dated as of February 6, 1997 among EQI Financing
              Partnership I, L.P. as Issuer, LaSalle National Bank as Trustee, and ABN AMBRO Bank N.V. as Fiscal Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Registration No. 01-12073) for the quarter ended March 31, 1997 and filed with the SEC on April 30, 1997)

10.2(a) --    Form of Lease Agreement, effective as of January 1, 2001
              (incorporated by reference to Exhibit 10.2 to the Company's
              Current Report on Form 8-K (Registration No. 01- 12073) filed with the SEC on February 26, 2001)

10.2(b) --    Form of Consolidated Lease Agreement for the AmeriSuites hotels leased by certain subsidiaries of Equity Inns TRS Holdings, Inc.
              as lessees, and Equity Inns Partnership, L.P. as lessor, effective as of January 1, 2002 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Registration No.
              01-12073) filed with the SEC on January 25, 2002)

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
              Inns Partnership, L.P. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-3 (Registration
              No. 33-93158))

10.6(a) --    Loan Agreement, dated as of June 16, 1999, among EQI Financing
              Partnership II, L.P. and EQI/WV Financing Partnership, L.P., as
              Borrower Parties, and GMAC Commercial Mortgage Corporation, as
              Lender (incorporated by reference to Exhibit 10.2 to the Company's
              Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.6(b) --    Loan Affirmation and Modification Agreement dated as of December
              31, 2000 by and among EQI Financing Partnership II, L.P., EQI/WV
              Financing Partnership, L.P., ENN Leasing Company II, L.L.C.,
              Equity Inns Partnership, L.P., Equity Inns, Inc., Norwest Bank
              Minnesota, National Association, as trustee, and LaSalle Bank
              National Association, as trustee (incorporated by reference to
              Exhibit 10.4 to the Company's Current Report on Form 8-K
              (Registration No. 01-12073) filed with the SEC on February 26,
              2001)

10.6(c) --    Loan Affirmation and Modification Agreement dated as of January 9,
              2002 , 2001 by and among EQI Financing Partnership II, L.P.,
              EQI/WV Financing Partnership, L.P., EQI Financing Partnership V,
              L.P., ENN Leasing Company II, L.L.C., ENN Leasing Company V,
              L.L.C., Equity Inns Partnership, L.P., Equity Inns, Inc., Equity
              Inns Trust, Norwest Bank Minnesota, National Association, as trustee, and LaSalle Bank National Association, as trustee
              (incorporated by reference to Exhibit 10.2 to the Company's
              Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 25, 2002)

10.7   --     Loan Agreement, dated as of October 20, 2000, between EQI
              Financing Partnership V, L.P., as Borrower, and GMAC Commercial
              Mortgage Corporation, as Lender (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (Registration No. 01-12073) filed with the SEC on March 23, 2001)

10.8   --     Loan Agreement, dated as of November 7, 2000, between EQI
              Financing Partnership III, L.P., as Borrower,  and General
              Electric Capital Corporation, as Lender (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (Registration No. 01-12073) filed with the SEC on March 23, 2001)

10.9   --     Loan Agreement, dated as of November 7, 2000, by and among EQI
              Financing Partnership IV, L.P. and EQI/WV Financing Partnership
              II, L.P., as Borrowers, and General Electric Capital Corporation, as Lender (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December
              31, 2000 (Registration No. 01-12073) filed with the SEC on March
              23, 2001)

10.10(a) --   Secured Revolving Credit Agreement dated as of October 26, 2000, by and among Equity Inns Partnership, L.P., Equity Inns/West
              Virginia Partnership, L.P. and Equity Inns Partnership II, L.P. as
              Borrower, Bank One, NA, Credit Lyonnais New York Branch, Bank of
              America, N.A., National Bank of Commerce, AmSouth Bank and Union
              Planters Bank, National Association,  as Lenders, Bank One, NA, as
              Administrative Agent, Banc One Capital Markets, Inc. as Co-Lead
              Arranger/Book Manager, Credit Lyonnais New York Branch as
              Syndication Agent and Co-Lead Arranger/Book Manager, and Bank of
              America N.A. as Documentation Agent (incorporated by reference to
              Exhibit 10.8 to the Company's Current Report on Form 8-K
              (Registration No. 01-12073) filed with the SEC on January 11,
              2001)

10.10(b) --   Waiver and Amendment to Credit Agreement dated as of December 4,
              2001 among Equity Inns Partnership, L.P., Equity Inns/West
              Virginia Partnership, L.P., Bank One, NA, Credit Lyonnais New York
              Branch, Bank of America, N.A., National Bank of Commerce, AmSouth
              Bank and Union Planters Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on
              December 12, 2001)

10.11  --     Master Lease Termination Agreement dated as of December 20, 2001, by and among Equity Inns, Inc., Equity Inns Partnership, L.P.,
              Equity Inns/West Virginia Partnership, L.P., EQI Financing
              Partnership II, L.P., EQI Financing Partnership V, L.P., EQI/WV
              Financing Partnership, L.P., ENN Leasing Company, Inc., ENN
              Leasing Company II, L.L.C., ENN Leasing Company V, L.L.C., Prime
              Hospitality Corp., Oradell Holding Corp., Wayne Holding Corp, and
              Caldwell Holding Corp. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Registration No.
              01-12073) filed with the SEC on January 25, 2002)

10.12  --     Form of Management Agreement between certain subsidiaries of
              Equity Inns TRS Holdings, Inc. and Promus Hotels, Inc., effective as of January 1, 2001 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (Registration No.
              01-12073) filed with the SEC on February 26, 2001)

10.13  --     Form of Management Agreement between certain subsidiaries of
              Equity Inns TRS Holdings, Inc. and Crestline Hotels and Resorts,
              Inc., effective as of January 1, 2001 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K
              (Registration No. 01-12073) filed with the SEC on February 26,
              2001)

10.14  --     Form of Management Agreement between certain subsidiaries of
              Equity Inns TRS Holdings, Inc. and Crossroads Hospitality Company,
              L.L.C., effective as of January 1, 2001 (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K
              (Registration No. 01-12073) filed with the SEC on February 26,
              2001)

10.15  --     Form of Management Agreement between certain subsidiaries of
              Equity Inns TRS Holdings, Inc. and certain affiliates of Prime
              Hospitality Corp., effective as of January 1, 2002 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January
              25, 2002)

10.16  --     Form of Deed of Trust dated as of February 6, 1997 by EQI
              Financing Partnership 1, L.P. in favor of LaSalle National Bank, as Trustee (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (Registration No.
              01-12073) for the quarter ended March 31, 1997 and filed with the SEC on April 30, 1997)

10.17  --     Commercial Lease dated as of December 17, 1998 between 64 LTD. LLC and Equity Inns Services, Inc. (incorporated by reference to
              Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Registration No. 01-12073) filed with the SEC on March 23, 1999)

10.18  --     Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Phillip H. McNeill, Sr.
              (incorporated by reference to Exhibit 10.33 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998
              (Registration No. 01-12073) filed with the SEC on March 23,
              1999)**

10.19  --     Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Howard A. Silver
              (incorporated by reference to Exhibit 10.34 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998
              (Registration No. 01-12073) filed with the SEC on March 23,
              1999)**

10.20  --     Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Donald H. Dempsey
              (incorporated by reference to Exhibit 10.35 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998
              (Registration No. 01-12073) filed with the SEC on March 23,
              1999)**

10.21  --     Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Phillip H. McNeill, Jr.
              (incorporated by reference to Exhibit 10.36 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998
              (Registration No. 01-12073) filed with the SEC on March 23,
              1999)**

10.22* --     Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and J. Ronald Cooper**

10.23* --     Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Richard F. Mitchell**

10.24  --     Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Michael K. Goforth
              (incorporated by reference to Exhibit 10.26 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1999
              (Registration No. 01-12073) filed with the SEC on March 17,
              2000)**

10.25  --     Equity Inns, Inc. Executive Deferred Compensation Plan
              (incorporated by reference to Exhibit 10.27 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1999
              (Registration No. 01-12073) filed with the SEC on March 17,
              2000)**

10.26  --     Master Lease Termination Agreement dated as of September 7, 2000, by and among Equity Inns, Inc., Equity Inns Partnership, L.P.,
              Equity Inns/West Virginia Partnership, L.P., EQI Financing
              Partnership I, L.P., EQI Financing Partnership II, L.P., EQI/WV
              Financing Partnership, L.P., Equity Inns Partnership II, L.P.,
              E.I.P. Orlando, L.P., Crossroads/Memphis Partnership, L.P.,
              Crossroads/Memphis Financing Company, L.L.C., Crossroads/Memphis
              Financing Company II, L.L.C., Crossroads Future Company, L.L.C.,
              Crossroads Future Financing Company, L.L.C., Interstate Hotels,
              LLC and Crossroads Hospitality Company, L.L.C. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form
              8-K (Registration No. 01-12073) filed with the Securities and
              Exchange Commission on January 11, 2001)

21.1*  --     List of subsidiaries of Equity Inns, Inc.

23.1*  --     Consent of PricewaterhouseCoopers L.L.P.
--------------
*  Filed herewith.

** Management Contract or Compensatory Plan or Agreement.

(d)  Financial Statements Schedules

         The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K. See Item 14 (a).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 20th day of March, 2002.

                                                 EQUITY INNS, INC.


                                                 By:  /s/Phillip H. McNeill, Sr.
                                                      --------------------------
                                                      Phillip H. McNeill, Sr.
                                                      Chairman of the Board and
                                                      Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of March, 2002.


       Signature                        Title                         Date
       ---------                        -----                         ----

/s/ Phillip H. McNeill, Sr.    Chairman of the Board and          March 20, 2002
---------------------------
Phillip H. McNeill, Sr.        Chief Executive Officer
                               (Principal Executive Officer)
                               and Director

/s/ Howard A. Silver           President, Chief Operating         March 20, 2002
--------------------
Howard A. Silver               Officer and Director


/s/ Donald H. Dempsey          Executive Vice President,         March 20, 2002
---------------------
Donald H. Dempsey              Secretary, Treasurer, Chief
                               Financial Officer(Principal
                               Financial and Accounting
                               Officer) and Director


/s/ William A. Deupree, Jr.    Director                           March 20, 2002
---------------------------
William A. Deupree, Jr.


/s/ Harry S. Hays              Director                           March 20, 2002
-----------------
Harry S. Hays


/s/ Joseph W. McLeary          Director                           March 20, 2002
---------------------
Joseph W. McLeary

/s/ Raymond E. Schultz         Director                           March 20, 2002
----------------------
Raymond E. Schultz

                                INDEX OF EXHIBITS
Exhibit
Number        Description
------        -----------

3.1(a) --     Second Amended and Restated Charter of the Registrant
              (incorporated by reference to Exhibit 3.1 to the Company's Current
              Report on Form 8-K (Registration No. 01-12073) filed with the SEC on October 23, 1997)

3.1(b) --     Articles of Amendment to the Second Amended and Restated
              Charter of the Registrant (incorporated by reference to Exhibit
              3.1 to the Company's Current Report on Form 8-K (Registration No.
              01-12073) filed with the SEC on May 28, 1998)

3.1(c) --     Articles of Amendment to the Second Amended and Restated
              Charter of the Registrant (incorporated by reference to Exhibit
              4.2 to the Company's Current Report on Form 8-K (Registration No.
              01-12073) filed with the SEC on June 24, 1998)

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

4.1(b) --     Form of Share Certificate for the Company's 9 1/2% Series A
              Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-11 (Registration No. 33-73304))

4.2(a) --     Third Amended and Restated Agreement of Limited Partnership of
              Equity Inns Partnership, L.P. (incorporated by reference to
              Exhibit 4.1 to the Company's Current Report on Form 8-K dated June
              24, 1997 (Registration No. 01-12073) filed with the SEC on July
              10, 1997)

4.2(b) --     Amendment No. 1 to Third Amended and Restated Agreement of Limited
              Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form
              8-K (Registration No. 01-12073) filed with the SEC on June 24,
              1998)

4.3, 10.1 --  Indenture dated as of February 6, 1997 among EQI Financing
              Partnership I, L.P. as Issuer, LaSalle National Bank as Trustee, and ABN AMBRO Bank N.V. as Fiscal Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Registration No. 01-12073) for the quarter ended March 31, 1997 and filed with the SEC on April 30, 1997)

10.2(a) --    Form of Lease Agreement, effective as of January 1, 2001
              (incorporated by reference to Exhibit 10.2 to the Company's
              Current Report on Form 8-K (Registration No. 01- 12073) filed with the SEC on February 26, 2001)

10.2(b) --    Form of Consolidated Lease Agreement for the AmeriSuites hotels leased by certain subsidiaries of Equity Inns TRS Holdings, Inc.
              as lessees, and Equity Inns Partnership, L.P. as lessor, effective as of January 1, 2002 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Registration No.
              01-12073) filed with the SEC on January 25, 2002)

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
              Inns Partnership, L.P. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-3 (Registration
              No. 33-93158))

10.6(a) --    Loan Agreement, dated as of June 16, 1999, among EQI Financing
              Partnership II, L.P. and EQI/WV Financing Partnership, L.P., as
              Borrower Parties, and GMAC Commercial Mortgage Corporation, as
              Lender (incorporated by reference to Exhibit 10.2 to the Company's
              Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.6(b) --    Loan Affirmation and Modification Agreement dated as of December
              31, 2000 by and among EQI Financing Partnership II, L.P., EQI/WV
              Financing Partnership, L.P., ENN Leasing Company II, L.L.C.,
              Equity Inns Partnership, L.P., Equity Inns, Inc., Norwest Bank
              Minnesota, National Association, as trustee, and LaSalle Bank
              National Association, as trustee (incorporated by reference to
              Exhibit 10.4 to the Company's Current Report on Form 8-K
              (Registration No. 01-12073) filed with the SEC on February 26,
              2001)

10.6(c) --    Loan Affirmation and Modification Agreement dated as of January 9,
              2002 , 2001 by and among EQI Financing Partnership II, L.P.,
              EQI/WV Financing Partnership, L.P., EQI Financing Partnership V,
              L.P., ENN Leasing Company II, L.L.C., ENN Leasing Company V,
              L.L.C., Equity Inns Partnership, L.P., Equity Inns, Inc., Equity
              Inns Trust, Norwest Bank Minnesota, National Association, as trustee, and LaSalle Bank National Association, as trustee
              (incorporated by reference to Exhibit 10.2 to the Company's
              Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 25, 2002)

10.7   --     Loan Agreement, dated as of October 20, 2000, between EQI
              Financing Partnership V, L.P., as Borrower, and GMAC Commercial
              Mortgage Corporation, as Lender (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (Registration No. 01-12073) filed with the SEC on March 23, 2001)

10.8   --     Loan Agreement, dated as of November 7, 2000, between EQI
              Financing Partnership III, L.P., as Borrower,  and General
              Electric Capital Corporation, as Lender (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (Registration No. 01-12073) filed with the SEC on March 23, 2001)

10.9   --     Loan Agreement, dated as of November 7, 2000, by and among EQI
              Financing Partnership IV, L.P. and EQI/WV Financing Partnership
              II, L.P., as Borrowers, and General Electric Capital Corporation, as Lender (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December
              31, 2000 (Registration No. 01-12073) filed with the SEC on March
              23, 2001)

10.10(a) --   Secured Revolving Credit Agreement dated as of October 26, 2000, by and among Equity Inns Partnership, L.P., Equity Inns/West
              Virginia Partnership, L.P. and Equity Inns Partnership II, L.P. as
              Borrower, Bank One, NA, Credit Lyonnais New York Branch, Bank of
              America, N.A., National Bank of Commerce, AmSouth Bank and Union
              Planters Bank, National Association,  as Lenders, Bank One, NA, as
              Administrative Agent, Banc One Capital Markets, Inc. as Co-Lead
              Arranger/Book Manager, Credit Lyonnais New York Branch as
              Syndication Agent and Co-Lead Arranger/Book Manager, and Bank of
              America N.A. as Documentation Agent (incorporated by reference to
              Exhibit 10.8 to the Company's Current Report on Form 8-K
              (Registration No. 01-12073) filed with the SEC on January 11,
              2001)

10.10(b) --   Waiver and Amendment to Credit Agreement dated as of December 4,
              2001 among Equity Inns Partnership, L.P., Equity Inns/West
              Virginia Partnership, L.P., Bank One, NA, Credit Lyonnais New York
              Branch, Bank of America, N.A., National Bank of Commerce, AmSouth
              Bank and Union Planters Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on
              December 12, 2001)

10.11  --     Master Lease Termination Agreement dated as of December 20, 2001, by and among Equity Inns, Inc., Equity Inns Partnership, L.P.,
              Equity Inns/West Virginia Partnership, L.P., EQI Financing
              Partnership II, L.P., EQI Financing Partnership V, L.P., EQI/WV
              Financing Partnership, L.P., ENN Leasing Company, Inc., ENN
              Leasing Company II, L.L.C., ENN Leasing Company V, L.L.C., Prime
              Hospitality Corp., Oradell Holding Corp., Wayne Holding Corp, and
              Caldwell Holding Corp. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Registration No.
              01-12073) filed with the SEC on January 25, 2002)

10.12  --     Form of Management Agreement between certain subsidiaries of
              Equity Inns TRS Holdings, Inc. and Promus Hotels, Inc., effective as of January 1, 2001 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (Registration No.
              01-12073) filed with the SEC on February 26, 2001)

10.13  --     Form of Management Agreement between certain subsidiaries of
              Equity Inns TRS Holdings, Inc. and Crestline Hotels and Resorts,
              Inc., effective as of January 1, 2001 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K
              (Registration No. 01-12073) filed with the SEC on February 26,
              2001)

10.14  --     Form of Management Agreement between certain subsidiaries of
              Equity Inns TRS Holdings, Inc. and Crossroads Hospitality Company,
              L.L.C., effective as of January 1, 2001 (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K
              (Registration No. 01-12073) filed with the SEC on February 26,
              2001)

10.15  --     Form of Management Agreement between certain subsidiaries of
              Equity Inns TRS Holdings, Inc. and certain affiliates of Prime
              Hospitality Corp., effective as of January 1, 2002 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January
              25, 2002)

10.16  --     Form of Deed of Trust dated as of February 6, 1997 by EQI
              Financing Partnership 1, L.P. in favor of LaSalle National Bank, as Trustee (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (Registration No.
              01-12073) for the quarter ended March 31, 1997 and filed with the SEC on April 30, 1997)

10.17  --     Commercial Lease dated as of December 17, 1998 between 64 LTD. LLC and Equity Inns Services, Inc. (incorporated by reference to
              Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Registration No. 01-12073) filed with the SEC on March 23, 1999)

10.18  --     Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Phillip H. McNeill, Sr.
              (incorporated by reference to Exhibit 10.33 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998
              (Registration No. 01-12073) filed with the SEC on March 23,
              1999)**

10.19  --     Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Howard A. Silver
              (incorporated by reference to Exhibit 10.34 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998
              (Registration No. 01-12073) filed with the SEC on March 23,
              1999)**

10.20  --     Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Donald H. Dempsey
              (incorporated by reference to Exhibit 10.35 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998
              (Registration No. 01-12073) filed with the SEC on March 23,
              1999)**

10.21  --     Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Phillip H. McNeill, Jr.
              (incorporated by reference to Exhibit 10.36 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998
              (Registration No. 01-12073) filed with the SEC on March 23,
              1999)**

10.22* --     Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and J. Ronald Cooper**

10.23* --     Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Richard F. Mitchell**

10.24  --     Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Michael K. Goforth
              (incorporated by reference to Exhibit 10.26 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1999
              (Registration No. 01-12073) filed with the SEC on March 17,
              2000)**

10.25  --     Equity Inns, Inc. Executive Deferred Compensation Plan
              (incorporated by reference to Exhibit 10.27 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1999
              (Registration No. 01-12073) filed with the SEC on March 17,
              2000)**

10.26  --     Master Lease Termination Agreement dated as of September 7, 2000, by and among Equity Inns, Inc., Equity Inns Partnership, L.P.,
              Equity Inns/West Virginia Partnership, L.P., EQI Financing
              Partnership I, L.P., EQI Financing Partnership II, L.P., EQI/WV
              Financing Partnership, L.P., Equity Inns Partnership II, L.P.,
              E.I.P. Orlando, L.P., Crossroads/Memphis Partnership, L.P.,
              Crossroads/Memphis Financing Company, L.L.C., Crossroads/Memphis
              Financing Company II, L.L.C., Crossroads Future Company, L.L.C.,
              Crossroads Future Financing Company, L.L.C., Interstate Hotels,
              LLC and Crossroads Hospitality Company, L.L.C. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form
              8-K (Registration No. 01-12073) filed with the Securities and
              Exchange Commission on January 11, 2001)

21.1*  --     List of subsidiaries of Equity Inns, Inc.

23.1*  --     Consent of PricewaterhouseCoopers L.L.P.
--------------
*  Filed herewith.

** Management Contract or Compensatory Plan or Agreement.