Form 10-Q
period 2002-03-31
EQUITY INNS INC
filed 2002-05-10
CIK 916530

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
-----
  X           Quarterly Report Pursuant to Section 13 or 15(d) of
-----                The Securities Exchange Act of 1934


For The Quarterly Period Ended March 31, 2002    Commission File Number 01-12073


                                EQUITY INNS, INC.
             -----------------------------------------------------
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

         The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on May 8, 2002 was 40,468,459.


                                     1 of 24

                                EQUITY INNS, INC.

                                      INDEX


                                                                            PAGE

PART I.     Financial Information

   Item 1.  Financial Statements


            Condensed Consolidated Balance Sheets - March 31, 2002
            (unaudited) and December 31, 2001                                  3

            Condensed Consolidated Statements of Operations
            (unaudited) - For the three months ended March 31,
            2002 and 2001                                                      4

            Condensed Consolidated Statements of Cash Flows
            (unaudited) - For the three months ended March 31,
            2002 and 2001                                                      5

            Notes to Condensed Consolidated Financial Statements               7


   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         12

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk        21


PART II.    Other Information


   Item 6.  Exhibits and Reports on Form 8-K                                  22

PART I.  Financial Information
   Item 1.  Financial Statements
                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               March 31,           December 31,
                                                                 2002                  2001
                                                             ------------          ------------
                                                             (unaudited)
ASSETS
Investment in hotel properties, net                          $747,067,386          $751,890,847
Cash and cash equivalents                                       8,534,037             4,358,787
Accounts receivable, net of doubtful accounts                   5,607,169             2,534,208
Due from Lessees                                                                        162,265
Notes receivable, net                                           1,146,544               738,911
Deferred expenses, net                                         10,463,789            10,819,599
Deferred tax asset                                              5,256,000             3,452,000
Deposits and other assets                                       5,633,067             4,122,657
                                                             ------------          ------------

       Total assets                                          $783,707,992          $778,079,274
                                                             ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                                          359,371,389           384,165,875
Accounts payable and accrued expenses                          27,452,769            22,224,994
Distributions payable                                           6,088,043             1,088,542
Interest rate swap                                              2,192,072             2,922,625
Minority interest in Partnership                                9,196,513             9,511,897
                                                             ------------          ------------

       Total liabilities                                      404,300,786           419,913,933
                                                             ------------          ------------

Commitments and contingencies

Shareholders' equity:

Preferred Stock, $.01 par value, 10,000,000 shares
  authorized, 2,750,000 shares issued and outstanding          68,750,000            68,750,000
Common Stock, $.01 par value, 100,000,000
  shares authorized, 41,211,465 and 37,591,622
  shares issued and outstanding                                   412,115               375,916
Additional paid-in capital                                    445,800,452           418,351,351
Treasury stock, at cost, 747,600 shares                        (5,173,110)           (5,173,110)
Unearned directors' and officers' compensation                 (1,003,375)           (1,152,730)
Distributions in excess of net earnings                      (127,186,804)         (120,063,461)
Unrealized loss on interest rate swap                          (2,192,072)           (2,922,625)
                                                             ------------          ------------

       Total shareholders' equity                             379,407,206           358,165,341
                                                             ------------          ------------

Total liabilities and shareholders' equity                   $783,707,992          $778,079,274
                                                             ============          ============




                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                               For the Three Months Ended
                                                                        March 31,
                                                             -------------------------------
                                                                2002               2001
                                                             -----------        -----------
Revenue
   Hotel revenues                                            $55,333,689        $47,472,861
   Percentage lease revenues                                                      6,420,494
   Other income                                                  197,969            672,604
                                                             -----------        -----------
       Total revenue                                          55,531,658         54,565,959
                                                             -----------        -----------

Expenses
   Hotel operating expenses                                   34,320,088         30,373,402
   Real estate and personal property taxes                     3,404,103          3,743,251
   Depreciation and amortization                              10,328,755         10,011,102
   Amortization of loan costs                                    511,035            468,547
   Interest                                                    7,443,075          7,958,830
   General and administrative expenses:
       Stock-based or non-cash compensation                      171,509            243,338
       Other general and administrative expenses               1,535,621          1,579,214
   Rental expense                                                329,718            348,559
                                                             -----------        -----------
       Total expenses                                         58,043,904         54,726,243
                                                             -----------        -----------

Loss before minority interest and
   income taxes                                               (2,512,246)          (160,284)

Minority interest                                                (73,381)           (12,827)
                                                             -----------        -----------

Loss before income taxes                                      (2,438,865)          (147,457)

Income tax benefit                                             1,804,000          1,390,000
                                                             -----------        -----------

Net (loss) income                                               (634,865)         1,242,543

Preferred stock dividends                                      1,632,813          1,632,813
                                                             -----------        -----------

Net loss applicable to common
   shareholders                                              $(2,267,678)       $  (390,270)
                                                             ===========        ===========

Net loss per common share - basic
   and diluted                                               $      (.06)       $      (.01)
                                                             ===========        ===========

Weighted average number of common shares
   and units outstanding - diluted                            38,253,462         38,024,149
                                                             ===========        ===========





                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                          For the Three Months Ended
                                                                                  March 31,
                                                                       -------------------------------
                                                                          2002                2001
                                                                       -----------         -----------
Cash flows from operating activities:
  Net (loss) income                                                    $  (634,865)        $ 1,242,543
  Adjustments to net (loss) income provided by operating activities:
      Depreciation and amortization                                     10,328,755          10,011,102
      Amortization of loan costs                                           511,035             468,547
      Amortization of unearned directors' and officers' compensation       149,355             224,619
      Directors' stock-based compensation                                   22,154              18,719
      Income tax benefit                                                (1,804,000)         (1,390,000)
      Minority interest                                                    (73,381)            (12,827)
  Changes in assets and liabilities:
        Accounts receivable                                             (3,072,961)         (4,396,172)
        Due from Lessees                                                   162,265           4,245,541
        Notes receivable                                                  (407,633)           (105,951)
        Deposits and other assets                                       (1,510,410)           (760,558)
        Accounts payable and accrued expenses                            1,570,054          13,156,807
        Deferred lease revenue                                                                 (36,265)
                                                                       -----------         -----------
               Net cash provided by operating activities                 5,240,368          22,666,105
                                                                       -----------         -----------

Cash flows from investing activities:
  Improvements and additions to hotel properties                        (1,418,120)         (3,624,195)
  Cash paid for franchise applications                                    (116,601)
  Proceeds from sale of hotel properties                                                       851,000
                                                                       -----------         -----------
                Net cash used in investing activities                   (1,534,721)         (2,773,195)
                                                                       -----------         -----------

Cash flows from financing activities:
  Gross proceeds from public offering of common stock                   28,520,000
  Payment of offering expenses                                          (1,497,300)
  Distributions paid                                                    (1,632,813)        (11,123,095)
  Cash paid for loan costs                                                (125,798)           (193,156)
  Refund of loan costs                                                                         231,398
  Proceeds from borrowings                                               8,578,885          12,606,711
  Payments on debt                                                     (33,373,371)        (16,328,509)
                                                                       -----------         -----------
                Net cash provided by (used in) financing activities        469,603         (14,806,651)
                                                                       -----------         -----------

Net increase in cash                                                     4,175,250           5,086,259
Cash and cash equivalents at beginning  of period                        4,358,787             793,127
                                                                       -----------         -----------

Cash and cash equivalents at end of period                             $ 8,534,037         $ 5,879,386
                                                                       ===========         ===========





                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

Supplemental disclosure of noncash investing and financing activities:

During January 2002, the Company issued to certain officers 51,704 shares of common stock at $6.62 per share under the 1994 Stock Incentive Plan in lieu of cash as a performance bonus.

During the quarter ended March 31, 2002, the Company issued 2,264 shares of common stock at $6.62 per share and 875 shares of common stock at $8.19 per share to its independent directors in lieu of cash as compensation.

At March 31, 2002, $4,999,502 in distributions to shareholders and limited partners had been declared but not paid. The distributions were paid on May 1, 2002.

During the quarter ended March 31, 2002, the Company recorded $4 million of investment in hotel properties and a liability related to the purchase of a hotel property.

During January 2001, the Company issued to certain officers, 39,722 shares of common stock at $6.19 per share under the 1994 Stock Incentive Plan in lieu of cash as a performance bonus, and 31,820 restricted shares of common stock, valued at $6.19 per share, with restriction periods tied to the officers' continued employment ranging from three to five years.

During March 2001, 4,000 units of limited partnership interest in the partnership ("Units") were exchanged for an identical number of shares of common stock by certain limited partners.

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

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                             -----------------------

1.     Organization and Basis of Presentation

       Equity Inns, Inc. (the "Company") was incorporated on November 24, 1993. The Company is a self-administered real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at March 31, 2002 owned an approximate 97.1% interest in the Partnership. The Company was formed to acquire equity interests in hotel properties and at March 31, 2002 owned, through the Partnership or its affiliates, 96 hotel properties with a total of 12,284 rooms in 34 states. All 96 hotel properties were leased to taxable REIT subsidiaries of the Company (the "TRS Lessees").

       The REIT Modernization Act of 1999 ("RMA") amended the tax laws to permit REITs, effective January 1, 2001, to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary ("TRS"). Accordingly, the Partnership's leases with subsidiaries of Interstate Hotels Corporation ("Interstate") were terminated on January 1, 2001. Effective January 1, 2001, the TRS Lessees, which have elected to be treated as TRS entities for federal income tax purposes entered into leases for 77 hotel properties with the Partnership or its affiliates on January 1, 2001, with terms substantially identical to those of the leases with Interstate. On January 1, 2002, the Partnership's leases with the wholly-owned subsidiaries (collectively, the "Prime Lessee") of Prime Hospitality Corporation ("Prime") were terminated. Effective January 1, 2002, the TRS Lessees entered into leases with the Partnership or its affiliates for 19 hotel properties, with terms substantially identical to those of the leases with the Prime Lessee. Effective January 1, 2002, the rents generated by the TRS Leases are eliminated in consolidation. As a result of these transactions, the Company's operating results reflect property-level revenues and expenses rather than rental income from third-party lessees with respect to all hotels owned at January 1, 2002. Therefore, the Company's consolidated results of operations with respect to its 19 hotels previously leased to the Prime Lessee, from the date of the aforementioned transactions, are not comparable to 2001 results.

       Under the RMA, the TRS Lessees are required to enter into management agreements with eligible independent contractors to manage the hotels. On January 1, 2001, the TRS Lessees entered into new management agreements for the 77 hotel properties as follows: Promus Hotels, Inc. ("Promus") for 20 Hotels; Crestline Hotels & Resorts, Inc. ("Crestline") for two Hotels; and Crossroads Hospitality Company, L.L.C., an IHC affiliate ("CHC") for 55 Hotels. On January 1, 2002, the TRS Lessees entered into new management agreements for the 19 AmeriSuites Hotels with Prime's subsidiaries and one of the TRS Lessees also entered into a new management agreement with Waterford Hotel Group, Inc. ("Waterford") for the Company's hotel in Burlington, Vermont.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)
                             -----------------------


1.     Organization and Basis of Presentation, Continued

       The management agreements with the Prime subsidiaries are structured to guarantee the Company minimum net operating income at each hotel. In addition, the management agreements specify a net operating income threshold for each hotel. As the manager, the Prime subsidiary can earn 25% of net operating income above the threshold, to a maximum of 6.5% of gross revenues as its management fee. If net operating income exceeds the level to require the full 6.5% of gross revenue, the Prime subsidiaries may earn an additional fee of 10% on any unused net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Prime's subsidiaries are required to contribute 25% of the unrealized net operating income to the Company.

       The TRS Lessees lease hotels owned by the Partnership and its affiliates pursuant to leases (the "Percentage Leases") under which the rent due under the Percentage Leases is the greater of base rent or percentage rent, as defined in the Percentage Leases. Percentage rent varies by lease and is calculated by multiplying fixed percentages by the total amounts of hotel, food and beverage, and other types of hotel revenue over specified threshold amounts.

       On March 28, 2002, the Company sold 3,565,000 shares of its common stock, $.01 par value ("Common Stock") through an underwritten public offering. The offering price was $8.00 per share, resulting in gross proceeds of $28,520,000. The Company received approximately $27,000,000 after the deduction of underwriter's discounts and offering expenses.

       These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

2.     Summary of Significant Accounting Policies

       Concentrations of Credit Risk

       The Company maintains cash balances with financial institutions with high ratings. The Company has not experienced any losses with respect to bank balances in excess of government-provided insurance.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)
                             -----------------------


2.     Summary of Significant Accounting Policies, Continued

       Income Taxes

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

3.     Net Loss Per Common Share

       A reconciliation of the numerator and denominator used in the basic earnings per share computation to the numerator and denominator used in the diluted earnings per share computation is presented below for the three months ended March 31, 2002 and 2001.

                                                        For the Three Months Ended March 31,
                                                  2002                                       2001
                                 -----------------------------------------    --------------------------------------
                                   Income           Shares       Per Share      Income         Shares      Per Share
                                 (Numerator)     (Denominator)    Amount      (Numerator)   (Denominator)   Amount
                                 -----------     -------------   ---------    -----------   -------------  ---------

       Net loss applicable
          to common
          shareholders           $(2,267,678)      37,054,812      $(.06)      $(390,270)     36,814,167     $(.01)
       Dilutive effect of
          potential conversion
          of partnership units
          and elimination of
          minority interest          (73,381)       1,198,650                    (12,827)      1,209,982
       Dilutive effect of stock
          options outstanding
          using the treasury
          stock method                                  -                                          -
                                 -----------       ----------      -----       ---------      ----------     -----

       Net loss applicable to
          common shareholders-
          diluted                $(2,341,059)      38,253,462      $(.06)      $(403,097)     38,024,149     $(.01)
                                 ===========       ==========      =====       =========      ==========     =====

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)
                             -----------------------


4.     Debt

       The following details the Company's debt outstanding at March 31, 2002:

                                                                  Interest
                                                                    Rate               Maturity
                                                              -----------------        --------

       Commercial Mortgage Bonds
          Class A                    $  9,880,168             6.83%       Fixed        Nov 2006
          Class B                      50,600,000             7.37%       Fixed        Dec 2015
          Class C                      10,000,000             7.58%       Fixed        Feb 2017
                                     ------------
                                       70,480,168

       Line of Credit                  78,500,000            LIBOR plus   Variable     Oct 2003
                                                             Percentage

       Mortgage                        93,653,770             8.37%       Fixed        July 2009
       Mortgage                        68,566,225             8.25%       Fixed        Nov 2010
       Mortgage                        35,431,039             8.25%       Fixed        Nov 2010
       Mortgage                         3,046,658             8.50%       Fixed        Nov 2005
       Mortgage                         5,821,660            10.00%       Fixed        Sept 2005
       Mortgage                         3,871,869             8.57%       Fixed        Nov 2016
                                     ------------

                                     $359,371,389
                                     ============

       The Company's $125 million secured line of credit (the "Line of Credit") bears interest at a variable rate of LIBOR plus 1.5%, 1.75%, 2.0%, 2.25%, 2.5%, 2.75% or 3.0% as determined by the Company's percentage of total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the loan agreement (the "Percentage"). The Percentage is reviewed quarterly and the interest rate is adjusted as necessary. At March 31, 2002, the interest rate on the Line of Credit was LIBOR (1.91% at March 31, 2002) plus 2.5%. An annual fee of 0.5%, as determined by the Company's ratio of total indebtedness to EBITDA, is paid quarterly on the unused portion of the Line of Credit.

       The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, and total indebtedness limitations. At March 31, 2002, the Company was in compliance with all covenants contained in the Line of Credit.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)
                             -----------------------


5.     Interest Rate Swap Contract

       Effective January 16, 2001, the Company entered into an interest rate swap agreement with a financial institution on a notional principal amount of $50 million. The agreement effectively fixes the interest rate on the first $50 million of floating rate debt outstanding under the Line of Credit at a rate of 6.4275% plus the Percentage. The change in the fair value of this contract from inception to March 31, 2002, has been reported in other comprehensive income.

6.     Comprehensive Income

       SFAS No. 130, "Reporting Comprehensive Income", requires the disclosure of the components included in comprehensive income (loss). For the three months ended March 31, 2002, the Company's comprehensive income was $95,688, comprised of a net loss of $634,865 and the change in the unrealized loss on its interest rate swap of $730,553.

7.     Income Taxes

       The Company's income tax benefit related to its TRS Lessee subsidiaries consists of the following:

                  Deferred:
                     Federal             $(1,614,000)
                     State                  (190,000)
                                         -----------

                  Total                  $(1,804,000)
                                         ===========

       The TRS Lessees' net deferred tax asset of $5,256,000 is comprised of net operating loss carry- forwards which expire beginning on December 31, 2021. The Company believes that the TRS Lessees will generate sufficient future taxable income to realize this deferred tax asset in full. Accordingly, no valuation allowance has been recorded at March 31, 2002.

       The difference between the TRS Lessees' effective income tax rate and the statutory Federal income tax rate is as follows:

                  Statutory Federal rate       34.0%
                  State income taxes            4.0%
                                               ----

                  Effective tax rate           38.0%
                                               ====

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations


                                   BACKGROUND

Equity Inns, Inc. (the "Company") commenced operations on March 1, 1994 upon completion of its initial public offering and the simultaneous acquisition of eight Hampton Inn hotels with 995 rooms. The following chart summarizes information regarding the Company's hotels at March 31, 2002:

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
                                                ==                   ======

Equity Inns Partnership, L.P., (the "Partnership") and its affiliates lease all 96 of the Company's hotels to wholly-owned taxable REIT subsidiaries of the Company (the "TRS Lessees"). The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the general partner of the Partnership and at March 31, 2002 owned an approximate 97.1% interest in the Partnership.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


RESULTS OF OPERATIONS

During 2001, the Company's revenues primarily represented rental income from 19 hotels leased by subsidiaries (collectively, the "Prime Lessee") of Prime Hospitality Corporation ("Prime") and hotel level revenues from 77 hotels operated under management contracts. Upon the termination of the percentage leases (the "Percentage Leases") with Prime, beginning in January 2002, all of the Company's hotels were operated under management contracts. Effective January 1, 2002, the Company's consolidated results of operations reflect hotel-level revenues and operating costs and expenses for all 96 hotels. In order to show comparability of the Company's results of operations, in addition to the discussion of the historical results, we have also presented an unaudited recap of the three months ended March 31, 2002 and 2001.

Because of the significant changes to our corporate structure as a result of the termination of the Prime leases effective January 1, 2002, management believes that a discussion of our pro forma results for the 19 hotels which were subject to third-party leases in 2001 is meaningful and relevant to an investor's understanding of the Company's present and future operations. The pro forma adjustments required to reflect the termination of the Prime leases are to record hotel-level revenues and expenses and reduce historical rental income with respect to the 19 properties.

The unaudited pro forma financial information does not purport to represent what the Company's results of operations or financial condition would actually have been if the transactions had in fact occurred at the beginning of 2001 or to project our results of operations or financial condition for any future period. The unaudited pro forma financial information is based upon available information and upon assumptions and estimates that management believes are reasonable under the circumstances.

Three Months Ended March 31, 2002 and 2001

Effective January 1, 2002, the Company leased all 96 of its hotel properties to the TRS Lessees. The rents generated by the Percentage Leases with the TRS Lessees have been eliminated in consolidation, while the actual operating results of the hotels leased to the TRS Lessees have been included in the Company's financial statements.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

RESULTS OF OPERATIONS, Continued

The following tables separately set forth a comparison of all the Company's hotels leased to the TRS Lessees.

                                                        For the Three Months Ended
                        -------------------------------------------------------------------------------------------
                                                                         Pro Forma                       Pro Forma
                         March 31,       March 31,      March 31,        March 31,       March 31,       March 31,
                           2002            2001           2002             2001            2002            2001
                        -----------     -----------    -----------      -----------     -----------     -----------
                                 77 Hotels                19 Hotels (AmeriSuites)               All Hotels
                        ---------------------------    ----------------------------     ---------------------------

Hotel revenue           $44,772,718     $47,472,861    $10,560,971      $12,308,517     $55,333,689     $59,781,378
Hotel operating
   expenses              28,520,631      29,289,662      5,808,187        6,822,864      34,328,818      36,112,526
Management fees           1,194,178       1,083,740     (1,202,908)        (917,176)         (8,730)        166,564
                        -----------     -----------    -----------      -----------     -----------     -----------

Net operating
   income               $15,057,909     $17,099,459    $ 5,955,692      $ 6,402,829     $21,013,601     $23,502,288
                        ===========     ===========    ===========      ===========     ===========     ===========


The decrease in hotel revenues is due to a 7.2% decrease in revenue per available room ("REVPAR") for hotels owned by the Company throughout both periods from $51.53 to $47.81.

Hotel operating expenses, on a pro forma basis, decreased by $1,783,708 due primarily to a reduction in variable hotel expenses resulting from cost control programs implemented by the Company's management companies, in response to the weakened national economy and the dramatic national events that occurred on September 11, 2001.

Management fees, on a pro forma basis, decreased by $175,294 due to certain of the Prime properties not meeting minimum return thresholds under their management agreements, thereby triggering a requirement for Prime to fund such shortfalls to the Company.

Real estate and personal property taxes decreased by $339,148 from the comparable period in 2001 due to several successful appeals on 2001 taxes.

Depreciation and amortization increased over the comparable period in 2001 due primarily to capitalized renovation costs at certain hotels.

Interest expense decreased to $7.4 million from $8.0 million due primarily to a decrease in weighted average interest rates from 8.4% to 7.8% in 2002.

General and administrative expenses decreased by $115,422 from the comparable period in 2001.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



RESULTS OF OPERATIONS, Continued

The income tax benefit for the three months ended March 31, 2002 and 2001 was generated by the net operating losses created by the TRS Lessees' operations during each quarter.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash to meet its cash requirements, including distributions to its shareholders, is its cash distributions from the Partnership. The Partnership's, and therefore the Company's, principal source of revenue is lease payments from the TRS Lessees which are paid from the net operating income of its hotels leased by the TRS Lessees. The Company's liquidity, including its ability to make distributions to shareholders, is dependent upon the cash flow from its hotels leased by the TRS Lessees.

Cash and cash equivalents as of March 31, 2002 were $8,496,726, compared to $4,358,787 at December 31, 2001. Additionally, all of the December 31, 2001 receivables due from the Prime Lessee were received prior to the filing of this Quarterly Report on Form 10-Q. Net cash provided by operating activities for the three months ended March 31, 2002 was $5,240,368.

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

On March 28, 2002, the Company sold 3,565,000 shares of common stock, $.01 par value through an underwritten public offering. The offering price was $8.00 per share, resulting in gross proceeds of $28,520,000. The Company received approximately $27,000,000 after the deduction of underwriter's discounts and offering expenses. These proceeds were used to reduce the outstanding borrowings under the Line of Credit (as defined below).

At March 31, 2002, the Company had outstanding debt of approximately $359.4 million, including $78.5 million under its $125 million line of credit (the "Line of Credit"), leaving approximately $40.9 million available from borrowings under the Line of Credit, after consideration of outstanding letters of credit. The Company's consolidated indebtedness was 38.9% of its investments in its hotels, at cost, at March 31, 2002.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


LIQUIDITY AND CAPITAL RESOURCES, Continued

The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, and total indebtedness limitations. At March 31, 2002, the Company was in compliance with all covenants contained in the Line of Credit. As a result of the events of September 11, 2001 and the softening of the economic environment of the hospitality industry, the Company has negotiated amendments to certain of its financial covenants pertaining to the Line of Credit.

Effective January 16, 2001, the Company entered into an interest rate swap agreement with a financial institution on a notional principal amount of $50 million. The agreement effectively fixes the interest rate on the first $50 million of floating rate debt at a rate of 6.4275%, plus the Percentage. The swap agreement will expire in October 2003.

During the three months ended March 31, 2002, the Company invested approximately $1.4 million to fund capital improvements to its hotels, including replacement of carpets, drapes, renovation of common areas and improvement of hotel exteriors. In addition, the Company has committed to fund approximately $8.4 million during the remainder of 2002 for capital improvements. The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowings under its line of credit. Under certain of its loan covenants, the Partnership is obligated to fund 4% of room revenues per quarter on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the Hotels. For the three months ended March 31, 2002, the amounts expended exceeded the amounts required under the loan covenants.

During the three months ended March 31, 2002, the Partnership declared distributions in the aggregate of $4,999,502 to its partners, including the Trust, of $.12 per unit of limited partnership interest ("Unit"), and the Company declared distributions in the aggregate of $4,855,664, of $.12 per share to its shareholders, with such distributions being paid on May 1, 2002.

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

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowing, proceeds from the sale of certain of its hotel properties, the issuance of additional equity securities of the Company, or, in connection with acquisitions of hotel properties, issuance of Units in the Partnership. Under the Partnership Agreement, holders of Units have the right to require the Partnership to redeem their

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


LIQUIDITY AND CAPITAL RESOURCES, Continued

Units. During the three months ended March 31, 2002, there were no Units tendered for redemption. Under the Partnership Agreement, the Company has the option to redeem Units tendered for redemption on a one-for-one basis for shares of Common Stock or for an equivalent amount of cash. The Company anticipates that it will continue to acquire any Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock and has agreed to register such shares so as to be freely tradeable by the recipient.

                              FUNDS FROM OPERATIONS

Funds From Operations ("FFO") (as defined below) were $7,900,522 for the three months ended March 31, 2002, compared to $10,870,092 for the three months ended March 31, 2001. The decrease is due primarily to a decrease in REVPAR of 7.2% over the same period last year, caused by the events of September 11, 2001 and the softening of the economic environment of the hospitality industry, reduced by the income tax benefit attributable to the losses incurred by the TRS Lessees, which are included in the Company's consolidated financial statements. The Company considers FFO to be a key measure of a REIT's performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

FUNDS FROM OPERATIONS, Continued

The following is a reconciliation of net (loss) income to FFO:

                                                             Three Months Ended
                                                                 March 31,
                                                      -------------------------------
                                                         2002                 2001
                                                      ----------          -----------
Net (loss)  income                                    $ (634,865)         $ 1,242,543
Less:
    Preferred stock dividends                         (1,632,813)          (1,632,813)
Add:
    Minority interest                                    (73,381)             (12,827)
    Depreciation of buildings, furniture
        and equipment                                 10,241,581            9,923,928
    Deferred lease revenue                                                  1,349,261
                                                      ----------          -----------

Funds From Operations                                 $7,900,522          $10,870,092
                                                      ==========          ===========

Weighted average number of outstanding
    shares of Common Stock and Units of
    the Partnership                                   38,253,462           38,024,149
                                                      ==========          ===========

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


CRITICAL ACCOUNTING POLICIES AND ESTIMATES, Continued

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

    The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company's management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If management determines that the Company will not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the periods such determination was made.

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

uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from the results or achievement expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following: the ability of the Company to cope with domestic economic and political disruption and Federal and state governmental regulations or war, terrorism, states of emergency or similar activities resulting from the terrorist attacks occurring on September 11, 2001; the ability of the Company to successfully implement its operating strategy; changes in economic cycles; competition from other hospitality companies; and changes in the laws and government regulations applicable to the Company. Risk factors relating to such forward-looking statements are contained from time to time in the Company's filings with the SEC, including the Company's Current Report on Form 8-K dated March 25, 2002 filed under the Securities Exchange Act of 1934, as amended. The Company is not obligated to update any such forward-looking statements or risk factors.

                                   SEASONALITY

The hotel industry is seasonal in nature. The hotels' operations historically reflect higher occupancy rates and ADR during the second and third quarters. This seasonality can be expected to cause fluctuations in quarterly operating income. To the extent that cash flow from the hotels for a quarter is insufficient to fund all of the distributions for such quarter, the Company may fund seasonal-related shortfalls with available cash or borrowing under the Line of Credit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


The Company is exposed to certain financial market risks, the most predominant of which is the fluctuation in interest rates. At March 31, 2002, the Company's exposure to market risk for a change in interest rates is related solely to its debt outstanding under its $125 million Line of Credit. Total debt outstanding under the Line of Credit totaled $78.5 million at March 31, 2002. On January 16, 2001, the Company entered into an interest rate swap agreement with a financial institution on a notional principal amount of $50 million. The agreement effectively fixes the interest rate on the first $50 million of floating rate debt at a rate of 6.4275% plus 1.5%, 1.75%, 2.0%, 2.25%, 2.5%, 2.75% or 3.0% as determined by the Percentage. The swap agreement will expire in October 2003. Thus, at March 31, 2002, the Company had $28.5 million of variable rate debt outstanding under the Line of Credit that was exposed to fluctuations in the market rate of interest.

The Company's operating results are affected by changes in interest rates, primarily as a result of borrowing under the Line of Credit. If interest rates increased by 25 basis points, the Company's interest expense for the three months ended March 31, 2002 would have increased by approximately $65,000, based on balances outstanding during the period ended March 31, 2002.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits -- The following exhibit is filed in this Quarterly Report on Form 10-Q:

10.l Operating Agreement of GH II, LLC, effective as of January 1, 2002, between Glen Hatchett & Associates and Equity Inns TRS Holdings, Inc.

(b) Reports on Form 8-K -- During the period covered by this Quarterly Report on Form 10-Q, the Company filed the following four (4) Current Reports on Form 8-K:

         (1) Current Report on Form 8-K dated December 20, 2001 and filed on January 25, 2002, reporting the Company's implementation of its TRS lessee restructuring with Prime Hospitality Corp. and its affiliates and the satisfaction of related lenders' consents (no financial information required).

         (2) Current Report on Form 8-K dated February 14, 2002 and filed on February 14, 2002, reporting the issuance of a press release reporting the Company's fourth quarter and year-end results for 2001 (no financial information required).

         (3) Current Report on Form 8-K dated March 25, 2002 and filed on March 25, 2002, disclosing the Company's annual updated material risk factors (no financial information required).

         (4) Current Report on Form 8-K dated March 26, 2002 and filed on March 27,2002, reporting the filing of certain exhibits in connection with the Company's sale of 3,565,000 shares (including an over-allotment option) of Common Stock (no financial information required).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Equity Inns, Inc.



   May 10, 2002                 By:  /s/Donald H. Dempsey
------------------              ------------------------------------------------
      Date                      Donald H. Dempsey
                                Executive Vice President, Secretary, Treasurer,
                                and Chief Financial Officer (Principal Financial
                                and Accounting Officer)

                                    EXHIBITS


Exhibit
Number            Description
------            -----------

10.1 Operating Agreement of GH II, LLC, effective January 1, 2002 between Glen Hatchett & Associates and Equity Inns TRS Holdings, Inc.