Form 10-Q
period 2002-06-03
EQUITY INNS INC
filed 2002-08-12
CIK 916530

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
-----
  X             Quarterly Report Pursuant to Section 13 or 15(d) of
-----                  The Securities Exchange Act of 1934


For The Quarterly Period Ended June 30, 2002     Commission File Number 01-12073


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

         The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on August 9, 2002 was 40,469,186.


                                     1 of 27

                                EQUITY INNS, INC.

                                      INDEX


                                                                            PAGE

PART I.   Financial Information

   Item 1.  Financial Statements


          Condensed Consolidated Balance Sheets - June 30, 2002
          (unaudited) and December 31, 2001                                    3

          Condensed Consolidated Statements of Operations (unaudited) -
          For the three and six months ended June 30, 2002 and 2001            4

          Condensed Consolidated Statements of Cash Flows (unaudited) -
          For the six months ended June 30, 2002 and 2001                      5

          Notes to Condensed Consolidated Financial Statements                 7


   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk        25


PART II.  Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders               26

   Item 6.  Exhibits and Reports on Form 8-K                                  26

PART I.  Financial Information
   Item 1.  Financial Statements

                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             June 30,               December 31,
                                                               2002                     2001
                                                           ------------             ------------
                                                           (unaudited)
ASSETS
Investment in hotel properties, net                        $738,397,477             $751,890,847
Cash and cash equivalents                                     7,899,052                4,358,787
Accounts receivable, net of doubtful accounts                 5,899,834                2,534,208
Due from Lessees                                                                         162,265
Notes receivable, net                                         1,146,544                  738,911
Deferred expenses, net                                        9,864,695               10,819,599
Deferred tax benefit                                          6,627,000                3,452,000
Deposits and other assets                                     6,582,908                4,122,657
                                                           ------------             ------------

       Total assets                                        $776,417,510             $778,079,274
                                                           ============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                                        352,143,277              384,165,875
Accounts payable and accrued expenses                        30,145,467               22,224,994
Distributions payable                                         6,505,054                1,088,542
Interest rate swap                                            2,613,744                2,922,625
Minority interest in Partnership                              9,089,694                9,511,897
                                                           ------------             ------------

       Total liabilities                                    400,497,236              419,913,933
                                                           ------------             ------------

Commitments and contingencies

Shareholders' equity:

Preferred Stock, $.01 par value, 10,000,000 shares
  authorized, 2,750,000 shares issued and outstanding        68,750,000               68,750,000
Common Stock, $.01 par value, 100,000,000
  shares authorized, 41,216,997 and 37,591,622
  shares issued and outstanding                                 412,170                  375,916
Additional paid-in capital                                  445,741,375              418,351,351
Treasury stock, at cost, 747,600 shares                      (5,173,110)              (5,173,110)
Unearned directors' and officers' compensation                 (854,020)              (1,152,730)
Distributions in excess of net earnings                    (130,342,397)            (120,063,461)
Accumulated other comprehensive income:
  Unrealized loss on interest rate swap                      (2,613,744)              (2,922,625)
                                                           ------------             ------------

       Total shareholders' equity                           375,920,274              358,165,341
                                                           ------------             ------------

Total liabilities and shareholders' equity                 $776,417,510             $778,079,274
                                                           ============             ============



                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                            Three Months Ended                  Six  Months Ended
                                                                 June 30,                             June 30,
                                                      -----------------------------      -------------------------------
                                                          2002              2001               2002               2001
                                                      -----------       -----------      ------------       ------------
Revenue
   Hotel revenues                                      $64,882,791      $55,070,400      $120,216,480       $102,543,261
   Percentage lease revenues                                              5,034,967                           11,455,462
   Other income                                            309,245          463,614           507,214          1,136,217
                                                       -----------      -----------      ------------       ------------
       Total revenue                                    65,192,036       60,568,981       120,723,694        115,134,940
                                                       -----------      -----------      ------------       ------------

Expenses
   Hotel operating expenses                             39,341,388       31,253,405        73,661,476         61,626,807
   Real estate and personal property taxes               3,532,673        2,763,486         6,936,776          6,506,737
   Depreciation and amortization                        10,344,669       10,011,102        20,673,424         20,022,204
   Amortization of loan costs                              511,035          470,803         1,022,070            939,350
   Interest                                              7,234,423        7,771,776        14,677,498         15,730,606
   General and administration expenses:
       Stock based or non-cash compensation                172,727          244,567           344,236            487,905
       Other general and administrative expenses         1,288,956          959,220         2,824,577          2,538,434
   Lease expense                                           330,566          286,765           660,284            635,324
                                                       -----------      -----------      ------------       ------------
       Total expenses                                   62,756,437       53,761,124       120,800,341        108,487,367
                                                       -----------      -----------      ------------       ------------

Income (loss) before minority interest and
   income taxes                                          2,435,599        6,807,857           (76,647)         6,647,573

Minority interest                                           68,359          164,157            (5,022)           151,330
                                                       -----------      -----------      ------------       ------------

Income (loss) before income taxes                        2,367,240        6,643,700           (71,625)         6,496,243

Income tax benefit                                       1,371,000                          3,175,000          1,390,000
                                                       -----------      -----------      ------------       ------------

Net income                                               3,738,240        6,643,700         3,103,375          7,886,243

Preferred stock dividends                                1,632,813        1,632,813         3,265,626          3,265,626
                                                       -----------      -----------      -------------     -------------

Net income (loss) applicable to common
   shareholders                                        $ 2,105,427      $ 5,010,887       $  (162,251)      $  4,620,617
                                                       ===========      ===========       ===========       ============

Net income (loss) per common share -
   basic and diluted                                   $       .05      $       .14       $       .00       $        .13
                                                       ===========      ===========       ===========       ============

Weighted average number of common shares
   and units outstanding - diluted                      41,665,063       38,038,123        39,968,470         38,031,404
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

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                           For the Six Months Ended
                                                                                    June 30,
                                                                        --------------------------------
                                                                            2002                2001
                                                                        -----------          -----------
Cash flows from operating activities:
  Net income                                                            $ 3,103,375          $ 7,886,243
  Adjustments to net income provided by operating activities:
      Depreciation and amortization                                      20,673,424           20,022,204
      Amortization of loan costs                                          1,022,070              939,350
      Amortization of unearned directors' and officers' compensation        298,710              449,238
      Directors' stock-based compensation                                    45,527               38,666
      Income tax benefit                                                 (3,175,000)          (1,390,000)
      Minority interest                                                      (5,021)             151,330
  Changes in assets and liabilities:
        Accounts receivable                                              (3,365,626)          (4,491,850)
        Due from Lessees                                                    162,265            4,508,092
        Notes receivable                                                   (407,633)             (80,127)
        Deposits and other assets                                        (2,460,251)           1,153,941
        Accounts payable and accrued expenses                             4,262,752           11,272,121
        Deferred lease revenue                                                                 2,435,971
                                                                        -----------          -----------
               Net cash provided by operating activities                 20,154,592           42,895,179
                                                                        -----------          -----------

Cash flows from investing activities:
  Improvements and additions to hotel properties                         (3,005,706)          (9,114,766)
  Cash paid for franchise applications                                     (116,601)
  Proceeds from sale of hotel properties                                                         851,000
                                                                        -----------          -----------
                Net cash used in investing activities                    (3,122,307)          (8,263,766)
                                                                        -----------          -----------

Cash flows from financing activities:
  Gross proceeds from public offering of common stock                    28,520,000
  Payment of offering expenses                                           (1,599,381)
  Distributions paid                                                     (8,265,128)         (22,264,795)
  Cash paid for loan costs                                                 (124,913)             (51,593)
  Proceeds from borrowings                                                9,578,885            19,606,711
  Payments on debt                                                      (41,601,483)         (26,464,642)
                                                                        -----------          -----------
                Net cash used in financing activities                   (13,492,020)         (29,174,319)
                                                                        -----------          -----------

Net increase in cash                                                      3,540,265            5,457,094
Cash and cash equivalents at beginning  of period                         4,358,787              793,127
                                                                        -----------          -----------

Cash and cash equivalents at end of period                              $ 7,899,052          $ 6,250,221
                                                                        ===========          ===========





                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

Supplemental disclosure of noncash investing and financing activities:

During January 2002, the Company issued to certain officers 51,704 shares of common stock at $6.62 per share under the 1994 Stock Incentive Plan (the "1994 Plan") in lieu of cash as a performance bonus.

During the six months ended June 30, 2002, the Company recorded $4 million of investment in hotel properties and a liability related to the purchase of a hotel property.

During the six months ended June 30, 2002, 2,566 units of limited partnership interest in the partnership ("Units") were exchanged for shares of common stock by certain limited partners.

Additionally, during the six months ended June 30, 2002, the Company issued 2,264 shares of common stock at $6.62 per share, 875 shares of common stock at $8.19 per share, 2,028 shares of common stock at $8.00 per share, 298 shares of common stock at $7.30 per share and 640 shares of common stock at $7.77 per share to its independent directors in lieu of cash as compensation.

At June 30, 2002, $5,416,513 in distributions to shareholders and limited partners had been declared but not paid. The distributions were paid on August 1, 2002.

During January 2001, the Company issued to certain officers 39,722 shares of common stock at $6.19 per share under the 1994 Plan in lieu of cash as a performance bonus, and 31,820 restricted shares of common stock, valued at $6.19 per share, with restriction periods tied to the officers' continued employment ranging from three to five years.

During the six months ended June 30, 2001, 11,421 Units were exchanged for shares of common stock by certain limited partners.

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

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                             -----------------------

1.     Organization and Basis of Presentation

       Equity Inns, Inc. (the "Company") was incorporated on November 24, 1993. The Company is a self-administered real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at June 30, 2002 owned an approximate 97.1% interest in the Partnership. The Company was formed to acquire equity interests in hotel properties and at June 30, 2002 owned, through the Partnership or its affiliates, 96 hotel properties with a total of 12,284 rooms in 34 states (the "Hotels"). All 96 Hotels were leased to taxable REIT subsidiaries of the Company (the "TRS Lessees").

       The REIT Modernization Act of 1999 (the "RMA") amended the tax laws to permit REITs, effective January 1, 2001, to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary ("TRS"). Accordingly, the Partnership's operating leases with subsidiaries of Interstate Hotels Corporation ("Interstate") were terminated on January 1, 2001. Effective January 1, 2001, the TRS Lessees, which have elected to be treated as TRS entities for federal income tax purposes entered into leases for 77 hotel properties with the Partnership or its affiliates on January 1, 2001, with terms substantially identical to those of the prior leases with Interstate. On January 1, 2002, the Partnership's operating leases with wholly-owned subsidiaries (collectively, the "Prime Lessee") of Prime Hospitality Corporation ("Prime") were terminated. Effective January 1, 2002, the TRS Lessees entered into leases with the Partnership or its affiliates for 19 hotel properties, with terms substantially identical to those of the prior leases with the Prime Lessee. Effective January 1, 2002, the rents generated by the TRS Lessees are eliminated in consolidation. As a result of these transactions, the Company's operating results reflect property-level revenues and expenses rather than rental income from third-party lessees with respect to all Hotels owned at January 1, 2002. Therefore, the Company's consolidated results of operations with respect to its 19 hotel properties previously leased to the Prime Lessee, from the date of the aforementioned transactions, are not comparable to 2001 results.

       Under the RMA, the TRS Lessees are required to enter into management agreements with eligible independent contractors to manage the Hotels. On January 1, 2001, the TRS Lessees entered into new management agreements for 77 hotel properties as follows: Promus Hotels, Inc. ("Promus") for 20 Hotels; Crestline Hotels & Resorts, Inc. ("Crestline") for two Hotels; and Crossroads Hospitality Company, L.L.C., an IHC affiliate ("CHC") for 55 Hotels. On January 1, 2002, the TRS Lessees entered into new management agreements for the 19 AmeriSuites Hotels with Prime's subsidiaries and one of the TRS Lessees also entered into a new management agreement with Waterford Hotel Group, Inc. ("Waterford") for the Company's hotel in Burlington, Vermont.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)
                             -----------------------



1.     Organization and Basis of Presentation, Continued

       The management agreements with Prime's subsidiaries are structured to guarantee the Company minimum net operating income at each hotel. In addition, the management agreements specify a net operating income threshold for each hotel. As the manager, the Prime subsidiaries can earn 25% of net operating income above the threshold, to a maximum of 6.5% of gross revenues as their management fee. If net operating income exceeds the level to require the full 6.5% of gross revenue, the Prime subsidiaries may earn an additional fee of 10% on any remaining net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Prime's subsidiaries are required to contribute 25% of the shortfall in net operating income to the Company.

       The TRS Lessees lease the Hotels pursuant to leases (the "Percentage Leases") under which the rent due under the Percentage Leases is the greater of base rent or percentage rent, as defined in the Percentage Leases. Percentage rent varies by lease and is calculated by multiplying fixed percentages by the total amounts of hotel, food and beverage, and other types of hotel revenue over specified threshold amounts.

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

3.     Net Income Per Common Share

       A reconciliation of the numerator and denominator used in the basic earnings per share computation to the numerator and denominator used in the diluted earnings per share computation is presented below for the three months ended June 30, 2002 and 2001.


                                                         For the Three Months Ended June 30,
                                                  2002                                        2001
                                 -----------------------------------------    --------------------------------------
                                   Income           Shares       Per Share      Income         Shares      Per Share
                                 (Numerator)     (Denominator)    Amount      (Numerator)   (Denominator)   Amount
                                 -----------     -------------   ---------    -----------   -------------  ---------

       Net income applicable
          to common
          shareholders            $2,105,427       40,468,097      $.05       $5,010,887      36,835,174      $.14
       Dilutive effect of
          potential conversion
          of partnership units
          and elimination of
          minority interest           68,359        1,196,535                    164,157       1,202,156
       Dilutive effect of stock
          options outstanding
          using the treasury
          stock method                                    431                                        793
                                  ----------       ----------      ----       ----------      ----------      ----

       Net income applicable to
          common shareholders-
          diluted                 $2,173,786       41,665,063      $.05       $5,175,044      38,038,123      $.14
                                  ==========       ==========      ====       ==========      ==========      ====

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)
                             -----------------------


3.     Net Income Per Common Share, Continued

                                                          For the Six Months Ended June 30,
                                                   2002                                        2001
                                 -----------------------------------------     ---------------------------------------
                                   Income           Shares       Per Share       Income        Shares       Per Share
                                 (Numerator)     (Denominator)    Amount       (Numerator)   (Denominator)   Amount
                                 -----------     -------------   ---------     -----------   -------------  ---------

       Net income (loss)
          applicable to common
          shareholders            $(162,251)       38,770,884       $.00       $4,620,617     36,824,729       $.13
       Dilutive effect of
          potential conversion
          of partnership units
          and elimination of
          minority interest          (5,022)        1,197,586                     151,330      1,206,048
       Dilutive effect of stock
          options outstanding
          using the treasury
          stock method                                                                               627
                                  ---------        ----------       ----       ----------     ----------       ----

       Net income (loss)
          applicable to common
          shareholders-diluted    $(167,273)       39,968,470       $.00       $4,771,947     38,031,404       $.13
                                  =========        ==========       ====       ==========     ==========       ====


4.     Debt

       The following details the Company's debt outstanding at June 30, 2002:

                                                            Interest                           Collateral
                                                              Rate                Maturity     # of Hotels
                                                         --------------           --------     -----------

       Commercial Mortgage Bonds
          Class A                  $  9,416,248          6.83%    Fixed           Nov 2006
          Class B                    50,600,000          7.37%    Fixed           Dec 2015
          Class C                    10,000,000          7.58%    Fixed           Feb 2017
                                   ------------
                                     70,016,248                                                    21

       Line of Credit                72,500,000     LIBOR plus    Variable        Oct 2003         28
                                                    Percentage

       Mortgage                      93,311,886          8.37%    Fixed           July 2009        19
       Mortgage                      68,350,579          8.25%    Fixed           Nov 2010         16
       Mortgage                      35,325,781          8.25%    Fixed           Nov 2010          8
       Mortgage                       3,030,441          8.50%    Fixed           Nov 2005          1
       Mortgage                       5,769,907         10.00%    Fixed           Sept 2005         1
       Mortgage                       3,838,435          8.57%    Fixed           Nov 2016          1
                                   ------------

                                   $352,143,277
                                   ============

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)
                             -----------------------


4.     Debt, Continued

       The Company's $125 million secured line of credit (the "Line of Credit") bears interest at a variable rate of LIBOR plus 1.5%, 1.75%, 2.0%, 2.25%, 2.5%, 2.75% or 3.0% as determined by the Company's percentage of total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the loan agreement (the "Percentage"). The Percentage is reviewed quarterly and the interest rate is adjusted as necessary. At June 30, 2002, the interest rate on the Line of Credit was LIBOR (1.84% at June 30, 2002) plus 2.5%. An annual fee of 0.5%, as determined by the Company's ratio of total indebtedness to EBITDA, is paid quarterly on the unused portion of the Line of Credit.

       The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, and total indebtedness limitations. At June 30, 2002, the Company was in compliance with all covenants contained in the Line of Credit.

5.     Interest Rate Swap Contract

       Effective January 16, 2001, the Company entered into an interest rate swap agreement with a financial institution on a notional principal amount of $50 million. The agreement effectively fixes the interest rate on the first $50 million of floating rate debt outstanding under the Line of Credit at a rate of 6.4275% plus the Percentage. The change in the fair value of this contract from inception to June 30, 2002, has been reported in other comprehensive income.

6.     Comprehensive Income

       SFAS No. 130, "Reporting Comprehensive Income", requires the disclosure of the components included in comprehensive income (loss). For the six months ended June 30, 2002, the Company's comprehensive income was $3,412,256, comprised of a net income of $3,103,375 and the change in the unrealized loss on its interest rate swap of $308,881.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)
                             -----------------------


7.     Income Taxes

       The Company's income tax benefit related to its TRS Lessee subsidiaries consists of the following:

                  Deferred:
                     Federal               $(2,840,000)
                     State                    (335,000)
                                           -----------

                  Total                    $(3,175,000)
                                           ===========

       The TRS Lessees' net deferred tax asset of $6,627,000 is comprised of net operating loss carry- forwards which expire beginning on December 31, 2021. The Company believes that the TRS Lessees will generate sufficient future taxable income to realize this deferred tax asset in full. Accordingly, no valuation allowance has been recorded at June 30, 2002.

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations


                                   BACKGROUND

Equity Inns, Inc. (the "Company") commenced operations on March 1, 1994 upon completion of its initial public offering and the simultaneous acquisition of eight Hampton Inn hotels with 995 rooms. The following chart summarizes information regarding the Company's hotels at June 30, 2002:

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
                                               ==               ======

Equity Inns Partnership, L.P., (the "Partnership") and its affiliates lease all 96 of the Company's hotels (the "Hotels") to wholly-owned taxable REIT subsidiaries of the Company (the "TRS Lessees"). The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the general partner of the Partnership and at June 30, 2002 owned an approximate 97.1% interest in the Partnership.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


RESULTS OF OPERATIONS

During 2001, the Company's revenues primarily represented rental income from 19 hotels leased by subsidiaries (collectively, the "Prime Lessee") of Prime Hospitality Corporation ("Prime") and hotel level revenues from 77 hotels operated under management contracts. Upon the termination of the percentage leases (the "Percentage Leases") with Prime, beginning in January 2002, all of the Hotels were operated under management contracts. Effective January 1, 2002, the Company's consolidated results of operations reflect hotel-level revenues and operating costs and expenses for all 96 Hotels. In order to show comparability of the Company's results of operations, in addition to the discussion of the historical results, we have also presented an unaudited recap of the three and six months ended June 30, 2002 and 2001.

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

Three Months Ended June 30, 2002 and 2001

Effective January 1, 2002, the Company leased all 96 Hotels to the TRS Lessees. The rents generated by the Percentage Leases with the TRS Lessees have been eliminated in consolidation, while the actual operating results of the Hotels leased to the TRS Lessees have been included in the Company's financial statements.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



RESULTS OF OPERATIONS, Continued

The following tables separately set forth a comparison of all the Hotels leased to the TRS Lessees.

                                                      For the Three Months Ended
                        -------------------------------------------------------------------------------------------
                                                                         Pro Forma                      Pro Forma
                          June 30,       June 30,        June 30,         June 30,       June 30,        June 30,
                            2002           2001            2002             2001           2002            2001
                        -----------     -----------     -----------     -----------     -----------     -----------
                                 77 Hotels                 19 Hotels (AmeriSuites)              All Hotels
                        ---------------------------     ---------------------------     ---------------------------
Hotel revenue           $53,162,254     $55,070,400     $11,720,537     $12,623,138     $64,882,791     $67,693,538
Hotel operating
   expenses              31,999,331      30,666,159       6,381,125       6,849,719      38,380,456      37,515,878
Management fees           1,391,715         746,638        (430,783)       (164,188)        960,932         582,450
                        -----------     -----------     -----------     -----------     -----------     -----------

Net operating
   income               $19,771,208     $23,657,603     $ 5,770,195     $ 5,937,607     $25,541,403     $29,595,210
                        ===========     ===========     ============    ===========     ===========     ===========

Pro forma numbers presented represent the Company's historical revenues and expenses, adjusted as described by pro forma changes below.

Pro forma adjustments:

(a) Total revenue adjustments consist of the changes in historical revenue from the elimination of historical percentage lease revenue and the addition of historical hotel operating revenues.

(b) Total operating expense adjustments consist of: (i) the changes in historical operating expense from the addition of historical hotel operating expenses and the elimination of percentage lease expense for the 19 AmeriSuites hotels; and (ii) the adjustments to record management fees at their new contractual rates.

The decrease in pro forma hotel revenues is due primarily to a 3.4% decrease in revenue per available room ("REVPAR") for Hotels owned by the Company throughout both periods from $57.40 to $55.46.

On a historical basis, total revenue and total expenses increased $4,623,055 and $8,995,313, respectively in 2002 over 2001, primarily as a result of reporting hotel operating revenues and expenses in 2002 compared to reporting a combination of hotel operating revenues and percentage lease revenues in 2001, as a result of the aforementioned termination of the Prime leases on January 1, 2002. Hotel operating expenses, on a pro forma basis, increased by $864,578 due primarily to increases in insurance premiums and repairs.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


RESULTS OF OPERATIONS, Continued

Management fees, on a pro forma basis, increased by $378,482 due primarily to increases in base management fees over the comparable period in 2001.

Other income decreased by $154,369, as compared to the same period of the prior year, due primarily to (1) a decrease in the income received from the company providing certain management services to the Company's joint venture partner, and (2) a decrease in interest income due to a decline in rates earned on temporary investments.

Real estate and personal property taxes increased by $769,187 from the comparable period in 2001 due primarily to the completion of a successful appeal in the second quarter of 2001 to the taxes due on the Company's Chicago Homewood Suites hotel.

Depreciation and amortization increased over the comparable period in 2001 due primarily to capitalized renovation costs at certain hotels.

Interest expense decreased to $7.2 million from $7.8 million due primarily to a decrease in average borrowings under the Company's line of credit from $380.4 million to $357.1 million.

General and administrative expenses increased by $257,986 from the comparable period in 2001.

The income tax benefit for the three months ended June 30, 2002 and 2001 was generated by the net operating losses created by the TRS Lessees' operations during each quarter.

Six Months Ended June 30, 2002 and 2001

Effective January 1, 2002, the Company leased all 96 Hotels to the TRS Lessees. The rents generated by the Percentage Leases with the TRS Lessees have been eliminated in consolidation, while the actual operating results of the hotels leased to the TRS Lessees have been included in the Company's financial statements.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


RESULTS OF OPERATIONS, Continued

The following tables separately set forth a comparison of all the Hotels leased to the TRS Lessees.

                                                        For the Six Months Ended
                        -------------------------------------------------------------------------------------------
                                                                         Pro Forma                      Pro Forma
                          June 30,       June 30,        June 30,         June 30,       June 30,        June 30,
                           2002            2001            2002             2001           2002            2001
                        -----------    ------------    -----------      -----------    ------------    ------------
                                       77 Hotels            19 Hotels (AmeriSuites)                   All Hotels
                        ---------------------------    ----------------------------    ----------------------------
Hotel revenue           $97,934,972    $102,543,261    $22,281,508      $24,931,655    $120,216,480    $127,474,916
Hotel operating
   expenses              60,519,962      59,955,821     12,189,312       13,672,583      72,709,274      73,628,404
Management fees           2,585,893       1,830,378     (1,633,691)      (1,081,364)        952,202         749,014
                        -----------    ------------    -----------      -----------    ------------    ------------

Net operating
   income               $34,829,117     $40,757,062    $11,725,887      $12,340,436    $46,555,004     $ 53,097,498
                        ===========     ===========    ============     ===========    ===========     ============

Pro forma numbers presented represent the Company's historical revenues and expenses, adjusted as described by pro forma changes below.

Pro forma adjustments:

(a) Total revenue adjustments consist of the changes in historical revenue from the elimination of historical percentage lease revenue and the addition of historical hotel operating revenues.

(b) Total operating expense adjustments consist of: (i) the changes in historical operating expense from the addition of historical hotel operating expenses and the elimination of percentage lease expense for the 19 AmeriSuites hotels; and (ii) the adjustments to record management fees at their new contractual rates.

The decrease in pro forma hotel revenues is due primarily to a 5.2% decrease in REVPAR for Hotels owned by the Company throughout both periods from $54.48 to $51.65.

On a historical basis, total revenue and total expenses increased $5,588,754 and $12,312,974, respectively in 2002 over 2001, primarily as a result of reporting hotel operating revenues and expenses in 2002, compared to reporting a combination of hotel operating revenues and percentage lease revenues in 2001, as a result of the aforementioned termination of the Prime leases on January 1, 2002. Hotel operating expenses, on a pro forma basis increased by $919,130 due primarily to increases in insurance premiums and repairs.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


RESULTS OF OPERATIONS, Continued

Management fees, on a pro forma basis, increased by $203,188 due to increases in base management fees over 2001, which were partially offset by certain of the Prime properties not meeting minimum return thresholds under their management agreements, thereby triggering a requirement for Prime to fund such shortfalls to the Company.

Other income decreased by $629,003, as compared to the same period of the prior year, due primarily to (1) a decrease in the income received from the company providing certain management services to the Company's joint venture partner,
(2) a decrease in interest income due to a decline in rates earned on temporary investments and a decrease in the amount of interest collected on notes receivable, and (3) recognition in the prior period of income of approximately $300,000 from the cancellation of certain hotel leases.

Real estate and personal property taxes increased by $430,039 from the comparable period in 2001 due primarily to the completion of a successful appeal in the second quarter of 2001 to the taxes due on the Company's Chicago Homewood Suites hotel.

Depreciation and amortization increased over the comparable period in 2001 due primarily to capitalized renovation costs at certain hotels.

Interest expense decreased to $14.7 million from $15.7 million due primarily to a decrease in weighted average interest rates from 8.2% to 8.0% in 2002 and a reduction in the average borrowings under the Company's line of credit from $381.9 million to $371.5 million.

General and administrative expenses decreased by $142,474 from the comparable period in 2001.

The income tax benefit for the six months ended June 30, 2002 and 2001 was generated by the net operating losses created by the TRS Lessees' operations during each quarter.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash to meet its cash requirements, including distributions to its shareholders, is its cash distributions from the Partnership. The Partnership's, and therefore the Company's, principal source of revenue is lease payments from the TRS Lessees which are paid from the net operating income of the hotels leased by the TRS Lessees. The Company's liquidity, including its ability to make distributions to shareholders, is dependent upon the cash flow from its hotels leased by the TRS Lessees.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


LIQUIDITY AND CAPITAL RESOURCES, Continued

Cash and cash equivalents as of June 30, 2002 were $7,899,052, compared to $4,358,787 at December 31, 2001. Additionally, all of the December 31, 2001 receivables due from the Prime Lessee were received prior to the filing of this Quarterly Report on Form 10-Q. Net cash provided by operating activities for the six months ended June 30, 2002 was $20,154,592.

The Company intends to make additional investments in hotel properties over time and may incur, or cause the Partnership to incur, indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Internal Revenue Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's Board of Directors has adopted a debt limitation policy currently limiting aggregate indebtedness to 45% of the Company's investment in hotel properties at its cost. The Board of Directors can amend, modify or terminate the debt limitation policy at any time, in its discretion, without shareholder approval. The Company also may seek to sell selected hotels in its current portfolio.

On March 28, 2002, the Company sold 3,565,000 shares of common stock, $.01 par value, through an underwritten public offering. The offering price was $8.00 per share, resulting in gross proceeds of $28,520,000. The Company received approximately $27,000,000 after the deduction of underwriter's discounts and offering expenses. These proceeds were used to reduce the outstanding borrowings under the Line of Credit (as defined below).

At June 30, 2002, the Company had outstanding debt of approximately $352.1 million, including $72.5 million under its $125 million secured line of credit (the "Line of Credit"), leaving approximately $46.9 million available from borrowings under the Line of Credit, after consideration of outstanding letters of credit. The Company's consolidated indebtedness was 38.0% of its investments in its hotels, at cost, at June 30, 2002.

The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, and total indebtedness limitations. At June 30, 2002, the Company was in compliance with all covenants contained in the Line of Credit. As a result of the events of September 11, 2001 and the softening of the economic environment of the hospitality industry, the Company has negotiated amendments to certain of its financial covenants pertaining to the Line of Credit.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


LIQUIDITY AND CAPITAL RESOURCES, Continued

During the six months ended June 30, 2002, the Company invested approximately $4.0 million to fund capital improvements to its hotels, including replacement of carpets, drapes, renovation of common areas and improvement of hotel exteriors. In addition, the Company has committed to fund approximately $5.8 million during the remainder of 2002 for capital improvements. The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowings under its line of credit. Under certain of its loan covenants, the Partnership is obligated to fund 4% of room revenues per quarter on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the Hotels. For the six months ended June 30, 2002, the amounts expended exceeded the amounts required under the loan covenants.

During the three months ended June 30, 2002, the Partnership declared distributions in the aggregate of $5,416,513 to its partners, including the Trust, of $.13 per unit of limited partnership interest ("Unit"), and the Company declared distributions in the aggregate of $5,261,022, of $.13 per share to its shareholders, with such distributions being paid on August 1, 2002.

The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowing under the Line of Credit. The Company believes that its net cash provided by operations will be adequate to fund both operating requirements and payment of dividends to preferred and common shareholders that are necessary to maintain the Company's REIT status based on current IRS requirements.

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowing, proceeds from the sale of certain of its hotel properties, the issuance of additional equity securities of the Company, or, in connection with acquisitions of hotel properties, issuance of Units in the Partnership. Under the Partnership Agreement, holders of Units have the right to require the Partnership to redeem their Units. During the six months ended June 30, 2002, 2,566 Units were tendered for redemption. Under the Partnership Agreement, the Company has the option to redeem Units tendered for redemption on a one-for-one basis for shares of Common Stock or for an equivalent amount of cash. The Company anticipates that it will continue to acquire any Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock and has agreed to register such shares so as to be freely tradeable by the recipient.

                              FUNDS FROM OPERATIONS

Funds From Operations ("FFO") (as defined below) were $20,331,803 for the six months ended June 30, 2002, compared to $27,055,774 for the six months ended June 30, 2001. The decrease is due primarily to a decrease in REVPAR of 5.2% over the same period last year, caused by the events of September 11, 2001 and

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

FUNDS FROM OPERATIONS, Continued

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

Industry analysts generally consider FFO to be an appropriate measure of the performance of an equity REIT. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation, and certain amortization. For the periods presented, deferred lease revenue, depreciation and minority interest were the only adjustments to net income for the determination of FFO. The Company's computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently from the Company. FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments with respect to indebtedness on the Hotels.

The following is a reconciliation of net income to Funds From Operations (unaudited):

                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                          June  30,
                                                    ----------------------------       --------------------------
                                                         2002              2001             2002           2001
                                                    -----------      -----------      -----------     -----------
Net income                                          $ 3,738,240      $ 6,643,700      $ 3,103,375     $7,886, 243
Less:
   Preferred stock dividends                         (1,632,813)      (1,632,813)      (3,265,626)     (3,265,626)

Add:
   Minority interest                                     68,359          164,157           (5,022)        151,330
   Depreciation of buildings, furniture and
       fixtures                                      10,257,495        9,923,928       20,499,076      19,847,856
   Deferred lease revenue                                              1,086,710                        2,435,971
                                                    -----------      -----------      -----------     -----------


Funds From Operations                               $12,431,281      $16,185,682      $20,331,803     $27,055,774
                                                    ===========      ===========      ===========     ===========

Weighted average number of outstanding shares
   of Common Stock and Units of Partnership          41,665,063       38,038,123       39,968,470      38,031,404
                                                     ==========       ==========       ==========      ==========

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


                                    INFLATION

Operators of hotels, including the TRS Lessees and any third-party managers retained by the TRS Lessees, in general possess the ability to adjust room rates quickly. However, competitive pressures, a slow economy and the tragic events of September 11, 2001 have limited and may in the future limit the ability of the TRS Lessees and the third-party managers retained by the TRS Lessees to raise room rates in response to inflation.


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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

o The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers and other borrowers to make required payments. If the financial condition of its customers or other borrowers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

o The Company records an impairment charge when it believes an investment in hotels has been impaired, such that future undiscounted cash flows would not recover the book basis of the investment in the hotel property. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby possibly requiring an impairment charge in the future.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


CRITICAL ACCOUNTING POLICIES AND ESTIMATES, Continued

o The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company's management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If management determines that the Company will not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the periods such determination was made.

o The Company has obtained property and casualty insurance with loss limits and coverages deemed reasonable by management (and as may be required by the Company's lenders and franchisors). There can be no assurance that the insurance obtained will fully protect the Company against insurable losses (i.e., our losses may exceed our coverage limits), that the Company will not incur losses from risks that are not insurable (i.e., losses from war, acts of terrorism, riots, etc.) or that are not economically insurable, or that current coverages will continue to be available at reasonable rates. Moreover, we have been advised by our carriers that terrorism is now an expressly excluded risk under our current "all-risk" property coverages, which we believe previously would have insured our property against certain damages from acts of terrorism. It is possible that one or more of our lenders will likely require that we carry terrorism-specific insurance. We may not be able to obtain terrorism insurance, to obtain it with policy limits and terms (including deductibles) that satisfy us or our lenders, or to obtain it at an economically justifiable price. If we cannot satisfy a lender's insurance requirements in any respect, including but not limited to terrorism coverage, the lender could declare a default. Depending on our access to capital, liquidity and the value of the properties securing the affected loan in relation to the balance of the loan, a default could have a material adverse affect on our results of operations and ability to obtain future financing. Likewise, one or more large uninsured or underinsure losses could have a material adverse affect on us. We currently believe, given our discussions with participants in the insurance markets (which are in flux and subject to frequent change), and the nature, physical characteristics and locations of our assets, (a) that we have customary and adequate coverages under our current insurance policies and (b) while there are no assurances that we will be successful in renewing our insurance policies and obtaining terrorism insurance on reasonably satisfactory terms.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


The Company is exposed to certain financial market risks, the most predominant of which is the fluctuation in interest rates. At June 30, 2002, the Company's exposure to market risk for a change in interest rates is related solely to its debt outstanding under the Line of Credit. Total debt outstanding under the Line of Credit totaled $72.5 million at June 30, 2002. On January 16, 2001, the Company entered into an interest rate swap agreement with a financial institution on a notional principal amount of $50 million. The agreement effectively fixes the interest rate on the first $50 million of floating rate debt at a rate of 6.4275% plus 1.5%, 1.75%, 2.0%, 2.25%, 2.5%, 2.75% or 3.0% as determined by the Percentage. The swap agreement will expire in October 2003. Thus, at June 30, 2002, the Company had $22.5 million of variable rate debt outstanding under the Line of Credit that was exposed to fluctuations in the market rate of interest.

The Company's operating results are affected by changes in interest rates, primarily as a result of borrowings under the Line of Credit. If interest rates increased by 25 basis points, the Company's interest expense for the six months ended June 30, 2002 would have increased by approximately $112,000, based on balances outstanding during the period ended June 30, 2002.

                           PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote by Security Holders

The information called for by this item is answered by reference to the Company's Current Report on Form 8-K dated May 9, 2002 and filed on May 10, 2002, reporting the results of the Company's annual meeting of shareholders held on May 9, 2002. See Part II, Item 6(b)(2) below.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits -- No exhibits are filed with this Quarterly Report on Form
         10-Q.

(b) Reports on Form 8-K -- During the period covered by this Quarterly Report on Form 10-Q, the Company filed the following three (3) Current Reports on Form 8-K with the SEC:

         (1) Current Report on Form 8-K dated May 2, 2002 and filed on May 3, 2002, reporting the issuance of a press release reporting the Company's first quarter 2002 results (no financial information required).

         (2) Current Report on Form 8-K dated May 9, 2002 and filed on May 10, 2002, reporting the results of the Company's annual meeting of shareholders held on May 9, 2002 (no financial information required).

         (3) Current Report on Form 8-K dated June 21, 2002 and filed on June 25, 2002, reporting the issuance of a press release concerning the Company's anticipated second quarter 2002 earnings (no financial information required).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Equity Inns, Inc.



   August 12, 2002              By:  /s/Donald H. Dempsey
--------------------            ------------------------------------------------
       Date                     Donald H. Dempsey
                                Executive Vice President, Secretary, Treasurer,
                                and Chief Financial Officer (Principal Financial
                                and Accounting Officer)