Form 10-Q
period 2002-09-30
EQUITY INNS INC
filed 2002-11-13
CIK 916530

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
-----
  X             Quarterly Report Pursuant to Section 13 or 15(d) of
-----                  The Securities Exchange Act of 1934


For The Quarterly Period Ended
      September 30, 2002                         Commission File Number 01-12073


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

         The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on November 8, 2002 was 40,471,968.


                                     1 of 29

                                EQUITY INNS, INC.

                                      INDEX


                                                                            PAGE

PART I.  Financial Information

   Item 1.  Financial Statements


          Condensed Consolidated Balance Sheets - September 30, 2002
            (unaudited) and December 31, 2001                                  3

          Condensed Consolidated Statements of Operations (unaudited) -
            For the three and nine months ended September 30, 2002
            and 2001                                                           4

          Condensed Consolidated Statements of Cash Flows (unaudited) -
            For the nine months ended September 30, 2002 and 2001              5

          Notes to Condensed Consolidated Financial Statements                 7


   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             13

   Item 3.    Quantitative and Qualitative Disclosures About
              Market Risk                                                     25

   Item 4.    Controls and Procedures                                         25


PART II.  Other Information

   Item 6.    Exhibits and Reports on Form 8-K                                26

PART I.  Financial Information
   Item 1.  Financial Statements

                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                               September 30,     December 31,
                                                                   2002              2001
                                                               ------------      ------------
                                                               (unaudited)
ASSETS
Investment in hotel properties, net                            $730,617,922      $751,890,847
Cash and cash equivalents                                         7,140,432         4,358,787
Accounts receivable                                               5,612,734         2,534,208
Due from Lessees                                                                      162,265
Notes receivable                                                  1,335,025           738,911
Deferred expenses, net                                            9,266,676        10,819,599
Deferred tax asset                                                8,164,000         3,452,000
Deposits and other assets                                         6,902,040         4,122,657
                                                               ------------      ------------

       Total assets                                            $769,038,829      $778,079,274
                                                               ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                                           $346,890,175      $384,165,875
Accounts payable and accrued expenses                            31,086,389        22,224,994
Distributions payable                                             6,505,105         1,088,542
Interest rate swap                                                2,668,395         2,922,625
Minority interest in Partnership                                  8,998,001         9,511,897
                                                               ------------      ------------

       Total liabilities                                        396,148,065       419,913,933
                                                               ------------      ------------

Commitments and contingencies

Shareholders' equity:

Preferred Stock, $.01 par value, 10,000,000 shares
  authorized, 2,750,000 shares issued and outstanding            68,750,000        68,750,000
Common Stock, $.01 par value, 100,000,000
  shares authorized, 41,217,386 and 37,591,622
  shares issued and outstanding                                     412,174           375,916
Additional paid-in capital                                      445,773,189       418,351,351
Treasury stock, at cost, 747,600 shares                          (5,173,110)       (5,173,110)
Unearned directors' and officers' compensation                     (690,085)       (1,152,730)
Distributions in excess of net earnings                        (133,513,009)     (120,063,461)
Accumulated other comprehensive income:
  Unrealized loss on interest rate swap                          (2,668,395)       (2,922,625)
                                                               ------------      ------------

       Total shareholders' equity                               372,890,764       358,165,341
                                                               ------------      ------------

Total liabilities and shareholders' equity                     $769,038,829      $778,079,274
                                                               ============      ============


                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                     For the Three Months Ended         For the Nine Months Ended
                                                             September 30,                     September 30,
                                                    -----------------------------      -----------------------------
                                                         2002            2001             2002             2001
                                                    -----------       -----------      ------------     ------------
Revenue
   Hotel revenues                                   $64,803,615       $53,005,229      $185,020,095     $155,548,490
   Percentage lease revenues                                            5,471,566                         16,927,028
   Other income                                         246,325           469,234           753,539        1,605,451
                                                    -----------       -----------      ------------     ------------
       Total revenue                                 65,049,940        58,946,029       185,773,634      174,080,969
                                                    -----------       -----------     -------------     ------------

Expenses
   Hotel operating expenses                          39,284,780        31,850,503      112,946,256        93,636,702
   Real estate and personal property taxes            3,396,129         3,397,810       10,332,905         9,904,547
   Depreciation and amortization                     10,344,669        10,416,102       31,018,093        30,438,306
   Amortization of loan costs                           511,035           475,275        1,533,105         1,414,625
   Interest                                           7,219,209         7,705,185       21,896,707        23,435,791
   General and administrative expenses:
       Stock-based or non-cash
           compensation                                 173,438           243,327          517,674           731,232
       Other general and administrative
           expenses                                   1,439,213         1,338,832        4,263,790         3,717,874
   Lease expense                                        431,395           216,848        1,091,679           852,172
                                                    -----------       -----------     ------------      ------------
       Total expenses                                62,799,868        55,643,882      183,600,209       164,131,249
                                                    -----------       -----------     ------------      ------------

Income before minority interest
   and income taxes                                   2,250,072         3,302,147        2,173,425         9,949,720

Minority interest                                        63,798            83,829           58,776           235,159
                                                    -----------       -----------     ------------      ------------

Income before income taxes                            2,186,274         3,218,318        2,114,649         9,714,561

Income tax benefit                                    1,537,000           990,000        4,712,000         2,380,000
                                                    -----------       -----------     ------------      ------------

Net income                                            3,723,274         4,208,318        6,826,649        12,094,561

Preferred stock dividends                             1,632,813         1,632,813        4,898,439         4,898,439
                                                    -----------       -----------     ------------      ------------

Net income applicable to
   common shareholders                              $ 2,090,461       $ 2,575,505     $  1,928,210      $  7,196,122
                                                    ===========       ===========     ============      ============

Net income per common share -
   basic and diluted                                $       .05       $       .07     $        .05      $        .20
                                                    ===========       ===========     ============      ============

Weighted average number of common
   shares and units outstanding - diluted            41,666,057        38,039,992       40,540,551        38,034,295
                                                    ===========       ===========     ============      ============


                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                            For the Nine Months Ended
                                                                                  September 30,
                                                                        --------------------------------
                                                                            2002                 2001
                                                                        -----------          -----------
Cash flows from operating activities:
  Net income                                                            $ 6,826,649          $12,094,561
  Adjustments to net income provided by operating activities:
      Depreciation and amortization                                      31,018,093           30,438,306
      Amortization of loan costs                                          1,533,105            1,414,625
      Amortization of unearned directors' and officers' compensation        448,065              673,857
      Directors' stock-based compensation                                    68,351               57,374
      Income tax benefit                                                 (4,712,000)          (2,380,000)
      Minority interest                                                      58,776              235,159
      Provision for doubtful accounts                                        25,000
  Changes in assets and liabilities:
        Accounts receivable                                              (3,103,526)          (4,052,212)
        Due from Lessees                                                    162,265            4,787,477
        Notes receivable                                                   (596,114)             (40,577)
        Deposits and other assets                                        (2,779,383)           1,203,648
        Accounts payable and accrued expenses                             5,203,674           11,924,662
        Deferred lease revenue                                                                 2,806,696
                                                                        -----------          -----------
               Net cash provided by operating activities                 34,152,955           59,163,576
                                                                        -----------          -----------

Cash flows from investing activities:
  Improvements and additions to hotel properties                         (5,483,646)         (16,692,497)
  Cash paid for franchise applications                                     (116,601)
  Proceeds from sale of hotel properties                                                         851,000
                                                                        -----------          -----------
                Net cash used in investing activities                    (5,600,247)         (15,841,497)
                                                                        -----------          -----------

Cash flows from financing activities:
  Gross proceeds from public offering of common stock                    28,520,000
  Payment of offering expenses                                           (1,575,807)
  Distributions paid                                                    (15,314,453)         (33,407,101)
  Cash paid for loan costs                                                 (125,103)             (78,598)
  Proceeds from borrowings                                               16,639,907           29,127,702
  Payments on debt                                                      (53,915,607)         (35,641,299)
                                                                        -----------          -----------
                Net cash used in financing activities                   (25,771,063)         (39,999,296)
                                                                        -----------          -----------

Net increase in cash                                                      2,781,645            3,322,783
Cash and cash equivalents at beginning  of period                         4,358,787              793,127
                                                                         ----------          -----------

Cash and cash equivalents at end of period                              $ 7,140,432          $ 4,115,910
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

During the nine months ended September 30, 2002, the Company recorded $4 million of investment in hotel properties and a liability related to the purchase of a hotel property.

During the nine months ended September 30, 2002, 2,566 units of limited partnership interest in the partnership ("Units") were redeemed for an identical number of shares of common stock.

Additionally, during the nine months ended September 30, 2002, the Company issued 2,264 shares of common stock at $6.62 per share, 875 shares of common stock at $8.19 per share, 2,028 shares of common stock at $8.00 per share, 298 shares of common stock at $7.30 per share, 640 shares of common stock at $7.77 per share, 1,860 share of common stock at $8.05 per share, 89 shares of common stock at $6.99 per share, 600 shares of common stock at $6.23, and 1,812 share of common stock at $6.20 per share to its independent directors under the Company's Directors Stock Incentive Plan (the "Directors Plan") in lieu of cash compensation.

At September 30, 2002, $6,505,105 in distributions to common and preferred shareholders and limited partners had been declared but not paid. The distributions to preferred shareholders were paid on October 31, and the distributions to common shareholders and limited partners were paid on November 1, 2002.

During January 2001, the Company issued to certain officers 39,722 shares of common stock at $6.19 per share under the 1994 Plan in lieu of cash as a performance bonus; and 31,820 shares of restricted common stock, valued at $6.19 per share, with restriction periods tied to employment ranging from three to five years.

During the nine months ended September 30, 2001, 11,421 Units were redeemed for an identical number of shares of common stock.

During the nine months ended September 30, 2001, the Company issued 2,420 shares of common stock at $6.19 per share, 456 shares of common stock at $8.20 per share, 1,912 shares of common stock at $7.83 per share, 512 shares of common stock at $9.72 per share, 1,528 shares of common stock at $9.80 per share and 408 shares of common stock at $9.15 per share to its independent directors under the Directors Plan in lieu of cash compensation.

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

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                             -----------------------

1.     Organization and Basis of Presentation

       Equity Inns, Inc. (the "Company") was incorporated on November 24, 1993. The Company is a self-administered real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at September 30, 2002 owned an approximate 97.1% interest in the Partnership. The Company was formed to acquire equity interests in hotel properties and at September 30, 2002 owned, through the Partnership or its affiliates, 96 hotel properties with a total of 12,284 rooms in 34 states (the "Hotels"). All 96 Hotels were leased to taxable REIT subsidiaries of the Company (the "TRS Lessees").

       The REIT Modernization Act of 1999 (the "RMA") amended the tax laws to permit REITs, effective January 1, 2001, to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary ("TRS"). Accordingly, the Partnership's operating leases with subsidiaries of Interstate Hotels Corporation ("Interstate") were terminated on January 1, 2001. Effective January 1, 2001, the TRS Lessees, which have elected to be treated as TRS entities for federal income tax purposes entered into leases for 77 hotel properties with the Partnership or its affiliates, with terms substantially identical to those of the prior leases with Interstate. On January 1, 2002, the Partnership's operating leases with wholly-owned subsidiaries (collectively, the "Prime Lessee") of Prime Hospitality Corporation ("Prime") were terminated. Effective January 1, 2002, the TRS Lessees entered into leases with the Partnership or its affiliates for 19 hotel properties, with terms substantially identical to those of the prior leases with the Prime Lessee. Effective January 1, 2001, the rents generated by the TRS Lessees are eliminated in consolidation. As a result of these transactions, the Company's operating results reflect property-level revenues and expenses rather than rental income from third-party lessees with respect to all Hotels owned at January 1, 2002. Therefore, the Company's consolidated results of operations with respect to its 19 hotel properties previously leased to the Prime Lessee, from the date of the aforementioned transactions, are not comparable to 2001 results.

       Under the RMA, the TRS Lessees are required to enter into management agreements with eligible independent contractors to manage the Hotels. On January 1, 2001, the TRS Lessees entered into new management agreements for 77 hotel properties as follows: Promus Hotels, Inc. ("Promus") for 20 Hotels; Crestline Hotels & Resorts, Inc. ("Crestline") for two Hotels; and Crossroads Hospitality Company, L.L.C., an affiliate of Interstate Hotels and Resorts ("CHC") for 55 Hotels. On January 1, 2002, the TRS Lessees entered into new management agreements for the 19 AmeriSuites Hotels with Prime's subsidiaries and one of the TRS Lessees also entered into a new management agreement with Waterford Hotel Group, Inc. ("Waterford") for the Company's hotel in Burlington, Vermont.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)
                             -----------------------


1.     Organization and Basis of Presentation, Continued

       The management agreements with Prime's subsidiaries are structured to guarantee the Company minimum net operating income at each of the 19 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of the 19 AmeriSuites hotels. As the manager, the Prime subsidiaries can earn 25% of net operating income above the threshold, to a maximum of 6.5% of gross revenues as their management fee. If net operating income exceeds the level to require the full 6.5% of gross revenue, the Prime subsidiaries may earn an additional fee of 10% on any remaining net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Prime's subsidiaries are required to contribute 25% of the shortfall in net operating income to the Company. Management records such shortfall contributions as revenue when all contingencies related to such amounts have been resolved. The result of this policy is that shortfall contributions, if any, are recorded annually by the Company in the fourth quarter.

       The TRS Lessees lease the Hotels from the Partnership and its affiliates pursuant to leases (the "Percentage Leases") under which the rent due under the Percentage Leases is the greater of base rent or percentage rent, as defined in the Percentage Leases. Percentage rent varies by lease and is calculated by multiplying fixed percentages by the total amounts of room revenue and food and beverage revenue over specified threshold amounts.

       On March 28, 2002, the Company sold 3,565,000 shares of its common stock, $.01 par value ("Common Stock") through an underwritten public offering. The offering price was $8.00 per share, resulting in gross proceeds of $28,520,000. The Company received approximately $27,000,000 after the deduction of underwriter's discounts and offering expenses.

       These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

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

3.     Net Income Per Common Share

       A reconciliation of the numerator and denominator used in the basic earnings per share computation to the numerator and denominator used in the diluted earnings per share computation is presented below for the three months ended September 30, 2002 and 2001.


                                                         For the Three Months Ended September 30,
                                                     2002                                       2001
                                 ------------------------------------------   --------------------------------------
                                   Income           Shares       Per Share      Income         Shares      Per Share
                                 (Numerator)     (Denominator)    Amount      (Numerator)   (Denominator)   Amount
                                 -----------     -------------   ---------    -----------   -------------  ---------
       Net income applicable
          to common
          shareholders           $2,090,461        40,469,973       $.05      $2,575,505      36,840,694      $.07
       Dilutive effect of
          potential conversion
          of partnership units
          and elimination of
          minority interest           63,798        1,196,084                     83,829       1,198,650
       Dilutive effect of stock
          options outstanding
          using the treasury
          stock method                                                                               648
                                 ----------        ----------       -----     ----------      ----------      ----

       Net income applicable to
          common shareholders-
          diluted                $2,154,259        41,666,057       $.05      $2,659,334      38,039,992      $.07
                                 ==========        ==========       ====      ==========      ==========      ====

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)
                             -----------------------


3.     Net Income Per Common Share, Continued



                                                         For the Nine Months Ended September 30,
                                                     2002                                      2001
                                 -----------------------------------------    --------------------------------------


                                   Income           Shares       Per Share      Income         Shares      Per Share
                                 (Numerator)     (Denominator)    Amount      (Numerator)   (Denominator)   Amount
                                 -----------     -------------   ---------    -----------   -------------  ---------
       Net income applicable
          to common
          shareholders           $1,928,210        39,343,470       $.05      $7,196,122      36,830,108      $.20
       Dilutive effect of
          potential conversion
          of partnership units
          and elimination of
          minority interest          58,776         1,197,081                    235,159       1,203,555
       Dilutive effect of stock
          options outstanding
          using the treasury
          stock method                                                                               632
                                 ----------        ----------       ----      ----------      ----------      ----

       Net income applicable
          to common shareholders-
          diluted                $1,986,986        40,540,551       $.05      $7,431,281      38,034,295      $.20
                                 ==========        ==========       ====      ==========      ==========      ====

4.     Declaration of Dividends

       Through September 19, 2002, the Board declared a total of $.38 in dividends on each share of common stock outstanding to shareholders of record. The third quarter dividend of $.13 was paid on November 1, 2002.

5.     Debt

       The following details the Company's debt outstanding at September 30, 2002:

                                                            Interest                          Collateral
                                                              Rate                Maturity    # of Hotels
                                                         --------------           --------    -----------
       Commercial Mortgage Bonds
          Class A                  $  8,944,279          6.83%    Fixed           Nov 2006
          Class B                    50,600,000          7.37%    Fixed           Dec 2015
          Class C                    10,000,000          7.58%    Fixed           Feb 2017
                                   ------------
                                     69,544,279                                                    21

       Line of Credit                68,500,000     LIBOR plus    Variable        Oct 2003         28
                                                    Percentage

       Mortgage                      92,962,455          8.37%    Fixed           July 2009        19
       Mortgage                      68,130,227          8.25%    Fixed           Nov 2010         16
       Mortgage                      35,218,222          8.25%    Fixed           Nov 2010          8
       Mortgage                       3,013,863          8.50%    Fixed           Nov 2005          1
       Mortgage                       5,716,849         10.00%    Fixed           Sept 2005         1
       Mortgage                       3,804,280          8.57%    Fixed           Nov 2016          1
                                   ------------

                                   $346,890,175
                                   ============

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)
                             -----------------------


5.     Debt, Continued

       The Company's $125 million secured line of credit (the "Line of Credit") bears interest at a variable rate of LIBOR plus 1.5%, 1.75%, 2.0%, 2.25%, 2.5%, 2.75% or 3.0% as determined by the Company's percentage of total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the loan agreement for the Line of Credit (the "Percentage"). The Percentage is reviewed quarterly and the interest rate is adjusted as necessary. At September 30, 2002, the interest rate on the Line of Credit was LIBOR (1.81% at September 30, 2002) plus 2.75%. An annual fee of 0.55%, as determined by the Company's ratio of total indebtedness to EBITDA, is paid quarterly on the unused portion of the Line of Credit.

       The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, and total indebtedness limitations. On December 4, 2001, the Company entered into an amendment of its Line of Credit. The amendment revised certain covenant levels to provide greater financial and operating flexibility through December 31, 2002. At September 30, 2002, the Company was in compliance with all covenants contained in the Line of Credit.

6.     Interest Rate Swap Contract

       Effective January 16, 2001, the Company entered into an interest rate swap agreement with a financial institution on a notional principal amount of $50 million. The agreement effectively fixes the interest rate on the first $50 million of floating rate debt outstanding under the Line of Credit at a rate of 6.4275% plus the Percentage. The change in the fair value of this contract from inception to September 30, 2002, has been reported in other comprehensive income.

7.     Comprehensive Income

       SFAS No. 130, "Reporting Comprehensive Income", requires the disclosure of the components included in comprehensive income (loss). For the nine months ended September 30, 2002, the Company's comprehensive income was $7,080,879, comprised of a net income of $6,826,649 and the change in the unrealized loss on its interest rate swap of $254,230.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)
                             -----------------------


8.     Income Taxes

       The Company's income tax benefit related to its TRS Lessee subsidiaries consists of the following for the nine months ended September 30:

                                         2002               2001
                                     -----------        -----------

                  Deferred:
                     Federal         $(4,216,000)       $(2,130,000)
                     State              (496,000)          (250,000)
                                     -----------        -----------

                  Total              $(4,712,000)       $(2,380,000)
                                     ===========        ===========

       The TRS Lessees' net deferred tax asset of $8,164,000 is comprised of net operating loss carry- forwards which expire beginning on December 31, 2021. The Company believes that the TRS Lessees will generate sufficient future taxable income to realize this deferred tax asset in full. Accordingly, no valuation allowance has been recorded at September 30, 2002.

9.     Subsequent Events

       Effective as of October 1, 2002, the Company entered into management agreements with Waterford as to two of the Company's Residence Inn hotels, located in Princeton, New Jersey and Tinton Falls, New Jersey, which were previously managed by CHC.

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations


                                   BACKGROUND

Equity Inns, Inc. (the "Company") commenced operations on March 1, 1994 upon completion of its initial public offering and the simultaneous acquisition of eight Hampton Inn hotels with 995 rooms. The following chart summarizes information regarding the Company's hotels at September 30, 2002:


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
                                                        ==                ======

Equity Inns Partnership, L.P., (the "Partnership") and its affiliates lease all 96 of the Company's hotels (the "Hotels") to wholly-owned taxable REIT subsidiaries of the Company (the "TRS Lessees"). The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the general partner of the Partnership and at September 30, 2002 owned an approximate 97.1% interest in the Partnership.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


RESULTS OF OPERATIONS

During 2001, the Company's revenues primarily represented rental income from 19 hotels leased by subsidiaries (collectively, the "Prime Lessee") of Prime Hospitality Corporation ("Prime") and hotel level revenues from 77 hotels leased to the TRS Lessees and operated under management contracts. Upon the termination of the percentage leases (the "Percentage Leases") with Prime, beginning in January 2002, all of the Hotels were leased to the TRS Lessees and operated under management contracts. Effective January 1, 2002, the Company's consolidated results of operations reflect hotel- level revenues and operating costs and expenses for all 96 Hotels and the TRS Lessees lease all 96 Hotels from the Partnership and its affiliates under Percentage Leases. In order to show comparability of the Company's results of operations, in addition to the discussion of the historical results, we have also presented an unaudited recap of the three and nine month periods ended September 30, 2002 and 2001.

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

Three Months Ended September 30, 2002 and 2001

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


                                                                          For the Three Months Ended
                        -------------------------------------------------------------------------------------------
                                                                         Pro Forma                       Pro Forma
                        September 30,   September 30,   September 30,   September 30,   September 30,   September 30,
                            2002            2001           2002             2001            2002            2001
                        -------------   -------------   -------------   -------------   -------------   -------------
                                 77 Hotels                19 Hotels (AmeriSuites)               All Hotels
                        ---------------------------     -----------------------------   -----------------------------

Hotel revenue           $53,486,344     $53,005,229     $11,317,271     $12,004,169     $64,803,615     $65,009,398
Hotel operating
   expenses              32,092,944      31,143,740       6,274,139       6,848,401      38,367,083      37,992,141
Management fees           1,156,414         706,763        (238,717)       (438,154)        917,697         268,609
                        -----------     -----------     ------------    -----------     -----------     -----------

Net operating
   income               $20,236,986     $21,154,726     $ 5,281,849     $ 5,593,922     $25,518,835     $26,748,648
                        ===========     ===========     ===========     ===========     ===========     ===========

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

The decrease in pro forma hotel revenues is due primarily to a decrease in telephone revenue of approximately $300,000, offset by a .2% increase in revenue per available room ("REVPAR") for the Hotels owned by the Company throughout both periods from $54.81 to $54.90.

On a historical basis, total revenue and total expenses increased $6,103,911 and $7,155,986, respectively in 2002 over 2001, primarily as a result of reporting hotel operating revenues and expenses in 2002 compared to reporting a combination of hotel operating revenues and percentage lease revenues in 2001, as a result of the aforementioned termination of the Prime leases on January 1, 2002. Hotel operating expenses, on a pro forma basis, increased by $374,942 due primarily to increases in insurance premiums.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


RESULTS OF OPERATIONS, Continued

Management fees, on a pro forma basis, increased by $649,088 due primarily to increases in base management fees over the comparable period in 2001.

Other income decreased by $222,909, as compared to the same period of the prior year, due primarily to (1) a decrease in the income received from the company providing certain management services to the Company's joint venture partner, GHII, LLC, and (2) a decrease in interest income due to a decline in rates earned on temporary investments.

Real estate and personal property taxes remained relatively flat with the comparable period in 2001.

Depreciation and amortization decreased slightly over the comparable period in 2001.

Interest expense decreased to $7.2 million from $7.7 million due primarily to a decrease in average borrowings under the Company's line of credit from $377.6 million to $349.9 million.

General and administrative expenses increased by $30,492 from the comparable period in 2001.

The income tax benefit for the three months ended September 30, 2002 and 2001 was generated by the net operating losses created by the TRS Lessees' operations during each quarter.

Nine Months Ended September 30, 2002 and 2001

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


                                                                             For the Nine Months Ended
                       ---------------------------------------------------------------------------------------------
                                                                         Pro Forma                      Pro Forma
                       September 30,   September 30,   September 30,    September 30,  September 30,   September 30,
                           2002            2001            2002             2001           2002            2001
                       -------------   -------------   -------------    -------------  ------------    -------------
                                77 Hotels                 19 Hotels (AmeriSuites)               All Hotels
                       ----------------------------    ----------------------------    -----------------------------
Hotel revenue          $151,421,316    $155,548,490    $33,598,779      $36,935,824    $185,020,095    $192,484,314
Hotel operating
   expenses              92,612,906      91,099,561     18,463,451       20,520,984     111,076,357     111,620,545
Management fees           3,742,307       2,537,141     (1,872,408)      (1,519,518)      1,869,899       1,017,623
                       ------------    ------------    -----------      -----------    ------------    ------------

Net operating
   income              $ 55,066,103    $ 61,911,788    $17,007,736       $17,934,358   $ 72,073,839    $ 79,846,146
                       ============    ============    ===========      ============   ============    ============

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

The decrease in pro forma hotel revenues is due primarily to a 3.4% decrease in REVPAR for the Hotels owned by the Company throughout both periods from $54.60 to $52.75.

On a historical basis, total revenue and total expenses increased $11,692,665 and $19,468,960, respectively in 2002 over 2001, primarily as a result of reporting hotel operating revenues and expenses in 2002, compared to reporting a combination of hotel operating revenues and percentage lease revenues in 2001, as a result of the aforementioned termination of the Prime leases on January 1, 2002. Hotel operating expenses, on a pro forma basis decreased by $544,188 due primarily to a reduction in variable hotel expenses resulting from cost control programs implemented by the Company's management companies, in response to the weakened national economy and the dramatic national events that occurred on September 11, 2001. These decreases have been offset, in part, by increases in insurance premiums.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


RESULTS OF OPERATIONS, Continued

Management fees, on a pro forma basis, increased by $852,276 due to increases in base management fees over 2001.

Other income decreased by $851,912, as compared to the same period of the prior year, due primarily to (1) a decrease in the income received from the company providing certain management services to the Company's joint venture partner, GHII, LLC, (2) a decrease in interest income due to a decline in rates earned on temporary investments and a decrease in the amount of interest collected on notes receivable, and (3) recognition in the prior period of income of approximately $300,000 from the cancellation of certain hotel leases.

Real estate and personal property taxes increased by $428,358 from the comparable period in 2001 due primarily to the completion of a successful appeal in the second quarter of 2001 to the taxes due on the Company's Chicago Homewood Suites hotel.

Depreciation and amortization increased over the comparable period in 2001 due primarily to capitalized renovation costs at certain hotels.

Interest expense decreased to $21.9 million from $23.4 million due primarily to a decrease in weighted average interest rates from 8.2% to 8.0% in 2002 and a reduction in the average borrowings under the Company's line of credit from $380.4 million to $364.2 million.

General and administrative expenses increased by $332,358 from the comparable period in 2001.

The income tax benefit for the six months ended June 30, 2002 and 2001 was generated by the net operating losses created by the TRS Lessees' operations during each quarter.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash to meet its cash requirements, including distributions to its shareholders, is its cash distributions from the Partnership. The Partnership's, and therefore the Company's, principal source of revenue is lease payments from the TRS Lessees, which are paid from the net operating income of the hotels leased by the TRS Lessees. The Company's liquidity, including its ability to make distributions to shareholders, is dependent upon the cash flow from its hotels leased by the TRS Lessees.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


LIQUIDITY AND CAPITAL RESOURCES, Continued

Cash and cash equivalents as of September 30, 2002 were $7,140,432, compared to $4,358,787 at December 31, 2001. Additionally, all of the December 31, 2001 receivables due from the Prime Lessee were received prior to the filing of this Quarterly Report on Form 10-Q. Net cash provided by operating activities for the nine months ended September 30, 2002 was $34,152,955.

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

On March 28, 2002, the Company sold 3,565,000 shares of common stock, $.01 par value, through an underwritten public offering. The offering price was $8.00 per share, resulting in gross proceeds of $28,520,000. The Company received approximately $27,000,000 after the deduction of underwriter's discounts and offering expenses. These proceeds were used to reduce the outstanding borrowings under the Company's $125 million secured line of credit (the "Line of Credit").

At September 30, 2002, the Company had outstanding debt of approximately $346.9 million, including $68.5 million under its Line of Credit, leaving approximately $50.9 million available for borrowings under the Line of Credit, after consideration of outstanding letters of credit. The Company's consolidated indebtedness was 37.4% of its investments in its hotels, at cost, at September 30, 2002.

The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, and total indebtedness limitations. As a result of the events of September 11, 2001 and the softening of the economic environment of the hospitality industry, the Company has negotiated amendments to certain of its financial covenants pertaining to the Line of Credit. At September 30, 2002, the Company was in compliance with all covenants contained in the Line of Credit.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


LIQUIDITY AND CAPITAL RESOURCES, Continued

During the nine months ended September 30, 2002, the Company invested approximately $5.5 million to fund capital improvements to the Hotels, including replacement of carpets, drapes, renovation of common areas and improvement of hotel exteriors. In addition, the Company has committed to fund approximately $4.3 million during the remainder of 2002 for capital improvements. The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowings under its line of credit. Under certain of its loan covenants, the Partnership is obligated to fund 4% of room revenues per quarter on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the Hotels.

During the three months ended September 30, 2002, the Partnership declared distributions in the aggregate of $5,416,563 to its partners, including the Trust, of $.13 per unit of limited partnership interest ("Unit"), and the Company declared distributions in the aggregate of $5,261,072, of $.13 per share to its shareholders, with such distributions being paid on November 1, 2002.

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

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowing, proceeds from the sale of certain of its hotel properties, the issuance of additional equity securities of the Company, or, in connection with acquisitions of hotel properties, issuance of Units. Under the Partnership's agreement of limited partnership (the "Partnership Agreement"), holders of Units have the right to require the Partnership to redeem their Units. During the nine months ended September 30, 2002, 2,566 Units were tendered for redemption. Under the Partnership Agreement, the Company has the option to redeem Units tendered for redemption on a one-for-one basis for shares of Common Stock or for an equivalent amount of cash. The Company anticipates that it will continue to acquire any Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock and has agreed to register such shares so as to be freely tradeable by the recipient.

                              FUNDS FROM OPERATIONS

Funds From Operations ("FFO") (as defined below) were $32,743,557 for the nine months ended September 30, 2002, compared to $40,414,761 for the six months ended September 30, 2001. The decrease is due primarily to a decrease in REVPAR of 3.4% as compared to the same period last

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

FUNDS FROM OPERATIONS, Continued

year, caused by the events of and stemming from September 11, 2001 and the softening of the economic environment of the hospitality industry, reduced by the income tax benefit attributable to the losses incurred by the TRS Lessees, which are included in the Company's consolidated financial statements. The Company considers FFO to be a key measure of a REIT's performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity.

Industry analysts generally consider FFO to be an appropriate measure of the performance of an equity REIT. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation, and certain amortization. For the periods presented, deferred lease revenue, depreciation and minority interest were the only adjustments to net income for the determination of FFO. The Company's computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently from the Company. FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments with respect to indebtedness.

The following is a reconciliation of net income to Funds From Operations (unaudited):


                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                    September 30,
                                                    ----------------------------      ---------------------------
                                                        2002             2001             2002           2001
                                                    -----------      -----------      -----------     -----------
Net income                                          $ 3,723,274      $ 4,208,318      $ 6,826,649     $12,094,561
Less:
   Preferred stock dividends                         (1,632,813)      (1,632,813)      (4,898,439)     (4,898,439)

Add:
   Minority interest                                     63,798           83,829           58,776         235,159
   Depreciation of buildings, furniture and
       fixtures                                      10,257,495       10,328,928       30,756,571      30,176,784
   Deferred lease revenue                                                370,725                        2,806,696
                                                    -----------      -----------      -----------     -----------


Funds From Operations                               $12,411,754      $13,358,987      $32,743,557     $40,414,761
                                                    ===========      ===========      ===========     ===========

Weighted average number of outstanding shares
   of Common Stock and Units of Partnership          41,666,057       38,039,992       40,540,551      38,034,295
                                                    ===========      ===========      ===========     ===========

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


                                    INFLATION

Operators of hotels, including any third-party managers retained by the TRS Lessees, in general possess the ability to adjust room rates quickly. However, competitive pressures, a slow economy and the continued effects of September 11, 2001 have limited and may in the future limit the ability of the third-party managers retained by the TRS Lessees to raise room rates in response to inflation.


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

o The Company has obtained property and casualty insurance with loss limits and coverages deemed reasonable by management (and as may be required by the Company's lenders and franchisors). There can be no assurance that the insurance obtained will fully protect the Company against insurable losses (i.e., our losses may exceed our coverage limits), that the Company will not incur losses from risks that are not insurable (i.e., losses from war, acts of terrorism, riots, etc.) or that are not economically insurable, or that current coverages will continue to be available at reasonable rates. Moreover, we have been advised by our carriers that terrorism is now an expressly excluded risk under our current "all-risk" property coverages, which we believe previously would have insured our property against certain damages from acts of terrorism. Several of our lenders have required, and other of our lenders may require, that we carry terrorism-specific insurance. We may not be able to obtain terrorism insurance, to obtain it with policy limits and terms (including deductibles) that satisfy us or our lenders, or to obtain it at an economically justifiable price. If we cannot satisfy a lender's insurance requirements in any respect, including but not limited to terrorism coverage, the lender could declare a default. Depending on our access to capital, liquidity and the value of the properties securing the affected loan in relation to the balance of the loan, a default could have a material adverse affect on our results of operations and ability to obtain future financing. Likewise, one or more large uninsured or underinsured losses could have a material adverse affect on us. We currently believe, given our discussions with participants in the insurance markets (which are in flux and subject to frequent change), and the nature, physical characteristics and locations of our assets, (a) that we have customary and adequate coverages under our current insurance policies and (b) while there are no assurances that we will be successful in renewing our insurance policies and obtaining terrorism insurance on reasonably satisfactory terms.

                           FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), including without limitation, statements containing the words "believes", "estimates", "projects", "anticipates", "expects" and words of similar import. Such forward-looking

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


FORWARD-LOOKING STATEMENTS, Continued

statements relate to future events and the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from the results or achievement expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following: the ability of the Company to cope with domestic economic and political disruption and Federal and state governmental regulations or war, terrorism, states of emergency or similar activities resulting from the terrorist attacks occurring on September 11, 2001; the ability of the Company to successfully implement its operating strategy; changes in economic cycles; competition from other hospitality companies; and changes in the laws and government regulations applicable to the Company. Risk factors relating to such forward-looking statements are contained from time to time in the Company's filings with the SEC, including the Company's Current Report on Form 8-K dated March 25, 2002 filed under the Exchange Act. The Company is not obligated to update any such forward-looking statements or risk factors.


                                   SEASONALITY

The hotel industry is seasonal in nature. The operations of the Company's hotels historically reflect higher occupancy rates and average daily rate during the second and third quarters. This seasonality can be expected to cause fluctuations in the Company's quarterly operating income. To the extent that cash flow from the hotels for a quarter is insufficient to fund all of the distributions for such quarter, the Company may fund seasonal-related shortfalls with available cash or borrowing under the Line of Credit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


The Company is exposed to certain financial market risks, the most predominant of which is the fluctuation in interest rates. At September 30, 2002, the Company's exposure to market risk for a change in interest rates is related solely to its debt outstanding under the Line of Credit. Total debt outstanding under the Line of Credit totaled $68.5 million at September 30, 2002. On January 16, 2001, the Company entered into an interest rate swap agreement with a financial institution on a notional principal amount of $50 million. The agreement effectively fixes the interest rate on the first $50 million of floating rate debt at a rate of 6.4275% plus 1.5%, 1.75%, 2.0%, 2.25%, 2.5%,
2.75% or 3.0% as determined by the Percentage. The swap agreement will expire in October 2003. Thus, at September 30, 2002, the Company had $18.5 million of variable rate debt outstanding under the Line of Credit that was exposed to fluctuations in the market rate of interest.

The Company's operating results are affected by changes in interest rates, primarily as a result of its borrowings under the Line of Credit. If interest rates increased by 25 basis points, the Company's interest expense for the nine months ended September 30, 2002 would have increased by approximately $34,688, based on balances outstanding during the period ended September 30, 2002.

Item 4.  Controls and Procedures

The Company has established internal controls and procedures as defined in Exchange Act Rules 13a- 14(c) and 15d-14(c). As of September 26, 2002, the Company completed an evaluation of the effectiveness of the design and operation of the Company's controls and procedures pursuant to such Exchange Act rules under the supervision of and with the participation of the Company's management, including Phillip H. McNeill, Sr., the Company's chief executive officer ("CEO"), and Donald H. Dempsey, the Company's chief financial officer ("CFO"). Based on that evaluation, the CEO and the CFO have concluded that the Company's controls and procedures were effective as of September 26, 2002.

No significant changes in the Company's internal controls or in other factors that could significantly affect these controls after September 26, 2002 have occurred, and no corrective actions with regards to significant deficiencies and material weaknesses were required.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits -- No exhibits are filed with this Quarterly Report on Form
         10-Q.

(b) Reports on Form 8-K -- During the period covered by this Quarterly Report on Form 10-Q, the Company filed the following two (2) Current Reports on Form 8-K:

         (1) Current Report on Form 8-K dated August 8, 2002 and filed with the SEC on August 9, 2002, reporting the issuance of a press release reporting the Company's second quarter 2002 operating results (no financial information required); and

         (2) Current Report on Form 8-K dated August 12, 2002 and filed with the SEC on August 12, 2002, reporting the certifications required under Section 906 of the Sarbanes-Oxley Act of 2002 by the Company's chief executive officer and chief financial officer (no financial information required).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Equity Inns, Inc.



November 13, 2002               By:  /s/Donald H. Dempsey
-----------------               ------------------------------------------------
     Date                       Donald H. Dempsey
                                Executive Vice President, Secretary, Treasurer,
                                and Chief Financial Officer (Principal Financial
                                and Accounting Officer)


                                 CERTIFICATIONS

(a)    CEO Certification

I, Phillip H. McNeill, Sr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Equity Inns, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002


                                                     /s/ Phillip H. McNeill, Sr.
                                                     ---------------------------
                                                     Phillip H. McNeill, Sr.
                                                     Chairman of the Board and
                                                     Chief Executive Officer

(b)    CFO Certification

I, Donald H. Dempsey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Equity Inns, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002


                                                     /s/Donald H. Dempsey
                                                     ---------------------------
                                                     Donald H. Dempsey
                                                     Executive Vice President,
                                                     Chief Financial Officer,
                                                     Secretary and Treasurer