Form 10-K
period 2002-12-31
EQUITY INNS INC
filed 2003-03-27
CIK 916530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
---
 X               Annual Report Pursuant to Section 13 or 15(d) of
---                    The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002      Commission File Number 01-12073

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _____.

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes X   No ____.

Aggregate market value of voting stock and non-voting common stock held by nonaffiliates of the registrant as of June 28, 2002: $325,586,364. Number of shares of Common Stock, $.01 par value, outstanding as of March 17, 2003:
40,519,819

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its 2003 Annual Meeting of Shareholders to be held May 8, 2003 (the "Proxy Statement") are incorporated by reference into Part III of this Report.

Exhibit Index beginning on Page 63.

                                EQUITY INNS, INC
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 2002

                                TABLE OF CONTENTS


                                     PART I
                                                                            Page

Item 1.    Business                                                            3

Item 2.    Properties                                                         10

Item 3.    Legal Proceedings                                                  12

Item 4.    Submission of Matters to a Vote of Security Holders                12

                              PART II

Item 5.    Market for Registrant's Common Equity and Related
              Stockholder Matters                                             12

Item 6.    Selected Financial Data                                            13

Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             14

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         25

Item 8.    Financial Statements and Supplementary Data                        26

Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                             53

                             Part III

Item 10.   Directors and Executive Officers of the Registrant                 53

Item 11.   Executive Compensation                                             53

Item 12.   Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                      53

Item 13.   Certain Relationships and Related Transactions                     53

Item 14.   Controls and Procedures                                            54

                              PART IV

Item 15.   Exhibits, Financial Statements, Schedules, and Reports on
              Form 8-K                                                        54

                                     PART I

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, "believes", "anticipates", "expects" and words of similar import. Such forward-looking statements relate to future events, the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified, or incorporated by reference in this report including, but not limited to those discussed in the sections entitled "Growth Strategy" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations", those discussed in the Company's Current Report on Form 8-K filed on March 27, 2003 and in any other documents filed by the Company with the Securities and Exchange Commission that could cause actual results to differ. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 1.       BUSINESS

(a)      General Development of Business

Equity Inns, Inc. (the "Company") is in the business of acquiring equity interests in hotel properties. The Company commenced operations in March 1994 and is a real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and, at December 31, 2002, owned an approximate 97.1% interest in the Partnership. The Company conducts its business through the Partnership and its subsidiaries.

(b)      Narrative Description of Business

At December 31, 2002, the Partnership and its affiliates owned 97 hotel properties with a total of 12,460 rooms in 34 states (the "Hotels"). In order to qualify as a REIT, the Company and the Partnership cannot operate hotels. Therefore, all hotels were leased to taxable REIT subsidiaries of the Company (the "TRS Lessees").

On January 1, 2001, the REIT Modernization Act ("RMA") went into effect. Among other things, the RMA permits a REIT to form taxable REIT subsidiaries ("TRSs") that lease hotels from the REIT, provided that the hotels continue to be managed by unrelated third parties. Effective January 1, 2001, the Company completed transactions that resulted in its newly formed TRSs acquiring leases for the 77 hotels that were previously leased by subsidiaries of Interstate Hotels Corporation ("Interstate"). Effective January 1, 2002, the Company completed transactions that resulted in its newly formed TRSs acquiring leases for the remaining 19 hotels that were previously leased by subsidiaries of Prime Hospitality Corporation ("Prime"). By acquiring these leases through its TRSs, the Company acquired the economic benefits and risks of the operations of these hotels and began reporting hotel revenues and expenses rather than percentage lease revenues.

The managers of the Company's hotels are as follows:

                                                 # of
                                                Hotels
                                                ------

    Interstate Hotels Corporation                 52
    Promus Hotels, Inc.                           20
    Prime Hospitality Corporation                 19
    Other                                          6

The management agreements with Prime's subsidiaries are structured to provide the TRS Lessees minimum net operating income at each of the 19 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of the 19 AmeriSuites hotels. As the manager, the Prime subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, to a maximum of 6.5% of gross hotel revenues. If the management fee exceeds 6.5% of gross hotel revenue, the Prime subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Prime's subsidiaries are required to contribute 25% of the shortfall in net operating income to the Company. Management records such shortfall contributions as revenue when all contingencies related to such amounts have been resolved. The result of this policy is that shortfall contributions, if any, are recorded annually by the Company in the fourth quarter. The management contracts for the Company's remaining 78 hotels have terms ranging from one to five years and generally provide for payment of management fees equal to a percentage of hotel revenues and an incentive fee consisting of a percentage of gross operating profits in excess of budget.

The diversity of the Company's portfolio is such that, at December 31, 2002, no individual hotel exceeded 2.1% of the total rooms in the portfolio. The Company's geographical distribution and franchise diversity is illustrated by the following charts.

                               Franchise Diversity

                                                # of Hotel     # of Rooms/
    Franchise Affiliation                       Properties       Suites
    ---------------------                       ----------     -----------
    Premium Limited Service Hotels:
         Hampton Inn                                48            6,030
         Hampton Inn & Suites                        1              125
         Holiday Inn Express                         1              101
         Comfort Inn                                 2              245
                                                    --           ------
             Sub-total                              52            6,501
                                                    --           ------

    All-Suite Hotels:
         AmeriSuites                                19            2,403
                                                    --           ------

    Premium Extended Stay Hotels:
         Residence Inn                              11            1,351
         Homewood Suites                             9            1,295
                                                    --           ------
             Sub-total                              20            2,646
                                                    --           ------

    Full Service Hotels:
         Holiday Inn                                 4              557
         Comfort Inn                                 1              177
         Courtyard by Marriott                       1              176
                                                    --           ------
             Sub-total                               6              910
                                                    --           ------

             Total                                  97           12,460
                                                    ==           ======

                             Geographical Diversity


                    Nuber of            Number of           Percentage of
State                Hotels            Suites/Rooms         Suites/Rooms
-----               --------           ------------         -------------
Alabama                 3                   382                 3.1%
Arizona                 4                   495                 4.0%
Arkansas                1                   123                 1.0%
Colorado                3                   356                 2.9%
Connecticut             3                   405                 3.3%
Florida                 8                 1,079                 8.7%
Georgia                 3                   314                 2.5%
Idaho                   1                   104                 0.8%
Illinois                3                   499                 4.0%
Indiana                 2                   255                 2.0%
Kansas                  2                   260                 2.1%
Kentucky                1                   119                 1.0%
Louisiana               1                   128                 1.0%
Maryland                2                   244                 2.0%
Michigan                3                   399                 3.2%
Minnesota               2                   248                 2.0%
Missouri                2                   242                 1.9%
Nebraska                1                    80                 0.6%
Nevada                  1                   202                 1.6%
New Jersey              3                   424                 3.4%
New Mexico              1                   128                 1.0%
New York                1                   154                 1.2%
North Carolina          5                   614                 4.9%
Ohio                    6                   736                 5.9%
Oklahoma                1                   135                 1.1%
Oregon                  1                   168                 1.3%
Pennsylvania            2                   249                 2.0%
South Carolina          3                   404                 3.2%
Tennessee              10                 1,172                 9.4%
Texas                   9                 1,281                10.3%
Vermont                 2                   200                 1.6%
Virginia                2                   245                 2.0%
Washington              1                   161                 1.3%
West Virginia           4                   455                 3.7%
                       --                ------               -----

                       97                12,460               100.0%
                       ==                ======               =====



GROWTH STRATEGY

The Company's business objectives are to increase funds from operations and dividends, while enhancing shareholder value primarily through (i) aggressive asset management and the strategic investment of capital in its diversified hotel portfolio, (ii) selectively acquiring hotels that have been underperforming due to the lack of sufficient capital improvements, poor management or franchise affiliation, and (iii) selectively disposing of hotels that have reached their earnings potential or may, in management's judgment, suffer adverse changes in their local market, or require large capital outlays.

EMPLOYEES

At March 1, 2003, the Company employed, through a wholly-owned subsidiary, 17 employees.

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

FRANCHISE AGREEMENTS

A part of the Company's asset management program is the licensing of all its Hotels under nationally franchised brands. The Company believes that the public's perception of quality associated with a franchisor is an important feature in the operation of a hotel. The Company believes that franchised properties generally have higher levels of occupancy and ADR than properties which are unfranchised due to access to national reservation systems and advertising and marketing programs provided by franchisors. The Company's franchise agreements generally have terms ranging from 10 to 20 years and expire beginning in 2003 through 2019. Renewal procedures are currently underway for several hotels.

The Partnership is also committed to franchisors to make certain capital improvements to hotel properties, which will be funded from borrowings or working capital. The Partnership made capital improvements of approximately $8.9 million to its hotel properties in 2002. In 2003, the Partnership expects to fund approximately $16 million of capital improvements for the Hotels.

SEASONALITY

The Hotels' operations historically have been seasonal in nature, generally reflecting higher occupancy rates during the second and third quarters. This seasonality can be expected to cause fluctuations in the Company's quarterly results of operations.

TAX STATUS

The Company intends to operate so as to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). As long as the Company qualifies for taxation as a REIT, with certain exceptions, the Company will not be taxed at the corporate level on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute annually at least 90% (95% for taxable years ending before January 1, 2001) of its taxable income. Failure to qualify as a REIT will render the Company subject to tax (including any applicable minimum tax) on its taxable income at regular corporate rates and distributions to the shareholders in any such year will not be deductible by the Company. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property. In connection with the Company's election to be taxed as a REIT, the Company's Charter imposes certain restrictions on the transfer of shares of Common Stock. The Company has adopted the calendar year as its taxable year.

The RMA, which generally took effect on January 1, 2001, includes several REIT provisions which revised extensively the tax rules applicable to TRSs. Under the RMA provisions, the Company is now allowed to own all of the stock in TRSs. In addition, a TRS is allowed to perform "non- customary" services for hotel guests and is permitted to enter into many new businesses. However, a TRS is not allowed to manage hotels. Each TRS is required to enter into management contracts for the Company's hotels with independent third party management companies. The use of TRSs, however, is subject to certain restrictions, including the following:

    o no more than 20% of the REIT's assets may consist of securities of its TRSs;
    o the tax deductibility of interest paid or accrued by a TRS to its affiliated REIT is limited; and
    o a 100% excise tax is imposed on non-arm's length transactions between a TRS and its ffiliated REIT or the REIT's tenants.

As a result of the opportunities offered by the RMA, the Company has terminated or assigned the Percentage Leases with the Interstate and Prime Lessees and entered into new Percentage Leases with the TRS Lessees for all the Hotels. On January 1, 2001, the TRS Lessees entered into new management agreements with Interstate (for 55 Hotels), Promus (for 20 Hotels) and Crestline (for two Hotels). On January 1, 2002, the TRS Lessees entered into new management agreements with Prime's subsidiaries for 19 Hotels and with Waterford for the Company's hotel in Burlington, Vermont which was previously managed by Interstate. On October 1, 2002, the TRS Lessees entered into new management agreements with Waterford for two of the Company's hotels in New Jersey which were previously managed by Interstate. In December 2002, the TRS Lessees entered into a management agreement with Wright Hospitality Management LLC to manage the Company's newly acquired hotel in Houston, Texas.

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

Phillip H. McNeill, Jr. (age 41) is Executive Vice President of Development of the Company. From 1994 to 1996, he served as President of Trust Leasing, Inc., formerly McNeill Hotel Co., Inc., the Company's former lessee (the "Former Lessee"), and from 1984 to 1996 served as Vice President of Trust Management, Inc., formerly McNeill Hospitality Corporation, which was an affiliate of the Former Lessee. Mr. McNeill is the son of Phillip H. McNeill, Sr. and holds a B.B.A. from the University of Memphis and is a graduate of the Northwestern School of Mortgage Banking.

J. Ronald Cooper (age 54) is Vice President, Assistant Secretary, Assistant Treasurer and Controller of the Company. From 1994 to 1996, he was Controller and Director of Financial Reporting for the Former Lessee and joined the Former Lessee in October 1994. Mr. Cooper has been a certified public accountant since 1972. From 1978 until joining the Former Lessee, Mr. Cooper was employed as Secretary, Treasurer and Controller of Wall Street Deli, Inc., a publicly-owned delicatessen company. Prior to that, Mr. Cooper was a certified public accountant with the national accounting firm of Coopers & Lybrand L.L.P. from 1970 to 1976. Mr. Cooper holds a B.S. degree in accounting from Murray State University.

AVAILABLE INFORMATION

The Company's Internet website address is: www.equityinns.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The information on the Company's website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings it makes with the SEC.

ITEM 2.       PROPERTIES

The following table sets forth certain information for the year ended December 31, 2002 with respect to the Hotels owned by the Company for such period:


                          Year Ended December 31, 2002
                                                                                                           Revenue
                                                     Number                                      Average     Per
                                        Date           Of           Room                          Daily    Available
                                       Opened        Rooms        Revenue(1)       Occupancy      Rate     Room (2)
                                       ------        ------       ----------       ---------    ---------  --------
Hampton Inn:
   Albany, New York                     1986            154       $  3,860          68.7%        $99.99     $68.67
   Ann Arbor, Michigan                  1986            150          2,825          65.2%        $79.63     $51.95
   Atlanta (Northlake), Georgia         1988            130          1,501          50.5%        $63.15     $31.87
   Austin, Texas                        1987            122          1,781          59.2%        $68.17     $40.33
   Baltimore (Glen Burnie), Maryland    1989            116          2,599          73.0%        $84.84     $61.91
   Beckley, West Virginia               1992            108          2,261          84.0%        $68.27     $57.36
   Birmingham (Mountain Brook),
     Alabama                            1987            131          2,194          65.6%        $70.52     $46.24
   Birmingham (Vestavia), Alabama       1986            123          1,586          57.4%        $61.52     $35.34
   Chapel Hill, North Carolina          1986            122          2,010          65.9%        $68.63     $45.23
   Charleston, South Carolina           1985            125          1,846          74.1%        $54.56     $40.46
   Chattanooga, Tennessee               1988            168          2,840          73.4%        $63.50     $46.59
   Chicago (Gurnee), Illinois           1988            134          2,006          57.5%        $71.35     $41.00
   Chicago (Naperville), Illinois       1987            130          2,437          69.9%        $74.64     $52.15
   Cleveland, Ohio                      1987            123          1,612          54.6%        $65.75     $35.90
   College Station, Texas               1986            135          2,204          69.5%        $64.86     $45.07
   Colorado Springs, Colorado           1985            128          1,493          49.1%        $65.10     $31.95
   Columbia, South Carolina             1985            121          1,574          56.2%        $63.98     $35.94
   Columbus, Georgia                    1986            119          1,870          68.8%        $63.10     $43.42
   Columbus (Dublin), Ohio              1988            123          1,851          57.7%        $71.50     $41.23
   Dallas (Addison), Texas              1985            160          1,811          49.5%        $63.11     $31.21
   Dallas (Richardson), Texas           1987            130          1,554          51.8%        $63.27     $32.75
   Denver (Aurora), Colorado            1985            132          1,505          53.8%        $58.52     $31.47
   Detroit (Madison Heights),
     Michigan                           1987            124          2,374          64.3%        $81.58     $52.46
   Detroit (Northfield), Michigan       1989            125          2,433          60.5%        $88.15     $53.32
   Fayetteville, North Carolina         1986            122          1,784          69.5%        $58.10     $40.40
   Ft. Worth, Texas                     1987            125          1,630          59.3%        $60.26     $35.73
   Gastonia, North Carolina             1989            109          1,378          58.8%        $59.10     $34.74
   Indianapolis, Indiana                1987            129          2,268          72.6%        $66.32     $48.17
   Jacksonville, Florida                1986            122          1,923          72.0%        $60.46     $43.55
   Kansas City (Overland Park),
     Kansas                             1991            134          2,237          63.0%        $72.61     $45.74
   Kansas City, Missouri                1987            120          2,175          62.9%        $78.87     $49.65
   Knoxville, Tennessee                 1991            118          1,835          68.1%        $62.53     $42.59
   Little Rock (North), Arkansas        1985            123          1,364          51.8%        $58.64     $30.37
   Louisville, Kentucky                 1986            119          1,553          57.0%        $63.25     $36.05
   Memphis (Poplar),Tennessee           1985            126          2,506          70.9%        $77.44     $54.93
   Memphis (Sycamore View), Tennessee   1984            117          1,390          61.7%        $53.21     $32,83
   Meriden, Connecticut                 1988            125          2,446          64.9%        $83.26     $54.05
   Milford, Connecticut                 1986            148          2,807          65.3%        $79.52     $51.96
   Morgantown, West Virginia            1991            108          2,177          73.5%        $75.79     $55.68
   Nashville (Briley Parkway),
     Tennessee                          1987            120          2,009          66.6%        $69.50     $46.26
   Norfolk, Virginia                    1990            119          2,285          78.2%        $68.06     $53.21
   Pickwick, Tennessee                  1994             50            607          48.4%        $68.81     $33.27
   San Antonio (Bowie), Texas           1995            169          3,769          70.3%        $86.95     $61.10
   Sarasota, Florida                    1987             97          1,119          48.3%        $65.50     $31.61
   Scottsdale, Arizona                  1996            126          1,560          42.7%        $79.54     $33.93
   Scranton, Pennsylvania               1994            129          2,680          74.3%        $76.57     $56.91
   State College, Pennsylvania          1987            120          2,190          60.7%        $82.34     $50.00
   St. Louis (Westport), Missouri       1987            122          1,963          60.0%        $73.46     $44.08

Hampton Inn & Suites:
   Memphis (Bartlett), Tennessee        1998            125          2,621          75.7%        $75.83     $57.44

Courtyard by Marriott
   Houston, Texas (3)                   2002            176            214          55.9%        $83.65     $46.78


                          Year Ended December 31, 2002

                                                                                                           Revenue
                                                   Number                                      Average       Per
                                        Date        Of             Room                         Daily      Available
                                       Opened      Rooms         Revenue(1)       Occupancy     Rate       Room (2)
                                       ------      -------       ----------       ---------    ---------   --------

Comfort Inn:
   Dallas (Arlington), Texas            1985            141          1,270          47.4%        $52.00     $24.67
   Jacksonville Beach, Florida          1973            177          3,907          65.6%        $92.15     $60.47
   Rutland, Vermont                     1985            104          1,840          64.5%        $75.10     $48.47

Residence Inn:
   Boise, Idaho                         1986            104          2,897          86.8%        $87.93     $76.31
   Burlington, Vermont                  1988             96          2,247          79.2%        $80.95     $64.12
   Colorado Springs, Colorado           1984             96          2,377          83.3%        $81.46     $67.83
   Minneapolis (Eagan), Minnesota       1988            120          2,667          72.4%        $84.16     $60.90
   Oklahoma City, Oklahoma              1982            135          3,026          80.9%        $75.89     $61.41
   Omaha, Nebraska                      1981             80          1,950          78.2%        $85.43     $66.77
   Portland, Oregon                     1990            168          3,994          68.9%        $94.50     $65.13
   Princeton, New Jersey                1988            208          5,536          65.4%       $111.48     $72.92
   Somers Point, New Jersey             1988            120          4,227          82.6%       $116.85     $96.50
   Tinton Falls, New Jersey             1988             96          3,144          76.7%       $116.94     $89.74
   Tucson, Arizona                      1985            128          3,270          88.3%        $79.45     $70.18

Holiday Inn:
   Bluefield, West Virginia             1980            120          2,036          71.7%        $64.87     $46.48
   Charleston (Mt. Pleasant),
     South Carolina                     1988            158          2,617          56.9%        $79.68     $45.37
   Oak Hill, West Virginia              1983            119          1,202          45.0%        $61.45     $27.67
   Wilkesboro, North Carolina           1985            101          1,467          61.9%        $64.93     $40.18
   Winston-Salem, North Carolina        1969            160          1,582          46.8%        $58.25     $27.27

Homewood Suites:
   Augusta, Georgia                     1997             65          1,680          75.1%        $94.30     $70.80
   Chicago, Illinois                    1999            235          8,784          78.6%       $131.42    $103.28
   Cincinnati (Sharonville),  Ohio      1990            111          2,078          65.1%        $78.81     $51.28
   Hartford, Connecticut                1990            132          3,606          69.9%       $107.10     $74.84
   Memphis (Germantown), Tennessee      1996             92          1,996          72.7%        $81.73     $59.45
   Orlando, Florida                     1999            252          5,865          79.5%        $80.18     $63.76
   Phoenix, Arizona                     1996            124          3,026          70.2%        $95.20     $66.86
   San Antonio, Texas                   1996            123          3,101          81.5%        $84.74     $69.06
   Seattle, Washington                  1998            161          4,730          79.1%       $101.75     $80.50

AmeriSuites:
   Albuquerque, New Mexico              1997            128          2,770          88.3%        $67.17     $59.30
   Baltimore, Maryland                  1996            128          3,171          76.9%        $88.21     $67.87
   Baton Rouge, Louisiana               1997            128          2,287          65.4%        $74.82     $48.95
   Birmingham, Alabama                  1997            128          2,115          64.5%        $70.22     $45.27
   Cincinnati (Blue Ash), Ohio          1990            127          1,254          45.8%        $59.02     $27.06
   Cincinnati (Forest Park), Ohio       1992            126          1,608          47.8%        $73.14     $34.97
   Columbus, Ohio                       1994            126          2,315          72.2%        $69.74     $50.34
   Flagstaff, Arizona                   1993            117          1,834          66.6%        $64.49     $42.94
   Indianapolis, Indiana                1992            126          2,153          62.7%        $74.71     $46.82
   Jacksonville, Florida                1996            112          1,247          54.3%        $56.14     $30.51
   Las Vegas, Nevada                    1998            202          4,313          79.8%        $73.32     $58.50
   Kansas City (Overland Park),
     Kansas                             1994            126          1,993         57.4%         $75.56     $43.36
   Memphis (Wolfchase), Tennessee       1996            128          1,718          52.0%        $70.77     $36.77
   Miami, Florida                       1996            126          2,536          80.7%        $68.30     $55.14
   Miami (Kendall), Florida             1996             67          2,083          84.1%       $101.28     $85.20
   Minneapolis, Minnesota               1997            128          2,601          69.2%        $80.39     $55.67
   Nashville, Tennessee                 1997            128          2,073          65.6%        $67.61     $44.37
   Richmond, Virginia                   1992            126          1,671          58.7%        $61.94     $36.36
   Tampa, Florida                       1994            126          2,639          71.5%        $80.31     $57.40
                                                     ------       --------          ----         ------     ------

Consolidated Totals/Weighted
    Average for all Hotels                           12,460       $229,020          66.3%        $77.16     $51.14
                                                     ======       ========          ====         ======     ======

------------------------

(1) Amounts in thousands.
(2) Determined by multiplying occupancy times the ADR. (3) Reflects results from the date of acquisition.

ITEM 3.   LEGAL PROCEEDINGS

Neither the Company nor the Partnership currently is involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company or the Partnership.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2002, through the solicitation of proxies or otherwise.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

(a)      Market Information
The Company's common stock, $.01 par value (the "Common Stock"), is traded on the New York Stock Exchange (the "NYSE") under the symbol "ENN." The following table sets forth for the indicated periods the high and low closing prices for the Common Stock as traded through the facilities of the NYSE and the cash distributions declared per share:

                                                 Price Range            Distributions
                                                 -----------              Declared                Record
                                              High          Low           Per Share                Date
                                              ----         ------       --------------       ------------------

Year Ended December 31, 2001:
     First Quarter                            $8.22         $6.31            $0.25           March 31, 2001
     Second Quarter                           $9.87         $6.55            $0.25           June 29, 2001
     Third Quarter                            $9.85         $6.01            $0.25           September 28, 2001
     Fourth Quarter                           $8.72         $6.61            $0.00                 N/A

Year Ended December 31, 2002:
     First Quarter                            $8.34         $6.92            $0.12           March 29, 2002
     Second Quarter                           $8.34         $6.92            $0.13           June 28, 2002
     Third Quarter                            $7.59         $5.85            $0.13           September 30, 2002
     Fourth Quarter                           $6.35         $5.03            $0.13           December 31, 2002

(b)      Stockholder Information
On March 17, 2003, there were 786 record holders of the Company's Common Stock, including shares held in "street name" by nominees who are record holders, and approximately 17,000 beneficial owners.

(c)      Distributions
The Company has adopted a policy of paying regular quarterly distributions on its Common Stock, and cash distributions were paid on the Company's Common Stock each quarter since its inception, through the third quarter of 2001. Due to the economic impact of the events of September 11, 2001 on the lodging industry, the Company did not declare or pay a dividend for the fourth quarter of 2001. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial purposes primarily due to the difference for federal tax purposes in the estimated lives used to compute depreciation.

The Company expects to pay future quarterly dividends. The amount of future dividends will be based upon operating results, economic conditions, capital expenditure requirements and leverage restrictions imposed by the Company's line of credit. Future distributions paid by the Company will be at its Board of Directors' sole discretion and will depend on the Company's actual cash flow, its financial condition, capital requirements, the Code's REIT annual distribution requirements and other factors which the Board of Directors deems relevant.

A portion of the distribution to shareholders is expected to represent a return of capital for federal income tax purposes. The Company's distributions made in 2002 and 2001 are considered to be approximately 3% and 21% return of capital, respectively, for federal income tax purposes.

(d)      Recent Sales of Unregistered Securities
During the year ended December 31, 2002, the Company issued 2,566 shares of Common Stock in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, upon the redemption of Units in the Partnership.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data for the Company that has been derived from the financial statements of the Company and the notes thereto. Such data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto.

                                EQUITY INNS, INC.
                             SELECTED FINANCIAL DATA
                      (in thousands, except per share data)

                                                                Year Ended December 31,
                                              2002           2001             2000         1999          1998
                                            --------       --------         --------     --------      --------

Operating Data:
     Revenue (1)                            $241,174       $226,060         $116,810     $117,294      $107,436
     Income from continuing operations(1)      6,464         10,081           19,656       28,319        32,300
     Net income (1)                            6,464         10,164           16,340       29,316        31,595
     Preferred stock dividends                 6,531          6,531            6,531        6,531         3,374
     Net income (loss) applicable to
         common shareholders                     (67)         3,633            9,809       22,785        28,221
     Net income (loss) from continuing
          operations per common share,
          basic and diluted                      .00            .10              .27          .62           .78

     Net income (loss) per common
         share, basic and diluted                .00            .10              .27          .61           .78

     Distributions declared per
         common share and Unit                   .51            .75             1.06         1.24          1.24

     Weighted average number of
         common shares outstanding-diluted    39,628         36,834           36,698       37,225        36,094

Balance Sheet Data:
     Investments in hotel properties,
         net                                $740,146       $751,891         $772,411     $814,537      $790,132

     Total assets                            774,452        778,079          801,743      832,119       807,023

     Debt                                    362,881        384,166          383,403      381,175       331,394

     Minority interest in Partnership          8,782          9,512           10,370       12,008        19,070

     Shareholders' Equity                    366,267        358,164          383,786      412,252       431,264

Cash Flow Data:
     Cash flows provided by operating
         activities                          $43,804        $68,568          $58,010     $ 71,515       $69,386
     Cash flows  used in investing
         activities                          (25,327)       (20,925)          (2,201)     (61,899)     (193,539)
     Cash flows provided by (used in)
         financing activities                (16,920)       (44,077)         (55,377)      (9,655)      124,363

Other Data:
     Funds from operations (2)               $40,885        $44,646          $53,729      $61,180       $64,985

(1) Beginning in 2001, the Company's consolidated results of operations reflect (i) hotel-level revenues and operating costs and expenses for 75 hotels previously leased to the Interstate Lessees and two additional hotels previously operated under management contracts and (ii) percentage lease revenue from the Prime Lessee. Prior to 2001, the Company's revenues consisted principally of lease revenue from its third party lessees and did not reflect hotel-level revenues and operating costs and expenses. Beginning in 2002, the Company's consolidated results of operations reflect hotel-level revenues and operating expenses for all the hotels owned during the year.

(2) Represents Funds from Operations ("FFO") of the Company on a consolidated basis. The Company generally considers FFO to be an appropriate measure of the performance of an equity REIT. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation, and after adjustment for unconsolidated partnerships and joint ventures. The Company's computation of FFO may not be comparable to the NAREIT definition or to FFO reported by other REITs. FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments with respect to indebtedness on the hotels. See also Funds From Operations under Item 7.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Equity Inns, Inc. (the "Company") is a self-advised hotel real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at December 31, 2002 owned an approximate 97.1% interest in the Partnership. At December 31, 2002, the Partnership and its affiliates owned 97 hotel properties with a total of 12,460 rooms in 34 states (the "Hotels").

On January 1, 2001, the REIT Modernization Act ("RMA") went into effect. Among other things, the RMA permits a REIT to form TRSs that lease hotels from the REIT, provided that the hotels continue to be managed by unrelated third parties. Effective January 1, 2001, the Company completed transactions that resulted in its newly formed TRSs acquiring leases for the 77 hotels that were previously leased by subsidiaries of Interstate Hotels Corporation ("Interstate"). Effective January 1, 2002, the Company completed transactions that resulted in its newly formed TRSs acquiring leases for the remaining 19 hotels that were previously leased by subsidiaries of Prime Hospitality Corporation ("Prime"). By acquiring these leases through its TRSs, the Company acquired the economic benefits and risks of the operations of these hotels and began reporting hotel revenues and expenses rather than percentage lease revenues.

The managers of the Company's hotels are as follows:

                                               # of
                                              Hotels
                                              ------

    Interstate Hotels Corporation               52
    Promus Hotels, Inc.                         20
    Prime Hospitality Corporation               19
    Other                                        6

The management agreements with Prime's subsidiaries are structured to provide the TRS Lessees minimum net operating income at each of the 19 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of the 19 AmeriSuites hotels. As the manager, the Prime subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, to a maximum of 6.5% of gross hotel revenues. If the management fee exceeds 6.5% of gross hotel revenue, the Prime subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Prime's subsidiaries are required to contribute 25% of the shortfall in net operating income to the Company. Management records such shortfall contributions as revenue when all contingencies related to such amounts have been resolved. The results of this policy is that shortfall contributions, if any, are recorded annually by the Company in the fourth quarter. The management contracts for the Company's remaining 78 hotels have terms ranging from one to five years and generally provide for payment of management fees equal to a percentage of hotel revenues and an incentive fee consisting of a percentage of gross operating profits in excess of budget.

Recent Developments

Since its inception, the Company has taken steps to position itself for growth and stability. Several changes have occurred since December 2001 which add significantly to these efforts. These events are as follows:

     Sale of Common Stock

     On March 28, 2002, the Company sold 3,565,000 shares of its $.01 par value Common Stock through an underwritten public offering. The offering price was $8.00 per share, resulting in gross proceeds of $28,520,000. The Company received approximately $26.9 million after the deduction of underwriter's discounts and offering expenses.

     Acquisition of Marriott Courtyard

     On December 6, 2002, the Company acquired a 176-room Marriott Courtyard hotel located in the Katy Freeway sub-market of Houston, Texas for approximately $16.3 million. As part of the acquisition, the Company entered into a three-year management agreement with Wright Hospitality Management, LLC. This acquisition represents the first investment by the Company in the Houston market.

     Sale of Hampton Inn and Hampton Inn & Suites

     In January 2003, the Company sold a 125-room Hampton Inn in Fort Worth, Texas for $3.2 million and a 125-room Hampton Inn & Suites in Memphis (Bartlett), Tennessee for $7.5 million, for an approximate gain of $1.3 million. These sales were part of the Company's long-term strategy of maximizing hotel performance over time and disposing of assets when management believes that the long-term cash flow of the property will no longer increase shareholder value.

Results of Operations

During 2001, the Company's revenues primarily represented rental income from 19 hotels leased by the Prime Lessee and hotel level revenues from 77 hotels leased to the TRS Lessees and operated under management contracts. Upon the termination of the Percentage Leases with Prime, beginning in January 2002, all of the Hotels were leased to the TRS Lessees and operated under management contracts. Effective January 1, 2002, the Company's consolidated results of operations reflect hotel- level revenues and operating costs and expenses for all 97 Hotels and the TRS Lessees lease all 97 Hotels from the Partnership and its affiliates under Percentage Leases. The hotels are managed pursuant to management contracts between the TRS Lessees and third-party management companies. In order to show comparability of the Company's results of operations, in addition to the discussion of the historical results, we have also presented a recap of the twelve months ended December 31, 2002 and 2001.

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

The following tables separately set forth (in thousands) a comparison of all the Hotels leased to the TRS Lessees.

                                                      For the Twelve Months Ended
                   --------------------------------------------------------------------------------------------------
                                                                        Pro Forma                         Pro Forma
                    December 31,     December 31,     December 31,      December 31,    December 31,     December 31,
                       2002             2001             2002              2001            2002             2001
                   -------------     ------------     ------------      ------------    ------------     ------------
                             77 Hotels                   19 Hotels (AmeriSuites)                 All Hotels
                   ------------------------------     ------------------------------    -----------------------------

Hotel revenues        $196,538         $199,090         $43,684           $47,037         $240,222        $246,127
Hotel operating
    expenses           122,681          118,209          24,426            26,375          147,107         144,584
Management fees          4,643            3,258          (3,565) (1)       (2,775) (1)       1,078             483

(1) The management agreements with Prime's subsidiaries are structured to guarantee the Company minimum net operating income at each of the 19 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of the 19 AmeriSuites hotels. If a hotel fails to generate net operating income sufficient to reach the threshold, Prime's subsidiaries are required to contribute 25% in net operating income to the Company. Contributions of minimum net operating income and contributions of threshold shortfalls by Prime are recorded as contra management fees in the Company's consolidated financial statements.

Pro forma numbers presented represent the Company's historical revenues and expenses, adjusted as described by pro forma changes below.

Pro forma adjustments:

(a) Total revenue adjustments consist of the changes in historical revenue from the elimination of historical percentage lease revenue and the addition of historical hotel operating revenues for the 19 AmeriSuites hotels.

(b) Total operating expense adjustments consist of: (i) the changes in historical operating expense from the addition of historical hotel operating expenses and the elimination of percentage lease expense for the 19 AmeriSuites hotels; and (ii) the adjustment to record management fees at their new contractual rates.

The pro forma financial information does not purport to represent what the Company's results of operations or financial condition would actually have been if the transactions had in fact occurred at the beginning of 2001 or to project the Company's results of operations or financial condition for any future period. The pro forma financial information is based upon available information and upon assumptions and estimates that management believes are reasonable under the circumstances.

Comparison of the Company's operating results for the year ended December 31, 2002 with the year ended December 31, 2001.

For the year ended December 31, 2002, the Company recorded net income of $6.5 million as compared to $10.2 million for the year ended December 31, 2001. Included in expense for the year ended December 31, 2001 was $2.7 million of provision for doubtful accounts on notes receivable from third parties and $550,000 related to the impairment charge taken on a parcel of land which was held for sale. Net income as adjusted for the exclusion of these charges would have been approximately $13.4 million for the year ended December 31, 2001. The principal components of the change in net income for 2002 as compared to 2001 as adjusted for unusual charges was a decrease in hotel REVPAR of 2.1% and a related contraction in hotel operating margins offset by an increase in the tax benefit recorded in 2002 versus 2001 of $2.9 million.

On a historical basis, total revenue and total expenses increased $15,113,572 and $21,724,611, respectively, in 2002 over 2001, primarily as a result of reporting hotel operating revenues and expenses in 2002 compared to reporting a combination of hotel operating revenues and percentage lease revenues in 2001, as a result of the aforementioned termination of the Prime leases on January 1, 2002. Hotel operating expenses, on a pro forma basis, increased by $2,522,621 due primarily to increases in insurance premiums and increased payroll and employee benefits.

Management fees, on a pro forma basis, increased by $595,231 due primarily to increases in base management fees over the comparable period in 2001.

Other income decreased by $1,088,203 as compared to the same period of the prior year, due primarily to (1) a decrease in the income received from the provision of certain management services to the Company's joint venture partner, GHII, LLC, (2) a decrease in interest income due to a decline in rates earned on temporary investments and (3) a one-time recognition of income in 2001 of approximately $300,000 due to the recording of linen inventory received as a result of assuming the third-party leases.

Real estate and personal property taxes increased by $225,464 over the comparable period in 2001.

Depreciation and amortization decreased by $22,076, as compared to the comparable period in 2001.

Interest expense decreased to $29.0 million from $31.0 million due primarily to a decrease in average borrowings from $380.7 million to $361.1 million and a decrease in weighted average interest rates from 8.14% to 8.03%.

General and administrative expenses decreased by $83,839 from the comparable period in 2001. This change was primarily due to a reduction in the amount of non-cash compensation paid to officers and directors offset by an increase in salaries and employee benefits.

The income tax benefit for the year ended December 31, 2002 in the amount of $6,325,000 was generated by the net operating losses created by the TRS Lessees' operations during the year.

Comparison of the Company's operating results for the year ended December 31, 2001 with the year ended December 31, 2000

During 2000, the Company's revenue was primarily rental income from the Interstate Lessees and the Prime Lessees. As a result of the termination of the Interstate leases, beginning in 2001, the Company's consolidated results of operations reflect hotel-level revenues and operating costs and expenses for 75 hotels previously leased to the Interstate Lessees and two additional hotels previously operated under management contracts. In order to provide a clearer understanding and comparability of the Company's results of operations, in addition to the discussion of the historical results, the Company has presented an unaudited recap of Percentage Lease revenue which compares the historical results related to Percentage Lease revenue for the years ended December 31, 2000 and 2001. The Company has also presented the pro forma condensed consolidated operating results of 77 hotels not subject to third-party leases for the years ended December 31, 2000 and 2001. The pro forma recap of operating results of the 77 hotels not subject to third party leases for the year ended December 31, 2000 reflects the termination of the Interstate leases as if it occurred on January 1, 2000, and a discussion of the results thereof compared to the Company's historical results for the year ended December 31, 2001.

Because of the significant changes to the Company's structure as a result of the termination of the Interstate leases effective January 1, 2001, management believes that a discussion of the Company's 2001 historical results compared to its 2000 actual results for the properties subject to the Prime Leases (see "Recap of Percentage Lease Revenue" below) and pro forma results for the 77 hotels not subject to third party leases (see "Recap of Operating Results of 77 Hotels Not Subject to Third Party Leases" below) is meaningful and relevant to an investor's understanding of the Company's present and future operations. The 2000 pro forma adjustments to reflect the termination of the Interstate leases are as follows:

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

                        Recap of Percentage Lease Revenue
                        ---------------------------------
                                 (in thousands)
                                                      For the Years Ended
                                                           December 31,
                                                      ------------------------
                                                       2001             2000
                                                      -------          -------

   Percentage rents collected or due from
       Prime Lessee                                   $23,545          $24,992
   Recognition of deferred lease revenue from
       termination of Interstate leases                 1,386
                                                      -------          -------

   Percentage Lease Revenue                           $24,931          $24,992
                                                      =======          =======


           Recap of Hotel Revenue and Operating Expenses of 77 Hotels
                       Not Subject to Third Party Leases
           ----------------------------------------------------------
                                 (in thousands)

                                                        For the Years Ended
                                                           December 31,
                                                     --------------------------
                                                                      Pro Forma
                                                       2001             2000
                                                     --------         ---------
   Hotel revenue                                     $199,090         $204,146
   Hotel operating expenses, including
       management fees                                121,467          120,031


The decrease in lease revenue from the 19 hotels leased to the Prime Lessees is due primarily to a decrease in REVPAR of 7.4% over the comparable period in 2000. The decrease in hotel revenues from the 77 hotels not subject to third party leases is due to a 2.0% decrease in REVPAR. On a same store and comparable basis, REVPAR for all hotels owned by the Company throughout both periods decreased by 3.1% from $54.00 to $52.23. The effect of the weakened national economy and the dramatic national events that occurred on September 11, 2001 had a material effect on the Company's REVPAR, particularly in the fourth quarter, where REVPAR decreased by 8.2%.

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

On a historical basis, total revenue and total expenses increased $109.2 million and $122.5 million, respectively, in 2001 over 2000 as a result of reporting hotel operating revenues and expenses in 2001 compared to reporting percentage lease revenue in 2000 as a result of the aforementioned termination of the Interstate leases on January 1, 2001. Hotel operating expenses, on a pro forma basis, increased by $1.4 million. This increase in expenses for the period is due primarily to increases in sales and marketing expenses.

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

An allowance for doubtful accounts was established against the Company's notes receivable from Hudson Hotel Properties Corporation and Rosemont Hospitality Group, L.L.C. in the amount of $3.3 million based on the Company's current evaluation of the creditworthiness of these parties. The allowance established has fully reserved for the notes as of December 31, 2001.

Effective January 1, 2001, the Company leased 77 of its hotels to wholly-owned taxable REIT subsidiaries that are subject to federal and state income taxes. In years ending before January 1, 2001, the Company was not subject to federal and state income tax because of its REIT status. Consequently, the Company recorded a deferred federal income tax benefit in 2001 in the amount of $3.5 million which is comprised of net operating loss carryforwards generated by the Company's taxable REIT subsidiaries.

Net income applicable to common shareholders for 2001 was $3.6 million or $0.10 per share, compared to $9.8 million of $0.27 per share for 2000.

Liquidity and Capital Resources

The Company's principal source of cash to meet its requirements, including distributions to its shareholders and repayments of indebtedness, is from the results of operations of the Hotels. For the year ended December 31, 2002, net cash flow provided by operating activities was $43.8 million and FFO was $40.9 million. The Company currently expects that its operating cash flow will be sufficient to fund our continuing operations, including our required debt service obligations (other than the maturity of the line of credit which we expect to refinance in 2003 as discussed below) and distributions to shareholders required to maintain our REIT status. The Company expects to fund any short-term liquidity requirements above our operating cash flows through short-term borrowings under our Line of Credit.

The Company currently anticipates that full year 2003 hotel portfolio REVPAR, compared to 2002, will be in a range between -1.0% to 2.0%. FFO for 2003 is expected to be within the range of $0.90 to $1.00 and EBITDA is expected to be within the range of $70 million to $75 million.

The Company may make additional investments in hotel properties and may incur, or cause the Partnership to incur, indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Internal Revenue Code of 1986 (the "Code") to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's Board of Directors has adopted a policy limiting aggregate indebtedness to 45% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness. This policy may be amended at any time by the Board of Directors without shareholder vote. The Company's consolidated indebtedness was 38.3% of its investments in hotels, at cost, at December 31, 2002.

The following details our debt outstanding at December 31, 2002 (in thousands):


                                 Principal Balance                                       Collateral     Net Book
                              -----------------------  Interest                             # of        Value at
                             12/31/02   12/31/01         Rate              Maturity        Hotels       12/31/02
                             --------   --------       ---------           --------      -----------    --------

Commercial Mortgage Bonds
     Class A                 $  8,464   $ 10,336      6.83%   Fixed        11/20/06
     Class B                   50,600     50,600      7.37%   Fixed        12/20/15
     Class C                   10,000     10,000      7.58%   Fixed        02/20/17
                             --------   --------
                               69,064     70,936                                              21        $113,174

Line of Credit                 85,900    102,000  LIBOR plus  Variable     Oct 2003           28         250,472
                                                  Percentage

Mortgage                       92,584     94,031      8.37%   Fixed        July 2009          19         162,161
Mortgage                       67,890     68,808      8.25%   Fixed        Nov 2010           16         105,266
Mortgage                       35,100     35,550      8.25%   Fixed        Nov 2010            8          58,231
Mortgage                        2,996      3,064      8.50%   Fixed        Nov 2005            1           6,965
Mortgage                        5,662      5,872     10.00%   Fixed        Sept 2005           1          11,357
Mortgage                        3,685      3,905      6.37%   Fixed        Nov 2016            1           7,631
                             --------   --------                                                        --------

                             $362,881   $384,166                                                        $715,257
                             ========   ========                                                        ========


The Line of Credit has a borrowing capacity of $125 million. The weighted average interest rate incurred by the Company in 2002 was 8.03%. Payment of outstanding indebtedness under the Line of Credit is due at maturity in October 2003. This indebtedness must be refinanced on or before its maturity date. Although the Company believes it will be successful in refinancing this obligation prior to maturity, there can be no assurance that conditions will permit the required refinancing, or that refinancing will be available on terms that the Company considers to be in the best interest of its shareholders. If the indebtedness is not refinanced, the Company will be in default, and the holder of such indebtedness will be entitled to the remedies provided in the debt instruments. Such an event would have a material adverse effect on the Company's financial condition and results of operations. The Company's success in refinancing this indebtedness will be dependent upon a number of factors, including, for example, its operating performance, operating performance of peers in the hospitality industry, general economic and political conditions and the general condition of the capital markets.

On January 16, 2001, the Company entered into an interest rate swap agreement with a financial institution on a notional principal amount of $50 million. The agreement effectively fixes the interest rate on the Company's floating rate Line of Credit at a rate of 6.4275% plus 1.50%, 1.75%, 2.00%, 2.25%, 2.50%,
2.75% or 3.0% as determined by the Percentage. The swap agreement will expire in October 2003.

During 2002, the Company invested $8.9 million to fund capital improvements to its hotels, including replacement of carpets, drapes, renovation of common areas and improvements of hotel exteriors. In addition, the Company expects to fund approximately $16 million in 2003 for capital improvements. The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowings under the Line of Credit. Under certain of its loan covenants, the Partnership is obligated to fund 4% of room revenues per quarter on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the Hotels. For the years ended December 31, 2002 and 2001, the amounts expended exceeded the amounts required under the loan covenants.

In connection with its acquisition of a hotel in Chicago, Illinois, the Company entered into a contract whereby the final installment of the purchase price for the hotel would be adjusted based on a calculation of capitalized net operating income, as defined in the agreement, for the results of the hotel in either 2002, 2003 or 2004. The agreement stipulates that the minimum amount to be paid under this agreement by the Company to the seller is $4 million and the maximum is $8 million. The Company has obtained a letter of credit in the amount of $5 million related to this agreement.

REITs are subject to a number of organizational and operational requirements. For example, for federal income tax purposes, a REIT, and therefore the Company, is required to pay distributions of at least 90% of its taxable income to its shareholders. The Company intends to pay these distributions from operating cash flows. During 2002, the Partnership distributed an aggregate of $21.2 million to its partners, or $.51 per Unit (including $20.6 million of distributions to the Company to funds distributions to shareholders of $.51 per share in 2002). During 2001, the Partnership distributed an aggregate of $28.5 million to its partners, or $.75 per share. For federal income tax purposes, approximately 3% of 2002 distributions represented a return of capital, compared with approximately 21% for 2001. The Company's decision to pay a quarterly common dividend will be determined each quarter based upon the operating results of that quarter, economic conditions, and other operating trends. The Company currently anticipates that it should be able to pay an aggregate of $0.52 to $0.54 in dividends per common share during 2003, based on the low end of our current FFO estimates.

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional equity securities of the Company or, in connection with acquisitions of hotel properties, the issuance of Partnership Units. Under the Partnership's limited partnership agreement (the "Partnership Agreement"), subject to certain holding period requirements, holders of Units in the Partnership have the right to require the Partnership to redeem their Units. During the year ended December 31, 2002, 2,566 Units were tendered for redemption. Under the Partnership Agreement, the Company has the option to redeem Units tendered for redemption on a one-for-one basis for shares of Common Stock or for an equivalent amount of cash. The Company anticipates that it will acquire any Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock and, to date, has registered such shares so as to be freely tradeable by the recipient.

The Company has obligations and commitments to make future payments under debt and operating lease contracts. The following schedule details these obligations at December 31, 2002 (in thousands):


                                             Less than                                    After
                                Total         1 year       1-3 years      4-5 years      5 years
                               --------      ---------     ---------      ---------     ---------

     Debt                      $362,881       $91,449       $20,091        $15,320       $236,021
     Operating leases            13,789           965         1,845          1,537          9,442
     Other                        4,000         4,000
                               --------       -------       -------        -------       --------

     Total contractual
         obligations           $380,670       $96,414       $21,936        $16,857       $245,463
                               ========       =======       =======        =======       ========

Funds from Operations

The Company generally considers Funds from Operations ("FFO") to be an appropriate measure of the performance of an equity REIT. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. For the periods presented, depreciation, gains and losses from sales of property and minority interest were the Company's only adjustments to net income for the definition of FFO. The Company's computation of FFO may not be comparable to the NAREIT definition or to FFO reported by other REITs. FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments with respect to indebtedness on the hotels.

The following reconciliation of net income to FFO illustrates the difference in the two measures of operating performance:

                                                     For the Years Ended December 31,
                                                2002               2001              2000
                                               -------            -------           -------
                                              (in thousands, except per share and Unit data)
Net income                                     $ 6,464            $10,164           $16,340

Less:
    Gain on sale of hotel properties                                  (83)
    Preferred stock dividends                   (6,531)            (6,531)           (6,531)

Add:
    Minority interest                               (2)               119               337
    Depreciation of buildings,
        furniture and fixtures                  40,954             40,977            40,267
    Loss on sale of hotel properties                                                  3,316
                                               -------            -------           -------

Funds from Operations                           40,885             44,646            53,729

Add non-recurring items:
    Provision for doubtful accounts                                 2,592
    Impairment of long-lived assets                                   550
                                               -------            -------           -------

Recurring Funds From Operations                $40,885            $47,788           $53,729
                                               =======            =======           =======

Weighted average number of
    common shares and Units
    outstanding                                 40,825             38,036            37,960
                                               =======            =======           =======

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

Recent Accounting Pronouncements

Note 12 of the Notes to Consolidated Financial Statements discusses new accounting policies adopted by the Company during 2002 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards affects the Company's financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of the Management's Discussion and Analysis and the Notes to Consolidated Financial Statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to certain financial market risks, the most predominant of which is the fluctuation in interest rates. At December 31, 2002, the Company's exposure to market risk for a change in interest rates is related solely to its debt outstanding under the Line of Credit. Total debt outstanding under the Line of Credit totaled $85.9 million at December 31, 2002.

The Company's Line of Credit bears interest at a variable rate of LIBOR plus 1.5%, 1.75%, 2.0%, 2.5%, 2.75% or 3.0% as determined by the Company's percentage of total debt to earnings before interest, taxes, depreciation and amortization, as defined in the loan agreement (the "Percentage"). At December 31, 2002, the interest rate on the line of credit was LIBOR (1.42% at December 31, 2002) plus 2.75%. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable through such arrangements and derivative financial instruments such as interest rate swaps, to effectively lock the interest rate on a portion of its variable rate debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuation.

On January 16, 2001, the Company entered into an interest rate swap agreement with a financial institution on a notional principal amount of $50 million. The agreement effectively fixes the interest rate on the first $50 million of floating rate debt at 6.4275% plus the Percentage. The swap agreement will expire in November 2003. Thus, at December 31, 2002, the Company had $35.9 million of variable rate debt outstanding under the Line of Credit that was exposed to fluctuations in the market rate of interest.

The Company's Line of Credit matures in October of 2003. As discussed above, the Company's Line of Credit bears interest at variable rates, and therefore, cost approximates market value. As of December 31, 2002, the fair value liability of the Company's interest rate swap was approximately $2.2 million.

The Company's operating results are affected by changes in interest rates, primarily as a result of its borrowings under the line of credit. If interest rates increased by 25 basis points, the Company's interest expense would have increased by approximately $90,000, based on balances outstanding during the year ended December 31, 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Financial Statements:

The following financial statements are located in this report on the pages indicated.

Equity Inns, Inc.                                                           Page

   Report of Independent Accountants                                         28
   Consolidated Balance Sheets as of December 31, 2002 and
       2001                                                                  29
   Consolidated Statements of Operations for the years ended
       December 31, 2002, 2001 and 2000                                      30
   Consolidated Statements of Comprehensive Income for the
       years ended December 31, 2002, 2001 and 2000                          31
   Consolidated Statements of Shareholders' Equity for the
       years ended December 31, 2002, 2001, and 2000                         32
   Consolidated Statements of Cash Flows for the years ended
       December 31, 2002, 2001, and 2000                                     34
   Notes to Consolidated Financial Statements                                35
   Schedule II -- Valuation and Qualifying Accounts for the years
       ended December 31, 2002, 2001 and 2000                                50
   Schedule III -- Real Estate and Accumulated Depreciation
       as of December 31, 2002                                               51

(b) Supplementary Data:

Quarterly Financial Information

        Unaudited quarterly results for 2002 and 2001 are summarized as follows:


                                                      First        Second              Third           Fourth
                                                   Quarter         Quarter            Quarter          Quarter
                                                   -------         -------           --------          -------
                                                               (in thousands, except per share data)

                    2002 (1)
         Revenue                                   $55,532         $65,192           $65,050           $55,400
         Net income (loss) applicable
             to common shareholders                 (2,267)          2,105             2,090            (1,995)
         Net income (loss) per common
             share, basic and diluted                 (.06)            .05               .05             (.05)

                    2001 (2)
         Revenue                                   $54,566         $60,569           $58,946           $51,979
         Net income (loss) applicable
             to common shareholders                   (390)          5,011             2,576            (3,564)

         Net income (loss) per common
             share, basic and diluted                 (.01)            .14               .07              (.10)

------------------

(1) During 2002, the Company's consolidated results of operations reflect hotel-level revenues and operating costs from all hotels owned.

(2) During 2001, the Company's results of operations reflect a combination of hotel-level revenues and operating costs for 75 hotels previously leased to the Interstate Lessees and two additional hotels previously operated under management contracts and rental income from 19 hotels leased to the Prime Lessees.

Report of Independent Accountants



To the Board of Directors and
Shareholders of Equity Inns, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index appearing under item 8(a) on page 26 present fairly, in all material respects, the financial position of Equity Inns, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under item 8(a) on page 26 present fairly, in all material respects, the information set forth therein, when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






PRICEWATERHOUSECOOPERS LLP


Memphis, Tennessee
February 12, 2003

                                EQUITY INNS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                  December 31,      December 31,
                                                      2002              2001
                                                  ------------      ------------
Assets:
    Investment in hotel properties, net            $740,146          $751,891
    Cash and cash equivalents                         5,916             4,359
    Accounts receivable, net of doubtful
       accounts of $150 and $125, respectively        4,143             2,534
    Due from Lessees                                                      162
    Notes receivable, net                             1,335               739
    Deferred expenses, net                            8,744            10,820
    Deferred tax asset                                9,777             3,452
    Deposits and other assets                         4,391             4,122
                                                   --------          --------

      Total Assets                                 $774,452          $778,079
                                                   ========          ========

Liabilities and Shareholders' Equity:
    Debt                                           $362,881          $384,166
    Accounts payable and accrued expenses            27,817            22,225
    Distributions payable                             6,506             1,089
    Interest rate swap                                2,199             2,923
    Minority interest in Partnership                  8,782             9,512
                                                   --------          --------

      Total Liabilities                             408,185           419,915
                                                   --------          --------

Commitments and contingencies (Note 9)

Shareholders' Equity:
    Preferred stock, $.01 par value,
      10,000,000 shares authorized,
      2,750,000 issued and outstanding
      at December 31, 2002 and 2001                  68,750            68,750
    Common stock, $.01 par value,
      100,000,000 shares authorized,
      41,220,639 and 37,591,622 shares
      issued and outstanding at December 31,
      2002 and 2001, respectively                       412               376
    Additional paid-in capital                      445,793           418,351
    Treasury stock, at cost, 747,600 shares
      at December 31, 2002 and 2001                  (5,173)           (5,173)
    Unearned directors' and officers'
      compensation                                     (546)           (1,153)
    Distributions in excess of net earnings        (140,770)         (120,064)
    Unrealized loss on interest rate swap            (2,199)           (2,923)
                                                   --------          --------
      Total Shareholders' Equity                    366,267           358,164
                                                   --------          --------

    Total Liabilities and Shareholders' Equity     $774,452          $778,079
                                                   ========          ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                EQUITY INNS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                      For the Years Ended December 31,
                                                                  2002            2001              2000
                                                                --------        --------          --------
Revenue:
Hotel revenues                                                  $240,222        $199,090
Percentage lease revenues                                                         24,931          $115,875
Other income                                                         952           2,039               935
                                                                --------        --------          --------

    Total Revenue                                                241,174         226,060           116,810
                                                                --------        --------          --------

Expenses:
Hotel operating expenses                                         148,185         121,467
Real estate and personal property taxes                           12,903          12,677            14,085
Depreciation and amortization                                     41,304          41,327            40,494
Interest                                                          29,036          31,044            32,323
Amortization of loan costs                                         2,059           1,964             1,749
General and administrative expenses:
    Stock based or non-cash compensation                             680             975             1,007
    Other general and administrative expenses                      5,546           5,335             5,641
Impairment of long-lived assets                                                      550
Provision for doubtful accounts                                                    2,717
Rental expense                                                     1,324           1,256             1,518
                                                                --------        --------          --------
    Total Expenses                                               241,037         219,312            96,817
                                                                --------        --------          --------

Income from continuing operations before
  minority interest and income taxes                                 137           6,748            19,993

Minority interest                                                      2            (119)             (337)
Income tax benefit                                                 6,325           3,452
                                                                --------        --------          --------
Income from continuing operations                                  6,464          10,081            19,656

Gain (loss) on sale of hotel properties                                               83            (3,316)
                                                                --------        --------          --------
Net income                                                         6,464          10,164            16,340

Preferred stock dividends                                          6,531           6,531             6,531
                                                                --------        --------          --------

Net income (loss) applicable to
    common shareholders                                         $    (67)       $  3,633          $  9,809
                                                                ========        ========          ========

Basic and diluted income per common share:
    Income from continuing operations                           $   (.00)       $   0.10          $   0.27
                                                                ========        ========          ========

    Net income (loss)                                           $   (.00)       $    .10          $    .27
                                                                ========        ========          ========

Weighted average number of common
    shares outstanding - diluted                                  39,628          36,834            36,698
                                                                ========        ========          ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                EQUITY INNS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)



                                              For the Years Ended December 31,
                                               2002             2001             2000
                                              ------           -------          -------
Net income                                    $6,464           $10,164          $16,340
Unrealized loss on interest rate swap         (2,199)           (2,923)
                                              ------           -------          -------

Comprehensive income                          $4,265           $ 7,241          $16,340
                                              ======           =======          =======






































              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                EQUITY INNS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (in thousands, except share and per share data)



                                            Preferred Stock          Common Stock       Additional       Treasury Stock
                                        ---------------------   --------------------     Paid-In     -----------------------
                                           Shares     Dollars      Shares    Dollars     Capital       Shares     Dollars
                                        ------------  -------   -----------  -------   ----------    ----------  -----------
Balance at December 31, 1999             2,750,000    $68,750    37,308,523     $373     $416,354     557,300     $(3,883)

Issuance of common shares to
    officers in lieu of cash bonus                                   38,669                   265

Issuance of common shares to
    directors in lieu of cash
    compensation                                                     12,324                    80

Issuance of restricted common
    stock to officers and directors                                  71,450        1          481

Forfeiting of unvested shares by
   an officer, upon resignation                                      (7,010)                  (76)

Repurchase of Treasury Stock                                                                          190,300      (1,290)

Amortization of unearned officers'
    and directors' compensation

Issuance of common shares upon
    redemption of Units                                              74,703        1          675

Net income applicable to common
    shareholders

Distributions ($1.06 per share)

Adjustments to minority interest from
    purchase of treasury stock,
    issuance of common shares and
    partnership units                                                                         (24)
                                         ---------    -------    ----------     ----     --------     -------     -------

Balance at December 31, 2000             2,750,000     68,750    37,498,659      375      417,755     747,600      (5,173)

Issuance of common shares to
    officers in lieu of cash bonus                                   39,722        1          245

Issuance of common shares to
    directors in lieu of cash
    compensation                                                     10,000                    77

Issuance of restricted common
    shares to officers and directors                                 31,820                   197

Amortization of unearned officers'
    and directors' compensation


                                                  Unearned                       Unrealized
                                                  Directors'      Distributions   Loss on
                                                 and Officers'    In Excess of    Interest
                                                 Compensation     Net Earnings   Rate Swap        Total
                                                 -------------    ------------   ----------     --------
Balance at December 31, 1999                         $(2,375)       $(66,967)                   $412,252

Issuance of common shares to
    officers in lieu of cash bonus                                                                   265

Issuance of common shares to
    directors in lieu of cash
    compensation                                                                                      80

Issuance of restricted common
    stock to officers and directors                     (482)                                          0

Forfeiting of unvested shares by
   an officer, upon resignation                           76                                           0

Repurchase of Treasury Stock                                                                      (1,290)

Amortization of unearned officers'
    and directors' compensation                          927                                         927

Issuance of common shares upon
    redemption of Units                                                                              676

Net income applicable to common
    shareholders                                                       9,809                       9,809

Distributions ($1.06 per share)                                      (38,909)                    (38,909)

Adjustments to minority interest from
    purchase of treasury stock,
    issuance of common shares and
    partnership units                                                                                (24)
                                                     -------        --------       -------      --------
Balance at December 31, 2000
                                                      (1,854)        (96,067)                    383,786
Issuance of common shares to
    officers in lieu of cash bonus
                                                                                                     246
Issuance of common shares to
    directors in lieu of cash
    compensation
                                                                                                      77
Issuance of restricted common
    shares to officers and directors
                                                        (197)                                          0
Amortization of unearned officers'
    and directors' compensation
                                                         898                                         898

                                EQUITY INNS, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                 (in thousands, except share and per share data)


                                            Preferred Stock          Common Stock      Additional        Treasury Stock
                                        ---------------------   --------------------    Paid-In      -----------------------
                                           Shares     Dollars      Shares    Dollars    Capital        Shares     Dollars
                                        ------------  -------   -----------  -------   ----------    ----------  -----------
Issuance of common shares upon
    redemption of Units                                              11,421                    97

Net income applicable to common
    shareholders

Distributions ($.75 per share)

Unrealized loss on interest rate swap

Adjustments to minority interest from
    issuance of common shares and
    partnership units                                                                         (20)
                                         ---------    -------    ----------     ----     --------     -------     -------

Balance at December 31, 2001             2,750,000     68,750    37,591,622      376      418,351     747,600      (5,173)

Issuance of common shares, net of
    offering expenses                                             3,565,000       36       26,909

Issuance of common share to
    officers in lieu of cash bonus                                   51,704                   342

Issuance of common share to
    directors in lieu of cash
    compensation                                                     11,907                    88

Forfeiting of unvested shares by
    an officer upon resignation                                      (2,160)                  (15)

Amortization of unearned officers'
    and directors' compensation

Issuance of common shares upon
    redemption of Units                                               2,566                    20

Net income applicable to common
    shareholders

Distributions ($.51 per share)

Unrealized loss on interest rate swap
Adjustments to minority interest from
    issuance of common shares and
    partnership units                                                                          98
                                         ---------    -------    ----------     ----     --------     -------     -------

Balance at December 31, 2002             2,750,000    $68,750    41,220,639     $412     $445,793     747,600     $(5,173)
                                         =========    =======    ==========     ====     ========     =======     =======



                                                 Unearned                       Unrealized
                                                 Directors'      Distributions   Loss on
                                                and Officers'    In Excess of    Interest
                                                Compensation     Net Earnings   Rate Swap        Total
                                                -------------    -------------  -----------     --------
Issuance of common shares upon
    redemption of Units
                                                                                                      97
Net income applicable to common
    shareholders
                                                                       3,633                       3,633
Distributions ($.75 per share)
                                                                     (27,630)                    (27,630)
Unrealized loss on interest rate swap
                                                                                 $(2,923)         (2,923)
Adjustments to minority interest from
    issuance of common shares and
    partnership units
                                                       -----       ---------     -------        --------

Balance at December 31, 2001
                                                      (1,153)       (120,064)     (2,923)        358,164
Issuance of common shares, net of
    offering expenses
                                                                                                  26,945
Issuance of common share to
    officers in lieu of cash bonus
                                                                                                     342
Issuance of common share to
    directors in lieu of cash
    compensation
                                                                                                      88
Forfeiting of unvested shares by
    an officer upon resignation
                                                          15
Amortization of unearned officers'
    and directors' compensation
                                                         592                                         592
Issuance of common shares upon
    redemption of Units
                                                                                                      20
Net income applicable to common
    shareholders
                                                                         (67)                        (67)
Distributions ($.51 per share)
                                                                     (20,639)                    (20,639)
Unrealized loss on interest rate swap
Adjustments to minority interest from                                                724             724
    issuance of common shares and
    partnership units
                                                                                                      98
Balance at December 31, 2002
                                                       -----       ---------     -------        --------

                                                       $(546)      $(140,770)    $(2,199)       $366,267
                                                       =====       =========     =======        ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                EQUITY INNS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       For the Years Ended December 31,
                                                                   2002             2001              2000
                                                                 -------          -------            -------
Cash flows from operating activities:
Net income                                                       $ 6,464          $10,164            $16,340
Adjustment to reconcile net income to net cash
   provided by operating activities:
      (Gain) loss on sale of hotel properties                                         (83)             3,316
      Depreciation and amortization                               41,304           41,327             40,494
      Amortization of loan costs                                   2,059            1,964              1,749
      Amortization of unearned directors' and
         officers' compensation                                      592              898                927
      Provision for doubtful accounts                                 25              125
      Provision for write-off of notes receivable                                   3,304
      Provision for land impairment                                                   550
      Directors' stock based compensation                             88               77                 80
      Income tax benefit                                          (6,325)          (3,452)
      Minority interest                                               (2)             119                337
      Changes in assets and liabilities:
         Accounts receivable                                      (1,634)          (2,659)
         Due from Lessees                                            162            5,433               (471)
         Notes receivable                                           (596)              75                (94)
         Deposits and other assets                                  (269)           2,571             (4,929)
         Accounts payable and accrued expenses                     1,936            8,155                261
                                                                 -------          -------            -------
             Net cash flow provided by operating
                activities                                        43,804           68,568             58,010
                                                                 -------          -------           --------

Cash flows from investing activities:
Acquisitions of hotel properties                                 (16,320)
Improvements and additions to hotel properties                    (8,890)         (22,176)           (13,602)
Cash paid for franchise applications                                (117)                               (833)
Proceeds from sale of hotel properties                                              1,251             12,234
                                                                 -------          -------            -------
             Net cash flow used in investing activities          (25,327)         (20,925)            (2,201)
                                                                 -------          -------            -------

Cash flows from financing activities:
Purchase of treasury stock                                                                            (1,290)
Gross proceeds from public offering of common stock               28,520
Payment of offering expenses                                      (1,576)
Distributions paid to common and preferred shareholders
   and unit holders                                              (22,364)         (44,550)           (49,114)
Proceeds from borrowings                                          47,375           44,788            182,467
Payments on debt                                                 (68,660)         (44,025)          (180,239)
Cash paid for loan costs                                            (215)            (290)            (7,201)
                                                                 -------          -------            -------
      Net cash flow used in financing activities                 (16,920)         (44,077)           (55,377)
                                                                 -------          -------            -------

Net increase in cash and cash equivalents                          1,557            3.566                432

Cash and cash equivalents at beginning of year                     4,359              793                361
                                                                 -------          -------            -------

Cash and cash equivalents at end of year                         $ 5,916          $ 4,359            $   793
                                                                 =======          =======            =======

Supplemental cash flow information:
   Cash paid for interest                                        $29,140          $31,426            $32,156
                                                                 =======          =======            =======










              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                EQUITY INNS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

Equity Inns, Inc. (the "Company") is a hotel real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at December 31, 2002 owned an approximate 97.1% interest in the Partnership.

On January 1, 2001, the REIT Modernization Act ("RMA") went into effect. Among other things, the RMA permits a REIT to form taxable REIT subsidiaries ("TRS") that lease hotels from the REIT, provided that the hotels continue to be managed by unrelated third parties. Effective January 1, 2001, the Company completed transactions that resulted in its newly formed TRSs acquiring leases for the 77 hotels that were previously leased by subsidiaries of Interstate Hotels Corporation ("Interstate"). Effective January 1, 2002, the Company completed transactions that resulted in its newly formed TRSs acquiring leases for the remaining 19 hotels that were previously leased by subsidiaries of Prime Hospitality Corporation ("Prime"). By acquiring these leases through its TRSs, the Company acquired the economic benefits and risks of the operations of these hotels and began reporting hotel revenues and expenses rather than percentage lease revenues.

The managers of the Company's hotels are as follows:

                                                  # of
                                                 Hotels
                                                 ------

    Interstate Hotels Corporation                  52
    Promus Hotels, Inc.                            20
    Prime Hospitality Corporation                  19
    Other                                           6

The management agreements with Prime's subsidiaries are structured to provide the TRS Lessees minimum net operating income at each of the 19 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of the 19 AmeriSuites hotels. As the manager, the Prime subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, to a maximum of 6.5% of gross hotel revenues. If the management fee exceeds 6.5% of gross hotel revenue, the Prime subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Prime's subsidiaries are required to contribute 25% of the shortfall in net operating income to the Company. Management records such shortfall contributions as revenue when all contingencies related to such amounts have been resolved. The results of this policy is that shortfall contributions, if any, are recorded annually by the Company in the fourth quarter. The management contracts for the Company's remaining 78 hotels have terms ranging from one to five years and generally provide for payment of management fees equal to a percentage of hotel revenues and an incentive fee consisting of a percentage of gross operating profits in excess of budget.


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

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



2.   Summary of Significant Accounting Policies, Continued

Investment in Hotel Properties

The hotel properties are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 5 to 40 years for buildings and components and 5 to 7 years for furniture and equipment.

Expenditures for maintenance and repairs are expensed as incurred, major renewals and improvements are capitalized. Upon disposition, both the asset and accumulated depreciation accounts are relieved, and the related gain or loss is credited or charged to the income statement.

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

Deferred Expenses

Deferred expenses are recorded at cost and consist of initial fees paid to franchisors and loan fees and other costs incurred in issuing debt. Amortization of franchise fees is computed using the straight-line method over the lives of the franchise agreements which range up to 20 years. Amortization of loan fees and other costs incurred in issuing debt is computed using the straight-line method, which approximates the interest method, over the term of the related debt. Accumulated amortization of deferred expenses totaled $7.6 million and $5.2 million at December 31, 2002 and 2001, respectively.

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

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



2.   Summary of Significant Accounting Policies, Continued

Net Income Per Common Share

Basic earnings per common share from continuing operations are computed by dividing income from continuing operations as adjusted for gains or losses on the sale of hotel properties and for dividends on preferred stock by the weighted average number of shares of common stock outstanding. Diluted earnings per common share from continuing operations are computed by dividing income from continuing operations as adjusted for gains or losses on the sale of hotel properties and for dividends on preferred stock by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities.

Potential dilutive securities included in the Company's calculation of diluted earnings per share include shares issuable upon exercise of stock options. Potentially dilutive shares for the purposes of this calculation (in thousands) were 0, 1 and 0 in 2002, 2001 and 2000, respectively. The majority of the options to purchase shares of the Company's common stock that were outstanding during the years 2002, 2001 and 2000 were not included in the computation of diluted EPS because their effect would have been anti-dilutive.

Distributions

With the exception of the fourth quarter 2001, the Company has paid regular quarterly cash distributions to shareholders. These distributions are dependent upon the Company's receipt of distributions from the Partnership.

Minority Interest

Minority interest in the Partnership represents the limited partners' proportionate share of the equity of the Partnership. Income is allocated to minority interest based on weighted average percentage ownership each fiscal quarter.

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

Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives and methods used to compute depreciation. Distributions made to shareholders in 2002, 2001 and 2000 are considered to be approximately 3%, 21% and 54% return of capital, respectively, for federal income tax purposes.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



2.   Summary of Significant Accounting Policies, Continued

Stock Based Compensation

At December 31, 2002, the Company has two stock-based employee and director compensation plans, which are described more fully in Note 11. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      Year Ended December 31,
                                                 2002          2001           2000
                                                -----         ------         ------
                                              (in thousands, except per share amounts)
Net income (loss) applicable to
   common shareholders, as reported             $ (67)        $3,633         $9,809
Deduct: Total stock based employee
   compensation expense determined
   under fair value based method for
   all awards                                      17             25             21
                                                -----         ------         ------

Pro Forma Net Income                            $ (84)        $3,608         $9,788
                                                =====         ======         ======

Earnings per share (basic and diluted):

         As reported                            $0.00         $ 0.10         $ 0.27
                                                =====         ======         ======

         Pro forma                              $0.00         $ 0.10         $ 0.27
                                                =====         ======         ======

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

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



2.   Summary of Significant Accounting Policies, Continued

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, commercial mortgage bonds, line of credit borrowings, mortgage borrowings and an interest rate swap contract. The carrying values of the Company's commercial mortgage bonds and mortgage borrowings were estimated using discounted cash flow analysis, based on the Company's incremental borrowing rate at December 31, 2002 and 2001 for similar types of borrowing arrangements and the carrying value of such instruments are estimated to be below fair value by approximately $20.0 million and $7.9 million at December 31, 2002 and 2001, respectively. The Company's line of credit borrowings bear interest at variable rates and therefore cost approximates market value. The Company's interest rate swap contract is carried at fair value in the financial statements. The fair value of the interest rate swap is estimated using quotes from the market makers of these instruments and represents the estimated amount the Company would expect to pay to terminate the agreement.

Segment Reporting

The Company identifies its operating segments based on business activities and management responsibility. The Company operates in a single business segment of providing asset management to hotel properties it owns in the United States.

3.     Investment in Hotel Properties

Hotel properties consist of the following at December 31:

                                                  2002                2001
                                                --------            --------
                                                       (in thousands)
    Land                                        $103,408            $101,215
    Buildings and improvements                   722,808             701,694
    Furniture and equipment                      115,148             110,340
    Construction in progress                       5,058               5,570
                                                --------            --------
                                                 946,422             918,819
    Less accumulated depreciation               (206,276)           (166,928)
                                                --------            --------

                                                $740,146            $751,891
                                                ========            ========

In July 1998, the Company acquired an undeveloped parcel of land in Salt Lake City, Utah for the purpose of constructing a hotel. During the fourth quarter of 2001, the Company made the decision to postpone the project and evaluate the opportunitites related to the undeveloped land. The Company recorded an impairment charge of $550,000 to write the land down to its estimated net realizable value at December 31, 2001. At December 31, 2002 and 2001, the parcel of land was included in construction in progress in the amount of $2.2 million.

On December 6, 2002, the Company acquired a 176-room Marriott Courtyard hotel located near Houston, Texas for approximately $16.3 million.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



4.   Notes Receivable

Notes receivable consist of the following at December 31:

                                                         2002          2001
                                                        ------        ------
                                                           (in thousands)
Hudson Hotels Properties Corporation, a
    subsidiary of Hudson Hotels Corporation             $2,654        $2,654
Rosemont Hospitality Group, L.L.C.                                       650
Officers of the Company                                  1,335           739
                                                        ------        ------
                                                         3,989         4,043
Allowance for doubtful accounts                         (2,654)       (3,304)
                                                        ------        ------

                                                        $1,335        $  739
                                                        ======        ======

The note with Hudson Hotels Properties Corporation ("Hudson") is collateralized by 666,667 shares of Hudson Hotels Corporation's common stock. The note with Rosemont Hospitality Group, L.L.C. ("Rosemont") is uncollateralized. Based on its evaluation of the creditworthiness of Hudson and Rosemont, the Company fully reserved these notes effective December 31, 2001. On January 24, 2003, Hudson Hotels Corporation filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of New York. Simultaneously, its subsidiary, Hudson Hotels Properties Corporation, filed a companion petition for relief under Chapter 11 in the same Court. The Company does not believe that the unsecured creditors or shareholders of Hudson will receive any remuneration through the bankruptcy proceedings and anticipates writing-off the Hudson Note during 2003. In 2002, the Company reached an agreement with Rosemont and received a payment of approximately $50,000 as settlement in full for the amount owed. The remaining amount of the note was written off at the completion of the settlement agreement.

Since January 1998, the Company has advanced loans annually to its executive officers for taxes relating to annual bonuses taken in shares of the Company's common stock and taxes related to the taxable value of vested restricted stock. At December 31, 2002, the aggregate amount of notes receivable from officers of the Company is $1,335,025. All notes are collateralized by the applicable shares of common stock held by each officer, are non-interest bearing and have an original term of one year. However, these notes have historically been extended an additional year for each year in which they are not repaid. All notes are due in full upon termination of employment or upon retirement.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



5.   Debt

The following details the Company's debt outstanding at December 31, 2002 and 2001 (in thousands):

                              Principal Balance                                          Collateral     Net Book
                             -------------------       Interest                             # of        Value at
                             12/31/02   12/31/01          Rate             Maturity        Hotels       12/31/02
                             --------   --------      -------------        --------      -----------    --------

Commercial Mortgage Bonds
     Class A                 $  8,464   $ 10,336      6.83%   Fixed        11/20/06
     Class B                   50,600     50,600      7.37%   Fixed        12/20/15
     Class C                   10,000     10,000      7.58%   Fixed        02/20/17
                             --------   --------
                               69,064     70,936                                              21          $113,174

Line of Credit                 85,900    102,000  LIBOR plus  Variable     Oct 2003           28           250,472
                                                  Percentage

Mortgage                       92,584     94,031      8.37%   Fixed        July 2009          19           162,161
Mortgage                       67,890     68,808      8.25%   Fixed        Nov 2010           16           105,266
Mortgage                       35,100     35,550      8.25%   Fixed        Nov 2010            8            58,231
Mortgage                        2,996      3,064      8.50%   Fixed        Nov 2005            1             6,965
Mortgage                        5,662      5,872     10.00%   Fixed        Sept 2005           1            11,357
Mortgage                        3,685      3,905      6.37%   Fixed        Nov 2016            1             7,631
                             --------   --------                                                          --------

                             $362,881   $384,166                                                          $715,257
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

The Company's collateralized line of credit (the "Line of Credit") has a borrowing capacity of $125 million and bears interest at a variable rate of LIBOR plus 1.5%, 1.75%, 2.0%, 2.25%, 2.5%, 2.75%, or 3.0% as determined by the
Company's percentage of total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the loan agreement (the "Percentage"). The Percentage is reviewed quarterly and the interest rate is adjusted as necessary. At December 31, 2002, the interest rate on the Line of Credit was LIBOR (1.42% at December 31, 2002) plus 2.75%. Fees ranging from .25% to .55%, as determined by the Company's ratio of total indebtedness to EBITDA, are paid quarterly on the unused portion of the Line of Credit. The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, and total indebtedness limitations. At December 31, 2002, the Company was in compliance with all covenants contained in the Line of Credit.

Certain of the Company's loan agreements require a quarterly deposit into separate room renovation accounts for the amount by which 4% of revenues at the Company's hotels exceeds the amount expended by the Company during the year for replacement of furniture, fixtures and equipment and capital improvements for the hotels. For the year ended December 31, 2002, actual expenditures exceeded the amounts required.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



5.   Debt, Continued

Future scheduled principal payments of debt obligations at December 31, 2002 are as follows (in thousands):

                  Year                     Amount
                  ----                    --------

                  2003                    $ 91,449
                  2004                       5,954
                  2005                      14,137
                  2006                       6,722
                  2007                       8,598
                  Thereafter               236,021
                                          --------

                                          $362,881

6.   Interest Rate Swap Contract

Effective January 16, 2001, the Company entered into an interest rate swap agreement with a financial institution on a notional amount of $50 million. The agreement effectively fixes the interest rate on the first $50 million of floating rate debt outstanding under the Line of Credit at a rate of 6.4275% plus the Percentage, thus reducing exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Company. The term of the interest rate swap agreement is through November 2003. The differences to be paid or received by the Company under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

Effective January 1, 2001, the Company adopted SFAS 133. The interest rate swap agreement described above is defined as a derivative instrument under SFAS 133. The Company designated this swap agreement as a cash flow hedge and has applied hedge accounting since its inception. Accordingly, the Company has recorded the change in fair value of this agreement from inception to December 31, 2002 in other comprehensive income.

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

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



7.   Income Taxes, Continued

The components of income tax expense (benefit) at December 31 are as follows (in thousands):

                                         2002            2001
                                       -------          -------
         Deferred:
             Federal                   $(5,659)         $(3,089)
             State                        (666)            (363)
                                       -------          -------

         Income tax benefit            $(6,325)         $(3,452)
                                       =======          =======

The deferred income tax benefit and related deferred tax asset was calculated using an effective tax rate of 38% applied to the loss of the TRSs. The Company believes that the TRSs will generate sufficient future taxable income to realize in full this deferred tax asset. Accordingly, no valuation allowance has been recorded at December 31, 2002.

A reconciliation of the Company's statutory tax rate to its effective tax rate is as follows:

                                                           2002          2001
                                                          ------         ----

         Statutory U.S. federal income tax rate               35%         35%
         State income tax (net of federal benefit)             3%          3%
         Non taxable REIT income                          (4,588%)       (89%)
                                                          -------        ----

         Effective tax rate                               (4,550%)       (51%)
                                                          =======        ====

The following table reconciles GAAP net income and REIT taxable income for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                            2002              2001              2000
                                                          -------           -------           -------
GAAP net income                                           $ 6,464           $10,164           $16,340
  Plus GAAP net loss on taxable subsidiaries
    included above                                         10,322             5,635               -
                                                          -------           -------           -------
GAAP net income from REIT operations                       16,786            15,799            16,340
  Book/tax differences on depreciation and
    amortization                                           10,212             8,269             3,240
  Book/tax differences on gains/losses from
    capital transactions                                      208               874               300
  Write-off of notes receivable                              (630)            2,560               -
  Other book/tax differences, net                              12              (396)              361
                                                          -------           -------           -------

Taxable income subject to distribution
  requirement                                             $26,588           $27,106           $20,241
                                                          =======           =======           =======

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



8.   Commitments and Related Party Transactions

All of the Company's hotels are operated under franchise agreements and are licensed as Hampton Inn hotels (48), AmeriSuites hotels (19), Residence Inn hotels (11), Homewood Suites hotels (9), Holiday Inn hotels (5), Comfort Inn hotels (3), Courtyard by Marriott (1) and Hampton Inn & Suites hotels (1). The TRS Lessees hold the franchise licenses for the hotels. The franchise agreements require the payment of fees based on a percentage of hotel room revenue.

The Company's management agreements range in terms from 2 to 10 years. The management fees consist of a base fee ranging from 1.5% to 2.5% of gross receipts and an incentive fee as defined by the management agreements. Base fees of approximately $440,000 and incentive fees of approximately $637,000 were earned by the management companies in 2002 and are included in hotel operating expenses in the consolidated statement of operations. As a part of the guarantee provided by Prime's subsidiaries for 19 of the Company's hotels, the Company received $3.6 million in 2002, which is considered as a reduction in base management fees.

Under the Percentage Leases, the Partnership is obligated to pay the costs of real estate and personal property taxes and to maintain underground utilities and structural elements of the Hotels. In addition, the Percentage Leases obligate the Partnership to fund the cost of periodic repair, replacement and refurbishment of furniture, fixtures and equipment in the Hotels. The Company also may be required by franchisors to fund certain capital improvements to hotel properties, which are funded from borrowings, working capital, or the room renovation account (Note 5). Capital improvements of $8.9 million, $22.2 million and $13.6 million in 2002, 2001, and 2000, respectively, were made to the hotel properties.

Effective January 1, 2002, the Company formed a joint venture (the "Venture") with one of its furniture and equipment contractors for the purpose of engaging in the sale of furniture and equipment to third parties. The Company has a 45% interest, and two of its executive officers, collectively, have a 5% interest in the Venture. The Company accounts for the Venture under the equity method of accounting. The Company will provide certain management services for the Venture for a fee of $240,000 in 2003. The Company provided similar services to its joint venture partner in 2002 and 2001 and was compensated $550,000 and $1.1 million, respectively, for such services which is included in other income in the consolidated statement of operations. The Company acquired furniture and equipment and related services from its joint venture partner for the years ended December 31, 2002, 2001, and 2000 of $5.8 million, $12.0 million, and $6.8 million, respectively.

In connection with its acquisition of a hotel in Chicago, Illinois, the Company entered into a contract whereby the final installment of the purchase price for the hotel would be adjusted based on a calculation of capitalized net operating income, as defined in the agreement, for the results of the hotel in either 2002, 2003, or 2004. The agreement stipulates that the minimum amount to be paid under this agreement by the Company to the seller is $4 million and the maximum is $8 million. The Company has obtained a letter of credit in the amount of $5 million related to this agreement.

The Company has commitments under operating land leases through December 31, 2062, at nine hotel properties for payments as follows: 2003 -- $805,888; 2004 -- $775,440; 2005 -- $751,362; 2006 -- $671,238; 2007 -- $548,401; thereafter --
$9.3 million.

The Company has commitments under a lease with an affiliate of Phillip H. McNeill, Sr., the Company's Chairman of the Board, for the Company's corporate office space through December 2008 at monthly payments of $13,238.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




9.   Supplemental Disclosure of Noncash Operating, Investing and
     Financing Activities

In 2002, the Company issued 51,704 shares of Common Stock valued at $6.62 per share to its officers in lieu of cash to satisfy bonus compensation accrued at December 31, 2001; 2,566 Units of limited partnership interest in the Partnership ("Units") were exchanged for 2,566 shares of Common Stock by certain limited partners; 2,160 unvested, restricted shares of common stock were forfeited by an officer of the Company; 11,907 shares of Common Stock at prices ranging from $5.30 to $8.19 per share were issued to independent directors of the Company in lieu of cash as directors' compensation.

In 2002, the Company recorded a $4 million addition to the purchase price of one of its hotel properties in accordance with the provisions of the purchase agreement. These funds will be paid to the seller, at the seller's discretion, in 2003 or 2004.

In 2001, the Company issued 39,722 shares of Common Stock valued at $6.62 per share to its officers in lieu of cash to satisfy bonus compensation accrued at December 31, 2000; 11,421 Units were exchanged for 11,421 shares of Common Stock by certain limited partners; 31,820 restricted shares of Common Stock valued at $6.19 per share were issued to the Company's officers; 10,000 shares of Common Stock at prices ranging from $6.19 to $9.80 per share were issued to independent directors of the Company in lieu of cash as directors' compensation.

In 2002, the Company transferred $712,000 of deferred gain related to a transaction with Hudson to its allowance for doubtful accounts on its note receivable from Hudson (see Note 4).

In 2000, $145,000 of deferred franchise fees and corresponding payables were determined not to be owed; the Company issued 38,669 shares of Common Stock valued at $6.88 per share to its officers in lieu of cash to satisfy bonus compensation accrued at December 31, 1999; 7,010 unvested, restricted shares of common stock were forfeited by an officer of the Company; 74,703 Units were exchanged for 74,703 shares of Common Stock by certain limited partners; 71,450 restricted shares of Common Stock valued at $6.75 per share were issued to the Company's officers and 12,324 shares of Common Stock at prices ranging from $5.50 to $6.88 per share were issued to independent directors of the Company in lieu of cash as directors' compensation.

10.  Capital Stock

The Board of Directors is authorized to provide for the issuance of up to ten million shares of preferred stock in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences, and rights of each such series and the qualifications, limitations or restriction thereof. The Company has outstanding 2,750,000 shares of its 9 1/2% Series A Cumulative Preferred Stock, $.01 par value ("Series A Preferred Stock").

The outstanding Units are redeemable at the option of the holder for a like number of shares of Common Stock, or at the option of the Company, the cash equivalent thereof. Total Units outstanding at December 31, 2002 and 2001 were 1,196,084 and 1,198,650, respectively.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



11.  Stock Based Compensation Plans

The Company is authorized, under the 1994 Stock Incentive Plan (the "1994 Plan") and the Directors' Compensation Plan (the "Directors Plan") (referred to collectively as the "Plans"), to issue a total of 4,100,000 shares of common stock to directors, officers and key employees of the Company in the form of stock options, restricted stock, or performance stock. Under the 1994 Plan, the total shares available for grant is 4,000,000, of which not more than 2,000,000 shares may be grants of restricted stock or performance stock. Under the Directors Plan, the total shares available for grants of options is 100,000. Directors may also elect to receive their meeting and retainer fees in the form of common stock.

Stock Options

All options to officers and key employees have 8 to 10 year contractual terms and generally vest ratably over 5 years. A summary of the Company's stock options as of December 31, 2002, 2001 and 2000 and the changes during the years are presented below:


                                        2002                            2001                            2000
                              --------------------------      --------------------------      -------------------------

                                                Weighted                        Weighted                       Weighted
                               # of Shares      Average        # of Shares      Average        # of Shares     Average
                              of Underlying     Exercise      of Underlying     Exercise      of Underlying    Exercise
                                  Options        Price           Options         Price          Options         Price
                              -------------     --------      -------------     --------      -------------    --------
Outstanding at beginning
    of year                     590,000          $12.54           586,000        $12.56           582,000       $12.60
Granted                           4,000           $7.77             4,000        $ 9.32             4,000       $ 6.88
Expirations                    (441,000)         $12.50
Exercised
Forfeited
                               --------          ------           -------        ------           -------       ------

Outstanding at end of year      153,000          $12.53           590,000        $12.54           586,000       $12.56

Exercisable at end of year      148,000          $12.60           561,000        $12.54           529,000       $12.58



                                       Options Outstanding                           Options Exercisable
                              ----------------------------------------      ---------------------------------------
                                               Weighted       Weighted                       Weighted      Weighted
                                                Average       Average                        Average       Average
                              # Outstanding    Remaining      Exercise      # Exercisable    Remaining     Exercise
Range of Exercise Prices       at 12/31/02       Life          Price         at 12/31/02        Life        Price
------------------------      -------------    ---------      --------      -------------    ---------     --------

$6.88 -- $13.69                   153,000         4.41         $12.53          148,000          4.34        $12.60

The Company applies APB Opinion No. 25 and related interpretations in accounting for the plans as permitted by FASB Statement No. 123. Consequently, no compensation cost has been recognized under the Plans.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



11.  Stock Based Compensation Plans, Continued

For the purposes of disclosures required by FASB Statement No. 123, the fair value of each option granted during 2002, 2001 and 2000 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend of $0.53 for 2002, dividend of $.75 for 2001 and $1.06 for 2000; (2) expected volatility of .25 for 2002, .24 for 2001, and .21 for 2000; (3) a risk-free interest rate of 4.5% for 2002, 5.0% for 2001, and 6.3% for 2000; and (4) expected life of six years for 2002, six years for 2001, six years for 2000.

Had compensation cost for the Company's 2002, 2001 and 2000 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's pro forma net income, and net income per common share for 2002, 2001 and 2000 would have decreased less than 1%.

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of the future effect, since additional SFAS 123 awards in future years are anticipated.

Restricted Stock

A summary of the status of the Company's restricted stock grants made under the Plans to officers and directors as of December 31, 2002, 2001 and 2000 and the changes during the years are presented below:


                                              2002                          2001                         2000
                                   ----------------------------    --------------------------    ------------------------
                                                     Weighted                      Weighted                    Weighted
                                                      Average                       Average                     Average
                                                    Fair Market                   Fair Market                 Fair Market
                                                      Value at                      Value at                   Value at
                                   # of Shares          Grant      # of Shares        Grant      # of Shares      Grant
                                   -----------      -----------    -----------    -----------    -----------  -----------

Outstanding at beginning of year     418,120          $10.40          386,300        $10.75       323,300        $11.64
                                     -------          ------          -------        ------       -------        ------
Granted:
    With 5 year pro rata vesting                                       21,820        $ 6.19        51,450        $ 6.75
    With 4 year pro rata vesting
    With 3 year pro rata vesting                                       10,000        $ 6.19        20,000        $ 6.75
                                     -------          ------          -------        ------       -------        ------

Total granted                                                          31,820        $ 6.19        71,450        $ 6.75

Vested to former employee             (1,440)         $ 6.75                                       (1,440)       $11.83
Forfeited                             (2,160)         $ 6.75                                       (7,010)       $10.93
                                     -------          ------          -------        ------       -------        ------

Outstanding at end of year           414,520          $10.43          418,120        $10.40       386,300        $10.75

Vested at end of year                302,489          $11.11          218,086        $11.56       141,240        $12.06


12.  Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 provides a uniform accounting model for long-lived assets to be disposed of and changes the criteria for classifying assets as held-for-sale. The Company's adoption of this standard in the first quarter of fiscal 2002 did not have a significant impact.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



12.  Recent Accounting Pronouncements, Continued

In April 2002, the FASB issued SFAS No. 145, "Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 will generally require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items. The Company is required to adopt SFAS No. 145 in fiscal 2003.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAF No. 146 will apply to exit or disposal activities initiated after fiscal 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods for transition to SFAS No. 123's fair value method of accounting for stock-based compensation. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding stock-based compensation in annual and condensed interim financial statements. The new disclosure requirements are effective immediately and are reflected in Note 2 to the Consolidated Financial Statements.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," to clarify accounting and disclosure requirements relating to a guarantor's issuance of certain types of guarantees. FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the recognition and measurement provision to have a material impact on the Company's financial statements and has complied with the additional disclosure requirements of FIN 45 in the financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" ("VIEs"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities ("QSPEs") subject to the reporting requirements of SFAS 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities," will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period beginning after June 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



12.  Recent Accounting Pronouncements, Continued

expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The Company does not believe that the adoption of FIN 46 will have a material adverse impact on the Company's financial statements.

13.  Subsequent Events

During January 2003, the Partnership sold two hotels (Hampton Inn, Fort Worth, Texas and Hampton Inn & Suites, Bartlett, Tennessee) to third parties for an aggregate sales price of approximately $10.7 million. The Company realized a gain of approximately $1.3 million as a result of these sales. The sales prices were paid in cash.

On January 27, 2003, the Company issued 19,081 shares of common stock valued at $5.88 per share to one of its officers in lieu of cash to satisfy bonus compensation accrued at December 31, 2002.

                                EQUITY INNS, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (in thousands)



                                                     Allowance
                                                    for Doubtful
                                                       Account
                                                    ------------
Balance January 1, 2000                                $    0

Charged to costs and expenses                             -

Charged to other accounts                                 -

Deductions                                                -
                                                       ------

Balance December 31, 2000                                   0

Charged to costs and expenses                           2,717

Charged to other accounts                                 712

Deductions                                                -
                                                       ------

Balance December 31, 2001                              $3,429

Charged to costs and expenses                              25

Charges to other accounts

Deductions                                               (650)
                                                       ------

Balance December 31, 2002                              $2,804
                                                       ======

                                EQUITY INNS, INC.
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2002
                                 (in thousands)


                                                                     Cost Capitalized Subsequent         Gross Amount at Which
                                          Initial Cost                  to Acquisition                 Carried at Close of Period
                                 -------------------------------- ---------------------------------- -------------------------------
                                           Buildings    Furniture         Buildings   Furniture       Buildings   Furniture
                                              and         and               and        and               and        and
Description of Property           Land    Improvements  Fixtures  Land  Improvements  Fixture   Land Improvements  Fixture   Total
-----------------------          -------  ------------  --------- ----  ------------ ---------- ---- ------------ --------- -------
Hampton Inn- Albany, New York    $   953   $  9,897     $   802          $ 1,226       $162     $953     $10,562      $964  $ 12,479
Hampton Inn-Cleveland, Ohio          820      4,428         217              780        392      820       5,208       609     6,637
Hampton Inn-College Station,
   Texas                             656      4,655         671            1,006        427      656       5,661     1,098     7,415
Hampton Inn-Columbus, Georgia        603      2,591         787              809        377      603       3,400     1,164     5,167
Hampton Inn-Ft. Worth, Texas         385      1,754         896              985        470      385       2,739     1,366     4,490
Hampton Inn-Louisville, Kentucky     395      2,406         919              732        272      395       3,138     1,191     4,724
Hampton Inn-Sarasota, Florida        553      3,389         753              760        220      553       4,149       973     5,675
Hampton Inn-Ann Arbor, Michigan      565      4,499         506              694        526      565       5,193     1,032     6,790
Hampton Inn-Gurnee, Illinois         630      3,397         277            1,061        811      630       4,458     1,088     6,176
Comfort Inn-Arlington, Texas         425      6,387         582              631        452      425       7,018     1,034     8,477
Residence Inn-Eagan, Minnesota       540      8,130         652            1,472        879      540       9,602     1,531    11,673
Residence Inn-Tinton Falls,
   New Jersey                                 7,711         419              946        671                8,657     1,090     9,747
Hampton Inn-Milford,
   Connecticut                       759      5,689         467              966        788      759       6,655     1,255     8,669
Hampton Inn-Meriden,
   Connecticut                       648      3,226         435              786        432      648       4,012       867     5,527
Hampton Inn-Beckley, West
   Virginia                        1,876      5,557         402              610         52    1,876       6,167       454     8,497
Holiday Inn-Bluefield, West
   Virginia                        1,661      6,141         342            1,774      1,264    1,661       7,915     1,606    11,182
Hampton Inn-Gastonia, North
   Carolina                        1,651      4,741         358              380        619    1,651       5,121       977     7,749
Hampton Inn-Morgantown, West
   Virginia                        1,573      4,311         324    $ 4       288        454    1,577       4,599       778     6,954
Holiday Inn-Oak Hill, West
   Virginia                          269      3,727          85            1,628      1,191      269       5,355     1,276     6,900
Holiday Inn Express-Wilkesboro,
   North Carolina                    269      2,778         177            1,259        701      269       4,037       878     5,184
Hampton Inn-Naperville,
   Illinois                          678      6,455         396              975        768      678       7,430     1,164     9,272
Hampton Inn-State College,
   Pennsylvania                      718      7,310         525              440        489      718       7,750     1,014     9,482
Comfort Inn-Rutland, Vermont         359      3,683         354              355        322      359       4,038       676     5,073
Hampton Inn-Scranton,
   Pennsylvania                      403      7,017         720              285        380      403       7,302     1,100     8,805
Residence Inn-Omaha, Nebraska        953      2,650         162      6     1,822        899      959       4,472     1,061     6,492
Hampton Inn-Fayetteville,
   North Carolina                    403      5,043         148     17       976        957      420       6,019     1,105     7,544
Hampton Inn-Indianapolis,
   Indiana                         1,207      6,513         126              635      1,155    1,207       7,148     1,281     9,636
Hampton Inn-Jacksonville
   Florida                           403      4,793         126              505      1,253      403       5,298     1,379     7,080
Holiday Inn-Mt. Pleasant,
   South Carolina                    888      7,874         247            2,558      1,690      888      10,432     1,937    13,257
Comfort Inn-Jacksonville
   Beach, Florida                    849      7,307         371      2     2,116      1,443      851       9,423     1,814    12,088
Hampton Inn-Austin, Texas            500      6,659         375      6       658        842      506       7,317     1,217     9,040
Hampton Inn-Knoxville,
   Tennessee                         617      3,871         232              768        873      617       4,639     1,105     6,361
Hampton Inn-Glen Burnie,
   Maryland                                   5,075         322              767        723                5,842     1,045     6,887
Hampton Inn-Detroit, Michigan      1,207      5,785         526              685        447    1,207       6,470       973     8,650
Homewood Suites-Hartford,
   Connecticut                     2,866      7,660         915            1,206        318    2,866       8,866     1,233    12,965
Holiday Inn-Winston-Salem,
   North Carolina                  1,350      3,124        639             3,776        953    1,350       6,900     1,592     9,842
Hampton Inn-Scottsdale,
   Arizona                         2,227      6,566         723              231        150    2,227       6,797       873     9,897
Hampton Inn-Chattanooga,
   Tennessee                       1,475      6,824         752            1,419        467    1,475       8,243     1,219    10,937
Homewood Suites-San Antonio,
   Texas                             907      6,661       1,029              238         93      907       6,899     1,122     8,928
Residence Inn-Burlington,
   Vermont                           678      6,677         342            1,119        747      678       7,796     1,089     9,563
Homewood Suites-Phoenix,
   Arizona                                    7,086         902            1,803         69                8,889       971     9,860
Residence Inn-Colorado
   Springs, Colorado               1,350      7,638         740            1,462        555    1,350       9,100     1,295    11,745
Residence Inn-Oklahoma City,
   Oklahoma                        1,450      8,921         850            1,895        292    1,450      10,816     1,142    13,408
Residence Inn-Tucson, Arizona        832      7,078         705            1,208        803      832       8,286     1,508    10,626
Hampton Inn-Norfolk, Virginia                 5,092         520              956        709                6,048     1,229     7,277
Hampton Inn-Pickwick, Tennessee      370      1,484         263              321        174      370       1,805       437     2,612
Hampton Inn-Overland Park,
   Kansas                            906      5,931         330              893        825      906       6,824     1,155     8,885
Hampton Inn-Addison, Texas         2,981      6,336         810              878        830    2,981       7,214     1,640    11,835
Hampton Inn-Atlanta-Northlake,
   Georgia                                    6,905         600              708        652                7,613     1,252     8,865
Hampton Inn-Birmingham
(Mountain Brook), Alabama                     7,988         687              841        377                8,829     1,064     9,893
Hampton Inn-Birmingham
   (Vestavia), Alabama             1,057      5,162         541              624        571    1,057       5,786     1,112     7,955
Hampton Inn-Chapel Hill,
   North Carolina                  1,834      6,504         725              457        382    1,834       6,961     1,107     9,902
Hampton Inn-Charleston,
   South Carolina                    712      5,219         516              534        616      712       5,753     1,132     7,597
Hampton Inn-Colorado
   Springs, Colorado                 803      3,925         411              702        344      803       4,627       755     6,185
Hampton Inn-Columbia,
   South Carolina                    650      6,572         628              560        405      650       7,132     1,033     8,815


                                        Accumulated      Net Book
                                        Depreciation       Value                       Life Upon
                                        Buildings and    Buildings and                   Which
                                         Improvements;   Improvements;                Depreciation
                                         Furniture &     Furniture &      Date of     In Statement
                                         Fixtures        Fixtures       Construction  Is Computed
                                        --------------   -------------  ------------  ------------
Hampton Inn- Albany, New York            $  3,705          $  9,335        1986       5-40 Yrs.
Hampton Inn-Cleveland, Ohio                 1,859             4,778        1987       5-40 Yrs.
Hampton Inn-College Station,
   Texas                                    2,287             5,128        1986       5-40 Yrs.
Hampton Inn-Columbus, Georgia               1,940             3,227        1986       5-40 Yrs.
Hampton Inn-Ft. Worth, Texas                1,572             2,918        1987       5-40 Yrs.
Hampton Inn-Louisville, Kentucky            2,396             2,328        1986       5-40 Yrs.
Hampton Inn-Sarasota, Florida               1,685             3,990        1987       5-40 Yrs.
Hampton Inn-Ann Arbor, Michigan             2,231             4,559        1986       5-31 Yrs.
Hampton Inn-Gurnee, Illinois                1,956             4,220        1988       5-31 Yrs.
Comfort Inn-Arlington, Texas                2,538             5,939        1985       5-31 Yrs.
Residence Inn-Eagan, Minnesota              3,758             7,915        1988       5-31 Yrs.
Residence Inn-Tinton Falls,
   New Jersey                               2,989             6,758        1988       5-31 Yrs.
Hampton Inn-Milford,
   Connecticut                              2,550             6,119        1986       5-31 Yrs.
Hampton Inn-Meriden,
   Connecticut                              1,683             3,844        1988       5-31 Yrs.
Hampton Inn-Beckley, West
   Virginia                                 1,848             6,649        1992       5-31 Yrs.
Holiday Inn-Bluefield, West
   Virginia                                 3,170             8,012        1980       5-31 Yrs.
Hampton Inn-Gastonia, North
   Carolina                                 2,052             5,697        1989       5-31 Yrs.
Hampton Inn-Morgantown, West
   Virginia                                 1,729             5,225        1991       5-31 Yrs.
Holiday Inn-Oak Hill, West
   Virginia                                 2,251             4,649        1983       5-31 Yrs.
Holiday Inn Express-Wilkesboro,
   North Carolina                           1,450             3,734        1985       5-31 Yrs.
Hampton Inn-Naperville,
   Illinois                                 2,772             6,500        1987       5-31 Yrs.
Hampton Inn-State College,
   Pennsylvania                             2,650             6,832        1987       5-31 Yrs.
Comfort Inn-Rutland, Vermont                1,588             3,485        1985       5-31 Yrs.
Hampton Inn-Scranton,
   Pennsylvania                             2,613             6,192        1994       5-31 Yrs.
Residence Inn-Omaha, Nebraska               1,619             4,873        1985       5-31 Yrs.
Hampton Inn-Fayetteville,
   North Carolina                           2,256             5,288        1986       5-31 Yrs.
Hampton Inn-Indianapolis,
   Indiana                                  2,758             6,878        1987       5-31 Yrs.
Hampton Inn-Jacksonville
   Florida                                  2,293             4,787        1986       5-31 Yrs.
Holiday Inn-Mt. Pleasant,
   South Carolina                           2,852            10,405        1988       5-31 Yrs.
Comfort Inn-Jacksonville
   Beach, Florida                           3,305             8,783        1990       5-31 Yrs.
Hampton Inn-Austin, Texas                   2,532             6,508        1987       5-31 Yrs.
Hampton Inn-Knoxville,
   Tennessee                                1,730             4,631        1988       5-31 Yrs.
Hampton Inn-Glen Burnie,
   Maryland                                 1,874             5,013        1989       5-31 Yrs.
Hampton Inn-Detroit, Michigan               2,088             6,562        1989       5-31 Yrs.
Homewood Suites-Hartford,
   Connecticut                              2,442            10,523        1990       5-31 Yrs.
Holiday Inn-Winston-Salem,
   North Carolina                           2,130             7,712        1969       5-31 Yrs.
Hampton Inn-Scottsdale,
   Arizona                                  2,122             7,775        1996       5-31 Yrs.
Hampton Inn-Chattanooga,
   Tennessee                                2,092             8,845        1988       5-31 Yrs.
Homewood Suites-San Antonio,
   Texas                                    2,330             6,598        1996       5-31 Yrs.
Residence Inn-Burlington,
   Vermont                                  2,365             7,198        1988       5-31 Yrs.
Homewood Suites-Phoenix,
   Arizona                                  2,584             7,276        1996       5-31 Yrs.
Residence Inn-Colorado
   Springs, Colorado                        2,363             9,382        1984       5-31 Yrs.
Residence Inn-Oklahoma City,
   Oklahoma                                 2,669            10,739        1982       5-31 Yrs.
Residence Inn-Tucson, Arizona               2,528             8,098        1985       5-31 Yrs.
Hampton Inn-Norfolk, Virginia               1,912             5,365        1990       5-31 Yrs.
Hampton Inn-Pickwick, Tennessee               633             1,979        1994       5-31 Yrs.
Hampton Inn-Overland Park,
   Kansas                                   1,955             6,930        1991       5-31 Yrs.
Hampton Inn-Addison, Texas                  2,320             9,515        1985       5-31 Yrs.
Hampton Inn-Atlanta-Northlake,
   Georgia                                  2,143             6,722        1988       5-31 Yrs.
Hampton Inn-Birmingham
(Mountain Brook), Alabama                   2,205             7,688        1987       5-31 Yrs.
Hampton Inn-Birmingham
   (Vestavia), Alabama                      1,744             6,211        1986        5-31 Yrs.
Hampton Inn-Chapel Hill,
   North Carolina                           1,987             7,915        1986        5-31 Yrs.
Hampton Inn-Charleston,
   South Carolina                           1,718             5,879        1985        5-31 Yrs.
Hampton Inn-Colorado
   Springs, Colorado                        1,337             4,848        1985        5-31 Yrs.
Hampton Inn-Columbia,
   South Carolina                           1,975             6,840        1985        5-31 Yrs.

                                EQUITY INNS, INC.
      SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
                             AS OF DECEMBER 31, 2002
                                 (in thousands)

                                                                     Cost Capitalized Subsequent         Gross Amount at Which
                                          Initial Cost                  to Acquisition                 Carried at Close of Period
                                 -------------------------------- ---------------------------------- -------------------------------
                                           Buildings    Furniture         Buildings   Furniture       Buildings   Furniture
                                              and         and               and        and               and        and
Description of Property           Land    Improvements  Fixtures  Land  Improvements  Fixture   Land Improvements  Fixture   Total
-----------------------          -------  ------------  --------- ----  ------------ ---------- ---- ------------ --------- -------
Hampton Inn-Aurora, Colorado         784      3,344         359              710        421      784       4,054       780     5,618
Hampton Inn-Detroit (Madison
Heights), Michigan                   881      4,304         451              553        283      881       4,857       734     6,472
Hampton Inn-Dublin, Ohio             944      3,612         483              804        679      944       4,416     1,162     6,522
Hampton Inn-Kansas City,
   Kansas                            585      4,294         425              354        408      585       4,648       833     6,066
Hampton Inn-Little Rock,
   Arkansas                          898      5,520         558              853        424      898       6,373       982     8,253
Hampton Inn-Memphis (Poplar),
   Tennessee                       1,955      6,547         739              991        510    1,955       7,538     1,249    10,742
Hampton Inn-Memphis
   (Sycamore), Tennessee                      2,751         239              786        667                3,537       906     4,443
Hampton Inn-Nashville
   (Briley), Tennessee                        6,550         569            1,151        618                7,701     1,187     8,888
Hampton Inn-Richardson, Texas      1,750      5,252         609              687        667    1,750       5,939     1,276     8,965
Hampton Inn-St. Louis, Missouri      665      3,775         386              760        775      665       4,535     1,161     6,361
Homewood Suites-Germantown,
   Tennessee                       1,011      5,760       1,011              650          5    1,011       6,410     1,016     8,437
Homewood Suites-Augusta,
   Georgia                           330      4,164         516              197        124      330       4,361       640     5,331
Residence Inn-Princeton,
   New Jersey                      1,920     15,875       1,500            1,462        479    1,920      17,337     1,979    21,236
AmeriSuites-Cincinnati
(Blue Ash), Ohio                     900      6,241         466              359        305      900       6,600       771     8,271
AmeriSuites-Cincinnati
   (Forest Park), Ohio               800      5,616         569              418        331      800       6,034       900     7,734
AmeriSuites-Columbus, Ohio           903      6,774         856              354        558      903       7,128     1,414     9,445
AmeriSuites-Flagstaff, Arizona       600      3,832         737              234        221      600       4,066       958     5,624
AmeriSuites-Jacksonville,
   Florida                         1,168      5,734         436              621        363    1,168       6,355       799     8,322
AmeriSuites-Indianapolis,
   Indiana                           700      4,775         800              518        123      700       5,293       923     6,916
AmeriSuites-Miami, Florida         1,500      9,387         900              241         89    1,500       9,628       989    12,117
AmeriSuites-Overland Park,
   Kansas                          1,300      7,030         900              484        375    1,300       7,514     1,275    10,089
AmeriSuites-Richmond,
   Virginia                        1,772      9,640         921              507        308    1,772      10,147     1,229    13,148
AmeriSuites-Tampa, Florida         1,400      9,786         523              163        160    1,400       9,949       683    12,032
Hampton Inn-San Antonio, Texas     3,749      7,539       1,317              781        234    3,749       8,320     1,551    13,620
Homewood Suites-Sharonville,
   Ohio                              863      6,194         746            1,011        538      863       7,205     1,284     9,352
Residence Inn-Boise, Idaho           950      5,758         350            1,177      1,010      950       6,935     1,360     9,245
Residence Inn-Portland, Oregon     2,400     20,735         500            1,071      1,105    2,400      21,806     1,605    25,811
Hampton Inn & Suites-Memphis
   (Bartlett), Tennessee             860      5,721       1,052              198         44      860       5,919     1,096     7,875
Residence Inn-Somers Point,
   New Jersey                      1,094      6,372         729              789        657    1,094       7,161     1,386     9,641
AmeriSuites-Albuquerque,
   New Mexico                      1,776      6,871         918               44         54    1,776       6,915       972     9,663
AmeriSuites-Baltimore,
   Maryland                          659      8,514         898              314       (91)      659       8,828       807    10,294
AmeriSuites-Baton Rouge,
   Louisiana                         649      9,085       1,157               52         68      649       9,137     1,225    11,011
AmeriSuites-Birmingham,
   Alabama                         1,066      5,871         758               60         29    1,066       5,931       787     7,784
AmeriSuites-Las Vegas, Nevada      4,126     13,056       1,965               49        153    4,126      13,105     2,118    19,349
AmeriSuites-Memphis
   (Wolfchase), Tennessee          1,108      6,433         900               47         45    1,108       6,480       945     8,533
AmeriSuites-Miami (Kendall),
   Florida                         2,426      7,394         802              178        122    2,426       7,572       924    10,922
AmeriSuites-Minneapolis,
   Minnesota                       1,312      7,421         873               90         92    1,312       7,511       965     9,788
AmeriSuites-Nashville,
   Tennessee                       1,622      8,452       1,198               52          9    1,622       8,504     1,207    11,333
Homewood Suites-Seattle,
   Washington                      2,640     17,769       1,760              268        262    2,640      18,037     2,022    22,699
Homewood Suites-Chicago,
   Illinois                                  29,052                        4,479      3,582               33,531     3,582    37,113
Homewood Suites-Orlando,
   Florida                         4,250     17,015                          365      2,841    4,250      17,380     2,841    24,471
Courtyard by Marriott-Houston,
   Texas                           2,193     12,005       2,123                                2,193      12,005     2,123    16,321
Construction in Progress           2,167                            25                         2,192         561               2,753
Corporate Office--Memphis, TN                                                           441                            441       441
                                --------   --------     -------    ---   -------    ------- --------    --------  --------  --------

                                $105,540   $646,622     $61,328    $60   $79,051    $53,821 $105,600    $725,673  $115,149  $946,422
                                ========   ========     =======    ===   =======    ======= ========    ========  ========  ========


                                        Accumulated      Net Book
                                        Depreciation       Value                       Life Upon
                                        Buildings and    Buildings and                   Which
                                         Improvements;   Improvements;                Depreciation
                                         Furniture &     Furniture &      Date of     In Statement
                                         Fixtures        Fixtures       Construction  Is Computed
                                        --------------   -------------  ------------  ------------
Hampton Inn-Aurora, Colorado                1,207             4,411        1985        5-31 Yrs.
Hampton Inn-Detroit (Madison
Heights), Michigan                          1,364             5,108        1987        5-31 Yrs.
Hampton Inn-Dublin, Ohio                    1,526             4,996        1988        5-31 Yrs.
Hampton Inn-Kansas City,
   Kansas                                   1,377             4,689        1987        5-31 Yrs.
Hampton Inn-Little Rock,
   Arkansas                                 1,607             6,646        1985        5-31 Yrs.
Hampton Inn-Memphis (Poplar),
   Tennessee                                2,050             8,692        1985        5-31 Yrs.
Hampton Inn-Memphis
   (Sycamore), Tennessee                    1,115             3,328        1984        5-31 Yrs.
Hampton Inn-Nashville
   (Briley), Tennessee                      1,923             6,965        1987        5-31 Yrs.
Hampton Inn-Richardson, Texas               1,931             7,034        1987        5-31 Yrs.
Hampton Inn-St. Louis, Missouri             1,595             4,766        1987        5-31 Yrs.
Homewood Suites-Germantown,
   Tennessee                                1,628             6,809        1986        5-31 Yrs.
Homewood Suites-Augusta,
   Georgia                                  1,208             4,123        1997        5-31 Yrs.
Residence Inn-Princeton,
   New Jersey                               4,216            17,020        1988        5-31 Yrs.
AmeriSuites-Cincinnati
(Blue Ash), Ohio                            1,551             6,720        1990        5-31 Yrs.
AmeriSuites-Cincinnati
   (Forest Park), Ohio                      1,599             6,135        1992        5-31 Yrs.
AmeriSuites-Columbus, Ohio                  1,981             7,464        1994        5-31 Yrs.
AmeriSuites-Flagstaff, Arizona              1,238             4,386        1993        5-31 Yrs.
AmeriSuites-Jacksonville,
   Florida                                  1,544             6,778        1996        5-31 Yrs.
AmeriSuites-Indianapolis,
   Indiana                                  1,234             5,682        1992        5-31 Yrs.
AmeriSuites-Miami, Florida                  2,248             9,869        1996        5-31 Yrs.
AmeriSuites-Overland Park,
   Kansas                                   2,025             8,064        1994        5-31 Yrs.
AmeriSuites-Richmond,
   Virginia                                 2,382            10,766        1992        5-31 Yrs.
AmeriSuites-Tampa, Florida                  2,067             9,965        1994        5-31 Yrs.
Hampton Inn-San Antonio, Texas              2,262            11,358        1995        5-31 Yrs.
Homewood Suites-Sharonville,
   Ohio                                     1,903             7,449        1990        5-31 Yrs.
Residence Inn-Boise, Idaho                  1,614             7,631        1986        5-31 Yrs.
Residence Inn-Portland, Oregon              3,967            21,844        1990        5-31 Yrs.
Hampton Inn & Suites-Memphis
   (Bartlett), Tennessee                    1,608             6,267        1998        5-31 Yrs.
Residence Inn-Somers Point,
   New Jersey                               1,899             7,742        1998        5-31 Yrs.
AmeriSuites-Albuquerque,
   New Mexico                               1,608             8,055        1997        5-31 Yrs.
AmeriSuites-Baltimore,
   Maryland                                 1,582             8,712        1996        5-31 Yrs.
AmeriSuites-Baton Rouge,
   Louisiana                                2,085             8,926        1997        5-31 Yrs.
AmeriSuites-Birmingham,
   Alabama                                  1,357             6,427        1997        5-31 Yrs.
AmeriSuites-Las Vegas, Nevada               3,204            16,145        1998        5-31 Yrs.
AmeriSuites-Memphis
   (Wolfchase), Tennessee                   1,533             7,000        1996        5-31 Yrs.
AmeriSuites-Miami (Kendall),
   Florida                                  1,640             9,282        1996        5-31 Yrs.
AmeriSuites-Minneapolis,
   Minnesota                                1,668             8,120        1997        5-31 Yrs.
AmeriSuites-Nashville,
   Tennessee                                2,007             9,326        1997        5-31 Yrs.
Homewood Suites-Seattle,
   Washington                               3,808            18,891        1998        5-31 Yrs.
Homewood Suites-Chicago,
   Illinois                                 5,953            31,160        1999        5-31 Yrs.
Homewood Suites-Orlando,
   Florida                                  3,520            20,946        1999        5-31 Yrs.
Courtyard by Marriott-Houston,
   Texas                                       68            16,258        2002        5-31 Yrs.
Construction in Progress                                      2,192
Corporate Office--Memphis, TN                 241               200        1999        7 Yrs
                                         --------          --------

                                         $206,276          $740,146
                                         ========          ========


(a)  Reconciliation of Real Estate:
     Balance at December 31, 2000                     $906,996
       Additions during the period                      12,991
       Sales during the period                          (1,168)
                                                      --------
     Balance at December 31, 2001                      918,819
       Additions during the period                      29,210
       Disposals during period                          (1,607)
                                                      --------

     Balance at December 31, 2002                     $946,422
                                                      ========

(b) Reconciliation of Accumulated Depreciation:
    Balance At December 31, 2000                      $134,585
       Depreciation expense during the period           32,344
       Depreciation on sales during the period               0
                                                      --------
     Balance at December 31, 2001                      166,929
       Depreciation expense during the period           40,954
       Disposals during period                          (1,607)
                                                      --------

     Balance at December 31, 2002                     $206,276
                                                      ========

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended December 31, 2002 and through the date of this report, there has been no change in the Company's independent accountants, nor have any disagreements with such accountants or reportable events occurred.


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

ITEM 14.  CONTROLS AND PROCEDURES

Company management, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of a date within 90 days of the filing of this annual report. Based on that evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer completed their evaluation.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Annual Report on Form 10-K:

(a) Financial Statements:

The following financial statements and financial statement schedules are located in this report on the pages indicated:

Equity Inns, Inc.                                                           Page

  Report of Independent Accountants                                          28
  Consolidated Balance Sheets at December 31, 2002 and 2001                  29
  Consolidated Statements of Operations for the years ended
    December 31, 2002, 2001 and 2000                                         30
  Consolidated Statements of Comprehensive Income for the
    years ended December 31, 2002, 2001 and 2000                             31
  Consolidated Statements of Shareholders' Equity for the
    years ended December 31, 2002, 2001 and 2000                             32
  Consolidated Statements of Cash Flows for the years ended
    December 31, 2002, 2001 and 2000                                         34
  Notes to Consolidated Financial Statements                                 35
  Schedule II -- Valuation and Qualifying Accounts for the years
    ended December 31, 2002, 2001 and 2000                                   50

  Schedule III - Real Estate and Accumulated Depreciation
    as of December 31, 2002                                                  51

All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted from this report.

(b) Reports on Form 8-K:

Five (5) reports on Form 8-K were filed by the Company with the SEC during the fourth quarter of 2002: (1) on October 17, 2002 under Item 9 to amend the report on Form 8-K dated May 2, 2002 in order to clarify that the information contained in such report shall not be deemed to be filed for the purpose of Section 18 of the Securities Exchange Act of 1934; (2) on October 17, 2002 under Item 9 to amend the report on From 8-K dated June 21, 2002 in order to clarify that the information contained in such report shall not be deemed to be filed for the purpose of Section 18 of the Securities Exchange Act of 1934; (3) on October 17, 2002 under Item 9 to amend the report on Form 8-K dated August 8, 2002 in order to clarify that the information contained in such report shall not be deemed to be filed for the purpose of Section 18 of the Securities Exchange Act of 1934; (4) on November 5, 2002 under Item 9 to report the issuance of a press release as to the Company's operating results for the third quarter of 2002; and (5) on November 13, 2002 under Item 9 to file the certifications of the Company's Chief Executive Officer and Chief Financial Officer required under the Sarbanes-Oxley Act of 2002.

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

10.10(a)--    Secured Revolving Credit Agreement dated as of October 26, 2000, by and among Equity Inns Partnership, L.P., Equity Inns/West
              Virginia Partnership, L.P. and Equity Inns Partnership II, L.P. as
              Borrower, Bank One, NA, Credit Lyonnais New York Branch, Bank of
              America, N.A., National Bank of Commerce, AmSouth Bank and Union
              Planters Bank, National Association,  as Lenders, Bank One, NA, as
              Administrative Agent, Banc One Capital Markets, Inc. as Co-Lead
              Arranger/Book Manager, Credit Lyonnais New York Branch as
              Syndication Agent and Co-Lead Arranger/Book Manager, and Bank of
              America N.A. as Documentation Agent (incorporated by reference to
              Exhibit 10.8 to the Company's Current Report on Form 8-K
              (Registration No. 01-12073) filed with the SEC on January 11,
              2001)

10.10(b)--    Waiver and Amendment to Credit Agreement dated as of December 4,
              2001 among Equity Inns Partnership, L.P., Equity Inns/West
              Virginia Partnership, L.P., Bank One, NA, Credit Lyonnais New York
              Branch, Bank of America, N.A., National Bank of Commerce, AmSouth
              Bank and Union Planters Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on
              December 12, 2001)

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
              Services, Inc., Equity Inns, Inc. and J. Ronald Cooper
              (incorporated by reference to Exhibit 10.21 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 2001
              (Registration No. 01-12073) filed with the SEC on March 25, 2002)

10.23   --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Richard F. Mitchell
              (incorporated by reference to Exhibit 10.22 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 2001
              (Registration No. 01-12073) filed with the SEC on March 25, 2002)

10.24   --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Michael K. Goforth
              (incorporated by reference to Exhibit 10.26 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1999
              (Registration No. 01-12073) filed with the SEC on March 17, 2000)

10.25   --    Equity Inns, Inc. Executive Deferred Compensation Plan
              (incorporated by reference to Exhibit 10.27 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1999
              (Registration No. 01-12073) filed with the SEC on March 17, 2000)

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
--------------
*  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 27th day of March, 2003.
                                                 EQUITY INNS, INC.


                                                 By:  /s/Phillip H. McNeill, Sr.
                                                      --------------------------
                                                      Phillip H. McNeill, Sr.
                                                      Chairman of the Board and
                                                      Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March, 2003.


         Signature                        Title                       Date
---------------------------      -----------------------------    --------------

/s/ Phillip H. McNeill, Sr.      Chairman of the Board and        March 27, 2003
---------------------------      Chief Executive Officer
Phillip H. McNeill, Sr.          (Principal Executive Officer)
                                 and Director


/s/ Howard A. Silver             President, Chief Operating       March 27, 2003
--------------------             Officer and Director
Howard A. Silver


/s/ Donald H. Dempsey            Executive Vice President,        March 27, 2003
---------------------            Secretary, Treasurer, Chief
Donald H. Dempsey                Financial Officer (Principal
                                 Financial and Accounting
                                 Officer) and Director

/s/ William A. Deupree, Jr.      Director                         March 27, 2003
---------------------------
William A. Deupree, Jr.


/s/ Harry S. Hays                Director                         March 27, 2003
-----------------
Harry S. Hays


/s/ Joseph W. McLeary            Director                         March 27, 2003
---------------------
Joseph W. McLeary


/s/ Raymond E. Schultz           Director                         March 27, 2003
----------------------
Raymond E. Schultz

                                CEO CERTIFICATION

I, Phillip H. McNeill, Sr., certify that:

1. I have reviewed this annual report on Form 10-K of Equity Inns, Inc. (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March 27, 2003                                /s/ Phillip H. McNeill, Sr.
                                                     ---------------------------
                                                     Phillip H. McNeill, Sr.
                                                     Chairman of the Board and
                                                     Chief Executive Officer

                                CFO CERTIFICATION

I, Donald H. Dempsey, certify that:

1. I have reviewed this annual report on Form 10-K of Equity Inns, Inc. (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March 27, 2003                                /s/ Donald H. Dempsey
                                                     ---------------------
                                                     Donald H. Dempsey
                                                     Executive Vice President,
                                                     Chief Financial Officer,
                                                     Secretary and Treasurer

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

10.10(a)--    Secured Revolving Credit Agreement dated as of October 26, 2000, by and among Equity Inns Partnership, L.P., Equity Inns/West
              Virginia Partnership, L.P. and Equity Inns Partnership II, L.P. as
              Borrower, Bank One, NA, Credit Lyonnais New York Branch, Bank of
              America, N.A., National Bank of Commerce, AmSouth Bank and Union
              Planters Bank, National Association,  as Lenders, Bank One, NA, as
              Administrative Agent, Banc One Capital Markets, Inc. as Co-Lead
              Arranger/Book Manager, Credit Lyonnais New York Branch as
              Syndication Agent and Co-Lead Arranger/Book Manager, and Bank of
              America N.A. as Documentation Agent (incorporated by reference to
              Exhibit 10.8 to the Company's Current Report on Form 8-K
              (Registration No. 01-12073) filed with the SEC on January 11,
              2001)

10.10(b)--    Waiver and Amendment to Credit Agreement dated as of December 4,
              2001 among Equity Inns Partnership, L.P., Equity Inns/West
              Virginia Partnership, L.P., Bank One, NA, Credit Lyonnais New York
              Branch, Bank of America, N.A., National Bank of Commerce, AmSouth
              Bank and Union Planters Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on
              December 12, 2001)

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
              Services, Inc., Equity Inns, Inc. and J. Ronald Cooper
              (incorporated by reference to Exhibit 10.21 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 2001
              (Registration No. 01-12073) filed with the SEC on March 25, 2002)

10.23   --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Richard F. Mitchell
              (incorporated by reference to Exhibit 10.22 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 2001
              (Registration No. 01-12073) filed with the SEC on March 25, 2002)

10.24   --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Michael K. Goforth
              (incorporated by reference to Exhibit 10.26 to the Company's

              Annual Report on Form 10-K for the year ended December 31, 1999 (Registration No. 01-12073) filed with the SEC on March 17, 2000)

10.25   --    Equity Inns, Inc. Executive Deferred Compensation Plan
              (incorporated by reference to Exhibit 10.27 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1999
              (Registration No. 01-12073) filed with the SEC on March 17, 2000)

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