Form 10-Q
period 2003-03-31
EQUITY INNS INC
filed 2003-05-13
CIK 916530

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
-----
  X             Quarterly Report Pursuant to Section 13 or 15(d) of
-----                  The Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2003    Commission File Number 01-12073


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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes   X      No
                                          -----       -----

         The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on May 9, 2003 was 40,545,657.

                                     1 of 26

                                EQUITY INNS, INC.

                                      INDEX


                                                                            PAGE

PART I.   Financial Information

   Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets - March 31, 2003
            (unaudited) and December 31, 2002                                  3

          Condensed Consolidated Statements of Operations
            (unaudited) - For the three months ended March 31,
            2003 and 2002                                                      4

          Condensed Consolidated Statements of Cash Flows
            (unaudited) - For the three months ended March 31,
            2003 and 2002                                                      5

          Notes to Condensed Consolidated Financial Statements                 7


   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             12

   Item 3.    Quantitative and Qualitative Disclosures About
              Market Risk                                                     21

   Item 4.    Controls and Procedures                                         22


PART II.      Other Information


   Item 6.    Exhibits and Reports on Form 8-K                                23

PART I.  Financial Information
   Item 1.  Financial Statements

                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            March 31,       December 31,
                                                             2003               2002
                                                          ------------      ------------
                                                          (unaudited)
ASSETS
Investment in hotel properties, net                       $723,822,053      $740,145,842
Cash and cash equivalents                                    9,207,020         5,916,209
Accounts receivable, net                                     5,204,751         4,142,901
Notes receivable, net                                        1,335,025         1,335,025
Deferred expenses, net                                       8,139,803         8,743,477
Deferred tax asset                                          12,119,000         9,777,000
Deposits and other assets                                    4,130,275         4,391,484
                                                          ------------      ------------

       Total assets                                       $763,957,927      $774,451,938
                                                          ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                                      $360,202,689      $362,881,131
Accounts payable and accrued expenses                       26,896,846        27,817,365
Distributions payable                                        6,508,576         6,505,528
Interest rate swaps                                          2,372,466         2,198,809
Minority interest in Partnership                             8,404,081         8,781,685
                                                          ------------      ------------

       Total liabilities                                   404,384,658       408,184,518
                                                          ------------      ------------

Commitments and contingencies

Shareholders' equity:

Preferred Stock, $.01 par value, 10,000,000 shares
  authorized, 2,750,000 shares issued and outstanding       68,750,000        68,750,000
Common Stock, $.01 par value, 100,000,000
  shares authorized, 41,268,167 and 41,220,639
  shares issued and outstanding                                412,682           412,206
Additional paid-in capital                                 446,107,647       445,793,107
Treasury stock, at cost, 747,600 shares                     (5,173,110)       (5,173,110)
Unearned directors' and officers' compensation                (439,838)         (545,528)
Distributions in excess of net earnings                   (147,711,646)     (140,770,446)
Accumulated other comprehensive income:
  Unrealized loss on interest rate swaps                    (2,372,466)       (2,198,809)
                                                          ------------      ------------

       Total shareholders' equity                          359,573,269       366,267,420
                                                          ------------      ------------

Total liabilities and shareholders' equity                $763,957,927      $774,451,938
                                                          ============      ============


                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                               For the Three Months Ended
                                                                       March 31,
                                                          ------------------------------------
                                                             2003                     2002
                                                          -----------              -----------
Revenue:
   Rooms                                                  $51,893,675              $52,745,752
   Other operating departments                              2,598,893                2,587,937
   Other revenue                                              106,463                  197,969
                                                          -----------              -----------
           Total revenue                                   54,599,031               55,531,658

Operating costs and expenses:
   Rooms                                                   14,838,153               14,710,739
   Other operating departments                              1,988,108                1,840,720
   Property operating costs                                16,973,615               16,825,957
   Property taxes and insurance                             4,660,261                4,346,775
   Depreciation                                             9,953,906               10,241,581
   Amortization of franchise fees                              75,963                   87,174
   General and administrative:
       Stock based or non-cash compensation                   131,735                  171,509
       Other general and administrative expenses            1,835,006                1,535,621
   Rental expense                                             222,787                  329,718
                                                          -----------              -----------
           Total operating expenses                        50,679,534               50,089,794
                                                          -----------              -----------

Operating income                                            3,919,497                5,441,864

   Amortization of debt costs                                 505,575                  511,035
   Interest                                                 7,119,650                7,443,075
                                                          -----------              -----------

Loss from continuing operations before minority
   interest and income taxes                               (3,705,728)              (2,512,246)

   Minority interest                                          (48,469)                 (73,381)
   Income tax benefit                                       2,342,000                1,804,000
                                                          -----------              -----------

Loss from continuing operations                            (1,315,259)                (634,865)

   Gain on sale of hotel properties                         1,274,544
                                                          -----------              -----------

Net loss                                                      (40,715)                (634,865)

   Preferred stock dividends                                1,632,813                1,632,813
                                                          -----------              -----------

Net loss applicable to common shareholders                $(1,673,528)             $(2,267,678)
                                                          ===========              ===========

Net loss per common share                                 $     (0.04)             $     (0.06)
                                                          ===========              ===========

Weighted average number of common shares                   40,512,582               37,054,812
                                                          ===========              ===========





                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                          For the Three Months Ended
                                                                                  March 31,
                                                                       -------------------------------
                                                                           2003               2002
                                                                       ------------        -----------
Cash flows from operating activities:
  Net loss                                                             $   (40,715)        $  (634,865)
  Adjustments to net income provided by operating activities:
      Gain on sale of hotel properties                                  (1,274,544)
      Depreciation and amortization                                     10,029,869          10,328,755
      Amortization of loan costs                                           505,575             511,035
      Amortization of unearned directors' and officers' compensation       105,690             149,355
      Directors' stock-based compensation                                   26,045              22,154
      Income tax benefit                                                (2,342,000)         (1,804,000)
      Minority interest                                                    (48,469)            (73,381)
  Changes in assets and liabilities:
        Accounts receivable                                             (1,061,850)         (3,072,961)
        Due from Lessees                                                                       162,265
        Notes receivable                                                                      (407,633)
        Deposits and other assets                                          261,209          (1,510,410)
        Accounts payable and accrued expenses                             (808,321)          1,570,054
                                                                       -----------         -----------
          Net cash provided by operating activities                      5,352,489           5,240,368
                                                                       -----------          ----------

Cash flows from investing activities:
  Improvements and additions to hotel properties                        (2,690,470)         (1,418,120)
  Cash paid for franchise applications                                                        (116,601)
  Proceeds from sale of hotel properties                                10,358,577
                                                                       -----------         -----------
          Net cash provided by (used in) investing activities            7,668,107          (1,534,721)
                                                                       -----------         -----------

Cash flows from financing activities:
  Gross proceeds from public offering of common stock                                       28,520,000
  Payment of offering expenses                                                              (1,497,300)
  Distributions paid                                                    (7,049,799)         (1,632,813)
  Cash paid for loan costs                                                  (1,544)           (125,798)
  Proceeds from borrowings                                              13,625,000           8,578,885
  Payments on debt                                                     (16,303,442)        (33,373,371)
                                                                       -----------         -----------
          Net cash (used in) provided by financing activities           (9,729,785)            469,603
                                                                       -----------         -----------

Net increase in cash                                                     3,290,811           4,175,250
Cash and cash equivalents at beginning  of period                        5,916,209           4,358,787
                                                                       -----------         -----------

Cash and cash equivalents at end of period                             $ 9,207,020         $ 8,534,037
                                                                       ===========         ===========







                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

Supplemental disclosure of noncash investing and financing activities:

During January 2003, the Company issued to one of its officers, 19,081 shares of common stock at $5.88 per share under the 1994 Stock Incentive Plan in lieu of cash as a performance bonus.

During January 2003, 24,077 units of limited partnership interest in the partnership ("Units") were exchanged for an identical number of shares of common stock by certain limited partners.

During the quarter ended March 31, 2003, the Company issued 4,370 shares of common stock at prices ranging from $5.82 to $6.02 per share to its independent directors in lieu of cash as compensation.

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

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                             -----------------------

1.     Organization

       Equity Inns, Inc. (the "Company") is a hotel real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at March 31, 2003 owned an approximate 97.2% interest in the Partnership.

       On January 1, 2001, the REIT Modernization Act ("RMA") went into effect. Among other things, the RMA permits a REIT to form taxable REIT subsidiaries ("TRS") that lease hotels from the REIT provided that the hotels continue to be managed by unrelated third parties. Effective January 1, 2001, the Company completed transactions that resulted in its newly formed TRSs acquiring leases for the 77 hotels that were previously leased by subsidiaries of Interstate Hotels Corporation ("Interstate"). Effective January 1, 2002, the Company completed transactions that resulted in its newly formed TRSs acquiring leases for the remaining 19 hotels that were previously leased by subsidiaries of Prime Hospitality Corporation ('"Prime"). By acquiring these leases through its TRSs, the Company acquired the economic benefits and risks of the operations of these hotels and began reporting hotel revenues and expenses rather than percentage lease revenues.

       The managers of the Company's hotels are as follows:

                                                    Number of Hotels

           Interstate Hotels Corporation                  52
           Promus Hotels, Inc.                            18
           Prime Hospitality Corporation                  19
           Other                                           6
                                                          --

                                                          95
                                                          ==

       The management agreements with Prime's subsidiaries are structured to provide the TRS Lessees minimum net operating income at each of the 19 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of the 19 AmeriSuites hotels. As the manager, the Prime subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, to a maximum of 6.5% of gross hotel revenues. If the management fee exceeds 6.5% of gross hotel revenue, the Prime subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Prime's subsidiaries are required to contribute 25% of the shortfall in net operating income to the Company. Management records such shortfall contributions as revenue when all contingencies related to

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)
                             -----------------------


1.     Organization, Continued

       such amounts have been resolved. The result of this policy is that shortfall contributions, if any, are recorded annually by the Company in the fourth quarter. The management contracts for the Company's remaining 76 hotels have terms ranging up to five years and generally provide for payment of management fees equal to a percentage of hotel revenues and an incentive fee consisting of a percentage of gross operating profits in excess of budget.

       These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

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

       Potential dilutive securities included in the Company's calculation of diluted earnings per share include shares issuable upon exercise of stock options. All of the options to purchase shares of the Company's common stock that were outstanding during the three months ended March 31, 2003 and 2002 were not included in the computation of diluted EPS because their effect would have been anti-dilutive.

       Stock Based Compensation

       The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company will

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)
                             -----------------------


2.     Summary of Significant Accounting Policies, Continued

       apply the fair value based method of accounting for stock-based employee compensation prospectively to all awards granted, modified or settled beginning January 1, 2003.

       There were no grants of options to purchase shares of common stock or units made during the three months ended March 31, 2003 and 2002. Accordingly, under SFAS No. 148, there was no impact on the Company's net loss and losses per share or unit for the three months ended March 31, 2003 and 2002, respectively.

3.     Debt

       The following details the Company's debt outstanding at March 31, 2003:

                                                                  Interest
                                                                    Rate                     Maturity
                                                              -----------------              --------

       Commercial Mortgage Bonds
          Class A                    $  4,900,098             6.83%       Fixed              Nov 2006
          Class B                      50,600,000             7.37%       Fixed              Dec 2015
          Class C                      10,000,000             7.58%       Fixed              Feb 2017
                                     ------------
                                       65,500,098

       Line of Credit                  87,700,000            LIBOR plus   Variable           Oct 2003
                                                             Percentage

       Mortgage                        92,176,246             8.37%       Fixed              July 2009
       Mortgage                        67,628,684             8.25%       Fixed              Nov 2010
       Mortgage                        34,972,055             8.25%       Fixed              Nov 2010
       Mortgage                         2,977,500             8.50%       Fixed              Nov 2005
       Mortgage                         5,606,686            10.00%       Fixed              Sept 2005
       Mortgage                         3,641,420             6.37%       Fixed              Nov 2016
                                     ------------

                                     $360,202,689
                                     ============

       The Company's collateralized line of credit (the "Line of Credit") has a borrowing capacity of $125 million and bears interest at a variable rate of LIBOR plus 1.5%, 1.75%, 2.0%, 2.25%, 2.5%, 2.75% or 3.0% as determined by the Company's percentage of total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the loan agreement (the "Percentage"). The Percentage is reviewed quarterly and the interest rate is adjusted as necessary. At March 31, 2003, the interest rate on the Line of Credit was LIBOR (1.31% at March 31, 2003) plus 2.75%. Fees ranging from .25% to .55%, as determined by the Company's ratio of total indebtedness to EBITDA, are paid quarterly on the unused portion of the Line of Credit. The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, and total indebtedness limitations. At March 31, 2003, the Company was in compliance with all covenants contained in the Line of Credit.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)
                             -----------------------


4.     Interest Rate Swap Contracts

       On March 20, 2003, the Company entered into an interest rate swap agreement with a financial institution on a notional amount of $25 million. The agreement becomes effective November 2003 and expires in November 2008. The agreement effectively fixes the interest rate on the first $25 million of floating rate debt outstanding under the Line of Credit at a rate of 3.875% plus the interest rate spread on the Line of Credit, thus reducing exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Company. The differences to be paid or received by the Company under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

       On March 20, 2003, the Company entered into an interest rate swap agreement with a financial institution on a notional amount of $25 million. The agreement becomes effective in November 2003 and expires in November 2006. The agreement effectively fixes the interest rate on the second $25 million of floating rate debt outstanding under the Line of Credit at a rate of 3.22% plus the interest rate spread on the Line of Credit, thus reducing exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Company. The differences to be paid or received by the Company under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

5.     Comprehensive Income

       SFAS No. 130, "Reporting Comprehensive Income", requires the disclosure of the components included in comprehensive income (loss). For the three months ended March 31, 2003, the Company's comprehensive loss was $214,372, comprised of a net loss of $40,715 and the change in the unrealized loss on its interest rate swap of $173,657. For the three months ended March 31, 2002, the Company's comprehensive income was $95,688, comprised of a net loss of $634,865 offset by the change in the unrealized loss on its interest rate swap of $730,553.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)
                             -----------------------



6.     Income Taxes

       The Company's income tax benefit related to its TRS Lessee subsidiaries consists of the following:
                                              2003               2002
                                          ------------       ------------
                  Deferred:
                     Federal              $(2,095,000)       $(1,614,000)
                     State                   (247,000)          (190,000)
                                          -----------        -----------

                  Total                   $(2,342,000)       $(1,804,000)
                                          ===========        ===========

       The TRS Lessees' net deferred tax asset of $12,119,000 is comprised of net operating loss carry-forwards which expire beginning on December 31, 2021. The Company believes that the TRS Lessees will generate sufficient future taxable income to realize this deferred tax asset in full. Accordingly, no valuation allowance has been recorded at March 31, 2003.


       The difference between the TRS Lessees' effective income tax rate and the statutory Federal income tax rate is as follows:

                                                 2003             2002
                                                 ----             ----

                  Statutory Federal rate         34.0%           34.0%
                  State income taxes              4.0%            4.0%
                                                 ----            ----

                  Effective tax rate             38.0%           38.0%
                                                 ====            ====

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations


                                   BACKGROUND

The following chart summarizes information regarding the Company's hotels by service type and franchise affiliation at March 31, 2003:

                                               Number of              Number of
   Franchise Affiliation                    Hotel Properties        Rooms/Suites
   ---------------------                    ----------------        ------------
   Premium Limited Service Hotels:
        Hampton Inn                              47                     5,905
        Holiday Inn Express                       1                       101
        Comfort Inn                               2                       245
                                                 --                    ------
             Sub-total                           50                     6,251
                                                 --                    ------

   All-Suite Hotels:
        AmeriSuites                              19                     2,403

   Premium Extended Stay Hotels:
        Residence Inn                            11                     1,351
        Homewood Suites                           9                     1,295
                                                 --                    ------
             Sub-total                           20                     2,646
                                                 --                    ------

   Full Service Hotels:
        Holiday Inn                               4                       557
        Comfort Inn                               1                       177
        Courtyard by Marriott                     1                       176
                                                 --                    ------
             Sub-total                            6                       910
                                                 --                    ------

                    Total                        95                    12,210
                                                 ==                    ======

Equity Inns Partnership, L.P., (the "Partnership") and its affiliates lease all 95 of the Company's hotels to wholly-owned taxable REIT subsidiaries of the Company (the "TRS Lessees"). The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the general partner of the Partnership and at March 31, 2003 owned an approximate 97.2% interest in the Partnership.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

Hotel revenue decreased 1.5% for the quarter from $55.3 million to $54.5 million, due primarily to the continuing effects of a slow economy and the uncertainty of armed conflict in Iraq. For the quarter, revenue per available room declined 2.2% due to a 1.7% decline in average daily rate and a decline of ..3% in occupancy.

Hotel operating expenses for rooms and other operating departments increased 1.7% for the quarter from $16.6 million to $16.8 million. The primary factor driving this increase in cost over the prior quarter was increased payroll and employee benefit costs. This coupled with the stability of the occupancy levels accompanied by the decrease in the average daily rate, resulted in a decline in profit margins.

Other revenue decreased by approximately $92,000 as compared to the same period last year, due primarily to a decrease in the income received from the provision of certain management services to the Company's joint venture partner, GHII, LLC.

Property operating costs increased over the prior quarter by approximately $148,000, or .9%, due primarily to increases in energy costs and marketing expenses which were partially offset by an increase in the amount of supplemental income received from one of the Company's management companies on hotels that did not perform to the level of minimum income thresholds.

Property taxes and insurance increased over the prior quarter by approximately $313,000, or 7.2%, due primarily to increases in the cost of providing insurance coverage in this post September 11, 2001 economic environment.

Depreciation expense decreased slightly as compared to the same period last year, due primarily to certain components being fully depreciated in prior periods.

Amortization of franchise fees decreased by approximately $11,000 due primarily to extensions of certain of the Company's hotel franchise licenses for extended periods and to the sale of two hotels in January 2003.

General and administrative expenses, including non-cash compensation, increased approximately $260,000 over the prior quarter, due primarily to increased professional fees relating to the formation of the TRS entities.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


RESULTS OF OPERATIONS, Continued

Rental expense decreased by approximately $107,000, as compared to the prior quarter.

Amortization of debt costs remained relatively stable, as compared to the prior quarter.

Interest expense decreased by approximately $323,000 as compared to the prior quarter, due to the decrease in average borrowings outstanding from $386.0 million to $361.6 million, offset by an increase in the weighted average interest rate for the quarter, which increased from 7.82% to 7.98%. The decrease in average borrowings is due primarily to the sale of approximately 3.6 million shares of common stock in March 2002, with the proceeds of approximately $26.9 million being used to reduce outstanding debt.

Income tax benefit increased $538,000 over the prior quarter as taxable REIT subsidiaries incurred larger losses.

Gain on sale of hotel properties relates to the sale of two hotels in January 2003.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash to meet its cash requirements, including distributions to its shareholders and repayments of indebtedness, is from the results of operations of the Hotels. For the three months ended March 31, 2003, net cash flow provided by operating activities was $5.4 million and FFO was $7.0 million. The Company currently expects that its operating cash flow will be sufficient to fund its continuing operations, including its required debt service obligations (other than the maturity of the Line of Credit which we expect to refinance in 2003 as discussed below) and distributions to shareholders required to maintain its status as a REIT. The Company expects to fund any short-term liquidity requirements above our operating cash flows through short-term borrowings under its Line of Credit.

The Company may make additional investments in hotel properties and may incur, or cause the Partnership to incur, indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Internal Revenue Code of 1986 (the "Code") to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's Board of Directors has adopted a policy limiting aggregate indebtedness to 45% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness. This policy may be amended at any time by the Board of Directors without a shareholder vote.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


LIQUIDITY AND CAPITAL RESOURCES, Continued

At March 31, 2003, the Company had outstanding debt of approximately $360.2 million, including $87.7 million under the Line of Credit, leaving approximately $31.7 million available for borrowings under the Line of Credit, after consideration of outstanding letters of credit. The Company's consolidated indebtedness was 38.4% of its investment in hotels, at cost, at March 31, 2003.

The following details our debt outstanding at March 31, 2003:

                                                                   Interest
                                                                     Rate                    Maturity
                                                              -----------------              --------
       Commercial Mortgage Bonds
          Class A                    $  4,900,098             6.83%       Fixed              Nov 2006
          Class B                      50,600,000             7.37%       Fixed              Dec 2015
          Class C                      10,000,000             7.58%       Fixed              Feb 2017
                                     ------------
                                       65,500,098

       Line of Credit                  87,700,000            LIBOR plus   Variable           Oct 2003
                                                             Percentage

       Mortgage                        92,176,246             8.37%       Fixed              July 2009
       Mortgage                        67,628,684             8.25%       Fixed              Nov 2010
       Mortgage                        34,972,055             8.25%       Fixed              Nov 2010
       Mortgage                         2,977,500             8.50%       Fixed              Nov 2005
       Mortgage                         5,606,686            10.00%       Fixed              Sept 2005
       Mortgage                         3,641,420             6.37%       Fixed              Nov 2016
                                     ------------

                                     $360,202,689
                                     ============

The Line of Credit has a borrowing capacity of $125 million. The weighted average interest rate incurred by the Company during the three months ended March 31, 2003 was 7.98%. Payment of outstanding indebtedness under the Line of Credit is due at maturity in October 2003. This indebtedness must be refinanced on or before its maturity date. Although the Company believes it will be successful in refinancing this obligation prior to maturity, there can be no assurance that the Company will be able to complete the required refinancing, or that refinancing will be available on terms that the Company considers to be in the best interest of its shareholders. If the indebtedness is not refinanced, the Company will be in default, and the holder of such indebtedness will be entitled to the remedies provided in the debt instruments. Such an event would have a material adverse effect on the Company's financial condition and results of operations. The Company's success in refinancing this indebtedness will be dependent upon a number of factors, including general economic and political conditions, property appraisals and the general condition of the capital markets.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


LIQUIDITY AND CAPITAL RESOURCES, Continued

On March 20, 2003, the Company entered into an interest rate swap agreement with a financial institution on a notional amount of $25 million. The agreement becomes effective November 2003 and expires in November 2008. The agreement effectively fixes the interest rate on the first $25 million of floating rate debt outstanding under the Line of Credit at a rate of 3.875% plus the interest rate spread on the Line of Credit, thus reducing exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Company. The differences to be paid or received by the Company under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

On March 20, 2003, the Company entered into an interest rate swap agreement with a financial institution on a notional amount of $25 million. The agreement becomes effective in November 2003 and expires in November 2006. The agreement effectively fixes the interest rate on the second $25 million of floating rate debt outstanding under the Line of Credit at a rate of 3.22% plus the interest rate spread on the Line of Credit, thus reducing exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Company. The differences to be paid or received by the Company under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

During the three months ended March 31, 2003, the Company invested $2.7 million to fund capital improvements to its hotels, including replacement of carpets, drapes, renovation of common areas and improvements of hotel exteriors. In addition, the Company expects to fund an additional $13.3 million during the remainder of 2003 for capital improvements. The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowings under the Line of Credit. Under certain of its loan agreements, the Partnership is obligated to fund 4% of room revenues per quarter on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the Hotels.

The Company intends to fund cash distributions to shareholders and limited partners principally out of cash generated from operations. The Company may incur, or cause its subsidiaries to incur, indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code including the requirements that a REIT distribute to its shareholders annually at least 90% of its taxable income to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's decision to pay a quarterly common dividend will be determined each quarter, at the discretion of the Board of Directors, based upon the operating results of that quarter, economic conditions, and other operating trends.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


LIQUIDITY AND CAPITAL RESOURCES, Continued

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisition, through long-term secured and unsecured borrowings, the issuance of additional equity securities of the Company or, in connection with acquisitions of hotel properties, the issuance of Partnership Units. Under the Partnership's limited partnership agreement (the "Partnership Agreement"), subject to certain holding period requirements, holders of Units in the Partnership have the right to require the Partnership to redeem their units. During the three months ended March 31, 2003, 24,077 Units were tendered for redemption. Under the Partnership Agreement, the Company has the option to redeem Units tendered for redemption on a one-for-one basis for shares of Common Stock or for an equivalent amount of cash. The Company anticipates that it will acquire any Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock and, to date, has registered such shares so as to be freely tradeable by the recipient.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


FUNDS FROM OPERATIONS, Continued

The following reconciliation of net loss to FFO illustrates the difference in the two measures of operating performance:

                                                             Three Months Ended
                                                                  March 31,
                                                   ---------------------------------------
                                                       2003                       2002
                                                   ------------                -----------
Net loss                                           $  (40,715)                 $ (634,865)
Less:
    Preferred stock dividends                      (1,632,813)                 (1,632,813)
    Gain on sale of hotel properties               (1,274,544)
Add:
    Minority interest in partnership                  (48,469)                    (73,381)
    Depreciation of buildings, furniture
        and equipment                               9,953,906                  10,241,581
    Deferred lease revenue
                                                   ----------                  ----------

    Funds From Operations                          $6,957,365                  $7,900,522
                                                   ==========                  ==========

Weighted average number of outstanding
    shares of Common Stock and Units of
    the Partnership                                41,685,927                  38,253,888
                                                   ==========                  ==========

                                    INFLATION

Operators of hotels, including any third-party managers retained by the TRS Lessees, in general possess the ability to adjust room rates quickly. However, competitive pressures, a slow economy, the continued effects of September 11, 2001, armed conflict in Iraq and possible further large-scale armed conflict or acts of terrorism have limited and may in the future limit the ability of the third- party managers retained by the TRS Lessees to raise room rates in response to inflation.

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

the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from the results or achievement expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following: the ability of the Company to cope with domestic economic and political disruption and Federal and state governmental regulations or war, terrorism, states of emergency or similar activities such as those resulting from the terrorist attacks occurring on September 11, 2001; the ability of the Company to successfully implement its operating strategy; changes in economic cycles; competition from other hospitality companies; and changes in the laws and government regulations applicable to the Company. Risk factors relating to such forward-looking statements are contained from time to time in the Company's filings with the SEC, including the Company's Current Report on Form 8-K dated March 27, 2003 filed under the Securities Exchange Act of 1934, as amended. The Company is not obligated to update any such forward-looking statements or risk factors.

                                   SEASONALITY

The hotel industry is seasonal in nature. The Company's hotel operations historically reflect higher occupancy rates and ADR during the second and third quarters. This seasonality can be expected to cause fluctuations in quarterly operating income. To the extent that cash flow from the hotels for a quarter is insufficient to fund all of the distributions for such quarter, the Company may fund seasonal-related shortfalls with available cash or borrowing under the Line of Credit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain financial market risks, the most predominant of which is the fluctuation in interest rates. At March 31, 2003, the Company's exposure to market risk for a change in interest rates is related solely to its debt outstanding under the Line of Credit. Total debt outstanding under the Line of Credit totaled $87.7 million at March 31, 2003.

The Company's Line of Credit bears interest at a variable rate of LIBOR plus 1.5%, 1.75%, 2.0%, 2.5%, 2.75% or 3.0% as determined by the Company's percentage of total debt to earnings before interest, taxes, depreciation and amortization, as defined in the loan agreement (the "Percentage"). At March 31, 2003, the interest rate on the line of credit was LIBOR (1.31% at March 31, 2003) plus 2.75%. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable through such arrangements and derivative financial instruments such as interest rate swaps, to effectively lock the interest rate on a portion of its variable rate debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

On March 20, 2003, the Company entered into an interest rate swap agreement with a financial institution on a notional amount of $25 million. The agreement becomes effective November 2003 and expires in November 2008. The agreement effectively fixes the interest rate on the first $25 million of floating rate debt outstanding under the Line of Credit at a rate of 3.875% plus the interest rate spread on the Line of Credit, thus reducing exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Company. The differences to be paid or received by the Company under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

On March 20, 2003, the Company entered into an interest rate swap agreement with a financial institution on a notional amount of $25 million. The agreement becomes effective in November 2003 and expires in November 2006. The agreement effectively fixes the interest rate on the second $25 million of floating rate debt outstanding under the Line of Credit at a rate of 3.22% plus the interest rate spread on the Line of Credit, thus reducing exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Company. The differences to be paid or received by the Company under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

Thus, at March 31, 2003, the Company has $37.7 million of variable rate debt outstanding under the Line of Credit that was exposed to fluctuations in the market rate of interest.

The Company's Line of Credit matures in October 2003. As discussed above, the Company's Line of Credit bears interest at variable rates, and therefore, cost approximates market value. As of March 31, 2003, the fair value liability of the Company's interest rate swaps was approximately $2.4 million.

The Company's operating results are affected by changes in interest rates, primarily as a result of its borrowing under the Line of Credit. If interest rates increased by 25 basis points, the Company's interest expense for the three months ended March 31, 2003 would have increased by approximately $23,600, based on balances outstanding during the period ended March 31, 2003.


Item 4.  Controls and Procedures

The Company has established internal controls and procedures as defined in Exchange Act Rules 13a- 14(c) and 15d-14(c). As of May 9, 2003, the Company completed an evaluation of the effectiveness of the design and operation of the Company's controls and procedures pursuant to such Exchange Act rules under the supervision of and with the participation of the Company's management, including Phillip H. McNeill, Sr., the Company's chief executive officer ("CEO"), and Donald H. Dempsey, the Company's chief financial officer ("CFO"). Based on that evaluation, the CEO and the CFO have concluded that the Company's controls and procedures were effective as of May 9, 2003.

No significant changes in the Company's internal controls or in other factors that could significantly affect these controls after May 9, 2003 have occurred, and no corrective actions with regards to significant deficiencies and material weaknesses were required.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits -- The following exhibits were filed with this Quarterly Report on Form 10-Q:

         99.1 -- Certification of Phillip H. McNeill, Sr., Chief Executive Officer of Equity Inns, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 and dated May 13, 2003

         99.2 -- Certification of Donald H. Dempsey, Chief Financial Officer of Equity Inns, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 and dated May 13, 2003

(b) Reports on Form 8-K -- During the period covered by this Quarterly Report on Form 10-Q, the Company filed the following two (2) Current Reports on Form 8-K:

         (1) Current Report on Form 8-K dated February 13, 2003 and filed on February 18, 2003, reporting the issuance of a press release reporting the Company's fourth quarter and year-end results for 2001 (no financial information required).

         (2) Current Report on Form 8-K dated March 27, 2003 and filed on March 27, 2003, disclosing the Company's annual updated material risk factors (no financial information required).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Equity Inns, Inc.



   May 13, 2003                     By:  /s/Donald H. Dempsey
------------------                  --------------------------------------------
       Date                         Donald H. Dempsey
                                    Executive Vice President, Secretary,
                                    Treasurer, and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

(a) CEO CERTIFICATION

I, Phillip H. McNeill, Sr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Equity Inns, Inc. (the "Company");

2. Based on my knowledge, the financial statements and other financial information included in this quarterly report do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in the financial statements and other financial information included in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  May 13, 2003                                  /s/ Phillip H. McNeill, Sr.
                                                     ---------------------------
                                                     Phillip H. McNeill, Sr.
                                                     Chairman of the Board and
                                                     Chief Executive Officer

(b) CFO CERTIFICATION

I, Donald H. Dempsey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Equity Inns, Inc. (the "Company");

2. Based on my knowledge, the financial statements and other financial information included in this quarterly report do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in the financial statements and other financial information included in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  May 13, 2003                                  /s/ Donald H. Dempsey
                                                     ---------------------------
                                                     Donald H. Dempsey
                                                     Executive Vice President,
                                                     Chief Financial Officer,
                                                     Secretary and Treasurer