Form 10-Q
period 2003-06-03
EQUITY INNS INC
filed 2003-08-13
CIK 916530

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
-----
  X            Quarterly Report Pursuant to Section 13 or 15(d) of
-----                  The Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2003     Commission File Number 01-12073


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


                                 Not Applicable
                                 --------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

         The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on August 8, 2003 was 40,554,718.

                                     1 of 32

                                EQUITY INNS, INC.

                                      INDEX


                                                                            PAGE

PART I.   Financial Information

   Item 1.  Financial Statements


      Condensed Consolidated Balance Sheets - June 30, 2003 (unaudited)
        and December 31, 2002                                                  3

      Condensed Consolidated Statements of Operations (unaudited) -
        For the three and six months ended June 30, 2003 and 2002              4

      Condensed Consolidated Statements of Cash Flows (unaudited) -
        For the three and six months ended June 30, 2003 and 2002              5

      Notes to Condensed Consolidated Financial Statements                     7


   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         15

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk        28

   Item 4.  Controls and Procedures                                           29


PART II.  Other Information


   Item 5.    Submission of Matters to a Vote of Security Holders             30

   Item 6.    Exhibits and Reports on Form 8-K                                30

PART I.  Financial Information
   Item 1.  Financial Statements

                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               June 30,               December 31,
                                                                 2003                     2002
                                                             ------------             ------------
                                                             (unaudited)
ASSETS
Investment in hotel properties, net                          $699,282,187             $740,145,842
Assets held for sale                                           14,522,502
Cash and cash equivalents                                       8,672,181                5,916,209
Accounts receivable, net                                        6,098,027                4,142,901
Notes receivable, net                                           1,335,025                1,335,025
Deferred expenses, net                                          8,670,681                8,743,477
Deferred tax asset                                             13,267,000                9,777,000
Deposits and other assets                                       6,817,859                4,391,484
                                                             ------------             ------------

       Total assets                                          $758,665,462             $774,451,938
                                                             ============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                                         $364,138,594             $362,881,131
Accounts payable and accrued expenses                          24,809,230               27,817,365
Distributions payable                                           6,509,142                6,505,528
Interest rate swap                                              2,958,786                2,198,809
Minority interest in Partnership                                8,011,763                8,781,685
                                                             ------------             ------------

       Total liabilities                                      406,427,515              408,184,518
                                                             ------------             ------------

Commitments and Contingencies

Shareholders' equity:

Preferred Stock, $.01 par value, 10,000,000 shares
  authorized, 2,750,000 shares issued and outstanding          68,750,000               68,750,000
Common Stock, $.01 par value, 100,000,000
  shares authorized, 41,299,965 and 41,220,639
  shares issued and outstanding                                   413,000                  412,206
Additional paid-in capital                                    446,328,565              445,793,107
Treasury stock, at cost, 747,600 shares                        (5,173,110)              (5,173,110)
Unearned directors' and officers' compensation                   (334,148)                (545,528)
Distributions in excess of net earnings                      (154,787,574)            (140,770,446)
Accumulated other comprehensive income:
  Unrealized loss on interest rate swap                        (2,958,786)              (2,198,809)
                                                             ------------             ------------

       Total shareholders' equity                             352,237,947              366,267,420
                                                             ------------             ------------

Total liabilities and shareholders' equity                   $758,665,462             $774,451,938
                                                             ============             ============


                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                         Three Months Ended                    Six  Months Ended
                                                              June 30,                              June 30,
                                                    -----------------------------      -------------------------------
                                                        2003              2002              2003              2002
                                                    -----------       -----------      ------------       ------------
Revenue:
   Rooms                                            $58,998,404       $59,126,062      $109,121,227       $109,312,144
   Other operating departments                        2,940,777         2,914,687         5,465,056          5,397,616
   Other revenue                                        256,714           309,245           363,177            507,214
                                                    -----------       -----------      ------------       ------------
       Total revenue                                 62,195,895        62,349,994       114,949,460        115,216,974
                                                    -----------       -----------      ------------       ------------

Operating costs and other expenses:
   Property operating costs                          33,924,089        34,349,272        64,547,666         64,251,979
   Other operating departments                        2,153,738         1,987,477         4,076,054          3,698,236
   Property taxes and insurance                       4,222,088         4,484,897         8,757,615          8,641,547
   Depreciation                                       9,662,676         9,739,989        19,328,552         19,510,654
   Amortization of franchise fees                        72,783            85,379           145,566            168,758
   General and administration expenses:
       Stock based or non-cash compensation             133,293           172,727           265,028            344,236
       Other general and administrative expenses      1,581,812         1,288,956         3,416,818          2,824,577
   Rental expense                                       223,638           330,566           446,425            660,284
                                                    -----------       -----------      ------------       ------------
       Total operating expenses                      51,974,117        52,439,263       100,983,724        100,100,271
                                                    -----------       -----------      ------------       ------------

Operating income                                     10,221,778         9,910,731        13,965,736         15,116,703

   Amortization of debt costs                           903,264           511,035         1,408,839          1,022,070
   Interest                                           6,971,405         7,057,885        13,914,516         14,324,421
                                                    -----------       -----------      ------------       ------------

Income (loss) from continuing operations before
   minority interest and income taxes                 2,347,109         2,341,811        (1,357,619)          (229,788)

   Minority interest                                     50,714            68,359             2,245             (5,022)
   Income tax benefit                                 1,079,417         1,278,617         3,307,194          2,968,191
                                                    -----------       -----------      ------------       ------------

Income from continuing operations                     3,375,812         3,552,069         1,947,330          2,743,425
                                                    ------------      -----------      -------------      ------------

Discontinued operations:
   Gain on sale of hotel properties                                                       1,274,544
   Loss on impairment of hotels held for sale        (3,556,067)                         (3,556,067)
   Income from operations of discontinued
     operations                                           8,949           186,171           122,172            359,950
                                                    -----------       -----------      ------------       ------------
   Income (loss) from discontinued operations        (3,547,118)          186,171        (2,159,351)           359,950
                                                     ----------       -----------      ------------       ------------

Net income (loss)                                      (171,306)        3,738,240          (212,021)         3,103,375

Preferred stock dividends                             1,632,813         1,632,813         3,265,626          3,265,626
                                                    -----------       -----------     -------------       ------------

Net income (loss) applicable to common
   shareholders                                     $(1,804,119)      $ 2,105,427      $ (3,477,647)      $   (162,251)
                                                    ===========       ===========      ============       ============

Net income (loss) share data:
   Basic  and diluted income (loss) per share
       from continuing operations                   $      0.05       $      0.05      $      (0.03)      $      (0.01)
   Discontinued operations                                (0.09)             0.00             (0.06)              0.01
                                                    ===========       ===========      ============       ============

Net income (loss) per common share                  $     (0.04)      $      0.05      $      (0.09)      $       0.00
                                                    ===========       ===========      ============       ============

Weighted average number of common shares
   outstanding, diluted                              40,548,562        40,468,528        40,530,671         38,770,884
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

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                 For the Six Months Ended
                                                                                         June 30,
                                                                            ---------------------------------
                                                                               2003                  2002
                                                                            -----------           -----------
Cash flows from operating activities:
  Net income (loss)                                                         $  (212,021)          $ 3,103,375
  Adjustments to net income provided by operating activities:
      Gain on sale of hotel properties                                       (1,274,544)
      Loss on impairment of hotels held for sale                              3,556,067
      Depreciation and amortization                                          20,056,538            20,673,424
      Amortization of loan costs                                              1,408,839             1,022,070
      Amortization of unearned directors' and officers' compensation            211,380               298,710
      Directors' stock-based compensation                                        53,648                45,527
      Income tax benefit                                                     (3,490,000)           (3,175,000)
      Minority interest                                                           2,245                (5,021)
  Changes in assets and liabilities:
        Accounts receivable                                                  (1,955,126)           (3,365,626)
        Due from Lessees                                                                              162,265
        Notes receivable                                                                             (407,633)
        Deposits and other assets                                            (2,426,375)           (2,460,251)
        Accounts payable and accrued expenses                                (2,805,939)            4,262,752
                                                                            -----------           -----------
               Net cash provided from operating activities                   13,124,712            20,154,592
                                                                            -----------           -----------

Cash flows from investing activities:
  Improvements and additions to hotel properties                             (6,162,364)           (3,005,706)
  Cash paid for franchise applications                                                               (116,601)
  Proceeds from sale of hotel properties                                     10,358,577
                                                                            -----------           -----------
                Net cash provided by (used in) investing activities           4,196,213            (3,122,307)
                                                                            -----------           -----------

Cash flows from financing activities:
  Gross proceeds from public offering of common stock                                              28,520,000
  Payment of offering expenses                                                                     (1,599,381)
  Distributions paid                                                        (14,102,647)           (8,265,128)
  Cash paid for loan costs                                                   (1,719,769)             (124,913)
  Proceeds from borrowings                                                   28,125,000             9,578,885
  Payments on debt                                                          (26,867,537)          (41,601,483)
                                                                            -----------           -----------
                Net cash used in financing activities                       (14,564,953)          (13,492,020)
                                                                            -----------           -----------

Net increase in cash                                                          2,755,972             3,540,265
Cash and cash equivalents at beginning  of period                             5,916,209             4,358,787
                                                                            -----------           -----------

Cash and cash equivalents at end of period                                  $ 8,672,181           $ 7,899,052
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

During the six months ended June 30, 2003, the Company issued 51,521 shares of common stock in exchange for 51,521 units of limited partnership interest in the partnership ("Units").

During the six months ended June 30, 2003, the Company issued 11,077 shares of common stock at prices ranging from $5.82 to $7.20 per share to its independent directors in lieu of cash as compensation.

During January 2002, the Company issued to certain officers 51,704 shares of common stock at $6.62 per share under the 1994 Stock Incentive Plan in lieu of cash as a performance bonus.

During the six months ended June 30, 2002, the Company recorded $4 million of investment in hotel properties and a liability related to the purchase of a hotel property.

During the six months ended June 30, 2002, the Company issued 2,566 shares of common stock in exchange for 2,566 units of limited partnership interest in the partnership.

During the six months ended June 30, 2002, the Company issued 6,105 shares of common stock at prices ranging from $6.62 to $8.19 per share to its independent directors in lieu of cash as compensation.


























                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                             -----------------------

1.     Organization
       ------------

       Equity Inns, Inc. (the "Company") is a hotel real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at June 30, 2003 owned an approximate 97.3% interest in the Partnership.

       The Company's hotel properties are managed by unrelated third parties. At June 30, 2003, the managers of the Company's hotels were as follows:

                                                        Number of Hotels
                                                        ----------------

              Interstate Hotels & Resorts, Inc.                52
              Hilton Hotels Corporation                        18
              Prime Hospitality Corporation                    19
              Other                                             6
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

       During the quarter ended June 30, 2003, the Company updated its current franchise contracts and management agreements with Prime on its 19 AmeriSuites hotels. The minimum net operating income guarantee agreements were not extended beyond their original terms and are set to expire between 2007 and 2008. Under the new agreements, Prime and the Company extended the existing franchise agreements to 2028 and the management agreements were extended to 2010 as long as Prime continues to be in compliance with the minimum net operating income guarantees previously agreed to in the original agreements.

       The management contracts for the Company's remaining 76 hotels have terms ranging up to five years and generally provide for payment of management fees equal to a percentage of hotel

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)
                             -----------------------


1.     Organization, Continued
       -----------------------

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

2.     Summary of Significant Accounting Policies
       ------------------------------------------

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

       Potential dilutive securities included in the Company's calculation of diluted earnings per share include shares issuable upon exercise of stock options. None of the options to purchase shares of the Company's common stock that were outstanding during the six months ended June 30, 2003 and 2002 were included in the computation of diluted EPS because their effect would have been anti-dilutive.

       Stock-Based Compensation

       The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company will apply the fair value based method of accounting for stock-based employee compensation prospectively to all awards granted, modified or settled beginning January 1, 2003.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)
                             -----------------------


2.     Summary of Significant Accounting Policies, Continued
       -----------------------------------------------------

       There were no grants of options to purchase shares of common stock or units made during the six months ended June 30, 2003. Had compensation costs for the Company's grants for stock- based compensation plans prior to January 1, 2003 been determined consistent with SFAS 123, the Company's pro forma net income and net income per common share for the six months ended June 30, 2003 and 2002 would have decreased by an insignificant amount.

3.     Investment in Hotel Properties
       ------------------------------

       Management classifies certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. When management identifies an asset held for sale, the Company estimates the net selling price of such asset. If the net selling price of the asset is less than the carrying amount of the asset, a reserve for loss is established. Depreciation is no longer recorded once management has identified an asset held for sale. Net selling price is estimated as the amount at which the asset could be bought or sold (fair value) less costs to sell. Fair value is determined at prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. Only interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction is allocated to discontinued operations. The company recorded impairment of $3,556,067 for the six month period ended June 30, 2003 to write the assets held for sale down to their fair value less cost to sell.

4.     Debt
       ----

       The following details the Company's debt outstanding at June 30, 2003:

                                                                Interest
                                                                  Rate            Maturity
                                                          --------------------    --------

       Commercial Mortgage Bonds
          Class A                    $  4,680,764         6.83%       Fixed       Nov 2006
          Class B                      50,600,000         7.37%       Fixed       Dec 2015
          Class C                      10,000,000         7.58%       Fixed       Feb 2017
                                     ------------
                                       65,280,764

       Line of Credit                  92,700,000        LIBOR plus   Variable    June 2006
                                                         Percentage

       Mortgage                        91,802,534         8.37%       Fixed       July 2009
       Mortgage                        67,393,132         8.25%       Fixed       Nov 2010
       Mortgage                        34,857,051         8.25%       Fixed       Nov 2010
       Mortgage                         2,957,903         6.00%       Fixed       May 2008
       Mortgage                         5,549,514        10.00%       Fixed       Sept 2005
       Mortgage                         3,597,696         6.37%       Fixed       Nov 2016
                                     ------------

                                     $364,138,594
                                     ============

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)
                             -----------------------



4.     Debt, Continued
       ---------------

       On June 11, 2003, the Company repaid the remaining outstanding balance under its prior collateralized line of credit with Bank One, NA with borrowings under a new $110 million collateralized line of credit with Bank One, NA (the "Line of Credit"). The Line of Credit has an initial term of three years, with a one-year extension option, subject to certain conditions.

       The Line of Credit has a stated borrowing capacity of $110 million. This capacity is further limited to a stated percentage of the appraised value of the assets pledged as collateral. The borrowing capacity of the Line of Credit based on these appraised values is approximately $102 million as of June 30, 2003.

       The Line of Credit bears interest at a variable rate of LIBOR plus 2.25%, 2.50%, 2.75% or 3.00% as determined by the Company's percentage of total debt to adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the loan agreement (the "Percentage"). The Percentage is adjusted quarterly. At June 30, 2003, the interest rate on the Line of Credit was LIBOR (1.14% at June 30, 2003) plus 2.75%. Fees ranging from .45% to .60%, as determined by the Company's ratio of total indebtedness to EBITDA, are paid quarterly on the unused portion of the Line of Credit. The Line of Credit contains various covenants, including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, and total indebtedness limitations. At June 30, 2003, the Company was in compliance with all covenants contained in the Line of Credit.

5.     Interest Rate Swap Contracts
       ----------------------------

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

       On March 20, 2003, the Company entered into an interest rate swap agreement with a financial institution on a notional amount of $25 million. The agreement becomes effective November 2003 and expires in

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)
                             -----------------------


5.     Interest Rate Swap Contracts, Continued
       ---------------------------------------

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

6.     Comprehensive Income
       --------------------

       SFAS No. 130, "Reporting Comprehensive Income", requires the disclosure of the components included in comprehensive income (loss). For the six months ended June 30, 2003, the Company's comprehensive loss was $971,998, comprised of a net loss of $212,021 and the change in the unrealized loss on its interest rate swap of $759,977. For the six months ended June 30, 2002, the Company's comprehensive income was $3,412,256, comprised of a net income of $3,103,375 and the change in the unrealized loss on its interest rate swap of $308,881.

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)
                             -----------------------


7.     Income Taxes
       ------------

       The Company's income tax benefit related to its TRS Lessee subsidiaries consists of the following for the six months ended June 30:

                                                           2003                   2002
                                                        -----------            -----------
              Deferred:
                     Federal                            $(3,122,000)           $(2,840,000)
                     State                                 (368,000)              (335,000)
                                                        -----------            -----------

                                                         (3,490,000)            (3,175,000)
              Included in discontinued operations           182,806                206,809
                                                        -----------            -----------

                     Total                              $(3,307,194)           $(2,968,191)
                                                        ===========            ===========

       The TRS Lessees' net deferred tax asset of $13,267,000 is comprised of net operating loss carry-forwards which expire beginning on December 31, 2021. The Company believes that the TRS Lessees will generate sufficient future taxable income to realize this deferred tax asset in full. Accordingly, no valuation allowance has been recorded at June 30, 2003.

       The difference between the TRS Lessees' effective income tax rate and the statutory Federal income tax rate is as follows as follows for the six months ended June 30:

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
                                                  ====       ====

8.     Discontinued Operations
       -----------------------

       In 2002, the Company adopted the provisions of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 established criteria beyond that previously specified in Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), to determine when a long-lived asset is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. Due to the adoption of SFAS 144, the Company now reports as discontinued operations any

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)
                             -----------------------


8.     Discontinued Operations, Continued
       ----------------------------------

       assets held for sale (as defined by SFAS 144), and assets sold in the current period. All results of these discontinued operations, less applicable income taxes, are included in a separate component of income on the consolidated statement of operations under the heading, "income from discontinued operations." This change has resulted in certain reclassifications of the previously reported 2002 statements of operations.

       In 2003, the Company sold its Hampton Inn in Ft. Worth, Texas and its Hampton Inn & Suites in Bartlett, Tennessee for an aggregate cash price of $10.7 million, resulting in a gain on the sales of approximately $1.3 million. The operations of these hotels, plus the operations of four other hotels classified as held for sale effective June 30, 2003 are included in the statement of operations under the heading, "Income (loss) from discontinued operations." The components of income (loss) from discontinued operations for the three and six months ended June 30, 2003 and 2002 are shown below:

                                                         Three Months Ended                 Six Months Ended
                                                             June 30,                           June 30,
                                                   ----------------------------       -----------------------------
                                                      2003              2002             2003               2002
                                                   ----------        ----------       -----------        ----------
       Revenue:
          Room revenue                             $1,565,705        $2,734,059       $ 3,336,557        $5,293,729
          Other operating departments                  72,488           107,983           147,102           212,991

       Operating Costs:
          Property operating costs                 (1,060,332)       (1,730,056)       (2,248,523)       (3,364,045)
          Other operating departments                 (59,938)         (125,092)         (125,730)         (255,053)
          Property taxes and insurance               (109,809)         (197,267)         (234,543)         (387,392)
          Depreciation                               (288,030)         (517,506)         (576,060)         (988,422)
          Amortization of franchise fees               (3,180)           (1,795)           (6,360)           (5,590)
          Interest                                   (176,538)         (176,538)         (353,077)         (353,077)
          Income tax benefit                           68,583            92,383           182,806           206,809
                                                   ----------        ----------       -----------        ----------

           Income from operations of
               discontinued operations                  8,949           186,171           122,172           359,950
                                                   ----------        ----------       -----------        ----------

       Gain on sale of hotel properties, net of
           minority interest                                                            1,274,544
       Loss on impairment of hotels held
           for sale, net of minority interest      (3,556,067)                         (3,556,067)
                                                   ----------        ----------       -----------        ----------

           Income (loss) from discontinued
              operations                           $3,547,118        $  186,171       $(2,159,351)       $  359,950
                                                   ==========        ==========       ===========        ==========

                                EQUITY INNS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)
                             -----------------------


9.     Recent Accounting Pronouncements
       --------------------------------

       In May 2003, FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued. FAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a lability (or an asset in some instances). Many of those instruments were previously classified as equity. This statements is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first fiscal period beginning after December 15, 2003. We have not yet determined the effect of the adoption of FAS 150 on our results of operations or financial position.

10.    Subsequent Events
       -----------------

       On August 11, 2003, the Company completed its offering of 8.75% Series B Cumulative Preferred Stock, selling 3 million shares. The offering price was $25 per share, resulting in gross proceeds of $75 million. The Company received approximately $72.4 million after underwriters' discount and offering expenses were paid. At the discretion of the underwriters, an additional 450,000 shares may be sold at $25 per share as a part of this offering, resulting in an additional $11.2 million in gross proceeds. If this option is exercised in full, the Company will receive additional proceeds of approximately $10.5 million after underwriters' discount and offering expenses are paid.

       On August 11, 2003, the Company redeemed all of its outstanding 9 1/2% Series A Cumulative Preferred Stock at a redemption price of $25, plus accrued dividends. The cost of the redemption of the 9 1/2% Series A Cumulative Preferred Stock was approximately $68.8 million.

       On August 11, 2003, the Partnership sold its Holiday Inn Express hotel in Wilkesboro, North Carolina to a third party for approximately $3.4 million in cash. The Company realized a loss of approximately $52,000 as a result of the sale.

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations


                                   BACKGROUND

Equity Inns, Inc. (the "Company") is a Memphis-based, self-advised hotel real estate investment trust ("REIT") focused on the upscale extended stay, all-suite and midscale limited-service segments of the hotel industry. The Company, through its wholly owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at June 30, 2003 owned an approximate 97.3% interest in the Partnership.

The Company commenced operations on March 1, 1994 upon completion of its initial public offering and the simultaneous acquisition of eight Hampton Inn hotels with 995 rooms. Over the next nine years, the Company grew with a focus on geographic and brand diversity. The Company believes that diversity in its asset portfolio reduces operational variance from year to year and results in less volatility relative to the overall hotel industry. Management believes that this diversity provides minimal operational variances in comparison to industry norms.

The following table illustrates the Company's geographic presence by the number of hotels as of June 30, 2003.

                  Region
            ------------------

            East North Central             14.7%
            East South Central             13.7%
            Middle Atlantic                 6.3%
            Mountain                       10.5%
            New England                     5.3%
            Pacific Northwest               2.1%
            South Atlantic                 28.4%
            West North Central              7.4%
            West South Central             11.6%

Management believes that geographic diversity helps to limit its exposure to any one market. At June 30, 2003, the Company owned a geographically diverse portfolio of 95 hotels with 12,210 rooms, located in 34 states with eight national brands. Additionally, this property mix is spread between suburban and urban locations, helping to insulate the Company from various economic climates, including a depressed business travel climate.

The Company's hotel portfolio includes premium limited service hotels, all-suite hotels, premium extended stay hotels, and full service hotels. This array of product allows management to diversify the asset portfolio so as to minimize risk in various economic environments.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

BACKGROUND, Continued

The following chart summarizes information regarding the Company's franchise diversity at June 30, 2003:

                                                 Number of           Number of
   Franchise Affiliation                      Hotel Properties      Rooms/Suites
   ---------------------                      ----------------      ------------
   Premium Limited Service Hotels:
        Hampton Inn                                 47                  5,905
        Holiday Inn Express                          1                    101
        Comfort Inn                                  2                    245
                                                    --                 ------
             Sub-total                              50                  6,251
                                                    --                 -------

   All-Suite Hotels:
        AmeriSuites                                 19                  2,403

   Premium Extended Stay Hotels:
        Residence Inn                               11                  1,351
        Homewood Suites                              9                  1,295
                                                    --                 ------
             Sub-total                              20                  2,646
                                                    --                 ------

   Full Service Hotels:
        Holiday Inn                                  4                    557
        Comfort Inn                                  1                    177
        Courtyard by Marriott                        1                    176
                                                    --                 ------
             Sub-total                               6                    910
                                                    --                 ------

                    Total                           95                 12,210
                                                    ==                 ======

Ninety-two percent of the hotel portfolio is comprised of the following leading franchise brands: Homewood Suites and Hampton Inn by Hilton, Residence Inn by Marriott, Courtyard by Marriott and AmeriSuites by Prime Hospitality. The focus on multiple brands at the midscale level, excluding food and beverage costs, better insulates the asset portfolio against the volatility of results relative to industry revenue per available room ("RevPAR") performance. Descriptions of each of the Company's brands are as follows:

       Homewood Suites by Hilton:
           A premier upscale extended stay hotel, focusing on extended stay, corporate transient and family travelers. Voted the #2 extended stay hotel brand by JD Powers in 2002.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

BACKGROUND, Continued

       Hampton Inn by Hilton:
           A premier midscale without food and beverage hotel chain with over 1,000 locations. Voted the #2 midscale without food and beverage hotel chain by JD Powers in 2002.

       Residence Inn by Marriott:
           A premier upscale extended stay hotel, focusing on extended stay, corporate transient and family travelers. Voted the #1 extended stay hotel brand by JD Powers in 2002.

       AmeriSuites by Prime Hospitality:
           An upscale all-suite hotel, billed as America's most affordable all-suite hotel.

Approximately 72% of the Company's hotels are branded by Marriott and Hilton, which both provide national marketing support and frequent stay programs that continue to drive additional revenue. The fact that better brands generate premium RevPAR over their peers is another factor in Equity Inns limiting its risk and the volatility of the portfolio. The chart below illustrates the 2002 RevPAR premium for the Company's premier brands.

                                                    Chain
                                       Brand       Segment
                                       RevPAR      RevPAR      Premium      % Premium
                                       ------      ------      -------      ---------
     Hampton Inn (Hilton)              $51.66      $42.34        $9.32          22%
     Residence Inn (Marriott)          $73.47      $60.36       $13.11          22%
     Homewood Suites (Hilton)          $68.53      $60.36        $8.17          14%

(Sources: Brand RevPAR -- Hilton and Marriott press releases; Chain Segment RevPAR -- Smith Travel)

Effective January 1, 2002, the Company, through its TRSs, outsourced the management of its hotels to leading management companies. By utilizing third party managers with contracts providing for relatively short-term incentives, the Company is able to better control the results the third party management companies produce. The managers of the Company's hotels are as follows:

                                               Number of Hotels
                                               ----------------

   Interstate Hotels & Resorts, Inc.                  52
   Hilton Hotels Corporation                          18
   Prime Hospitality Corporation                      19
   Others                                              6
                                                      --

                                                      95
                                                      ==

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

BACKGROUND, Continued

The Company pursues an active asset acquisition strategy and constantly seeks opportunities through the purchase of assets in strategic locations or by the sale of assets when they no longer fit the Company's long-term goals. This process is ongoing, and activity could potentially increase given a more fluid marketplace.

                              RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 and 2002

Hotel revenue for the current period, including revenue from the Company's most recent acquisition acquired in December 2002, totaled $61.9 million. Hotel revenue for the same period of the prior year totaled $62.0 million. This represents a decrease in hotel revenues, after adjustment for the recent acquisition, of approximately $1.4 million. For the quarter, revenue per available room declined 2.2% as compared to the same period last year, due primarily to a decline in average daily rates from $55.55 to $54.32.

Other revenue decreased by approximately $53,000 as compared to the same period last year, due primarily to a decrease in the income received from the provision of certain management services to the Company's joint venture partner, GHII, LLC.

Property operating costs and other operating department expenses decreased by approximately $259,000 as compared to the same period last year. The decrease was due primarily to a decrease in repair and maintenance expenses.

Property taxes and insurance decreased by approximately $263,000 due primarily to decreases in property taxes, resulting from lower assessed values at many of the Company's hotels.

Depreciation expense decreased slightly as compared to the same period last year, due primarily to certain components becoming fully depreciated in prior periods.

Amortization of franchise fees decreased by approximately $13,000 due primarily to extensions of certain of the Company's hotel franchise licenses for extended periods.

General and administrative expenses, including non-cash compensation, increased approximately $253,000 over the prior quarter, due primarily to increased professional fees and increased franchise taxes.

Rental expense decreased by approximately $107,000, as compared to the prior quarter, due to the recording of non-recurring adjustments in the prior period.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

RESULTS OF OPERATIONS, Continued

Amortization of debt costs increased by approximately $390,000, as compared to the prior quarter, due to the write-off of debt costs as a result of the early replacement of the Company's line of credit, which was originally scheduled to expire in October 2003.

Interest expense decreased by approximately $86,000, as compared to the prior quarter, due to a decrease in the weighted average interest rate from 8.11% to 7.71%, offset by an increase in average borrowings outstanding from $357.0 million to $366.0 million.

Income tax benefit increased $199,000 over the prior quarter as taxable REIT subsidiaries incurred larger losses.

Loss on impairment of hotels held for sale represents the anticipated losses on the sale of three hotels that the Company expects to sell in the next year, at a combined loss of approximately $3.6 million.

Income from operations of discontinued operations represents the operating results of two hotels sold by the Company in January 2003 and four hotels which the Company expects to sell in the next year. Statement of Financial Accounting Standard No. 144, Accounting for the Impairment of Long-Lived Assets, requires the results of operations of both sold hotels and hotels held for sale to be reported as discontinued operations.

Six Months Ended June 30, 2003 and 2002

Hotel revenue for the current period, including revenue from the Company's most recent acquisition acquired in December 2002, totaled $114.6 million. Hotel revenue for the same period of the prior year totaled $114.7 million. This represents a decrease in hotel revenues, after adjustment for the recent acquisition, of approximately $2.8 million. For the period, revenue per available room declined 2.2% as compared to the same period last year, due primarily to a decline in average daily rate from $51.76 to $50.62.

Other revenue decreased by approximately $144,000 as compared to the same period last year, due primarily to a decrease in the income received from the provision of certain management services to the Company's joint venture partner, GHII, LLC.

Property operating costs and other operating department expenses increased by approximately $674,000, as compared to the same period last year, due primarily to an increase in the cost of utilities and insurance.

Property taxes and insurance increased over the comparable period last year by approximately $116,000 due primarily to increases in the cost of insurance, which has risen significantly following September 11, 2001.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


RESULTS OF OPERATIONS, Continued

Depreciation expense decreased slightly as compared to the same period last year, due primarily to certain components being fully depreciated in prior periods.

Amortization of franchise fees decreased by approximately $23,000 due primarily to extensions of certain of the Company's hotel franchise licenses for extended periods and the sale of two hotels in January 2003.

General and administrative expenses, including non-cash compensation, increased approximately $513,000 over the comparable period last year, due primarily to increased professional fees and increased franchise taxes.

Rental expense decreased by approximately $214,000, as compared to the prior quarter, due to the recording of non-recurring adjustments in the prior period.

Amortization of debt costs increased by approximately $387,000, as compared to the same period last year, due to the write-off of debt costs as a result of the early replacement of the Company's line of credit, which was originally scheduled to expire in October 2003.

Interest expense decreased by approximately $410,000 as compared to the prior quarter, due to a decrease in the weighted average interest rate from $7.96% to 7.84%, and by a decrease in average borrowings outstanding from $371.4 million to $363.8 million.

Income tax benefit increased $339,000 over the prior quarter as taxable REIT subsidiaries incurred larger losses.

Gain on the sale of hotel properties relates to the sale of two hotels in January 2003.

Loss on impairment of hotels held for sale represents the anticipated losses on the sale of three hotels that the Company expects to sell in the next year, at a combined loss of approximately $3.6 million.

Income from operations of discontinued operations represents the operating results of two hotels sold by the Company in January 2003 and four hotels which the Company expects to sell in the next year. Statement of Financial Accounting Standard No. 144, Accounting for the Impairment of Long-Lived Assets, requires the results of operations of both sold hotels and hotels held for sale to be reported as discontinued operations.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


                         LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash to meet its cash requirements, including distributions to its shareholders and repayments of indebtedness, is from the results of operations of its hotels. For the six months ended June 30, 2003, net cash flow provided by operating activities was $13.1 million and FFO was $18.7 million. The Company currently expects that its operating cash flow will be sufficient to fund its continuing operations, including its required debt service obligations and distributions to shareholders required to maintain its status as a REIT. The Company expects to fund any short-term liquidity requirements above its operating cash flows through short-term borrowings under its Line of Credit.

The Company is currently negotiating a mortgage on its Houston Courtyard by Marriott hotel for approximately $10.7 million. These funds are expected to be available in late August. The Company is expecting to complete the sale of an unencumbered hotel in Wilkesboro, North Carolina in late August. The net proceeds from the sale are expected to be approximately $3.2 million. The Company is also expected to receive approximately $3.7 million from the completion of its Series B Cumulative Preferred Stock offering on August 11, 2003. The Company has granted a 30-day overallotment option to its underwriters, which would result in approximately $10.5 million of additional proceeds if fully exercised. All of these funds will be used to reduce the balance outstanding on the Company's Line of Credit.

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

At June 30, 2003, the Company had outstanding debt of approximately $364.1 million, including $92.7 million under the Line of Credit, leaving approximately $8.7 million available for borrowings under the Line of Credit, after consideration of outstanding letters of credit. The Company's consolidated indebtedness was 38.7% of its investment in hotels, at cost, at June 30, 2003.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


LIQUIDITY AND CAPITAL RESOURCES, Continued

The following details the Company's debt outstanding at June 30, 2003:

                                                               Interest
                                                                 Rate               Maturity
                                                          --------------------      --------
       Commercial Mortgage Bonds
          Class A                    $  4,680,764         6.83%       Fixed         Nov 2006
          Class B                      50,600,000         7.37%       Fixed         Dec 2015
          Class C                      10,000,000         7.58%       Fixed         Feb 2017
                                     ------------
                                       65,280,764

       Line of Credit                  92,700,000        LIBOR plus   Variable      June 2006
                                                         Percentage

       Mortgage                        91,802,534         8.37%       Fixed         July 2009
       Mortgage                        67,393,132         8.25%       Fixed         Nov 2010
       Mortgage                        34,857,051         8.25%       Fixed         Nov 2010
       Mortgage                         2,957,903         6.00%       Fixed         May 2008
       Mortgage                         5,549,514        10.00%       Fixed         Sept 2005
       Mortgage                         3,597,696         6.37%       Fixed         Nov 2016
                                     ------------

                                     $364,138,594
                                     ============

At June 30, 2003, the Line of Credit had a borrowing capacity of approximately $102 million. The weighted average interest rate incurred by the Company during the six months ended June 30, 2003 was 7.84%. Payment of outstanding indebtedness under the Line of Credit is due at maturity in June 2006.

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

During the six months ended June 30, 2003, the Company invested $6.2 million to fund capital improvements to its hotels, including replacement of carpets, drapes, renovation of common areas and improvements of hotel exteriors. In addition, the Company expects to fund an additional $9.8 million during the remainder of 2003 for capital improvements. The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowings under the Line of Credit. Under certain of its loan agreements, the Partnership is obligated to fund 4% of room revenues per quarter, on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the Hotels.

The Company intends to fund cash distributions to shareholders and limited partners principally out of cash generated from operations. The Company may incur, or cause its subsidiaries to incur, indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's decision to pay a quarterly common dividend will be determined each quarter, at the discretion of the Board of Directors, based upon the operating results of that quarter, economic conditions and other operating trends.

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional equity securities of the Company or, in connection with acquisitions of hotel properties, the issuance of Partnership Units. Under the Partnership's limited partnership agreement (the

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


LIQUIDITY AND CAPITAL RESOURCES, Continued

"Partnership Agreement"), subject to certain holding period requirements, holders of Units in the Partnership have the right to require the Partnership to redeem their Units. During the six months ended June 30, 2003, 51,521 Units were tendered for redemption. Under the Partnership Agreement, the Company has the option to redeem Units tendered for redemption on a one-for-one basis for shares of Common Stock or for an equivalent amount of cash. The Company anticipates that it will acquire any Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock and, to date, has registered such shares so as to be freely tradeable by the recipient.

                              FUNDS FROM OPERATIONS

The Company generally considers Funds from Operations ("FFO") to be an appropriate measure of the performance of an equity REIT. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, losses on impairment, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. For the periods presented, depreciation, gains and losses from sales of property, losses on impairment, and minority interest were the Company's only adjustments to net income for the definition of FFO. FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments with respect to indebtedness on the hotels.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


FUNDS FROM OPERATIONS, Continued

The following reconciliation of net income (loss) to FFO illustrates the difference in the two measures of operating performance:


                                                     For the Three Months Ended         For the Six Months Ended
                                                               June 30,                          June 30,
                                                    -----------------------------      ----------------------------
                                                        2003              2002            2003             2002
                                                    -----------       -----------      -----------      -----------
Net income (loss)                                   $  (171,306)      $ 3,738,240      $  (212,021)     $ 3,103,375

Less:
   Preferred stock dividends                         (1,632,813)       (1,632,813)      (3,265,626)      (3,265,626)
   Gain on sale of hotel properties                                                     (1,274,544)

Add:
   Minority interest                                     50,714            68,359            2,245           (5,022)
   Loss on impairment of hotels held for sale         3,556,067                          3,556,067
   Depreciation                                       9,662,676         9,739,989       19,328,552       19,510,654
   Depreciation from discontinued operations            288,030           517,506          576,060          988,422
                                                    -----------       -----------      -----------      -----------

Funds From Operations                               $11,753,368       $12,431,281      $18,710,733      $20,331,803
                                                    ===========       ===========      ===========      ===========

Weighted average number of outstanding
   share of Common Stock and Units of
   Partnership                                       41,695,661        41,665,063       41,690,821       39,968,470
                                                    ===========       ===========      ===========      ===========

Funds From Operations per Share and Unit            $      0.28       $      0.30      $      0.45      $      0.51
                                                    ===========       ===========      ===========      ===========


                                    INFLATION

Operators of hotels, including third-party managers retained by the TRS Lessees, in general possess the ability to adjust room rates quickly. However, competitive pressures and a slow economy have limited and may in the future limit the ability of the third-party managers retained by the TRS Lessees to raise room rates in response to inflation.

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

                           FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements containing the words "believes", "estimates", "projects", "anticipates", "intends," "expects" and words of similar import. Such forward-looking statements relate to future events and the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from the results or achievement expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


FORWARD-LOOKING STATEMENTS, Continued

following: the ability of the Company to cope with domestic economic and political disruption and Federal and state governmental regulations or war, terrorism, states of emergency or similar activities such as those resulting from the terrorist attacks occurring on September 11, 2001; risks associated with debt financing; hotel operating risks; the ability of the Company to successfully implement its operating strategy; changes in economic cycles; competition from other hospitality companies; and changes in the laws and government regulations applicable to the Company. Risk factors relating to such forward-looking statements are contained from time to time in the Company's filings with the SEC, including the Company's Current Report on Form 8-K dated March 27, 2003 filed under the Securities Exchange Act of 1934, as amended. The Company is not obligated to update any such forward-looking statements or risk factors.

                                   SEASONALITY

The hotel industry is seasonal in nature. The Company's hotel operations historically reflect higher occupancy rates and average daily rates during the second and third quarters. This seasonality can be expected to cause fluctuations in quarterly operating income. To the extent that cash flow from the hotels for a quarter is insufficient to fund all of the distributions for such quarter, the Company may fund seasonal-related shortfalls with available cash or borrowing under the Line of Credit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain financial market risks, the most predominant of which is the fluctuation in interest rates. At June 30, 2003, the Company's exposure to market risk for a change in interest rates is related solely to its debt outstanding under the Line of Credit. Total debt outstanding under the Line of Credit totaled $92.7 million at June 30, 2003.

The Company's Line of Credit bears interest at a variable rate of LIBOR plus 2.25%, 2.5%, 2.75% or 3.0% as determined by the Company's percentage of total debt to earnings before interest, taxes, depreciation and amortization, as defined in the loan agreement (the "Percentage"). At June 30, 2003, the interest rate on the line of credit was LIBOR (1.14% at June 30, 2003) plus 2.75%. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable through such arrangements and derivative financial instruments such as interest rate swaps, to effectively lock the interest rate on a portion of its variable rate debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

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

Thus, at June 30, 2003, the Company has $42.7 million of variable rate debt outstanding under the Line of Credit that was exposed to fluctuations in the market rate of interest.

The Company's Line of Credit matures in June 2006. As discussed above, the Company's Line of Credit bears interest at variable rates, and therefore, cost approximates market value. As of June 30, 2003, the fair value liability of the Company's interest rate swaps was approximately $3.0 million.

The Company's operating results are affected by changes in interest rates, primarily as a result of its borrowing under the Line of Credit. If interest rates increased by 25 basis points, the Company's interest expense for the six months ended June 30, 2003 would have increased by approximately $53,400, based on balances outstanding during the period ended June 30, 2003.


Item 4.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company's management, including Phillip H. McNeill, Sr., the Company's chief executive officer ("CEO") and Donald H. Dempsey, the Company's chief financial officer ("CFO"). Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 5.  Submission of Matters to a Vote of Security Holders

The 2003 annual meeting of shareholders (the "2003 Annual Meeting") of Equity Inns, Inc. (the "Company") was held on May 8, 2003.

At the 2003 Annual Meeting, the Company's shareholders of record on March 14, 2003 were asked to take action to elect two nominees as Class III directors, Joseph W. McLeary and Donald H. Dempsey, each to serve on the Board of Directors until the Company's annual meeting of shareholders in 2006 or until their successors have been duly elected and qualified (the "Proposal"). Both nominees for Class III directors were nominated by the Board of Directors on March 20, 2003.

With respect to the Proposal, a plurality of the votes cast in favor of each nominee was required for the election of each nominee as director. Both of Messrs. McLeary and Dempsey received the required plurality of the votes, and each was elected as a Class III director.

The breakdown of the votes cast by the shareholders at the 2003 Annual Meeting was as follows:

                                            Withheld/                     Broker
                               For           Against        Abstain      Non-Votes          Total
                             ----------    ----------       -------      ---------        ----------
Mr. McLeary (Class III)      36,072,678    1,560,2763                      N/A            37,632,951
Mr. Dempsey (Class III)      37,279,086       353,865                      N/A            37,632,951

Phillip H. McNeill, Sr., Raymond E. Schultz, Howard A. Silver, William W. Deupree, Jr. and Harry S. Hays will continue to serve as directors.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits -- The following exhibits were filed with this Quarterly Report on Form 10-Q:

         10.1 -- Amended and Restated Secured Revolving Credit Agreement dated as of June 11, 2003, by and among Equity Inns Partnership, L.P., Equity Inns/West Virginia Partnership, L.P. and Equity Inns Partnership II, L.P. as Borrowers, Bank One, NA, Credit Lyonnais New York Branch, Fleet National Bank, National Bank of Commerce, AmSouth Bank and Union Planters Bank, National Associations as Lenders, Bone One, NA as Administrative Agent, Banc One Capital Markets, Inc. as Co-Lead Arranger/Sole Book Manager, Credit Lyonnais New York Branch as Syndication Agent and Co-Lead Arranger and Fleet National Bank as Documentation Agent (incorporated by reference to Exhibit 10.0 to Form 8-K dated June 11, 2003 and filed July 2, 2003).

         31.1 -- Rule 13a-14(a) Certification of Phillip H. McNeill, Sr.
         31.2 -- Rule 13a-14(a) Certification of Donald H. Dempsey
         32.1 -- Section 1350 Certification of Phillip H. McNeill, Sr.
         32.2 -- Section 1350 Certification of Donald H. Dempsey

(b) Reports on Form 8-K -- During the period covered by this Quarterly Report on Form 10-Q, the Company filed the following two (2) Current Reports on Form 8-K:

         (1) Current Report on Form 8-K dated May 8, 2003 and filed on May 9, 2003, reporting the issuance of a press release reporting the Company's first quarter results for 2003 (no financial information required).

         (2) Current Report on Form 8-K dated May 8, 2003 and filed on May 9, 2003, disclosing the results of the Company's annual meeting of shareholders held May 8, 2003 (no financial information required).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Equity Inns, Inc.



   August 13, 2003               By:  /s/Donald H. Dempsey
---------------------            -----------------------------------------------
        Date                     Donald H. Dempsey
                                 Executive Vice President, Secretary, Treasurer,
                                 and Chief Financial Officer (Principal
                                 Financial and Accounting Officer)