Form 10-Q
period 2003-09-30
EQUITY INNS INC
filed 2003-11-13
CIK 916530

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
-----
  X            Quarterly Report Pursuant to Section 13 or 15(d) of
-----                The Securities Exchange Act of 1934

For The Quarterly Period                                        Commission File
Ended September 30, 2003                                        Number 01-12073

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes   X      No      .
                                          -----       -----

         The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on November 10, 2003 was 42,557,620.

                                     1 of 32

                                EQUITY INNS, INC.

                                      INDEX


                                                                            PAGE

PART I.           Financial Information

   Item 1.  Financial Statements


          Condensed Consolidated Balance Sheets -September 30, 2003
            (unaudited) and December 31, 2002                                  3

          Condensed Consolidated Statements of Operations (unaudited) -
            For the three and nine months ended September 30,
            2003 and 2002                                                      4

          Condensed Consolidated Statements of Cash Flows (unaudited) -
            For the nine months ended September 30, 2003 and 2002              5

          Notes to Condensed Consolidated Financial Statements                 7


   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             16

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk      29

   Item 4.    Controls and Procedures                                         30


PART II.      Other Information


   Item 6.    Exhibits and Reports on Form 8-K                                31

PART I.  Financial Information
   Item 1.  Financial Statements
                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             September 30,            December 31,
                                                                                 2003                     2002
                                                                             ------------             ------------
                                                                             (unaudited)
ASSETS
Investment in hotel properties, net                                          $693,535,775             $740,145,842
Assets held for sale                                                           11,219,100
Cash and cash equivalents                                                      11,430,288                5,916,209
Accounts receivable, net                                                        6,354,454                4,142,901
Notes receivable, net                                                           1,335,025                1,335,025
Deferred expenses, net                                                          8,547,884                8,743,477
Deferred tax asset                                                             14,866,000                9,777,000
Deposits and other assets                                                       6,844,277                4,391,484
                                                                             ------------             ------------

       Total assets                                                          $754,132,803             $774,451,938
                                                                             ============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                                                         $352,714,988             $362,881,131
Accounts payable and accrued expenses                                          26,816,576               27,817,365
Distributions payable                                                           6,381,833                6,505,528
Interest rate swap                                                              1,708,579                2,198,809
Minority interest in Partnership                                                7,869,545                8,781,685
                                                                             ------------             ------------

       Total liabilities                                                      395,491,521              408,184,518
                                                                             ------------             ------------

Commitments and Contingencies

Shareholders' equity:

Preferred Stock, $.01 par value, 10,000,000 shares authorized:
     9-1/2% Series A Cumulative Preferred Stock, $.01 par value,
       0 and 2,750,000 shares issued and outstanding, respectively                                      68,750,000
     8.75% Series B Cumulative Preferred Stock, $.01 par value,
       3,162,500 and 0 shares issued and outstanding, respectively
       (liquidation value of $79,062,500)                                      76,383,693
Common Stock, $.01 par value, 100,000,000
  shares authorized, 41,303,064 and 41,220,639
  shares issued and outstanding                                                   413,031                  412,206
Additional paid-in capital                                                    448,758,644              445,793,107
Treasury stock, at cost, 747,600 shares                                        (5,173,110)              (5,173,110)
Unearned directors' and officers' compensation                                   (228,458)                (545,528)
Distributions in excess of net earnings                                      (159,803,939)            (140,770,446)
Accumulated other comprehensive income:
  Unrealized loss on interest rate swap                                        (1,708,579)              (2,198,809)
                                                                             ------------             ------------

       Total shareholders' equity                                             358,641,282              366,267,420
                                                                             ------------             ------------

Total liabilities and shareholders' equity                                   $754,132,803             $774,451,938
                                                                             ============             ============



                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      For the Three Months Ended          For the Nine Months Ended
                                                            September 30,                        September 30,
                                                    -----------------------------      --------------------------------
                                                        2003              2002             2003                2002
                                                    -----------       -----------      ------------        ------------
Revenue:
   Rooms                                            $60,629,177       $59,443,837      $169,750,404        $168,755,981
   Other operating departments                        2,943,903         2,783,031         8,408,959           8,180,647
   Other revenue                                        120,125           246,325           483,302             753,539
                                                    -----------       -----------      ------------        ------------
       Total revenue                                 63,693,205        62,473,193       178,642,665         177,690,167
                                                    -----------       -----------      ------------        ------------

Operating costs and other expenses:
   Property operating costs                          35,096,811        34,586,178        99,644,477          98,838,157
   Other operating departments                        2,179,183         1,937,265         6,255,237           5,635,501
   Property taxes and insurance                       4,344,641         4,244,276        13,102,256          12,885,823
   Depreciation                                       9,662,676         9,833,169        28,991,228          29,343,823
   Amortization of franchise fees                        72,783            81,379           218,349             250,137
   General and administration expenses:
       Stock based or non-cash compensation             127,543           173,438           392,571             517,674
       Other general and administrative expenses      1,736,600         1,439,213         5,153,418           4,263,790
   Rental expense                                       221,869           431,395           668,294           1,091,679
                                                    -----------       -----------      ------------        ------------
       Total operating expenses                      53,442,106        52,726,313       154,425,830         152,826,584
                                                    -----------       -----------      ------------        ------------

Operating income                                     10,251,099         9,746,880        24,216,835          24,863,583

   Amortization of debt costs                           378,240           511,035         1,787,079           1,533,105
   Interest                                           6,964,351         7,042,671        20,878,867          21,367,092
                                                    -----------       -----------      ------------        ------------

Income from continuing operations before
   minority interest and income taxes                 2,908,508         2,193,174         1,550,889           1,963,386

   Minority interest                                      6,576            63,798             8,821              58,776
   Income tax benefit                                 1,450,066         1,426,465         4,757,260           4,394,656
                                                    -----------       -----------      ------------        ------------

Income from continuing operations                     4,351,998         3,555,841         6,299,328           6,299,266

Discontinued operations:
   Gain (loss) on sale of hotel properties              (52,530)                          1,222,014
   Loss on impairment of hotels held for sale                                            (3,556,067)
   Income from operations of discontinued
     operations                                          51,150           167,433           173,322            527,383
                                                    -----------       -----------      ------------        -----------
   Income (loss) from discontinued operations            (1,380)          167,433        (2,160,731)           527,383
                                                    -----------       -----------      ------------        -----------

Net income                                            4,350,618         3,723,274         4,138,597          6,826,649

Loss on redemption of Series A preferred stock        2,408,257                           2,408,257
Preferred stock dividends                             1,686,517         1,632,813         4,952,143          4,898,439
                                                    -----------       -----------      ------------        -----------

Net income (loss) applicable to common
   shareholders                                     $   255,844       $ 2,090,461      $ (3,221,803)       $  1,928,210
                                                    ============      ===========      ============        ============

Net income (loss) per share data:
   Basic  and diluted income (loss) per share
       from continuing operations                   $      0.01       $      0.05      $     ( 0.03)       $       0.04
   Discontinued operations                                 0.00              0.00             (0.05)               0.01
                                                    -----------       -----------      ------------        ------------

Net income (loss) per common share                  $      0.01       $      0.05      $      (0.08)       $       0.05
                                                    ===========       ===========      ============        ============

Weighted average number of common shares
   outstanding, diluted                              40,554,827        40,469,973        40,538,808          39,343,470
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

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                               For the Nine Months Ended
                                                                                       September 30,
                                                                            ---------------------------------
                                                                                2003                  2002
                                                                            -----------           -----------
Cash flows from operating activities:
  Net income                                                                $ 4,138,597           $ 6,826,649
  Adjustments to net income provided by operating activities:
     (Gain) loss on sale of hotel properties                                 (1,222,014)
      Loss on impairment of hotels held for sale                              3,556,067
      Depreciation and amortization                                          29,791,997            31,018,093
      Amortization of loan costs                                              1,787,079             1,533,105
      Amortization of unearned directors' and officers' compensation            317,070               448,065
      Directors' stock-based compensation                                        75,501                68,351
      Income tax benefit                                                     (5,089,000)           (4,712,000)
      Minority interest                                                           8,821                58,776
      Provision for doubtful accounts                                                                  25,000
  Changes in assets and liabilities:
        Accounts receivable                                                  (2,211,553)           (3,103,526)
        Due from Lessees                                                                              162,265
        Notes receivable                                                                             (596,114)
        Deposits and other assets                                            (2,452,793)           (2,779,383)
        Accounts payable and accrued expenses                                  (798,591)            5,203,674
                                                                            -----------           -----------
               Net cash provided from operating activities                   27,901,181            34,152,955
                                                                            -----------           -----------

Cash flows from investing activities:
  Improvements and additions to hotel properties                            (10,094,476)           (5,483,656)
  Cash paid for franchise applications                                                               (116,601)
  Proceeds from sale of hotel properties                                     13,625,297
                                                                            -----------           -----------
                Net cash provided by (used in) investing activities           3,530,821            (5,600,247)
                                                                            -----------           -----------

Cash flows from financing activities:
  Gross proceeds from public offering of preferred stock                     79,062,500
  Gross proceeds from public offering of common stock                                              28,520,000
  Payment of offering expenses                                               (2,678,807)           (1,575,807)
  Redemption of Series A preferred stock                                    (68,750,000)
  Distributions paid                                                        (21,337,477)          (15,314,453)
  Cash paid for loan costs                                                   (2,047,996)             (125,103)
  Proceeds from borrowings                                                   43,875,000            16,639,907
  Payments on debt                                                          (54,041,143)          (53,915,607)
                                                                            -----------           -----------
                Net cash used in financing activities                       (25,917,923)          (25,771,063)
                                                                            -----------           -----------

Net increase in cash                                                          5,514,079             2,781,645
Cash and cash equivalents at beginning  of period                             5,916,209             4,358,787
                                                                            -----------           -----------

Cash and cash equivalents at end of period                                  $11,430,288           $ 7,140,432
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

During the nine months ended September 30, 2003, the Company issued 51,521 shares of common stock upon redemption of 51,521 units of limited partnership interest in the Company's operating partnership ("Units").

During the nine months ended September 30, 2003, the Company issued 11,823 shares of common stock at prices ranging from $5.82 to $7.53 per share to its independent directors in lieu of cash as compensation.

During January 2002, the Company issued to certain officers 51,704 shares of common stock at $6.62 per share under the 1994 Stock Incentive Plan in lieu of cash as a performance bonus.

During the nine months ended September 30, 2002, the Company recorded $4 million of investment in hotel properties and a liability related to the purchase of a hotel property.

During the nine months ended September 30, 2002, the Company issued 2,566 shares of common stock upon redemption of 2,566 Units.

During the nine months ended September 30, 2002, the Company issued 10,466 shares of common stock at prices ranging from $6.20 to $8.19 per share to its independent directors in lieu of cash as compensation.


























                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

1.     Organization

       Equity Inns, Inc. (the "Company") is a hotel real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at September 30, 2003 owned an approximate 97.3% interest in the Partnership.

       The Company's hotel properties are leased to the Company's taxable REIT subsidiaries (the "TRS Lessees"). The Company's hotel properties are managed by unrelated third parties. At September 30, 2003, the managers of the Company's hotels were as follows:

                                                            Number of Hotels
                                                            ----------------

          Interstate Hotels & Resorts, Inc.                       51
          Hilton Hotels Corporation                               18
          Prime Hospitality Corporation (subsidiaries)            19
          Other                                                    6
                                                                  --

                                                                  94
                                                                  ==

       The Company has management agreements with Prime's subsidiaries that are structured to provide the TRS Lessees minimum net operating income at each of the 19 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of the 19 AmeriSuites hotels. As the manager, the Prime subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, to a maximum of 6.5% of gross hotel revenues. If the management fee exceeds 6.5% of gross hotel revenue, the Prime subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Prime's subsidiaries are required to contribute 25% of the shortfall in net operating income to the Company. Management records such shortfall contributions as revenue when all contingencies related to such amounts have been resolved.

       In May 2003, the Company updated its current franchise contracts and management agreements with Prime on its 19 AmeriSuites hotels. The minimum net operating income guarantee agreements were not extended beyond their original terms and are set to expire between 2007 and 2008. Under the new agreements, Prime and the Company extended the existing franchise agreements to 2028 and the management agreements were extended to 2010 as long as Prime continues to be in compliance with the minimum net operating income guarantees in the original agreements.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------


1.     Organization, Continued

       The management contracts for the Company's remaining 75 hotels have terms ranging up to five years and generally provide for payment of management fees equal to a percentage of hotel revenues and an incentive fee consisting of a percentage of gross operating profits in excess of budget.

       In August 2003, the Company completed its offering of 8.75% Series B Cumulative Preferred Stock, selling 3,162,500 shares, including 162,500 shares issued upon exercise of the underwriters over-allotment option. The offering price was $25 per share, resulting in gross proceeds of $79.1 million. The Company received approximately $76.4 million after underwriters' discount and offering expenses were paid.

       On August 11, 2003, the Company redeemed all of its outstanding 9 1/2% Series A Cumulative Preferred Stock at a redemption price of $25, plus accrued dividends. The cost of the redemption of the 9 1/2% Series A Cumulative Preferred Stock was approximately $68.8 million.

       These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The results of operations for the current three and nine month periods are not necessarily indicative of the results to be expected for the full year.

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

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

2.     Summary of Significant Accounting Policies, Continued

       Potential dilutive securities included in the Company's calculation of diluted earnings per share include shares issuable upon exercise of stock options. The majority of the options to purchase shares of the Company's common stock that were outstanding during the nine months ended September 30, 2003 and 2002 were not included in the computation of diluted EPS because their effect would have been anti-dilutive.

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

       There were no grants of options to purchase shares of the Company's common stock made during the nine months ended September 30, 2003. Had compensation costs for the Company's grants for stock-based compensation plans prior to January 1, 2003 been determined consistent with SFAS No. 123, the Company's pro forma net income and net income per common share for the nine months ended September 30, 2003 and 2002 would have decreased by an insignificant amount.

3.     Investment in Hotel Properties

       Management classifies certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. When management identifies an asset held for sale, the Company estimates the net selling price of such asset. If the net selling price of the asset is less than the carrying amount of the asset, a reserve for loss is established. Depreciation is no longer recorded once management has identified an asset held for sale. Net selling price is estimated as the amount at which the asset could be bought or sold (fair value) less costs to sell. Fair value is determined at prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. Only interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction is allocated to discontinued operations. The Company recorded impairment of $3,556,067 in June 2003 to write down the assets held for sale to their fair value less cost to sell. This impairment is reflected in the results of operations for the nine month period ended September 30, 2003.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------


4.     Debt

       The following details the Company's debt outstanding at September 30, 2003:

                                                                   Interest
                                                                     Rate                   Maturity
                                                              -----------------           -------------

       Commercial Mortgage Bonds
          Class A                    $  4,373,846             6.83%       Fixed           November 2006
          Class B                      50,600,000             7.37%       Fixed           December 2015
          Class C                      10,000,000             7.58%       Fixed           February 2017
                                     ------------
                                       64,973,846

       Line of Credit                  71,700,000            LIBOR plus   Variable        June 2006
                                                             Percentage

       Mortgage                        91,420,587             8.37%       Fixed           July 2009
       Mortgage                        67,152,451             8.25%       Fixed           November 2010
       Mortgage                        34,739,540             8.25%       Fixed           November 2010
       Mortgage                        10,750,000            LIBOR plus   Variable        August 2008
                                                             285 pts.
       Mortgage                         2,934,392             6.00%       Fixed           May 2008
       Mortgage                         5,490,900            10.00%       Fixed           September 2005
       Mortgage                         3,553,272             6.37%       Fixed           Nov 2016
                                     ------------

                                     $352,714,988
                                     ============


       On June 11, 2003, the Company repaid the remaining outstanding balance under its prior collateralized line of credit with Bank One, NA with borrowings under a new $110 million collateralized line of credit with Bank One, NA (the "Line of Credit"). The Line of Credit has an initial term of three years, with a one-year extension option, subject to certain conditions.

       The Line of Credit has a stated borrowing capacity of $110 million. This capacity is further limited to a stated percentage of the appraised value of the assets pledged as collateral. The borrowing capacity of the Line of Credit based on these appraised values is approximately $102 million as of September 30, 2003.

       The Line of Credit bears interest at a variable rate of LIBOR plus 2.25%, 2.50%, 2.75% or 3.00% as determined by the Company's percentage of total debt to adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the loan agreement (the "Percentage"). The Percentage is adjusted quarterly. At September 30, 2003, the interest rate on the Line of Credit was LIBOR (1.12% at September 30, 2003) plus 2.75%. Fees ranging from .45% to .60%, as determined by the Company's ratio of total indebtedness to EBITDA, are paid quarterly on the unused portion of the Line of Credit. The Line of Credit contains various covenants, including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, and total indebtedness limitations. At September 30, 2003, the Company was in compliance with all covenants contained in the Line of Credit.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------


5.     Interest Rate Swap Contracts

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

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------


6.     Comprehensive Income

       SFAS No. 130, "Reporting Comprehensive Income", requires the disclosure of the components included in comprehensive income (loss). For the nine months ended September 30, 2003, the Company's comprehensive income was $4,628,827, comprised of a net income of $4,138,597 and the change in the unrealized income on its interest rate swap of $490,230. For the nine months ended September 30, 2002, the Company's comprehensive income was $7,080,879, comprised of a net income of $6,826,649 and the change in the unrealized income on its interest rate swap of $254,230.

7.     Income Taxes

       The Company's income tax benefit related to its TRS Lessee subsidiaries consists of the following for the nine months ended September 30:


                                                          2003                  2002
                                                      -----------            -----------
              Deferred:
                     Federal                          $(4,553,000)           $(4,216,000)
                     State                               (536,000)              (496,000)
                                                      -----------            -----------

                                                       (5,089,000)            (4,712,000)
              Included in discontinued operations         331,740                317,344
                                                      -----------            -----------

                     Total                            $(4,757,260)           $(4,394,656)
                                                      ===========            ===========

       The TRS Lessees' net deferred tax asset of $14,866,000 is comprised of net operating loss carry-forwards which expire beginning on December 31, 2021. The Company believes that the tax planning strategies which have been initiated will allow the TRS Lessees to generate sufficient future taxable income to realize this deferred tax asset in full. Accordingly, no valuation allowance has been recorded at September 30, 2003. The difference between the TRS Lessees' effective income tax rate and the statutory Federal income tax rate is as follows for the nine months ended September 30:

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
                                                 ====            ====

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

8.     Discontinued Operations

       In 2002, the Company adopted the provisions of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 established criteria beyond that previously specified in Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), to determine when a long-lived asset is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. Due to the adoption of SFAS 144, the Company now reports as discontinued operations any assets held for sale (as defined by SFAS 144), and assets sold in the current period. All results of these discontinued operations, less applicable income taxes, are included in a separate component of income on the consolidated statement of operations under the heading, "income from discontinued operations." This change has resulted in certain reclassifications of the previously reported 2002 statements of operations.

       In 2003, the Company sold its Hampton Inn in Ft. Worth, Texas, its Hampton Inn & Suites in Bartlett, Tennessee and its Holiday Inn Express in Wilkesboro, North Carolina for an aggregate cash price of $14.1 million, resulting in a gain on the sales of approximately $1.2 million. The operations of these hotels, plus the operations of three other hotels classified as held for sale effective September 30, 2003 are included in the statement of operations under the heading,

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

8.     Discontinued Operations, Continued

       "Income (loss) from discontinued operations." The components of income
       (loss) from discontinued operations for the three and nine months ended September 30, 2003 and 2002 are shown below:

                                                         Three Months Ended                Nine Months Ended
                                                           September 30,                      September 30,
                                                   ----------------------------       ----------------------------
                                                       2003             2002              2003            2002
                                                   -------------     ----------       -----------       ----------
       Revenue:
          Room revenue                             $1,165,421        $2,462,353       $ 4,501,978       $7,756,082
          Other operating departments                  56,920           114,394           204,022          327,385

       Operating Costs:
          Property operating costs                   (977,115)       (1,597,977)       (3,225,638)      (4,962,021)
          Other operating departments                 (50,560)         (122,987)         (176,290)        (378,040)
          Property taxes and insurance               (115,912)         (192,227)         (350,455)        (579,619)
          Depreciation                                                 (424,326)         (576,060)      (1,412,748)
          Amortization of franchise fees                                 (5,795)           (6,360)         (11,385)
          Interest                                   (176,538)         (176,538)         (529,615)        (529,615)
          Income tax benefit                          148,934           110,536           331,740          317,344
                                                   ----------        ----------       -----------       ----------

           Income from operations of
               discontinued operations                 51,150           167,433           173,322          527,383
                                                   ----------        ----------       -----------       ----------

       Gain (loss) on sale of hotel properties        (52,530)                          1,222,014
       Loss on impairment of hotels held
           for sale                                                                    (3,556,067)
                                                   ----------        ----------       -----------       ----------

           Income (loss) from discontinued
              operations                           $   (1,380)       $  167,433       $(2,160,731)      $  527,383
                                                   ==========        ==========       ===========       ==========


9.     Recent Accounting Pronouncements

       In May 2003, FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued. FAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some instances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first fiscal period beginning after December 15, 2003. The adoption of FAS 150 did not have a material effect on our results of operations or financial position.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

10.    Subsequent Events

       On October 10, 2003, the Company sold 2,000,000 shares of common stock, $.01 par value ("Common Stock") to institutional investors. The offering price was $7.55 per share, resulting in gross proceeds of $15.1 million. On October 10, the Company sold 287,500 shares of Series B preferred stock to institutional investors. The offering price was $25.00 per share, resulting in gross proceeds of $7.2 million. The Company received approximately $22.3 million after offering expenses from the combined offerings. The Company expects to use the proceeds for acquisitions and to repay a portion of its outstanding borrowings under the Line of Credit.

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations


                                   BACKGROUND

Equity Inns, Inc. (the "Company") is a Memphis-based, self-advised hotel real estate investment trust ("REIT") focused on the upscale extended stay, all-suite and midscale limited-service segments of the hotel industry. The Company, through its wholly owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at September 30, 2003 owned an approximate 97.3% interest in the Partnership.

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

The following table illustrates the Company's geographic presence by the number of hotels as of September 30, 2003.

                       Region
                  ------------------

                  East North Central              14.9%
                  East South Central              13.8%
                  Middle Atlantic                  6.4%
                  Mountain                        10.6%
                  New England                      5.3%
                  Pacific Northwest                2.1%
                  South Atlantic                  27.7%
                  West North Central               7.5%
                  West South Central              11.7%

Management believes that geographic diversity helps to limit its exposure to any one market. At September 30, 2003, the Company owned a geographically diverse portfolio of 94 hotels with 12,109 rooms, located in 34 states with eight national brands. Additionally, this property mix is spread between suburban and urban locations, helping to insulate the Company from various economic climates, including a depressed business travel climate.

The Company's hotel portfolio includes premium limited service hotels, all-suite hotels, premium extended stay hotels, and full service hotels. This array of product allows management to diversify the asset portfolio in an effort to reduce risk in various economic environments.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


BACKGROUND, Continued

The following chart summarizes information regarding the Company's franchise diversity at September 30, 2003:

                                                     Number of           Number of
           Franchise Affiliation                  Hotel Properties      Rooms/Suites
           ---------------------                  ----------------      ------------
           Premium Limited Service Hotels:
                Hampton Inn                             47                 5,905
                Comfort Inn                              2                   245
                                                        --                ------
                     Sub-total                          49                 6,150
                                                        --                ------

           All-Suite Hotels:
                AmeriSuites                             19                 2,403

           Premium Extended Stay Hotels:
                Residence Inn                           11                 1,351
                Homewood Suites                          9                 1,295
                                                        --                ------
                     Sub-total                          20                 2,646
                                                        --                ------

           Full Service Hotels:
                Holiday Inn                              4                   557
                Comfort Inn                              1                   177
                Courtyard by Marriott                    1                   176
                                                        --                ------
                     Sub-total                           6                   910
                                                        --                ------

                            Total                       94                12,109
                                                        ==                ======

Ninety-three percent of the hotel portfolio is comprised of the following leading franchise brands: Homewood Suites and Hampton Inn by Hilton, Residence Inn by Marriott, Courtyard by Marriott and AmeriSuites by Prime Hospitality. Management believes that multiple brands at the midscale level, without food and beverage, help to insulate the asset portfolio against the volatility of results relative to industry revenue per available room ("RevPAR") performance. Descriptions of each of the Company's brands are as follows:

       Homewood Suites by Hilton:
           A premier upscale extended stay hotel, focusing on extended stay, corporate transient and family travelers. Voted the #1 extended stay hotel brand by JD Powers in 2003.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


BACKGROUND, Continued

       Hampton Inn by Hilton:
           A premier midscale without food and beverage hotel chain with over 1,000 locations.

       Residence Inn by Marriott:
           A premier upscale extended stay hotel, focusing on extended stay, corporate transient and family travelers. Voted the #2 extended stay hotel brand by JD Powers in 2003.

       AmeriSuites by Prime Hospitality:
           An upscale all-suite hotel, billed as America's most affordable all-suite hotel.

Approximately 72% of the Company's hotels are branded by Marriott and Hilton, which both provide national marketing support and frequent stay programs that continue to drive additional revenue. The fact that better brands generate premium RevPAR over their peers is another factor in Equity Inns' effort to limit its risk and the volatility of the portfolio. The chart below illustrates the 2002 RevPAR premium for the Company's premier brands.

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

(Sources: Brand RevPAR -- Hilton and Marriott press releases; Chain Segment RevPAR -- Smith Travel)

Effective January 1, 2002, the Company, through its TRS Lessees, outsourced the management of its hotels to leading management companies. By utilizing third party managers with contracts providing for relatively short-term incentives, the Company is able to better control the results the third party management companies produce. The managers of the Company's hotels are as follows:

                                                       Number of Hotels
                                                       ----------------

    Interstate Hotels & Resorts, Inc.                        51
    Hilton Hotels Corporation                                18
    Prime Hospitality Corporation (subsidiaries)             19
    Others                                                    6
                                                             --

                                                             94
                                                             ==

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


BACKGROUND, Continued

The Company pursues an active asset management strategy and constantly considers the purchase of assets in strategic locations or the sale of assets when they no longer fit the Company's long-term goals. This process is ongoing, and activity could potentially increase given a more fluid marketplace.

                              RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 and 2002

Hotel revenue for the current period totaled $63.6 million. Hotel revenue for the same period of the prior year totaled $62.2 million. This represents an increase in hotel revenues of approximately $1.4 million. Included in the current period hotel revenue is approximately $1.2 million of revenue related to the Company's most recent hotel acquisition in December 2002. Excluding the revenue from this acquired property, the Company's hotel revenue increased by approximately $.2 million. For the quarter, revenue per available room increased ..2% as compared to the same period last year.

Other revenue decreased by approximately $126,000 as compared to the same period last year, due primarily to a decrease in the income received from the provision of certain management services to the Company's joint venture partner, GHII, LLC.

Property operating costs and other operating department expenses increased by approximately $753,000 as compared to the same period last year. The increase was due primarily to an increase in the cost of utilities.

Property taxes and insurance increased by approximately $100,000 due primarily to increases in property taxes attributable to the acquisition of the Courtyard by Marriott hotel located in Houston, Texas in December 2002.

Depreciation expense decreased slightly as compared to the same period last year, due primarily to certain components becoming fully depreciated in prior periods.

Amortization of franchise fees decreased by approximately $9,000 due primarily to extensions of certain of the Company's hotel franchise licenses for extended periods.

General and administrative expenses, including non-cash compensation, increased approximately $251,000 over the prior quarter, due primarily to an increase in accrued incentive wages.

Rental expense decreased by approximately $210,000, as compared to the prior quarter, due to the recording of non-recurring adjustments in the prior period.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



RESULTS OF OPERATIONS, Continued

Amortization of debt costs decreased by approximately $133,000, as compared to the prior quarter, due to of renewal of the Company's line of credit, which was completed in June 2003.

Interest expense decreased by approximately $78,000, as compared to the prior quarter, due to a decrease in the weighted average interest rate from 8.17% to 7.86%, offset by an increase in average borrowings outstanding from $349.8 million to $360.4 million.

Income tax benefit increased by approximately $24,000 over the prior quarter as the Company's taxable REIT subsidiaries incurred larger losses.

Income from operations of discontinued operations represents the operating results of three hotels sold by the Company in 2003 and three hotels which the Company expects to sell in the next year. Statement of Financial Accounting Standard No. 144, Accounting for the Impairment of Long-Lived Assets, requires the results of operations of both sold hotels and hotels held for sale to be reported as discontinued operations.

Nine Months Ended September 30, 2003 and 2002

Hotel revenue for the current period totaled $178.2 million. Hotel revenue for the same period of the prior year totaled $176.9 million. This represents an increase in hotel revenue of approximately $1.3 million. Included in the current period hotel revenue is approximately $3.9 million of revenue related to the Company's most recent hotel acquisition in December 2002. Excluding the revenue from this acquired property, the Company's hotel revenues decreased by approximately $2.6 million compared to the prior year period. For the period, revenue per available room declined 1.3% as compared to the same period last year, due primarily to a decline in average daily rate from $77.81 to $76.15.

Other revenue decreased by approximately $270,000 as compared to the same period last year, due primarily to a decrease in the income received from the provision of certain management services to the Company's joint venture partner, GHII, LLC.

Property operating costs and other operating department expenses increased by approximately $1.4 million, as compared to the same period last year, due primarily to an increase in the cost of utilities and insurance.

Property taxes and insurance increased over the comparable period last year by approximately $216,000 due primarily to increases in property taxes, attributable to the acquisition of the Courtyard by Marriott hotel located in Houston, Texas in December 2002.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


RESULTS OF OPERATIONS, Continued

Depreciation expense decreased slightly as compared to the same period last year, due primarily to certain components becoming fully depreciated in prior periods.

Amortization of franchise fees decreased by approximately $32,000 due primarily to extensions of certain of the Company's hotel franchise licenses for extended periods and the sale of three hotels in 2003.

General and administrative expenses, including non-cash compensation, increased approximately $765,000 over the comparable period last year, due primarily to increased professional fees, franchise taxes, and an increase in accrued incentive wages.

Rental expense decreased by approximately $423,000, as compared to the prior period, due to the recording of non-recurring adjustments in the prior period.

Amortization of debt costs increased by approximately $254,000, as compared to the same period last year, due primarily to the write-off of debt costs as a result of the early replacement of the Company's line of credit, which was originally scheduled to expire in October 2003.

Interest expense decreased by approximately $488,000 as compared to the prior quarter, due to a decrease in the weighted average interest rate from 8.03% to 7.89%, and by a decrease in average borrowings outstanding from $364.2 million to $362.7 million.

Income tax benefit increased $363,000 over the prior quarter as the Company's taxable REIT subsidiaries incurred larger losses.

Gain on the sale of hotel properties relates to the sale of three hotels in 2003.

Loss on impairment of hotels held for sale represents the anticipated losses recorded in June 2003 on the sale of three hotels that the Company expects to sell in the next year, at a combined loss of approximately $3.6 million. The sale of one of these hotels was completed in August 2003.

Income from operations of discontinued operations represents the operating results of three hotels sold by the Company in 2003 and three hotels which the Company expects to sell in the next year. Statement of Financial Accounting Standard No. 144, Accounting for the Impairment of Long-Lived Assets, requires the results of operations of both sold hotels and hotels held for sale to be reported as discontinued operations.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


                         LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash to meet its cash requirements, including distributions to its shareholders and repayments of indebtedness, is from its operating cash flow. For the nine months ended September 30, 2003, net cash flow provided by operating activities was $27.9 million. The Company currently expects that its operating cash flow will be sufficient to fund its continuing operations, including its required debt service obligations and distributions to shareholders required to maintain its status as a REIT. The Company expects to fund any short-term liquidity requirements above its operating cash flows through short-term borrowings under the line of credit with Bank One, NA (the "Line of Credit"). At September 30, 2003, the Company had approximately $11.4 million of cash and cash equivalents.

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

At September 30, 2003, the Company had outstanding debt of approximately $352.7 million, including $71.7 million under the Line of Credit, leaving approximately $29.7 million of borrowing capacity under the Line of Credit, after consideration of outstanding letters of credit. The Company's consolidated indebtedness was 37.6% of its investment in hotels, at cost, at September 30, 2003.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


LIQUIDITY AND CAPITAL RESOURCES, Continued

The following details the Company's debt outstanding at September 30, 2003:

                                                                  Interest
                                                                    Rate                     Maturity
                                                             ------------------           -------------
       Commercial Mortgage Bonds
          Class A                    $  4,373,846             6.83%       Fixed           November 2006
          Class B                      50,600,000             7.37%       Fixed           December 2015
          Class C                      10,000,000             7.58%       Fixed           February 2017
                                     ------------
                                       64,973,846

       Line of Credit                  71,700,000            LIBOR plus   Variable        June 2006
                                                             Percentage

       Mortgage                        91,420,587             8.37%       Fixed           July 2009
       Mortgage                        67,152,451             8.25%       Fixed           November 2010
       Mortgage                        34,739,540             8.25%       Fixed           November 2010
       Mortgage                        10,750,000            LIBOR plus   Variable        August 2008
                                                             285 pts.
       Mortgage                         2,934,392             6.00%       Fixed           May 2008
       Mortgage                         5,490,900            10.00%       Fixed           September 2005
       Mortgage                         3,553,272             6.37%       Fixed           November 2016
                                     ------------

                                     $352,714,988
                                     ============

At September 30, 2003, the Line of Credit had a borrowing capacity of approximately $102 million. The weighted average interest rate incurred by the Company during the nine months ended September 30, 2003 was 7.89%. Payment of outstanding indebtedness under the Line of Credit is due at maturity in June 2006.

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

During the nine months ended September 30, 2003, the Company invested $10.1 million to fund capital improvements to its hotels, including replacement of carpets, drapes, renovation of common areas and improvements of hotel exteriors. In addition, the Company expects to fund an additional $5.9 million during the remainder of 2003 for capital improvements. The Company intends to fund such improvements out of future cash from operations, present cash balances and borrowings under the Line of Credit. Under certain of its loan agreements, the Partnership is obligated to fund 4% of room revenues per quarter, on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the Company's hotels.

The Company intends to fund cash distributions to shareholders and limited partners principally out of cash generated from operations. The Company may incur, or cause its subsidiaries to incur, indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's decision to pay a quarterly common dividend will be determined each quarter, at the discretion of the Board of Directors, based upon operating results, other cash requirements, economic conditions and other operating trends.

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


LIQUIDITY AND CAPITAL RESOURCES, Continued

additional equity securities of the Company, the sale of selected assets or, in connection with acquisitions of hotel properties, the issuance of Units. Under the Partnership's limited partnership agreement (the "Partnership Agreement"), subject to certain holding period requirements, holders of Units in the Partnership have the right to require the Partnership to redeem their Units. During the nine months ended September 30, 2003, 51,521 Units were tendered for redemption and the Company issued 51,521 shares of Common Stock in redemption of the Units. Under the Partnership Agreement, the Company has the option to redeem Units tendered for redemption on a one-for-one basis for shares of Common Stock or for an equivalent amount of cash. The Company anticipates that it will acquire any Units tendered for redemption in the foreseeable future in exchange for shares of Common Stock and, to date, has registered such shares so as to be freely tradeable by the recipient.

                              FUNDS FROM OPERATIONS

The Company generally considers Funds from Operations ("FFO") to be an appropriate measure of the performance of an equity REIT. Under the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. For the periods presented, depreciation (including depreciation from discontinued operations), gains and losses from sales of property, and minority interest were the Company's only adjustments to net income for the definition of FFO. The Company further adjusts Funds from Operations by adding back loss on impairment of hotels held for sale and loss on redemption of Series A preferred stock. The Company refers to this further adjustment to FFO as "Adjusted Funds from Operations." The Company's method of calculation of FFO and Adjusted FFO may not strictly comply with the NAREIT definition and may not be comparable to other REITs. FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments with respect to indebtedness on the hotels.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


FUNDS FROM OPERATIONS, Continued

The following reconciliation of net income to adjusted FFO illustrates the difference in the two measures of operating performance:

                                                      For the Three Months Ended       For the Nine Months Ended
                                                             September 30,                   September 30,
                                                    -----------------------------     ----------------------------
                                                        2003              2002           2003             2002
                                                    -----------       -----------     -----------      -----------
Net income (loss)                                   $ 4,350,618       $ 3,723,274     $ 4,138,597      $ 6,826,649

Less:
   Preferred stock dividends                         (1,686,517)       (1,632,813)     (4,952,143)      (4,898,439)
   Loss on redemption of Series A
     preferred stock                                 (2,408,257)                       (2,408,257)
   (Gain) loss on sale of hotel properties               52,530                        (1,222,014)

Add:
   Minority interest                                      6,576            63,798           8,821           58,776
   Depreciation                                       9,662,676         9,833,169      28,991,228       29,343,823
   Depreciation from discontinued operations                              424,326         576,060        1,412,748
                                                    -----------       -----------     -----------      -----------

Funds From Operations                                 9,977,626        12,411,754      25,132,292       32,743,557

Add:
   Loss on impairment of hotels held for sale                                           3,556,067
   Loss on redemption of Series A
     preferred stock                                  2,408,257                         2,408,257
                                                    -----------       -----------     -----------      -----------

Adjusted Funds from Operations                      $12,385,883       $12,411,754     $31,096,616      $32,743,557
                                                    ===========       ===========     ===========      ===========

Weighted average number of outstanding
   shares of common stock and units of
   partnership                                       41,699,390        41,666,057      41,693,705       40,540,551
                                                    ===========       ===========     ===========      ===========

Funds From Operations per Share and Unit            $      0.24       $      0.30     $      0.60      $      0.81
                                                    ===========       ===========     ===========      ===========

Adjusted Funds from Operations per share
   and unit                                         $      0.30       $      0.30     $      0.75      $      0.81
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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


                           FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements containing the words "believes", "estimates", "projects", "anticipates", "intends," "expects" and words of similar import. Such forward-looking statements relate to future events and the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from the results or achievement expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following: the ability of the Company to cope with domestic economic and political disruption and Federal and state governmental regulations or war, terrorism, states of emergency or similar activities; risks associated with debt financing; hotel operating risks; the ability of the Company to successfully implement its operating strategy; changes in economic cycles; competition from other hospitality companies; and changes in the laws and government regulations applicable to the Company. Risk factors relating to such forward-looking statements are contained from time to time in the Company's filings with the SEC, including the Company's Current Report on Form 8-K dated March 27, 2003 filed under the Securities Exchange Act of 1934, as amended. The Company is not obligated to update any such forward-looking statements or risk factors.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain financial market risks, the most predominant of which is the fluctuation in interest rates. At September 30, 2003, the Company's exposure to market risk for a change in interest rates is related solely to its debt outstanding under the Line of Credit. Total debt outstanding under the Line of Credit totaled $71.7 million at September 30, 2003.

The Company's Line of Credit bears interest at a variable rate of LIBOR plus 2.25%, 2.5%, 2.75% or 3.0% as determined by the Company's percentage of total debt to earnings before interest, taxes, depreciation and amortization, as defined in the loan agreement (the "Percentage"). At September 30, 2003, the interest rate on the line of credit was LIBOR (1.12% at September 30, 2003) plus 2.75%. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable through such arrangements and derivative financial instruments such as interest rate swaps, to effectively lock the interest rate on a portion of its variable rate debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

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

Thus, at September 30, 2003, the Company has $21.7 million of variable rate debt outstanding under the Line of Credit that was exposed to fluctuations in the market rate of interest.

The Company's Line of Credit matures in June 2006. As discussed above, the Company's Line of Credit bears interest at variable rates, and therefore, cost approximates market value. As of September 30, 2003, the fair value liability of the Company's interest rate swaps was approximately $1.7 million.

The Company's operating results are affected by changes in interest rates, primarily as a result of its borrowing under the Line of Credit. If interest rates increased by 25 basis points, the Company's interest expense for the nine months ended September 30, 2003 would have increased by approximately $64,000, based on balances outstanding during the period ended September 30, 2003.


Item 4.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company's management, including Phillip H. McNeill, Sr., the Company's chief executive officer ("CEO") and Donald H. Dempsey, the Company's chief financial officer ("CFO"). Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits -- The following exhibits were filed with this Quarterly Report on Form 10-Q:

         4.1 -- Form of Preferred Stock Certificate for 8.75% Series B Cumulative Preferred Stock, $.01 par value per share (Liquidation Preference $25 per share), of the Company (incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K dated August 11, 2003 and filed August 11, 2003).

         31.1 -- Rule 13a-14(a) Certification of Phillip H. McNeill, Sr.
         31.2 -- Rule 13a-14(a) Certification of Donald H. Dempsey
         32.1 -- Section 1350 Certification of Phillip H. McNeill, Sr.
         32.2 -- Section 1350 Certification of Donald H. Dempsey

(b) Reports on Form 8-K -- During the period covered by this Quarterly Report on Form 10-Q, the Company filed the following six (6) Current Reports on Form 8-K:

         (1) Current Report on Form 8-K dated June 11, 2003 and filed on July 2, 2003, (Items 5 and 7) disclosing that the Company entered into an Amended and Restated Secured Revolving Credit Agreement, dated as of June 11, 2003, in the maximum principal amount of $110 million.

         (2) Current Report on Form 8-K dated July 3, 2003 and filed on July 3, 2003, (Item 5) disclosing the sale by the Company of four of its hotels and its intention to record an impairment charge of $3.6 million with regard to the sale of these hotels.

         (3) Current Report on Form 8-K dated July 7, 2003 and field on July 9, 2003, (Item 7) presenting the Statement regarding Computation of Ratios in accordance with Item 503(d) of Regulation S-K.

         (4) Current Report on Form 8-K dated July 11, 2003 and filed on July 11, 2003, (Items 5 and 7) announcing the pricing of an underwritten public offering of 3,000,000 shares of the Company's 8.75% Series B Cumulative Preferred Stock, $.01 par value per share.

         (5) Current Report on Form 8-K dated August 7, 2003 and filed on August 7, 2003, (Items 7 and 12) announcing the Company's issuance of its earnings press release for the three months and six months ended June 30, 2003.

         (6) Current Report on Form 8-K dated August 11, 2003 and filed on August 11, 2003, (Items 5 and 7) announcing the Company's completion of its underwritten public offering of the Company's 8.75% Series B Cumulative Preferred Stock, $.01 par value per share.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Equity Inns, Inc.



   November 13, 2003            By:  /s/Donald H. Dempsey
-----------------------         -----------------------------------------------
         Date                   Donald H. Dempsey
                                Executive Vice President, Secretary, Treasurer,
                                and Chief Financial Officer (Principal Financial
                                and Accounting Officer)