Form 10-K
period 2003-12-31
EQUITY INNS INC
filed 2004-03-12
CIK 916530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
--
 X                Annual Report Pursuant to Section 13 or 15(d) of
---                     The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003     Commission File Number 01-12073

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

           Securities registered pursuant to Section 12(b) of the Act:
            8.75% Series B Cumulative Preferred Stock, $.01 par value
           -----------------------------------------------------------
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
           -----------------------------------------------------------
                                (Title of Class)

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes X   No   .
                                        ---    ---

Aggregate market value of voting stock and non-voting common stock held by nonaffiliates of the registrant as of June 30, 2003: $269,615,789. Number of shares of Common Stock, $.01 par value, outstanding as of March 8, 2004:
43,043,736

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its 2004 Annual Meeting of Shareholders to be held May 13, 2004 (the "Proxy Statement") are incorporated by reference into Part III of this Report.

Exhibit Index beginning on Page 66.

                                EQUITY INNS, INC
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 2003

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
Item 1.    Business                                                            3

Item 2.    Properties                                                         10

Item 3.    Legal Proceedings                                                  12

Item 4.    Submission of Matters to a Vote of Security Holders                12

                                               PART II

Item 5.    Market for Registrant's Common Equity and Related
              Stockholder Matters                                             12

Item 6.    Selected Financial Data                                            13

Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             14

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         23

Item 8.    Financial Statements and Supplementary Data                        25

Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                             58

Item 9A.   Controls and Procedures                                            58

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant                 58

Item 11.   Executive Compensation                                             58

Item 12.   Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                      59

Item 13.   Certain Relationships and Related Transactions                     59

Item 14.   Principal Accounting Fees and Services                             59

                                     PART IV

Item 15.   Exhibits, Financial Statements, Schedules, and Reports on
                     Form 8-K                                                 59

                                     PART I

Throughout this Form 10-K, the words "Company", "Equity Inns", "we", "our", and "us" refer to Equity Inns, Inc., a Tennessee corporation, and its consolidated subsidiaries, unless otherwise stated or the context requires otherwise.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, "believes", "estimates", "intends", "will", "anticipates", "expects" and words of similar import. Such forward- looking statements relate to future events, the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified, or incorporated by reference in this report including, but not limited to those discussed in the sections entitled "Growth Strategy" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations," certain risk factors as discussed in our Current Report on Form 8-K filed March 11, 2004, and in any other documents filed by the Company with the Securities and Exchange Commission that could cause actual results to differ. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 1.       BUSINESS

(a)      General Development of Business

Equity Inns is in the business of acquiring and disposing of equity interests in hotels, primarily mid- scale to upscale properties. The Company completed an initial public offering in March 1994 and is a real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and, at December 31, 2003, owned an approximate 97.4% interest in the Partnership. We conduct our business through the Partnership and our other subsidiaries.

(b)      Narrative Description of Business

At December 31, 2003, we owned 93 hotel properties with a total of 11,997 rooms in 34 states. In order to qualify as a REIT, we cannot operate hotels. Therefore, our hotels were leased to taxable REIT subsidiaries of the Company (the "TRS Lessees") and are managed by unrelated third parties.

On January 1, 2001, the REIT Modernization Act ("RMA") went into effect. Among other things, the RMA permits a REIT to form taxable REIT subsidiaries ("TRSs") that lease hotels from the REIT, provided that the hotels are managed by independent management companies. Effective January 1, 2001, we completed transactions that resulted in our TRSs acquiring leases for the 77 hotels that were previously leased by subsidiaries of Interstate Hotels Corporation. Effective January 1, 2002, we completed transactions that resulted in acquiring leases for the remaining 19 hotels that were previously leased by subsidiaries of Prime Hospitality Corporation. By acquiring these leases through our TRSs, we realized the economic benefits and risks of the operations of these hotels and began reporting hotel revenues and expenses rather than percentage lease revenues.

We maintain management agreements with unrelated third parties for our hotels that range in terms from 1 to 10 years. The management fees consist of a base fee ranging from 1.5% to 2.5% of hotel revenues and an incentive fee consisting of a percentage of gross operating profits in excess of budget, as defined by the management agreements. These fees are recorded by us as a component of direct hotel expenses in our consolidated statements of operations.

At December 31, 2003, our independent hotel managers are as follows:

                                                          # of
                                                          Hotels
                                                          ------

         Interstate Hotels Corporation                      51
         Promus Hotels, Inc. (a Hilton Hotels
              Corporation subsidiary)                       18
         Prime Hospitality Corporation                      18
         Other                                               6
                                                            --

              Total                                         93
                                                            ==


The diversity of our portfolio is such that, at December 31, 2003, no individual hotel exceeded 2.1% of the total rooms in the portfolio. Our geographical distribution and franchise diversity is illustrated by the following charts.

                               Franchise Diversity

                                               # of Hotel           # of Rooms/
    Franchise Affiliation                      Properties              Suites
    ---------------------                      ----------           -----------

    Premium Limited Service Hotels:
         Hampton Inn                                  47               5,905
         Comfort Inn                                   2                 245
                                                      --              ------
             Sub-total                                49               6,150
                                                      --              ------

    All-Suite Hotels:
         AmeriSuites                                  18               2,291
                                                      --              ------

    Premium Extended Stay Hotels:
         Residence Inn                                11               1,351
         Homewood Suites                               9               1,295
                                                      --              ------
             Sub-total                                20               2,646
                                                      --              ------

    Full Service Hotels:
         Holiday Inn                                   4                 557
         Comfort Inn                                   1                 177
         Marriott Courtyard                            1                 176
                                                      --              ------
             Sub-total                                 6                 910
                                                      --              ------

             Total                                    93              11,997
                                                      ==              ======

                             Geographical Diversity

                          Number of        Number of          Percentage of
State                      Hotels         Suites/Rooms         Suites/Rooms
-----                     ---------       ------------        -------------

Alabama                       3                  382              3.2%
Arizona                       4                  495              4.1%
Arkansas                      1                  123              1.0%
Colorado                      3                  356              3.0%
Connecticut                   3                  405              3.4%
Florida                       7                  967              8.1%
Georgia                       3                  314              2.6%
Idaho                         1                  104              0.9%
Illinois                      3                  499              4.2%
Indiana                       2                  255              2.1%
Kansas                        2                  260              2.2%
Kentucky                      1                  119              1.0%
Louisiana                     1                  128              1.1%
Maryland                      2                  244              2.0%
Michigan                      3                  399              3.3%
Minnesota                     2                  248              2.1%
Missouri                      2                  242              2.0%
Nebraska                      1                   80              0.7%
Nevada                        1                  202              1.7%
New Jersey                    3                  424              3.5%
New Mexico                    1                  128              1.0%
New York                      1                  154              1.3%
North Carolina                4                  513              4.3%
Ohio                          6                  736              6.1%
Oklahoma                      1                  135              1.1%
Oregon                        1                  168              1.4%
Pennsylvania                  2                  249              2.1%
South Carolina                3                  404              3.4%
Tennessee                     9                1,047              8.7%
Texas                         8                1,156              9.6%
Vermont                       2                  200              1.7%
Virginia                      2                  245              2.0%
Washington                    1                  161              1.3%
West Virginia                 4                  455              3.8%
                             --               ------             ----

       Totals                93               11,997            100.0%
                             ==               ======            =====

GROWTH STRATEGY

The Company's business objectives are to increase funds from operations and dividends, while enhancing shareholder value primarily through (i) aggressive asset management and the strategic investment of capital in its diversified hotel portfolio, primarily with mid-scale and upscale properties in urban and suburban areas, (ii) selectively acquiring hotels that have been underperforming due to the lack of sufficient capital improvements, poor management or franchise affiliation, and (iii) selectively disposing of hotels that have reached their earnings potential or may, in management's judgment, suffer adverse changes in their local market, or require large capital outlays.

EMPLOYEES

At March 1, 2004, we employed, through a wholly-owned subsidiary, 18 employees.

COMPETITION

The hotel industry is highly competitive with various participants competing on the basis of price, level of service and geographic location. Each of our hotels is located in a developed area that includes other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on the occupancy, average daily rate ("ADR") and Revenue Per Available Room ("RevPAR") of our hotels or at hotel properties acquired in the future. We believe that brand recognition, location, the quality of the hotel, consistency of services provided, and price are the principal competitive factors affecting our hotels.

FRANCHISE AGREEMENTS

A part of our asset management program is the licensing of all of our hotels under nationally franchised brands. We believe that the public's perception of quality associated with a franchisor is an important feature in the operation of a hotel. We also believe that franchised properties generally have higher levels of occupancy and ADR than unfranchised properties due to access to national reservation systems and advertising and marketing programs provided by franchisors. Our franchise agreements generally have terms ranging from 10 to 25 years and expire beginning in 2004 through 2028. Renewal procedures are currently underway for several of our hotels.

We are also committed to franchisors to make certain capital improvements to our hotel properties, which will be funded primarily through our operating cash flows. We made capital improvements of approximately $13.3 million to our hotels in 2003. In 2004, we expect to fund approximately $17 million of capital improvements to our hotels.

SEASONALITY

Our operations historically have been seasonal in nature, generally reflecting higher occupancy rates and RevPAR during the second and third quarters. This seasonality can be expected to cause fluctuations in our quarterly operating results.

TAX STATUS

We intend to operate so as to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As long as we qualify for taxation as a REIT, with certain exceptions, we will not be taxed at the corporate level on our taxable income that is distributed to our shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it must distribute annually at least 90% of its taxable income in the form of a dividend to its shareholders. Failure to qualify as a REIT will render us subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and distributions to the shareholders in any such year will not be deductible by us. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property. In connection with our election to be taxed as a REIT, our Company charter imposes certain restrictions on the transfer of shares of our common stock and preferred stock. We have adopted the calendar year as our taxable year.

The RMA, which generally took effect on January 1, 2001, includes several REIT provisions which revised extensively the tax rules applicable to TRSs. Under the RMA provisions, we are now allowed to own all of the stock in TRSs. In addition, a TRS is allowed to perform "non-customary" services for hotel guests and is permitted to enter into many new businesses. However, TRSs are not allowed to manage hotels. Each TRS is required to enter into management contracts for our hotels with independent management companies. The use of TRSs, however, is subject to certain restrictions, including the following:

       o no more than 20% of the REIT's assets may consist of securities of its TRSs;
       o the tax deductibility of interest paid or accrued by a TRS to its affiliated REIT is limited; and
       o a 100% excise tax is imposed on non-arm's length transactions between a TRS and its affiliated REIT or the REIT's tenants.

As a result of the opportunities offered by the RMA, we have terminated or assigned the leases for hotels previously leased to the subsidiaries of Interstate and Prime and entered into new leases with the TRS Lessees for all of our hotels.

ENVIRONMENTAL MATTERS

In connection with the acquisition of our hotels, Phase I environmental site assessments were obtained on all of our hotels. These assessments included historical reviews of our hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screenings for hazardous and toxic substances and underground storage tanks, and the preparation and issuance of a written report. These assessments did not include invasive procedures to detect contaminants from former operations of our hotels or migrating from neighbors or caused by third parties. These assessments have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets, results of operations or liquidity, nor are we aware of any such liability or material environmental issues.

EXECUTIVE OFFICERS OF THE COMPANY

The Company's executive officers, listed below, serve in their respective capacities for approximate one year terms and are subject to re-election annually by the Board of Directors, normally in May of each year.

            NAME                                     POSITION
     -----------------------           -----------------------------------------

     Phillip H. McNeill, Sr.           Chairman of the Board, Chief Executive
                                       Officer and Director

     Howard A. Silver                  President, Chief Operating Officer and
                                       Director

     J. Mitchell Collins*              Executive Vice President, Chief Financial
                                       Officer, Secretary, Treasurer

     Donald H. Dempsey*                Former Executive Vice President, Chief
                                       Financial Officer, Secretary, Treasurer

     Phillip H. McNeill, Jr.           Executive Vice President of Development

     J. Ronald Cooper                  Vice President, Controller, Assistant
                                       Secretary, and Assistant Treasurer

*Mr. Collins was elected by our Board to be Executive Vice President, Chief Financial Officer, Secretary, and Treasurer on January 23, 2004. Mr. Dempsey resigned as Executive Vice President, Chief Financial Officer, Secretary and Treasurer and director on January 23, 2004 in conjunction with his planned retirement from our Company. Mr. Dempsey will remain an employee of our Company through May 2004.

Phillip H. McNeill, Sr. (age 65) has served as our Chairman of the Board of Directors and Chief Executive Officer since our Company was founded and has been Chairman and President of McNeill Investment Company, Inc. since 1977. From 1963 to 1977, he served in various capacities, including President and Chief Executive Officer, with Schumacher Mortgage Company, Inc., a mortgage banking firm and subsidiary of Time, Inc. Mr. McNeill has served as President and Director of the Memphis Mortgage Bankers Association and the Tennessee State Mortgage Bankers Association. He has been a director of National Commerce Financial Corporation since 1999, a member of the Board of Trustees of Rhodes College, the Board of Visitors of the University of Memphis, and a board member of the Society of Entrepreneurs and Youth Villages, Inc. He has been Chairman of the Board, Chief Executive Officer and Director of our Company since its founding in 1993. Mr. McNeill is the father of Phillip H. McNeill, Jr., our Executive Vice President- Development.

Howard A. Silver (age 49) is our President and Chief Operating Officer. Mr. Silver joined our Company in May 1994 and has served in various capacities, including Executive Vice President of Finance, Secretary, Treasurer and Chief Financial Officer of our Company until June 1998. From 1992 until joining our Company, Mr. Silver served as Chief Financial Officer of Alabaster Originals, L.P., Memphis, Tennessee, a fashion jewelry wholesaler. From 1978 to 1985, Mr. Silver was a certified public accountant with the national accounting firm of Coopers & Lybrand L.L.P., from 1985 to 1987, Mr. Silver served as Vice President of Finance of Fogelman Properties, Inc., Memphis, Tennessee, an apartment management company, and from 1987 to 1992, Mr. Silver was employed as a certified public accountant with the national accounting firm of Ernst & Young. He has been a certified public accountant since 1980. Mr. Silver has been a director of our Company since December 1998. Mr. Silver is also on the Board of Managers of GHII, LLC, a private furniture and equipment contractor, and is a director of Ridgeway Country Club.

J. Mitchell Collins (age 35) is Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company, positions he has held since January 2004. From 2000 until 2003, he served as Executive Vice President and Chief Financial Officer of ResortQuest International, Inc., a New York Stock Exchange Company ("NYSE") that performed rental property management in resort areas. ResortQuest was purchased by Gaylord Entertainment, Inc. in late 2003. From 1990 until 2000, Mr. Collins worked with Arthur Andersen LLP, where he represented the firm as part of its National Hospitality practice and also was a Team Leader for Andersen's Real Estate and Hospitality practice in its Mid-South region. Mr. Collins is also a member of the American Institute of Certified Public Accountants.

Phillip H. McNeill, Jr. (age 42) is Executive Vice President of Development of the Company, a position he has held since 1996. From 1994 to 1996, he served as President of Trust Leasing, Inc., formerly McNeill Hotel Co., Inc., the Company's former lessee, and from 1984 to 1996 served as Vice President of Trust Management, Inc., formerly McNeill Hospitality Corporation, which was an affiliate of McNeill Hotel Company. Mr. McNeill is the son of Phillip H. McNeill, Sr., our Chairman and Chief Executive Officer.

J. Ronald Cooper (age 55) is Vice President, Controller, Assistant Secretary and Assistant Treasurer of the Company, positions he has held since 1996. From 1994 to 1996, he was Controller and Director of Financial Reporting for McNeill Hotel Company and joined the that Company in October 1994. Mr. Cooper has been a certified public accountant since 1972. From 1978 until joining McNeill Hotel Company, Mr. Cooper was employed as Secretary, Treasurer and Controller of Wall Street Deli, Inc., a publicly-owned delicatessen company. Prior to that, Mr. Cooper was a certified public accountant with the national accounting firm of Coopers & Lybrand L.L.P. from 1970 to 1976.

AVAILABLE INFORMATION

Our Internet website address is: www.equityinns.com. We also make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").

We will also make available our Corporate Governance Guidelines and the charters of our Audit, Compensation and Corporate Governance and Nomination Committee on our website under "Corporate Governance" by the time of our annual meeting of shareholders on May 13, 2004. We have also adopted a Code of Ethics that applies to all of our employees and will post this Code of Ethics, along with our Whistleblower policy, on our website by the time of our 2004 annual meeting. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K relating to amendments to or waivers from any provision of the Code of Ethics by posting such information on our website. Our corporate governance documents are also available in print upon written shareholder request to our Secretary, J. Mitchell Collins, at 7700 Wolf River Boulevard, Germantown, Tennessee 38138, or by filling out an information request on our website under "Information Requests."

The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings that we make with the SEC.

ITEM 2.       PROPERTIES

The following table sets forth certain information for the year ended December 31, 2003 with respect to our hotels:


                                                        Year Ended December 31, 2003
                                                        ----------------------------
                                                                                                        Revenue
                                                   Number                                     Average     Per
                                        Date         Of           Room                         Daily    Available
                                       Opened      Rooms        Revenue(1)       Occupancy      Rate    Room (2)
                                       ------      ------       ----------       ---------    -------   --------

Hampton Inn:
   Albany, New York                     1986          154       $  3,987            68.9%      $102.94    $70.92
   Ann Arbor, Michigan                  1986          150          2,703            62.2%       $79.87    $49.71
   Atlanta (Northlake), Georgia         1988          130          1,500            53.4%       $59.69    $31.86
   Austin, Texas                        1987          122          1,549            53.8%       $65.17    $35.07
   Baltimore (Glen Burnie), Maryland    1989          116          2,902            84.7%       $81.64    $69.14
   Beckley, West Virginia               1992          108          2,223            81.8%       $68.90    $56.38
   Birmingham (Mountain Brook),
     Alabama                            1987          131          2,497            70.8%       $74.27    $52.61
   Birmingham (Vestavia), Alabama       1986          123          1,627            56.0%       $65.18    $36.53
   Chapel Hill, North Carolina          1986          122          1,961            67.3%       $65.98    $44.39
   Charleston, South Carolina           1985          125          2,036            78.8%       $56.65    $44.62
   Chattanooga, Tennessee               1988          168          2,622            71.8%       $59.91    $43.01
   Chicago (Gurnee), Illinois           1988          134          1,934            57.4%       $68.84    $39.54
   Chicago (Naperville), Illinois       1987          130          2,312            66.8%       $74.10    $49.48
   Cleveland, Ohio                      1987          123          1,543            52.5%       $65.51    $34.36
   College Station, Texas               1986          135          2,013            63.2%       $65.13    $41.15
   Colorado Springs, Colorado           1985          128          1,476            51.7%       $61.07    $31.59
   Columbia, South Carolina             1985          121          1,694            61.2%       $63.19    $38.67
   Columbus, Georgia                    1986          119          1,885            69.0%       $63.46    $43.78
   Columbus (Dublin), Ohio              1988          123          1,776            56.7%       $69.75    $39.56
   Dallas (Addison), Texas              1985          160          1,579            46.2%       $58.90    $27.21
   Dallas (Richardson), Texas           1987          130          1,513            56.7%       $56.22    $31.88
   Denver (Aurora), Colorado            1985          132          1,330            54.0%       $51.51    $27.81
   Detroit (Madison Heights), Michigan  1987          124          2,354            61.6%       $84.46    $52.01
   Detroit (Northfield), Michigan       1989          125          2,350            63.3%       $81.32    $51.50
   Fayetteville, North Carolina         1986          122          2,129            79.4%       $60.71    $48.20
   Ft. Worth, Texas (3) (4)             1987          125            111            55.9%       $76.22    $42.61
   Gastonia, North Carolina             1989          109          1,344            60.5%       $55.80    $33.79
   Indianapolis, Indiana                1987          129          2,313            66.6%       $73.73    $49.13
   Jacksonville, Florida (3)            1986          122          2,048            74.0%       $62.69    $46.37
   Kansas City (Overland Park), Kansas  1991          134          2,090            60.0%       $71.24    $42.73
   Kansas City, Missouri                1987          120          2,101            61.3%       $78.25    $47.97
   Knoxville, Tennessee                 1991          118          1,897            74.8%       $58.86    $44.04
   Little Rock (North), Arkansas        1985          123          1,381            52.0%       $59.09    $30.75
   Louisville, Kentucky                 1986          119          1,444            55.0%       $60.99    $33.54
   Memphis (Poplar),Tennessee           1985          126          2,486            69.2%       $78.77    $54.49
   Memphis (Sycamore View), Tennessee   1984          117          1,343            57.9%       $54.80    $31.73
   Meriden, Connecticut                 1988          125          2,099            58.2%       $79.66    $46.38
   Milford, Connecticut                 1986          148          2,432            58.5%       $77.01    $45.03
   Morgantown, West Virginia            1991          108          2,273            75.3%       $77.27    $58.21
   Nashville (Briley Parkway),
     Tennessee                          1987          120          1,802            64.7%       $64.16    $41.50
   Norfolk, Virginia                    1990          119          2,394           75.1%        $73.98    $55.59
   Pickwick, Tennessee                  1994           50            654            53.2%       $67.42    $35.85
   San Antonio (Bowie), Texas           1995          169          3,521            67.6%       $84.02    $56.77
   Sarasota, Florida (3)                1987           97          1,149            53.2%       $60.96    $32.45
   Scottsdale, Arizona                  1996          126          1,781            50.1%       $77.26    $38.73
   Scranton, Pennsylvania               1994          129          2,600            73.0%       $75.68    $55.22
   State College, Pennsylvania          1987          120          1,971            54.5%       $82.58    $45.01
   St. Louis (Westport), Missouri       1987          122          1,856            58.1%       $71.75    $41.69

Hampton Inn & Suites
   Bartlett, Tennessee (3) (4)          1998          125             14            34.6%       $64.98    $22.46

Marriott Courtyard
   Houston, Texas                       2002          176          4,348            69.7%       $97.11    $67.69

Comfort Inn:
   Dallas (Arlington), Texas (3)        1985          141          1,175            47.7%       $47.88    $22.83
   Jacksonville Beach, Florida          1973          177          4,496            75.1%       $92.70    $69.59
   Rutland, Vermont                     1985          104          1,721            62.7%       $72.51    $45.47


                                                        Year Ended December 31, 2003
                                                        ----------------------------
                                                                                                        Revenue
                                                   Number                                     Average     Per
                                        Date         Of           Room                         Daily    Available
                                       Opened      Rooms        Revenue(1)       Occupancy      Rate    Room (2)
                                       ------      ------       ----------       ---------    -------   --------
Residence Inn:
   Boise, Idaho                         1986          104          2,622            79.9%       $86.42    $69.07
   Burlington, Vermont                  1988           96          2,355            78.8%       $85.27    $67.21
   Colorado Springs, Colorado           1984           96          2,054            74.8%       $78.28    $58.52
   Minneapolis (Eagan), Minnesota       1988          120          2,492            72.1%       $79.17    $57.05
   Oklahoma City, Oklahoma              1982          135          2,849            76.5%       $75.60    $57.81
   Omaha, Nebraska                      1981           80          1,964            80.2%       $83.89    $67.27
   Portland, Oregon                     1990          168          3,798            69.8%       $88.77    $61.94
   Princeton, New Jersey                1988          208          5,330            81.3%       $86.38    $70.20
   Somers Point, New Jersey             1988          120          4,092            73.7%      $126.85    $93.43
   Tinton Falls, New Jersey             1988           96          3,074            80.1%      $108.90    $87.27
   Tucson, Arizona                      1985          128          3,179            87.1%       $78.10    $68.04

Holiday Inn:
   Bluefield, West Virginia             1980          120          2,046            68.8%       $67.95    $46.72
   Charleston (Mt. Pleasant), South
     Carolina                           1988          158          2,681            55.8%       $83.33    $46.48
   Oak Hill, West Virginia              1983          119          1,196            47.7%       $57.74    $27.54
   Wilkesboro, North Carolina (3) (4)   1985          101            938            63.4%       $66.65    $42.25
   Winston-Salem, North Carolina        1969          160          1,563            49.3%       $54.63    $26.94

Homewood Suites:
   Augusta, Georgia                     1997           65          1,702            75.5%       $95.07    $71.75
   Chicago, Illinois                    1999          235          9,227            79.2%      $136.93   $108.49
   Cincinnati (Sharonville),  Ohio      1990          111          2,150            68.6%       $77.34    $53.07
   Hartford, Connecticut                1990          132          3,480            68.2%      $105.84    $72.22
   Memphis (Germantown), Tennessee      1996           92          2,007            70.9%       $84.24    $59.76
   Orlando, Florida                     1999          252          6,022            79.6%       $82.22    $65.47
   Phoenix, Arizona                     1996          124          2,799            65.8%       $93.98    $61.83
   San Antonio, Texas                   1996          123          2,975            76.1%       $87.07    $66.27
   Seattle, Washington                  1998          161          4,903            80.8%      $103.26    $83.43

AmeriSuites:
   Albuquerque, New Mexico              1997          128          2,821            87.9%       $68.70    $60.37
   Baltimore, Maryland                  1996          128          2,919            76.7%       $81.50    $62.47
   Baton Rouge, Louisiana               1997          128          2,131            61.5%       $74.15    $45.58
   Birmingham, Alabama                  1997          128          2,272            76.5%       $63.51    $48.61
   Cincinnati (Blue Ash), Ohio          1990          127          1,264            47.1%       $57.92    $27.28
   Cincinnati (Forest Park), Ohio       1992          126          1,638            50.8%       $70.14    $35.61
   Columbus, Ohio                       1994          126          2,037            62.5%       $70.83    $44.27
   Flagstaff, Arizona                   1993          117          1,856            69.4%       $62.58    $43.43
   Indianapolis, Indiana                1992          126          2,060            62.5%       $71.72    $44.80
   Jacksonville, Florida (3) (4)        1996          112          1,637            73.2%       $60.45    $44.24
   Las Vegas, Nevada                    1998          202          4,360            80.7%       $73.28    $59.14
   Kansas City (Overland Park), Kansas  1994          126          1,649            55.3%       $64.78    $35.85
   Memphis (Wolfchase), Tennessee       1996          128          1,800            59.5%       $64.79    $38.53
   Miami, Florida                       1996          126          2,226            79.3%       $61.05    $48.40
   Miami (Kendall), Florida             1996           67          1,869            83.2%       $91.85    $76.41
   Minneapolis, Minnesota               1997          128          2,573            72.8%       $75.65    $55.07
   Nashville, Tennessee                 1997          128          1,935            66.0%       $62.74    $41.41
   Richmond, Virginia                   1992          126          1,967            70.8%       $60.41    $42.77
   Tampa, Florida                       1994          126          2,581            74.1%       $75.57    $56.01
                                                   ------     ----------            ----        ------    ------

Consolidated Totals/Weighted
    Average for all Hotels                         12,460       $225,432            66.7%       $75.99    $50.72
                                                   ======       ========            ====        ======    ======

------------------------

(1) Amounts in thousands.
(2) Determined by multiplying occupancy times the average daily rate.
(3) Operations of these hotels are classified as discontinued operations in our accompanying consolidated statements of operations. (4) Represents a partial year of operations, as these hotels were sold during 2003.

ITEM 3.       LEGAL PROCEEDINGS

We are involved in various legal actions arising in the ordinary course of business. Management does not believe that any of the pending actions will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2003, through the solicitation of proxies or otherwise.

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

(a)      Market Information
The Company's common stock, $.01 par value, is traded on the NYSE under the symbol "ENN." The following table sets forth for the indicated periods the high and low closing prices for the common stock as traded through the facilities of the NYSE and the cash distributions declared per share:

                                               Price Range            Distributions
                                               -----------               Declared           Record
                                            High           Low          Per Share            Date
                                           ------         -----       ------------      ------------------
Year Ended December 31, 2002:
     First Quarter                          $8.34         $6.92           $0.12         March 29, 2002
     Second Quarter                         $8.34         $6.92           $0.13         June 28, 2002
     Third Quarter                          $7.59         $5.85           $0.13         September 30, 2002
     Fourth Quarter                         $6.35         $5.03           $0.13         December 31, 2002

Year Ended December 31, 2003:
     First Quarter                          $6.13         $5.28           $0.13         March 31, 2003
     Second Quarter                         $7.37         $5.90           $0.13         June 30, 2003
     Third Quarter                          $7.75         $6.42           $0.13         September 30, 2003
     Fourth Quarter                         $9.34         $7.72           $0.13         December 31, 2003

(b)      Shareholder Information
On March 3, 2004, there were 731 record holders of the Company's common stock, including shares held in "street name" by nominees who are record holders, and approximately 21,000 beneficial owners.

(c)      Distributions
We have adopted a policy of paying regular quarterly distributions on our common stock, and cash distributions were paid on our common stock each quarter since our initial public offering in March 1994, through the third quarter of 2001. Due to the economic impact of the events of September 11, 2001 on the lodging industry, we did not declare or pay a distribution for the fourth quarter of 2001. We again began paying distributions in the first quarter of 2002. Earnings and profits determine whether distributions to our shareholders are taxable as ordinary income or are a non- taxable return of capital. Earnings and profits for federal income tax purposes will differ from net income reported for financial purposes primarily due to the difference for federal tax purposes in the estimated lives used to compute depreciation on our hotels.

We expect to make future quarterly distributions to our shareholders. The amount of our future distributions will be based upon quarterly operating results, economic conditions, capital requirements, the Internal Revenue Code's annual distribution requirements, leverage restrictions imposed by our Line of Credit and other factors which our Board of Directors deems relevant.

A portion of the distribution to our shareholders is expected to represent a return of capital for federal income tax purposes. Our distributions made in 2003, 2002 and 2001 are considered to be approximately 1%, 3% and 21% return of capital, respectively, for federal income tax purposes.

(d)      Recent Sales of Unregistered Securities
During the year ended December 31, 2003, we issued 51,521 shares of common stock in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, upon the redemption of units of limited partnership interest in our Partnership.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data for the Company that has been derived from the financial statements of the Company and the notes thereto. Such data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto.

                                EQUITY INNS, INC.
                             SELECTED FINANCIAL DATA
                      (in thousands, except per share data)


                                                                     Years Ended December 31,
                                                    2003           2002         2001         2000        1999
                                                  --------       --------     --------     --------    --------
Operating Data:
   Revenue (1)                                    $230,092       $229,416     $215,556     $112,503    $112,818
   Income (loss) from continuing operations (1)    (10,294)         5,767        9,676       18,868      27,331
   Income (loss) from discontinued operations (1)   (3,395)           697          488       (2,528)      1,985
   Net income (loss) (1)                           (13,689)         6,464       10,164       16,340      29,316
   Preferred stock dividends                         6,823          6,531        6,531        6,531       6,531
   Net income (loss) applicable to
       common shareholders                         (22,920)           (67)       3,633        9,809      22,785
   Net income (loss) from continuing
        operations per common share,
        basic and diluted                             (.48)          (.02)         .09          .34         .56

   Net income (loss) per common
       share, basic and diluted                       (.56)           .00          .10          .27         .61

   Distributions declared per
       common share and unit                           .52            .51          .75         1.06        1.24

   Weighted average number of
       common shares outstanding-diluted            40,999         39,628       36,834       36,698      37,225

Balance Sheet Data:
   Investments in hotel properties,
       net                                        $681,478       $740,146     $751,891     $772,411    $814,537

   Total assets                                    724,281        774,452      778,079      801,743     832,119

   Debt                                            329,774        362,881      384,166      383,403     381,175

   Minority interests in Partnership                 7,338          8,782        9,512       10,370      12,008

   Shareholders' Equity                            356,386        366,267      358,164      383,786     412,252

Cash Flow Data:
   Cash flows provided by operating activities     $33,947        $43,804      $68,568      $58,010    $ 71,515
   Cash flows provided by (used in)
       investing activities                          1,928        (25,327)     (20,925)      (2,201)    (61,899)
   Cash flows used in financing activities         (33,590)       (16,920)     (44,077)     (55,377)     (9,655)

Other Data:
   Funds From Operations (2)                       $14,707        $40,885      $44,646      $53,729     $61,180
   Adjusted Funds From Operations (2)               31,497         34,560       44,336       53,729      61,180

(1) Beginning in 2001, our consolidated results of operations reflect (i) hotel-level revenues and operating costs and expenses for hotels previously leased to subsidiaries of Interstate and (ii) percentage lease revenue from subsidiaries of Prime. Prior to 2001, our revenues consisted principally of lease revenue from its third party lessees and did not reflect hotel-level revenues and operating costs and expenses. Beginning in 2002, our consolidated results of operations reflect hotel-level revenues and operating expenses for all the hotels owned during the year.

(2) See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 20 and 21, for a detailed discussion and reconciliation of net income to funds from operations and adjusted funds from operations.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Company's operating results for the year ended December 31, 2003 with the year ended December 31, 2002.

Revenues

Hotel revenues of approximately $229.5 million for 2003 were relatively flat as compared to 2002. After eliminating revenues from one hotel acquisition for the full year in both periods, our same-store hotel revenues decreased by approximately $3.8 million in 2003 as compared to 2002, primarily due to a RevPAR decline of 1.6%, driven primarily by a decline in our ADR from $77.59 to $75.99.

Other revenue of approximately $620,000 for 2003 decreased approximately $330,000, or 35%, as compared to approximately $950,000 in 2002 primarily due to a decrease in the income received from the provision of certain management services related to our joint venture, GHII, LLC.

Operating Expenses

Hotel expenses of approximately $138.0 million for 2003 were relatively flat as compared to 2002. After eliminating expenses from one hotel acquisition for the full year in both periods, our same-store hotel expenses decreased by approximately $1.4 million in 2003 as compared to 2002, primarily due to an increase in Prime's minimum net operating income guarantee to us under our management agreements of approximately $1.1 million, a decrease in maintenance costs of approximately $630,000 and a net reduction in payroll and related benefits of approximately $410,000, partially offset by an increase in utility and insurance expenses of approximately $865,000. Hotel expenses as a percentage of hotel revenues were 60% in 2003 and 2002.

Depreciation expense of approximately $38.5 million for 2003 was relatively flat as compared to 2002.

Property taxes, rental expense and insurance of approximately $17.7 million in 2003 was relatively flat as compared to 2002. Property taxes and insurance expenses increased approximately $450,000 primarily due to our one hotel acquisition that was mostly offset by a reduction in our land lease expense.

General and administrative expenses of approximately $7.4 million for 2003 increased approximately $810,000, or 12%, as compared to approximately $6.6 million in 2002. This increase was primarily due to increased professional fees of approximately $60,000, increased insurance of approximately $100,000, increased franchise taxes of approximately $400,000 and increased incentives wages and related benefits of approximately $500,000, partially offset by a reduction in our non-cash compensation of $160,000.

Operating Income

For 2003, we recorded operating income of approximately $28.6 million as compared to operating income of approximately $30.3 million for 2002. The principal component of the change in operating income for 2003 as compared to 2002 was an increase of approximately $1.8 million related to one hotel acquisition, a decrease in same-store hotel revenues of approximately $3.8 million, a decrease in other revenue of approximately $330,000, partially offset by a net reduction of same-store hotel expenses and general and administrative expenses of approximately $600,000.

Comparison of the Company's operating results for the year ended December 31, 2002 with the year ended December 31, 2001.

Historical

On a historical basis, in 2002 total revenue and total expenses increased approximately $13.9 million and $22.7 million, to approximately $229.4 million and $199.1 million, respectively, as compared to 2001, primarily as a result of reporting hotel revenues and expenses in 2002 compared to reporting a combination of hotel revenues and percentage lease revenues in 2001, as a result of the termination of our Prime leases on January 1, 2002.

Pro Forma

During 2001, our revenues primarily represented rental income from 19 AmeriSuites hotels leased by Prime and hotel-level revenues from 77 hotels leased to our TRS Lessees and operated under independent management contracts. Upon the termination of the leases with Prime, beginning in January 2002, all of our hotels were leased to the TRS Lessees and operated under independent management contracts. Consequently, beginning January 1, 2002, our consolidated results of operations reflect hotel-level revenues and operating expenses for all of our hotels. In order to show comparability of our results of operations, we have presented below a pro forma presentation of 2002 and 2001.

Because of the significant changes to our corporate structure as a result of the termination of the Prime leases effective January 1, 2002, we believe that a discussion of our pro forma results for the 19 hotels that were subject to third-party leases in 2001 is meaningful and relevant to an investor's understanding of our present and future operations. The pro forma adjustments required to reflect the termination of the Prime leases are to record hotel-level revenues and expenses and reduce historical rental income with respect to these 19 properties.

The following table separately sets forth a comparison of all our hotels leased to the TRS Lessees (in thousands):

                                                           For the Years Ended
                     ------------------------------------------------------------------------------------------------
                                                                         Pro Forma                       Pro Forma
                     December 31,     December 31,     December 31,     December 31,    December 31,     December 31,
                         2002             2001             2002             2001            2002             2001
                     ------------    -------------     ------------     ------------    ------------     ------------
                       77 Hotels and Corporate            19 Hotels (AmeriSuites)                          Total
                     -----------------------------     -----------------------------    -----------------------------

Hotel revenues         $186,074         $189,300          $42,390           $45,339        $228,464        $234,639
Other revenue               952            2,039                                                952           2,039
Hotel expenses          116,839          112,466           19,460            21,736         136,299         134,202
Depreciation             31,106           31,546            7,487             7,178          38,593          38,724
Property taxes,
    rental expense
    and insurance        14,355           11,935            3,261             3,402          17,616          15,337
General and
    administrative        6,560            6,644                                              6,560           6,644
Impairment of
    long-lived assets                        550                                                                550
Provisions for
    doubtful accounts        25            2,717                                                 25           2,717
                       --------        ---------          -------           -------       ---------        --------

Operating income       $ 18,141        $  25,481          $12,182           $13,023       $  30,323        $ 38,504
                       ========        =========          =======           =======       =========        ========

Pro forma numbers presented represent our historical revenues and expenses, adjusted as described by pro forma changes below.

Pro forma adjustments:

(a) Total revenue adjustments consist of the changes in historical revenue from the elimination of historical percentage lease revenue and the addition of historical hotel operating revenues for the 19 AmeriSuites hotels.

(b) Total operating expense adjustments consist of: (i) the changes in historical operating expenses from the addition of historical hotel operating expenses and the elimination of percentage lease expense for the 19 AmeriSuites hotels; and (ii) the adjustment to record management fees at their new contractual rates as a component of hotel expenses.

The pro forma financial information does not purport to represent what our results of operations or financial condition would actually have been if the transactions had in fact occurred at the beginning of 2001 or to project our results of operations or financial condition for any future period. The pro forma financial information is based upon available information and upon assumptions and estimates that management believes are reasonable under the circumstances.

Revenues

Hotel revenues of approximately $228.5 million for 2002 decreased approximately $6.2 million, or 2.6%, as compared to approximately $234.6 million in 2001 on a pro forma basis. The decrease in revenue is primarily due to a RevPAR decline of 2.1% as compared to 2001. Our occupancy increased 83 points to 66.3% as compared to 2001, and our ADR decreased 3.3% to $77.59 as compared to 2001.

Other revenue of approximately $950,000 for 2002 decreased approximately $1.1 million, or 53%, as compared to approximately $2.0 million in 2001. This decrease was primarily due to a decrease of $550,000 in the income received from the provision of certain management services to our joint venture, GHII, LLC and a decrease in miscellaneous income of approximately $330,000 related to linen inventory in conjunction with the creation of our TRS Lessees.

Operating Expenses

Hotel expenses of approximately $136.3 million for 2002 million increased approximately $2.1 million, or 1.6%, as compared to approximately $134.2 million in 2001 on a pro forma basis. The increase in hotel expenses is primarily due to increased insurance premiums and increased payroll and employee benefits. Hotel expenses as a percentage of hotel revenues were 60% in 2002 and 57% in 2001 on a pro forma basis.

Depreciation expense of approximately $38.6 million for 2002 was relatively flat as compared to 2001.

Property taxes, rental expense and insurance expenses of approximately $17.6 million for 2002 increased approximately $2.3 million, or 15%, as compared to approximately $15.3 million in 2001. The increase was primarily due to an increase of approximately $68,000 in our land lease expense, an increase of approximately $247,000 in real estate taxes and an increase in insurance expense of approximately $2.0 million due to the aftermath of the September 11, 2001 national tragedy.

General and administrative expenses of approximately $6.6 million for 2002 remained relatively flat as compared to 2001.

For 2002, we recorded $25,000 in charges related to provisions for doubtful accounts as compared to approximately $3.3 million in 2001 related to an impairment of long-lived assets combined with provisions for doubtful accounts.

Operating Income

For 2002, we recorded operating income of approximately $30.3 million as compared to operating income of approximately $38.5 million for 2001 on a pro forma basis. The principal factors relating to the change in operating income for 2002 as compared to 2001 was a decrease of approximately $6.2 million related to our hotel revenues on a pro forma basis, an increase in hotel expenses of approximately $2.1 million on a pro forma basis, an increase in property taxes, rental expense and insurance of approximately $2.3 million, partially offset by an impairment charge of $550,000 and provisions for doubtful accounts of approximately $2.7 million recorded in 2001.

Liquidity and Capital Resources

Equity Inns' principal source of cash to meet its operating requirements, including distributions to our shareholders and repayments of indebtedness, is from our hotels' results of operations. For 2003, net cash flows provided by our operating activities was approximately $33.9 million. We currently expect that our operating cash flows will be sufficient to fund our continuing operations, including our required debt service obligations and distributions to shareholders required to maintain our REIT status. We expect to fund any short-term liquidity requirements above our operating cash flows through short-term borrowings under our Line of Credit. In June 2003, we entered into our collateralized Line of Credit for $110 million, subject to certain restrictions. Borrowings under the Line of Credit bear interest at LIBOR plus 2.25% to 3.0% per annum as determined by the quarterly leverage of Equity Inns, and this facility matures in June 2006. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a test for free cash flow for dividend payouts, a fixed charge test and a leverage test, among other covenants. At December 31, 2003, we had the ability to borrow over $50 million under our Line of Credit.

During 2003, we raised $29.9 million in net equity through a combination of common and preferred offerings. The net proceeds from the issuances were used to pay down our Line of Credit.

During 2003, we sold four hotels (Hampton Inn in Ft. Worth, Texas; Hampton Inn & Suites in Bartlett, Tennessee; Holiday Inn Express in Wilkesboro, North Carolina and AmeriSuites in Jacksonville, Florida) for an aggregate price of $20.1 million, resulting in a gain on these sales of approximately $1.6 million, net of impairment charges previously recorded. Approximately $418,000 of this gain has been deferred by the Company. The sales prices were paid in cash, except for the Jacksonville hotel, $4.0 million of which was in the form of a 15-month note bearing interest at 7.75% per annum. The proceeds were utilized to pay down our long-term debt.

We may make additional investments in hotel properties and may incur indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Internal Revenue Code of 1986 to the extent that working capital and cash flows from our investments are insufficient to make such distributions. Our Board of Directors has adopted a policy limiting aggregate indebtedness to 45% of our investment in hotel properties, at cost, after giving effect to our use of proceeds from any indebtedness. This policy may be amended at any time by the Board of Directors without shareholder vote. Our consolidated indebtedness was 35.3% of our investments in hotels, at original cost, at December 31, 2003.

The following details our debt outstanding at December 31, 2003 and 2002 (in thousands):


                               Principal Balance                                           Collateral     Net Book
                             -------------------      Interest                                # of        Value at
                             12/31/03   12/31/02        Rate                 Maturity        Hotels       12/31/03
                             --------   --------  -----------------          --------      -----------    --------

Commercial Mortgage Bonds
     Class A                 $  4,061   $  8,464      6.83%   Fixed        Nov 2006
     Class B                   50,600     50,600      7.37%   Fixed        Dec 2015
     Class C                   10,000     10,000      7.58%   Fixed        Feb 2017
                             --------   --------
                               64,661     69,064                                              20          $105,705

Line of Credit                 50,000     85,900  LIBOR plus  Variable     June 2006          26           228,161
                                                  Percentage

Mortgage                       91,009     92,584      8.37%   Fixed        July 2009          19           156,417
Mortgage                       66,891     67,890      8.25%   Fixed        Nov 2010           16           101,419
Mortgage                       34,612     35,100      8.25%   Fixed        Nov 2010            8            56,133
Mortgage                       10,750             LIBOR plus
                                                    285 pts.  Variable     August 2008         1            15,459
Mortgage                        2,912      2,996      6.00%   Fixed        May 2008            1             6,691
Mortgage                        5,431      5,662     10.00%   Fixed        Sept 2005           1            10,977
Mortgage                        3,508      3,685      6.37%   Fixed        Nov 2016            1             7,880
                             --------   --------                                                          --------

                             $329,774   $362,881                                                          $688,842
                             ========   ========                                                          ========

The Company's weighted average interest rate for 2003 and 2002 was 7.92% and 8.03%, respectively.

On March 20, 2003, we entered into an interest rate swap agreement with a financial institution on a notional amount of $25 million. The agreement became effective in November 2003 and expires in November 2008. The agreement effectively fixes the interest rate on the first $25 million of floating rate debt outstanding under our Line of Credit at a rate of 3.875% per annum plus the interest rate spread on our Line of Credit, thus reducing exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

On March 20, 2003, we entered into an interest rate swap agreement with a financial institution on a notional amount of $25 million. The agreement became effective in November 2003 and expires in November 2006. The agreement effectively fixes the interests rate on the second $25 million of floating rate debt outstanding under our Line of Credit at a rate of 3.22% per annum plus the interest rate spread on our Line of Credit, thus reducing exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

During 2003, we invested $13.3 million to fund capital improvements in our hotels, including replacement of carpets, drapes, renovation of common areas and improvements of hotel exteriors. In addition, we expect to fund approximately $17 million in 2004 for capital improvements with $3.5 million representing one-time upgrades to certain of our hotel properties. We intend to fund such improvements out of future cash flows from operations, current cash balances and borrowings under our Line of Credit. Under certain of our loan covenants, we are obligated to fund 4% of room revenues per quarter on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at our hotels. For 2003 and 2002, the amounts expended exceeded, in aggregate, the amounts required under the loan covenants.

REITs are subject to a number of organizational and operational requirements. For example, for federal income tax purposes, a REIT, and therefore the Company, is required to pay distributions of at least 90% of its taxable income to our shareholders. We intend to pay these distributions from operating cash flows. During 2003, our Partnership distributed an aggregate of $21.9 million to our partners, or $.52 per unit (including $21.3 million of distributions to the Company to fund distributions to our shareholders of $.52 per share in 2003). During 2002, our Partnership distributed an aggregate of $21.2 million to our partners, or $.51 per share. We expect to make future quarterly distributions to our shareholders. The amount of our future distributions will be based upon quarterly operating results, economic conditions, capital requirements, the Internal Revenue Code's annual distribution requirements, leverage restrictions imposed by our Line of Credit and other factors which our Board of Directors deems relevant.

We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional equity securities of the Company or, in connection with acquisitions of hotel properties, the issuance of Partnership units. Under our Partnership's limited partnership agreement, subject to certain holding period requirements, holders of units in our Partnership have the right to require the Partnership to redeem their units. During 2003, 51,521 units were tendered for redemption. Under the Partnership agreement, we have the option to redeem units tendered for redemption on a one-for-one basis for shares of common stock or for an equivalent amount of cash. We anticipate that we will acquire any units tendered for redemption in the foreseeable future in exchange for shares of common stock and, to date, have registered such shares so as to be freely tradeable by the recipient.

We have obligations and commitments to make future payments under debt and operating lease contracts. The following schedule details these obligations at December 31, 2003 (in thousands):

                                            Less than                                     After
                               Total          1 year        1-3 years      4-5 years     5 years
                              --------      ---------       ---------      ---------     --------
     Long-term debt           $329,774        $6,074         $68,856        $30,480      $224,364
     Operating leases           13,681           968           1,904          1,553         9,256
                              --------        ------         -------        -------      --------

     Total contractual
         obligations          $343,455        $7,042         $70,760        $32,033      $233,620
                              ========        ======         =======        =======      ========

Funds from Operations

The National Association of Real Estate Investment Trusts, or NAREIT, defines Funds From Operations, or FFO, as net income (computed in accordance with GAAP) excluding gains (or losses) from sales of real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented on a per share basis after making adjustments for the effects of dilutive securities. We use FFO per share as a measure of performance to adjust for certain non- cash expenses such as depreciation and amortization because historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time.

NAREIT adopted the definition of FFO in order to promote an industry-wide standard measure of REIT operating performance. Accordingly, as a member of NAREIT, we adopted FFO as a measure to evaluate performance and facilitate comparisons between us and other REITs, although FFO and FFO per share may not be comparable to those measures reported by other companies.

Adjusted FFO

We have further adjusted FFO for a provision for doubtful accounts related to a note receivable, losses on impairment of hotels held for sale, original issuance cost of redeemed Series A preferred stock, our non-cash deferred income tax valuation allowance and deferred income tax benefits. We refer to this as Adjusted Funds From Operations, or AFFO. Our computation of AFFO and AFFO per share is not comparable to the NAREIT definition of FFO or to similar measures reported by other REITs, but we believe it is an appropriate measure for our Company. We use AFFO because we believe that this measure provides investors a more useful indicator of the operating performance of our hotels by adjusting for the effects of certain non-cash items arising from our investing and financing activities and our income tax reporting. AFFO per share is also used by the Compensation Committee of our Board of Directors as one of the criteria for performance-based compensation.

The following reconciliation of net income to FFO and AFFO illustrates the difference in these measures of operating performance:

                                                                      For the Years Ended December 31,
                                                                 2003               2002            2001
                                                               --------           --------        -------
                                                               (in thousands, except per share and unit data)
Net income (loss)                                              $(13,689)           $ 6,464        $10,164

Less:
    Gain on sale of hotel properties                              (1,248)                             (83)
    Preferred stock dividends                                     (6,823)           (6,531)        (6,531)
    Loss on redemption of Series A Preferred Stock                (2,408)

Add:
    Minority interest                                              (495)                (2)           119
    Depreciation of buildings,
        furniture and fixtures                                   39,370             40,954         40,977
                                                               --------           --------        -------

Funds From Operations                                            14,707             40,885         44,646

Add other items:
    Provision for doubtful accounts                                                                 2,592
    Impairment of long-lived assets                               4,605                               550
    Loss on redemption of Series A Preferred Stock                2,408
    Deferred tax asset valuation allowance                       16,789
Less:
    Income tax benefit                                           (7,012)            (6,325)        (3,452)
                                                               --------            -------        --------

Adjusted Funds From Operations                                 $31,497             $34,560        $44,336
                                                               =======             =======        =======

Weighted average number of
    diluted common shares and
    units outstanding                                           42,151              40,825         38,036
                                                               =======             =======        =======

Inflation

Operators of hotels in general have the ability to adjust room rates quickly. However, competitive pressures may limit our ability to raise room rates in the face of inflation.

Seasonality

Hotel operations historically are seasonal in nature, generally reflecting higher occupancy rates and RevPAR during the second and third quarters. This seasonality can be expected to cause fluctuations in our quarterly results of operations.

Recent Accounting Pronouncements

Note 14 of the Notes to Consolidated Financial Statements discusses the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards affects our financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of the Management's Discussion and Analysis and the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

On an on-going basis, all estimates are evaluated by our management, including those related to bad debts, carrying value of investments in hotel properties, income taxes, contingencies and litigation. All estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers and other borrowers to make required payments. If the financial condition of our customers or other borrowers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

    We record an impairment charge when we believe an investment in hotels has been impaired such that future undiscounted cash flows would not recover the book basis of the investment in the hotel property. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby possibly requiring an impairment charge in the future.

    We record a valuation allowance to reduce our deferred tax asset to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. We have determined that a full valuation allowance is needed for the Company's deferred tax asset at December 31, 2003. If our management determines that we will be able to realize all or part of our net deferred tax asset in the future, an adjustment to the valuation allowance would be charged to income in the periods such determination was made.

Other Developments

Acquisitions

In late 2003 and early 2004, we announced our intent to purchase nine hotels from the McKibbon Hotel Group. All of these transactions are expected to close by the end of May 2004. The total purchase price for the nine hotels is approximately $70 million, including the assumption of approximately $37 million in secured debt, and we expect to fund these acquisitions primarily through borrowings under our Line of Credit and the additional issuance of equity securities. The average age of these nine hotels is seven years.

On January 26, 2004, the Company completed the acquisition of the above-mentioned hotel, a 93- room Marriott Courtyard hotel located in Tallahassee, Florida, for approximately $9.8 million in cash.

Long-Lived Asset Impairments and Sales

During the second and fourth quarters of 2003, we recorded charges for impairments of approximately $3.6 million and $1.0 million, respectively, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as a result of our strategic decision to market four properties for sale. Consequently, we have accounted for the operations of such properties as discontinued in each of the periods presented.

During January 2004, we sold two of these hotels (Hampton Inn, Jacksonville, Florida, and Hampton Inn, Sarasota, Florida) for an aggregate sales price of approximately $8.0 million. We used a portion of the proceeds of these sales to repay borrowings under our secured long-term debt and to pay related prepayment penalties of $400,000. As a condition to the sale of the Jacksonville Hampton Inn, the Company agreed to increase its note receivable from HM-NM, Inc. by $800,000, and applied this amount toward the purchase price of the Jacksonville Hampton Inn. The increased amount of the note is due and payable in February 2005, bears interest at 7.75% per annum, and is secured by the land, building, furniture and fixtures of the AmeriSuites hotel (sold to the same buyer in November 2003) located at 8277 Western Way Circle, Jacksonville, Florida.

Recording of Income Tax Valuation Allowance

At year-end 2003, we determined that a valuation allowance was necessary for our entire deferred income tax asset due to the continued softness in the lodging industry and the uncertainty associated with its future recovery. Accordingly, we recorded an approximate $16.8 million non- cash valuation allowance ($16.2 million after minority interests consideration) associated with our deferred income tax asset in accordance with SFAS No. 109, "Accounting for Income Taxes." Additionally, we will discontinue recording a deferred income tax benefit for 2004.

Hotel Development

We intend to develop a 200-room, full service Marriott hotel in Sandy, Utah, a suburb of Salt Lake City, Utah. We estimate that the development cost of this hotel will be approximately $24.0 million, including approximately $2.2 million in land previously purchased by us, and will be completed by mid-2006.

Line of Credit

On January 21, 2004, we amended our Line of Credit to provide for more flexibility regarding our financial covenants through June 2006. We incurred an amendment fee of approximately $37,000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to certain financial market risks, the most predominant of which is the fluctuation in interest rates. At December 31, 2003, our exposure to market risk for a change in interest rates is related to our debt outstanding under the Line of Credit and certain hotel secured debt. Total debt outstanding under these two debentures totaled $60.8 million at December 31, 2003.

Our Line of Credit bears interest at a variable rate of LIBOR plus 2.25% to 3.0% per annum as determined by our quarterly leverage. At December 31, 2003, our interest rate on our Line of Credit was LIBOR (1.17% at December 31, 2003) plus 2.75%. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable through such arrangements and derivative financial instruments such as interest rate swaps, to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. We also regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuation.

On March 20, 2003, we entered into an interest rate swap agreement with a financial institution on a notional amount of $25 million. The agreement became effective in November 2003 and expires in November 2008. The agreement effectively fixes the interest rate on the first $25 million of floating rate debt outstanding under our Line of Credit at a rate of 3.875% per annum plus the interest rate spread on our Line of Credit, thus reducing exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Company. The differences to be paid or received by the Company under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

On March 20, 2003, we entered into an interest rate swap agreement with a financial institution on a notional amount of $25 million. The agreement became effective in November 2003 and expires in November 2006. The agreement effectively fixes the interests rate on the second $25 million of floating rate debt outstanding under our Line of Credit at a rate of 3.22% per annum plus the interest rate spread on our Line of Credit, thus reducing exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Company. The differences to be paid or received by the Company under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

At December 31, 2003, we had no variable rate debt outstanding under our Line of Credit that was exposed to fluctuations in the market rate of interest due to the two interest rate swaps discussed above.

Our Line of Credit matures in June 2006. As discussed above, our Line of Credit bears interest at variable rates, and therefore, cost approximates market value. At December 31, 2003, the fair value liability of our interest rate swaps was approximately $930,000.

Our operating results are affected by changes in interest rates, primarily as a result of our borrowings under the Line of Credit. If interest rates increased by 25 basis points, our interest expense would have increased by approximately $74,000, based on balances outstanding during 2003.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Financial Statements:

The following financial statements are located in this report on the pages indicated.

Equity Inns, Inc.                                                           Page
                                                                            ----
   Report of Independent Auditors                                            27
   Consolidated Balance Sheets as of December 31, 2003 and
       2002                                                                  28
   Consolidated Statements of Operations for the years ended
       December 31, 2003, 2002 and 2001                                      29
   Consolidated Statements of Comprehensive Income for the
       years ended December 31, 2003, 2002 and 2001                          30
   Consolidated Statements of Shareholders' Equity for the
       years ended December 31, 2003, 2002, and 2001                         31
   Consolidated Statements of Cash Flows for the years ended
       December 31, 2003, 2002, and 2001                                     33
   Notes to Consolidated Financial Statements                                34
   Schedule II -- Valuation and Qualifying Accounts for the years
       ended December 31, 2003, 2002 and 2001                                54
   Schedule III -- Real Estate and Accumulated Depreciation
       as of December 31, 2003                                               55

(b) Supplementary Data:

Quarterly Financial Information

        Unaudited quarterly results for 2003 and 2002 are summarized as follows:

                                                    First          Second             Third            Fourth
                                                   Quarter         Quarter           Quarter           Quarter
                                                   -------         -------           --------          -------
                                                               (in thousands, except per share data)
         2003
         Revenue                                   $52,275         $61,749            $63,245          $52,823
         Net income (loss) applicable
             to common shareholders                 (1,674)         (1,804)               256          (19,698)

         Net income (loss) per common
             share, basic and diluted                 (.04)           (.04)               .01             (.46)

         2002
         Revenue                                   $52,473         $62,061            $62,184          $52,698
         Net income (loss) applicable
             to common shareholders                 (2,267)          2,105              2,090           (1,995)
         Net income (loss) per common
             share, basic and diluted                 (.06)            .05                .05             (.05)

Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year. In the fourth quarter of 2003, we recorded a tax valuation allowance of $16.8 million in accordance with SFAS No. 109. In the second and fourth quarters of 2003, we recorded charges for impairments of $3.6 million and $1.0 million, respectively, in accordance with SFAS No. 144. In the second quarter of 2003, we designated four properties as held-for-sale and consequently, we have accounted for the operations of such properties as discontinued in each of the 2003 and 2002 quarters presented above. Reclassification of revenues to discontinued operations for each of the quarters presented above are as follows (in thousands):

                    First       Second       Third      Fourth
                   Quarter      Quarter     Quarter     Quarter
                   -------      -------     -------     -------

         2003       $2,323       $447        $448        $    0
         2002        3,059        290         289         2,702

Report of Independent Auditors



To the Board of Directors and
Shareholders of Equity Inns, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index appearing under item 8(a) on page 25 present fairly, in all material respects, the financial position of Equity Inns, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under item 8(a) on page 25 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United State of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PRICEWATERHOUSECOOPERS LLP


Memphis, Tennessee
March 2, 2004

                                EQUITY INNS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                       December 31,          December 31,
                                                                           2003                  2002
                                                                       ------------          ------------
Assets:
    Investment in hotel properties, net                                  $681,478             $740,146
    Assets held for sale                                                  10,242
    Cash and cash equivalents                                               8,201                5,916
    Accounts receivable, net of doubtful
       accounts of $200 and $150, respectively                              5,069                4,143
    Notes receivable, net                                                   4,917                1,335
    Deferred expenses, net                                                  8,291                8,744
    Deferred income tax asset, net                                                               9,777
    Deposits and other assets, net                                          6,083                4,391
                                                                         --------             --------

      Total Assets                                                       $724,281             $774,452
                                                                         ========             ========

Liabilities and Shareholders' Equity:
    Long-term debt                                                       $329,774             $362,881
    Accounts payable and accrued expenses                                  22,913               27,817
    Distributions payable                                                   6,939                6,506
    Interest rate swaps                                                       931                2,199
    Minority interests in Partnership                                       7,338                8,782
                                                                         --------             --------

      Total Liabilities                                                   367,895              408,185
                                                                         --------             --------

Commitments and contingencies

Shareholders' Equity:
    Preferred stock, $.01 par value, 10,000,000
      shares authorized
        Preferred stock (Series A), 9.5%, $.01 par
          value, 3,162,500 shares authorized, 0 and
          2,750,000 shares issued and outstanding                                               68,750
        Preferred stock (Series B), 8.75%, $.01 par
          value, 3,450,000 shares authorized, 3,450,000
          and 0 shares issued and outstanding ($86,250
          aggregate liquidation preference)                                83,524
    Common stock, $.01 par value, 100,000,000
      shares authorized, 43,305,827 and
      41,220,639 shares issued and outstanding                                433                  412
    Additional paid-in capital                                            463,691              445,793
    Treasury stock, at cost, 747,600 shares                                (5,173)              (5,173)
    Unearned directors' and officers'
      compensation                                                           (123)                (546)
    Distributions in excess of net earnings                              (185,035)            (140,770)
    Unrealized loss on interest rate swap                                    (931)              (2,199)
                                                                         --------             --------
      Total Shareholders' Equity                                          356,386              366,267
                                                                         --------             --------

      Total Liabilities and Shareholders' Equity                         $724,281             $774,452
                                                                         ========             ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                EQUITY INNS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                     For the Years Ended December 31,
                                                                 2003             2002              2001
                                                               --------         --------          --------
Revenue:
Room revenue                                                   $218,362         $217,841          $178,999
Other hotel revenue                                              11,107           10,623            10,301
Other revenue                                                       623              952             2,039
Percentage lease revenue                                                                            24,217
                                                               --------         --------          --------
    Total revenues                                              230,092          229,416           215,556
                                                               --------         --------          --------

Operating expenses:
Direct hotel expenses                                           129,657          128,803           105,741
Other hotel expenses                                              8,275            7,496             6,725
Depreciation                                                     38,472           38,593            38,724
Property taxes, rental expense and insurance                     17,690           17,616            15,337
General and administrative expenses:
    Stock based or non-cash compensation                            520              680               975
    Other general and administrative expenses                     6,847            5,880             5,669
Impairment of long-lived assets                                                                        550
Provision for doubtful accounts                                      50               25             2,717
                                                               --------         --------          --------
    Total operating expenses                                    201,511          199,093           176,438
                                                               --------         --------          --------

Operating income                                                 28,581           30,323            39,118

Interest expense                                                 29,593           30,389            32,302
                                                               --------         --------          --------

Income (loss) from continuing operations
  before minority interest and income taxes                      (1,012)             (66)            6,816
Minority interest                                                  (495)              (2)              119
Deferred income tax (expense) benefit                            (9,777)           5,831             2,979
                                                               --------         --------          --------
Income (loss) from continuing operations                        (10,294)           5,767             9,676

Discontinued operations:
Gain on sale of hotel properties                                  1,248                                 83
Loss on impairment of hotels held for sale                       (4,605)
Income (loss) from discontinued operations                          (38)             697               405
                                                               --------         --------          --------
    Income (loss) from discontinued operations                   (3,395)             697               488
                                                               --------         --------          --------

Net income (loss)                                               (13,689)           6,464            10,164

Loss on redemption of Series A Preferred Stock                    2,408
Preferred stock dividends                                         6,823            6,531             6,531
                                                               --------         --------          --------

Net income (loss) applicable to
    common shareholders                                        $(22,920)        $    (67)         $  3,633
                                                               ========         ========          ========

Net income (loss) share data:
Basic and diluted income (loss) per share:
Continuing operations                                            ( 0.48)           (0.02)             0.09
Discontinued operations                                            (.08)            0.02              0.01
                                                               --------         --------          --------

Net income (loss) per common share                             $   (.56)        $  (0.00)         $    .10
                                                               ========         ========          ========

Weighted average number of common
    shares outstanding - basic and diluted                       40,999           39,628            36,834
                                                               ========         ========          ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                EQUITY INNS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)



                                                       For the Years Ended December 31,
                                                    2003               2002            2001
                                                  --------            ------         -------
Net income (loss)                                 $(13,689)           $6,464         $10,164
Unrealized gain (loss) on interest
    rate swaps                                       1,268               724          (2,923)
                                                  --------            ------         -------

Comprehensive income (loss)                       $(12,421)           $7,188         $ 7,241
                                                  ========            ======         =======






































              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                EQUITY INNS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (in thousands, except share and per share data)

                                                                                                                       Unearned
                                               Preferred Stock       Common Stock     Additional    Treasury Stock     Directors'
                                             ------------------  -------------------   Paid-In    ------------------  and Officers'
                                              Shares    Dollars     Shares   Dollars   Capital    Shares    Dollars   Compensation
                                             ---------  -------  ----------- -------  ----------  -------  ---------  -------------

Balance at December 31, 2000                 2,750,000  $68,750  $37,498,659   $375   $417,755    747,600   $(5,173)     $(1,854)

Issuance of common shares to
    officers in lieu of cash bonus                                    39,722      1        245

Issuance of common shares to
    directors in lieu of cash
    compensation                                                      10,000                77

Issuance of restricted common
    shares to officers and directors                                  31,820               197                              (197)

Amortization of unearned officers'
    and directors' compensation                                                                                              898

Issuance of common shares upon
    redemption of Units                                               11,421                97

Net income applicable to common
    shareholders

Distributions ($.75 per share)

Unrealized loss on interest rate swap

Adjustments to minority interest from
    issuance of common shares and
    partnership units                                                                      (20)
                                             ---------  -------   ----------   ----   --------    -------   -------      --------

Balance at December 31, 2001                 2,750,000   68,750   37,591,622    376    418,351    747,600    (5,173)      (1,153)

Issuance of common shares, net of
    offering expenses                                              3,565,000     36     26,909

Issuance of common share to
    officers in lieu of cash bonus                                    51,704               342

Issuance of common share to
    directors in lieu of cash
    compensation                                                      11,907                88

Forfeiting of unvested shares by
    an officer upon resignation                                       (2,160)              (15)                               15

Amortization of unearned officers'
    and directors' compensation                                                                                              592

Issuance of common shares upon
    redemption of Units                                                2,566                20

                                                                       Unrealized
                                                        Distributions   Loss on
                                                        In Excess of    Interest
                                                        Net Earnings    Rate Swap     Total
                                                        ------------   ----------    --------
Balance at December 31, 2000                             $(96,067)                   $383,786

Issuance of common shares to
    officers in lieu of cash bonus                                                        246

Issuance of common shares to
    directors in lieu of cash
    compensation                                                                           77

Issuance of restricted common
    shares to officers and directors                                                        0

Amortization of unearned officers'
    and directors' compensation                                                           898

Issuance of common shares upon
    redemption of Units                                                                    97

Net income applicable to common
    shareholders                                            3,633                       3,633

Distributions ($.75 per share)                            (27,630)                   (27,630)

Unrealized loss on interest rate swap                                    $(2,923)     (2,923)

Adjustments to minority interest from
    issuance of common shares and
    partnership units                                                        (20)
                                                        ---------        -------    --------

Balance at December 31, 2001                             (120,064)        (2,923)    358,164

Issuance of common shares, net of
    offering expenses                                                                 26,945

Issuance of common share to
    officers in lieu of cash bonus                                                       342

Issuance of common share to
    directors in lieu of cash
    compensation                                                                          88

Forfeiting of unvested shares by
    an officer upon resignation                                                            0

Amortization of unearned officers'
    and directors' compensation                                                          592

Issuance of common shares upon
    redemption of Units                                                                   20

                                EQUITY INNS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (in thousands, except share and per share data)

                                                                                                                       Unearned
                                               Preferred Stock       Common Stock     Additional    Treasury Stock     Directors'
                                             ------------------  -------------------   Paid-In    ------------------  and Officers'
                                              Shares    Dollars     Shares   Dollars   Capital    Shares    Dollars   Compensation
                                             ---------  -------  ----------- -------  ----------  -------  ---------  -------------
Net income applicable to common
    shareholders

Distributions ($.51 per share)

Unrealized loss on interest rate swap
Adjustments to minority interest from
    issuance of common shares and
    partnership units                                                                       98
                                             ---------  -------   ----------   ----   --------    -------   -------      --------

Balance at December 31, 2002                 2,750,000   68,750   41,220,639    412    445,793    747,600    (5,173)         (546)

Issuance of common shares, net of
    offering expenses                                              2,000,000     20     15,060

Redemption of Series A Preferred Stock      (2,750,000) (68,750)                         2,408

Issuance of Series B Preferred Stock,
    net of offering expenses                 3,450,000   83,524

Issuance of common shares to
    officers in lieu of cash bonus                                    19,081               112

Issuance of common shares to
    directors in lieu of cash
    compensation                                                      14,586                97

Amortization of unearned officers'
    and directors' compensation                                                                                               423

Issuance of common shares upon
    redemption of Units                                               51,521      1        370

Net income applicable to common
    shareholders

Distributions ($.52 per share)

Unrealized loss on interest rate swap

Adjustments to minority interest from
    issuance of common stock, preferred
    stock and partnership units                                                           (149)
                                             ---------  -------   ----------   ----   --------   -------    -------      --------

Balance at December 31, 2003                 3,450,000  $83,524   43,305,827   $433   $463,691   747,600    $(5,173)     $   (123)
                                             =========  =======   ==========   ====   ========   =======    =======      ========


                                                               Unrealized
                                                Distributions   Loss on
                                                In Excess of    Interest
                                                Net Earnings    Rate Swap     Total
                                                ------------   ----------    --------
Net income applicable to common                       (67)                       (67)
    shareholders
                                                  (20,639)                   (20,639)
Distributions ($.51 per share)
                                                                     724         724
Unrealized loss on interest rate swap
Adjustments to minority interest from
    issuance of common shares and                                                 98
    partnership units                           ---------        -------    --------

                                                 (140,770)        (2,199)    366,267
Balance at December 31, 2002

Issuance of common shares, net of                                             15,080
    offering expenses
                                                                             (66,342)
Redemption of Series A Preferred Stock

Issuance of Series B Preferred Stock,                                         83,524
    net of offering expenses

Issuance of common shares to                                                     112
    officers in lieu of cash bonus

Issuance of common shares to
    directors in lieu of cash                                                     97
    compensation

Amortization of unearned officers'                                               423
    and directors' compensation

Issuance of common shares upon                                                   371
    redemption of Units

Net income applicable to common                   (22,920)                   (22,920)
    shareholders
                                                  (21,345)                   (21,345)
Distributions ($.52 per share)
                                                                   1,268       1,268
Unrealized loss on interest rate swap

Adjustments to minority interest from
    issuance of common stock, preferred                                         (149)
    stock and partnership units                 ---------        -------    --------

Balance at December 31, 2003                    $(185,035)       $  (931)   $356,386
                                                =========        =======    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                EQUITY INNS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                       For the Years Ended December 31,
                                                                   2003             2002              2001
                                                                 --------         --------           -------
Cash flows from operating activities:
Net income (loss)                                                $(13,689)        $ 6,464            $10,164
Adjustment to reconcile net income to net cash
   provided by operating activities:
      Gain on sale of hotel properties                             (1,248)                               (83)
      Depreciation and amortization                                39,689          41,304             41,327
      Loss on impairment of hotels held for sale                    4,605
      Amortization of loan costs                                    2,163           2,059              1,964
      Amortization of unearned directors' and
         officers' compensation                                       423             592                898
      Provision for doubtful accounts                                  50              25                125
      Provision for write-off of note receivable                                                       3,304
      Provision for land impairment                                                                      550
      Directors' stock based compensation                              97              88                 77
      Deferred income tax expense (benefit)                         9,777          (6,325)            (3,452)
      Minority interests                                             (495)             (2)               119
      Changes in operating assets and liabilities:
         Accounts receivable                                         (976)         (1,634)            (2,659)
         Due from lessees                                                             162              5,433
         Notes receivable                                                            (596)                75
         Deposits and other assets                                 (1,692)           (269)             2,571
         Accounts payable and accrued expenses                     (4,757)          1,936              8,155
                                                                 --------         -------            -------
             Net cash flows provided by operating
                activities                                         33,947          43,804             68,568
                                                                 --------         -------            -------

Cash flows from investing activities:
Acquisition of hotel properties                                                   (16,320)
Improvements and additions to hotel properties                    (13,343)         (8,890)           (22,176)
Cash paid for franchise applications                                 (200)          (117)
Proceeds from sale of hotel properties                             15,471                              1,251
                                                                 --------         -------            -------
             Net cash flows provided by (used in)
                investing activities                                1,928         (25,327)           (20,925)
                                                                 --------         -------            -------

Cash flows from financing activities:
Gross proceeds from issuance of Series B preferred stock           86,250
Gross proceeds from public offering of common stock                15,100          28,520
Payment of offering expenses                                       (2,746)         (1,576)
Redemption of Series A Preferred Stock                            (68,750)
Distributions paid to common and preferred shareholders
   and unit holders                                               (28,332)        (22,364)           (44,550)
Proceeds from borrowings                                           47,375          47,375             44,788
Payments on debt                                                  (80,482)        (68,660)           (44,025)
Cash paid for loan costs                                           (2,005)           (215)              (290)
                                                                 --------        --------            -------
             Net cash flows used in financing activities          (33,590)        (16,920)           (44,077)
                                                                 --------        --------            -------

Net increase in cash and cash equivalents                           2,285           1,557              3,566

Cash and cash equivalents at beginning of year                      5,916           4,359                793
                                                                 --------         -------            --------

Cash and cash equivalents at end of year                         $  8,201         $ 5,916            $ 4,359
                                                                 ========         =======            =======

Supplemental cash flow information:
   Cash paid for interest                                        $ 28,327         $29,140            $31,426
                                                                 ========         =======            =======




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                EQUITY INNS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In these footnotes, the words "Company" or "Equity Inns" refer to Equity Inns, Inc., a Tennessee corporation, and its consolidated subsidiaries, unless otherwise stated or the context requires otherwise.

1.     Organization

Equity Inns is a hotel real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at December 31, 2003 owned an approximate 97.4% interest in the Partnership.

On January 1, 2001, the REIT Modernization Act ("RMA") went into effect. Among other things, the RMA permits a REIT to form taxable REIT subsidiaries ("TRS") that lease hotels from the REIT, provided that the hotels continue to be managed by unrelated third parties. Effective January 1, 2001, the Company completed transactions that resulted in its newly formed TRSs acquiring leases for the hotels that were previously leased to subsidiaries of Interstate Hotels Corporation ("Interstate"). Effective January 1, 2002, the Company completed transactions that resulted in its newly formed TRSs acquiring leases for the hotels that were previously leased to subsidiaries of Prime Hospitality Corporation ("Prime"). By acquiring these leases through its TRSs, the Company acquired the economic benefits and risks of the operations of these hotels and began reporting hotel-level revenues and expenses rather than percentage lease revenues.

At December 31, 2003, our independent hotel managers are as follows:

                                                        # of
                                                       Hotels
                                                       ------

       Interstate Hotels Corporation                     51
       Promus Hotels, Inc. (a Hilton Hotels
           Corporation subsidiary)                       18
       Prime Hospitality Corporation                     18
       Other                                              6
                                                         --

           Total                                         93
                                                         ==

The management agreements with Prime are structured to provide the TRS Lessees minimum net operating income at each of our 18 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of our 18 AmeriSuites hotels. As the manager, the Prime subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, to a maximum of 6.5% of gross hotel revenues. If the management fee exceeds 6.5% of gross hotel revenue, the Prime subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Prime's subsidiaries are required to contribute 25% of the shortfall in net operating income to the Company. Management records such shortfall contributions as a reduction of base management fees which are included as a component of direct hotel expenses in our accompanying consolidated statements of operations when all contingencies related to such amounts have been resolved. In May 2003, the Company updated its current franchise contracts and management agreements with Prime on all of its AmeriSuites hotels. The minimum net operating income guarantee agreements were not extended beyond their original terms and are set to expire between 2007 and 2008. Under the new agreements, Prime and the Company extended the existing franchise agreements to 2028 and the management agreements to 2010, as long as

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.       Summary of Significant Accounting Policies

Prime continues to be in compliance with the minimum net operating income guarantees in the original agreements. The management contracts for the Company's remaining 75 hotels have terms ranging from one to ten years and generally provide for payment of management fees ranging from 1.5% to 2.5% of hotel revenues and an incentive fee consisting of a percentage of gross operating profits in excess of budget, as defined by the management agreements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Trust, the TRS Lessees and the Partnership and its affiliates. All significant intercompany balances and transactions have been eliminated.

Investment in Hotel Properties

The hotel properties (the "Hotels") are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 5 to 40 years for buildings and components and 5 to 7 years for furniture and equipment.

Expenditures for maintenance and repairs are expensed as incurred, and major renewals and improvements are capitalized. Upon disposition, both the asset and accumulated depreciation accounts are relieved, and the related gain or loss is credited or charged to the income statement.

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

Management classifies certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. When management identifies an asset held for sale, the Company estimates the net selling price of such asset. If the net selling price of the asset is less than the carrying amount of the asset, a reserve for loss is established. Depreciation is no longer recorded once management has identified an asset as held for sale. Net selling price is estimated as the amount at which the asset could be bought or sold (fair value) less costs to sell. Fair value is determined at prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. Operations for hotels designated as held for sale and hotels which have been sold are included in discontinued operations for all periods presented. Only interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction is allocated to discontinued operations. During the year, the Company recorded impairments of approximately $4.6 million to write down the assets held for sale to their estimated fair value less cost to sell. This impairment is reflected in the results of operations for the twelve months ended December 31, 2003.

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

Amortization of loan fees and other costs incurred in issuing debt is computed using the straight-line method, which approximates the interest method, over the term of the related debt. Accumulated amortization of deferred expenses totaled approximately $10.0 million and $7.6 million at December 31, 2003 and 2002, respectively.

Deposits and Other Assets

Deposits include escrow deposits and other deposits relating to the Company's mortgage debt.

Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value.

The Company's interest rate swap contracts have been designated as cash flow hedges. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

The Company's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2003, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.       Summary of Significant Accounting Policies, Continued

No hedge ineffectiveness on cash flow hedges was recognized during 2003.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt.

During 2004, the Company estimates that an insignificant amount of the change in unrealized gains/ losses from accumulated other comprehensive income will be reclassified to interest expense.

Revenue Recognition

Revenue from operations of the Hotels managed by third parties is recognized when the services are provided to hotel guests. For 2001, percentage lease revenue was recognized when earned from the Prime Lessees under the percentage leases from the date of acquisition of each hotel property.

Other hotel revenue represents income from telephone, movie rentals and other guest-related revenue and is recorded when the services are provided to hotel guests.

Operating Costs and Expenses

Direct hotel expenses include expenses related to housekeeping, maintenance, reservations, marketing and advertising, management fees and other costs associated with hotel operations. Direct hotel expenses also include the operating expenses for food and beverage operations.

Other hotel operating expenses include expenses related to cost of telephone service, movie rental and other guest-related costs.

Advertising and Marketing

In accordance with the AICPA's Statement of Position ("SOP") No. 93-7, "Reporting on Advertising Costs," the Company expenses advertising and marketing costs as incurred or as the advertising takes place. The Company expensed approximately $12.7 million, $12.9 million and $10.3 million in 2003, 2002 and 2001, respectively, in advertising and marketing costs.

Inventories

Inventories consist primarily of linens and food and beverage items that are recorded at the lower of cost or market as a component of deposits and other assets in the accompanying balance sheets.

Net Income Per Common Share

Basic earnings per common share from continuing operations are computed by dividing income (loss) from continuing operations as adjusted for gains or losses on the sale of hotel properties not included in discontinued operations, for losses on redemptions of preferred stock, and for dividends on preferred stock by the weighted average number of shares of common stock outstanding. Diluted earnings per common share from continuing operations are computed by dividing income

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.       Summary of Significant Accounting Policies, Continued

 (loss) from continuing operations as adjusted for gains or losses on the sale of hotel properties not included in discontinued operations and for dividends on preferred stock by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities.

Potential dilutive securities included in the Company's calculation of diluted earnings per share include shares issuable upon exercise of stock options. Potentially dilutive shares for the purposes of this calculation (in thousands) were 0, 0 and 1 in 2003, 2002 and 2001, respectively. The majority of the options to purchase shares of the Company's common stock that were outstanding during the years 2003, 2002 and 2001 were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Distributions

With the exception of the fourth quarter 2001, the Company has paid regular quarterly cash distributions to shareholders. These distributions are determined quarterly by the Company's Board of Directors based on the Company's operating results, economic conditions, capital expenditure requirements, the Internal Revenue Code's REIT annual distribution requirements, and leverage restrictions imposed by the Company's line of credit (the "Line of Credit").

Minority Interests

Minority interests in Partnership represents the limited partners' proportionate share of the equity of the Partnership. Income is allocated to minority interests based on weighted average percentage ownership each fiscal quarter.

Income Taxes

The Company has elected to be treated as a REIT under the Internal Revenue Code. Prior to January 1, 2001, the Company, as a REIT, was not subject to federal income taxes. Under the Tax Relief Extension Act of 1999 that became effective January 1, 2001, the Company leases the Hotels to wholly-owned TRSs that are subject to federal and state income taxes. The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the Company uses the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives and methods used to compute depreciation. Distributions made to shareholders in 2003, 2002 and 2001 are considered to be approximately 1%, 3% and 21% return of capital, respectively, for federal income tax purposes.

In the fourth quarter of 2003, the Company recorded a valuation allowance of $16.8 million against its deferred tax asset, in accordance with SFAS No. 109, as realization of such asset in future years is uncertain.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.       Summary of Significant Accounting Policies, Continued

Stock Based Compensation

At December 31, 2003, the Company has two stock-based employee and director compensation plans, which are described more fully in Note 13. Prior to December 31, 2002, the Company accounted for these plans under the recognition and measurement provisions of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In December of 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company elected to adopt the recognition provisions of SFAS No. 123 under the prospective method as defined in SFAS No. 148 on January 1, 2003. Under the prospective method, the Company will apply the fair value based method of accounting for stock-based employee compensation prospectively to all awards granted, modified or settled beginning January 1, 2003. There were no grants, modifications or settlements of options to purchase shares of the Company's common stock made during the year ended December 31, 2003. No stock-based employee compensation cost is reflected in net income as all options granted prior to December 31, 2002 had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts).


                                                          Years Ended December 31,
                                                    2003           2002            2001
                                                 --------          -----          ------
Net income (loss) applicable to
   common shareholders, as reported              $(22,920)         $ (67)         $3,633
Less:
   Total stock based employee
   compensation expense determined
   under fair value based method for
   all awards                                           2             17              25
                                                 --------          -----          ------

Pro forma net income (loss)                      $(22,922)         $ (84)         $3,608
                                                 ========          =====          ======

Earnings per share (basic and diluted):

         As reported                             $  (0.56)         $0.00          $ 0.10
                                                 ========          =====         =======

         Pro forma                               $  (0.56)         $0.00          $ 0.10
                                                 ========          =====         =======

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

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, commercial mortgage bonds, line of credit borrowings, mortgage borrowings and interest rate swap contracts. The carrying values of the Company's commercial mortgage bonds and mortgage borrowings were estimated using discounted cash flow analysis, based on the Company's incremental borrowing rate at December 31, 2003 and 2002 for similar types of borrowing arrangements and the carrying value of such instruments are estimated to be below fair value by approximately $16.4 million and $20.0 million at December 31, 2003 and 2002, respectively. The Company's Line of Credit borrowings bear interest at variable rates and therefore cost approximates market value. The Company's interest rate swap contracts are carried at fair value in the financial statements. The fair value of the interest rate swaps is estimated using quotes from the market makers of these instruments and represents the estimated amount the Company would expect to pay to terminate the agreements.

Segment Reporting

The Company identifies its operating segments based on business activities and management responsibility. The Company operates in a single business segment of providing asset management to hotel properties that it owns.

3.     Investment in Hotel Properties

Hotel properties consist of the following at December 31 (in thousands):

                                       2003          2002
                                     --------      --------

    Land                             $ 99,938      $103,408
    Buildings and improvements        695,581       722,808
    Furniture and equipment           114,328       115,148
    Construction in progress            3,998         5,058
                                     --------      --------
                                      913,845       946,422
    Less accumulated depreciation    (232,367)     (206,276)
                                     --------      --------

                                     $681,478      $740,146
                                     ========      ========

In July 1998, the Company acquired an undeveloped parcel of land in Salt Lake City, Utah for the purpose of constructing a hotel. During the fourth quarter of 2001, the Company made the decision to postpone the project and evaluate the opportunities related to the undeveloped land. The

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3.       Investment in Hotel Properties, Continued

Company recorded an impairment charge of $550,000 to write the land down to its estimated net realizable value at December 31, 2001. At December 31, 2003 and 2002, the parcel of land was included in construction in progress in the amount of $2.2 million.

4.       Notes Receivable

Notes receivable consist of the following at December 31 (in thousands):

                                                      2003          2002
                                                     ------        ------

Hudson Hotels Properties Corporation, a
    subsidiary of Hudson Hotels Corporation          $             $2,654
HM-NM, Inc.                                           3,582
Officers of the Company                               1,335         1,335
                                                     ------        ------
                                                      4,917         3,989
Provision for doubtful accounts                                    (2,654)
                                                     ------        ------

                                                     $4,917        $1,335
                                                     ======        ======

The note with Hudson Hotels Properties Corporation ("Hudson") is collateralized by 666,667 shares of Hudson Hotels Corporation's common stock. Based on its evaluation of the creditworthiness of Hudson, the Company fully reserved this note effective December 31, 2001. On January 24, 2003, Hudson Hotels Corporation filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of New York. Simultaneously, its subsidiary, Hudson Hotels Properties Corporation, filed a companion petition for relief under Chapter 11 in the same court. The Company does not believe that the unsecured creditors or shareholders of Hudson will receive any remuneration through the bankruptcy proceedings and wrote off the Hudson Note during 2003.

On November 25, 2003, the Company sold its AmeriSuites hotel in Jacksonville, Florida to HM-NM, Inc. for a purchase price of approximately $6.0 million, $4.0 million of which was in the form of a 15- month note bearing interest at 7.75% per annum. The note is secured by the land, building and furniture and fixtures of the AmeriSuites hotel located at 8277 Western Way Circle, Jacksonville, Florida. The note is offset by the gain on the sale of approximately $418,000, for which recognition was deferred until the receipt of the full amount of the note which is due February 25, 2005.

At various times from January 1998 to July 2002, the Company has advanced loans to its executive officers for income taxes relating to annual bonuses taken in shares of the Company's common stock and income taxes related to the taxable value of vested restricted stock. At December 31, 2003, the aggregate amount of notes receivable from officers of the Company is approximately $1.3 million. All notes are collateralized by the applicable shares of common stock held by each officer and are non-interest bearing. These notes are due and payable on the earlier of July 23, 2004 or 30 days after the date of termination of any officer's employment with the Company. The Company no longer provides loans to officers.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.       Debt

The following details the Company's debt outstanding at December 31, 2003 and 2002 (in thousands):

                              Principal Balance                                          Collateral     Net Book
                             -------------------       Interest                             # of        Value at
                             12/31/03   12/31/02         Rate              Maturity        Hotels       12/31/03
                             --------   --------       ---------          ---------      -----------    --------

Commercial Mortgage Bonds
     Class A                 $  4,061   $  8,464      6.83%   Fixed        Nov 2006
     Class B                   50,600     50,600      7.37%   Fixed        Dec 2015
     Class C                   10,000     10,000      7.58%   Fixed        Feb 2017
                             --------   --------
                               64,661     69,064                                              20        $105,705

Line of Credit                 50,000     85,900  LIBOR plus  Variable     June 2006          26         228,161
                                                  Percentage

Mortgage                       91,009     92,584      8.37%   Fixed        July 2009          19         156,417
Mortgage                       66,891     67,890      8.25%   Fixed        Nov 2010           16         101,419
Mortgage                       34,612     35,100      8.25%   Fixed        Nov 2010            8          56,133
Mortgage                       10,750             LIBOR plus
                                                    285 pts.  Variable     August 2008         1          15,459
Mortgage                        2,912      2,996      6.00%   Fixed        May 2008            1           6,691
Mortgage                        5,431      5,662     10.00%   Fixed        Sept 2005           1          10,977
Mortgage                        3,508      3,685      6.37%   Fixed        Nov 2016            1           7,880
                             --------   --------                                                        --------

                             $329,774   $362,881                                                        $688,842
                             ========   ========                                                        ========

The Company's weighted average interest rate for 2003 and 2002 was 7.92% and 8.03%, respectively.

The Company entered into a collateralized Line of Credit in June 2003 for $110 million, subject to certain restrictions. The Line of Credit bears interest at LIBOR plus 2.25% to 3.0% per annum as determined by the quarterly leverage test of Equity Inns, and the facility matures in June 2006. At December 31, 2003, the interest rate on the Line of Credit was LIBOR (1.17% at December 31, 2003) plus 2.75%. Fees ranging from .45% to .60% per annum, as determined by the Company's ratio of total indebtedness to EBITDA, are paid quarterly on the unused portion of the Line of Credit. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a test for free cash flow for dividend payouts, a fixed charge test and a leverage test, among other covenants. At December 31, 2003, the Company was in compliance with all covenants required by the Line of Credit.

All of the Company's debt is secured by the Hotels. The debt has maturity dates that range from September 2005 to February 2017 with certain debt requiring annual principal payments and certain debt representing term maturities. The majority of the Company's debt requires prepayment penalties if paid off prior to maturity.

Certain of the Company's loan agreements require a quarterly deposit into separate room renovation accounts for the amount by which 4% of revenues at the Hotels exceeds the amount expended by the Company during the year for replacement of furniture, fixtures and equipment and capital improvements for the hotels. For the year ended December 31, 2003, actual expenditures, in aggregate, exceeded the amounts required.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.       Debt, Continued

Future scheduled principal payments of debt obligations at December 31, 2003 are as follows (in thousands):

              Year                      Amount
              ----                    ---------

              2004                     $  6,074
              2005                       11,702
              2006                       57,154
              2007                        9,057
              2008                       21,423
              Thereafter                224,364
                                       --------

                                       $329,774
                                       ========

6.       Interest Rate Swap Contracts

On March 20, 2003, the Company entered into an interest rate swap agreement with a financial institution on a notional amount of $25 million. The agreement became effective in November 2003 and expires in November 2008. The agreement effectively fixes the interest rate on the first $25 million of floating rate debt outstanding under the Line of Credit at a rate of 3.875% per annum plus the interest rate spread on the Line of Credit, thus reducing exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Company. The differences to be paid or received by the Company under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

On March 20, 2003, the Company entered into an interest rate swap agreement with a financial institution on a notional amount of $25 million. The agreement became effective in November 2003 and expires in November 2006. The agreement effectively fixes the interests rate on the second $25 million of floating rate debt outstanding under the Line of Credit at a rate of 3.22% per annum plus the interest rate spread on the Line of Credit, thus reducing exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Company. The differences to be paid or received by the Company under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

7.       Income Taxes

In years ending before January 1, 2001, the Company was not subject to federal and state income tax because of its REIT status. Under the provisions of the Tax Relief Extension Act of 1999 that became effective January 1, 2001, the Company began leasing hotels to its TRSs which are subject to federal and state income taxes.

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

In order to qualify for REIT status under the Internal Revenue Code, the Company must meet several requirements. One of these requirements is that the Company must distribute at least 90% of its taxable income in the form of a dividend to its shareholders. Generally, a REIT is not subject to federal taxes on the income it distributes currently to its shareholders. If the Company fails to meet the REIT qualification tests, it will be subject to federal (including any alternative minimum tax) and state income tax and may not qualify as a REIT for subsequent taxable years. Management intends for the Company to continue to meet all of the REIT requirements.

The components of income tax expense (benefit) at December 31 are as follows (in thousands):


                                                 2003            2002          2001
                                                -------        --------      --------
         Deferred:
             Federal                            $(6,274)       $(5,659)      $(3,089)
             State                                 (738)          (666)         (363)
             Valuation allowance                 16,789
                                                 -------       -------       -------

         Deferred income tax expense
             (benefit), net                     $ 9,777        $(6,325)      $(3,452)
                                                ========       =======       =======

The deferred income tax expense (benefit) and related deferred tax asset was historically calculated using a statutory tax rate of 38% applied to the losses of the TRSs. At year-end 2003, the Company determined that a valuation allowance was necessary for the entire deferred income tax asset due to the continued softness in the lodging industry and the uncertainty associated with its future recovery. Accordingly, the Company recorded an approximate $16.8 million valuation allowance ($16.2 million after minority interests consideration) associated with its deferred income tax asset. Additionally, the Company will discontinue recording a deferred income tax benefit for 2004. The Company's deferred tax asset is comprised of net operating loss carryforwards which will expire in years beginning after 2021.

A reconciliation of the Company's statutory tax rate to its effective tax rate is as follows:


                                                                2003       2002        2001
                                                               ------    --------      ----
         Statutory U.S. federal income tax rate                  35%          35%       35%
         State income tax rate (net of federal benefit)           3%          3%         3%
         Non-taxable REIT income                               (217%)    (4,588%)      (89%)
         Valuation allowance                                    429%
                                                                ----     -------       -----

         Effective income tax rate                              250%     (4,550%)      (51%)
                                                                ====     =======       =====

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



7.       Income Taxes, Continued

The following table reconciles GAAP net income and REIT taxable income for the years ended December 31, 2003, 2002 and 2001 (in thousands):


                                                          2003              2002            2001
                                                        --------          --------        -------
GAAP net income                                         $(13,689)          $ 6,464        $10,164
  Plus GAAP net loss on taxable subsidiaries
    included above                                        27,459            10,020          5,635
                                                        --------           -------        -------
GAAP net income from REIT operations                      13,770            16,484         15,799
  Book/tax differences on depreciation and
    amortization                                          10,535            10,212          8,269
  Book/tax differences on gains/losses from
    capital transactions                                   4,607               208            874
  Write-off of notes receivable                           (1,898)             (630)         2,560
  Other book/tax differences, net                            983               314           (396)
                                                        --------           -------        -------

Taxable income subject to distribution
  requirement                                           $ 27,997           $26,588        $27,106
                                                        ========           =======        =======

The tax effect of the temporary difference that gives rise to our deferred tax asset at December 31, 2003 and 2002 is as follows (in thousands):

                                                      2003            2002
                                                    -------          ------

Net operating loss carryforwards - TRSs             $16,789          $9,777
Less valuation allowance                            (16,789)
                                                    -------          ------

Deferred income tax asset, net                      $     0          $9,777
                                                    =======          ======

8.       Discontinued Operations

In 2002, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 established criteria beyond that previously specified in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," to determine when a long-lived asset is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. Due to the adoption of SFAS No. 144, the Company now reports as discontinued operations any assets held for sale (as defined by SFAS No. 144), and assets sold in the current period. All results of these discontinued operations, less applicable income taxes, are included in a separate component of income on the consolidated statement of operations under the heading, "Income (loss) from discontinued operations." This change has resulted in certain reclassifications of the previously reported 2002 and 2001 statements of operations.

In 2003, the Company sold four hotels (Hampton Inn in Ft. Worth, Texas; Hampton Inn & Suites in Bartlett, Tennessee; Holiday Inn Express in Wilkesboro, North Carolina; and AmeriSuites in Jacksonville, Florida) for an aggregate price of $20.1 million, resulting in a gain on the sales of approximately $1.6 million, net of impairment charges previously recorded. Approximately $418,000

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8.       Discontinued Operations, Continued

of this gain has been deferred by the Company. The sales prices were paid in cash, except for the Jacksonville hotel, $4.0 million of which was in the form of a 15-month note bearing interest at 7.75% per annum. The proceeds were utilized to pay down our long-term debt. The operations of these hotels, plus the operations of three other hotels classified as held for sale as of December 31, 2003 are included in the accompanying consolidated statements of operations under the heading "Income (loss) for discontinued operations." The components of income (loss) from discontinued operations for the years ended December 31, 2003, 2002 and 2001 are shown below (in thousands):


                                                         2003              2002            2001
                                                        -------           -------         ------
Revenue:
     Room Revenue                                       $ 7,070           $11,280         $9,328
     Other operating departments                            268               478            462
     Percentage lease revenue                                                                714

Operating costs:
     Property operating costs                            (4,978)           (7,080)        (6,347)
     Other operating departments                           (261)             (532)          (483)
     Property taxes and insurance                          (527)             (859)          (767)
     Depreciation                                          (897)           (2,363)        (2,254)
     Amortization of franchise fees                          (7)              (15)           (15)
     Interest                                              (706)             (706)          (706)
     Income tax benefit                                                       494            473
                                                        -------           -------         ------

         Income (loss) from operations of
             discontinued operations                        (38)              697            405
                                                        -------           -------         ------

Gain on sale of hotel properties                          1,248                               83
Loss on impairment of hotels held for sale               (4,605)
                                                        -------           -------         ------

         Income (loss) from discontinued
             operations                                 $(3,395)          $   697         $  488
                                                        =======          ========         ======

9.   Commitments and Contingencies

All of the Hotels are operated under franchise agreements and are licensed as Hampton Inn hotels (47), AmeriSuites hotels (18), Residence Inn hotels (11), Homewood Suites hotels (9), Holiday Inn hotels (4), Comfort Inn hotels (3) and Courtyard by Marriott (1). The TRS Lessees hold the franchise licenses for the Hotels. The franchise agreements require the payment of fees based on a percentage of hotel room revenue.

The Company's management agreements range in terms from 1 to 10 years. The management fees consist of a base fee ranging from 1.5% to 2.5% of hotel revenues and an incentive fee consisting of a percentage of gross operating profits in excess of budget, as defined by the management agreements. Base management fees of approximately $3.7 million, $4.0 million and $2.7 million in 2003, 2002 and 2001, respectively, and incentive managemenet fees of approximately $831,000,

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.   Commitments and Contingencies, Continued

$637,000 and $578,000 in 2003, 2002 and 2001, respectively, were earned by the management companies and are included in hotel operating expenses in the accompanying consolidated statements of operations. As a part of the minimum net operating income guarantee provided by Prime's subsidiaries for the Company's AmeriSuites hotels, the Company received $4.7 million in 2003 and $3.6 million in 2002, which is recorded as a reduction in base management fees.

Under the percentage leases (the "Percentage Leases"), the Partnership is obligated to pay the costs of real estate and personal property taxes and to maintain underground utilities and structural elements of the Hotels. In addition, the Percentage Leases obligate the Partnership to fund the cost of periodic repair, replacement and refurbishment of furniture, fixtures and equipment in the Hotels. The Company also may be required by franchisors to fund certain capital improvements to hotel properties, which are funded from borrowings, working capital, or the room renovation account (see Note 5). Capital improvements of approximately $13.3 million, $8.9 million and $22.2 million in 2003, 2002, and 2001, respectively, were made to the Hotels.

The Company maintains agreements with certain senior officers that provide for severance payments in the event of a change in control of Equity Inns. At December 31, 2003, the maximum amount of compensation that would be payable, under all agreements if a change of control occurred, would be approximately $6.2 million.

The Company is involved in various legal actions arising in the ordinary course of business. Management does not believe that any of the pending actions will have a material adverse effect on the Company's business, financial condition or results of operations.

The Company has commitments under operating land leases through December 31, 2062, at nine hotel properties for payments as follows: 2004 -- $809,136; 2005 -- $832,738; 2006 -- $753,834; 2007 -- $628,262; 2008 -- $607,363; thereafter --
$9.3 million. Rental expense under such leases was approximately $945,000, $1.3 million and $1.3 million in 2003, 2002 and 2001, respectively, and is included in property taxes, rental expense and insurance in the accompanying consolidated statements of operations.

10.      Related Party Transactions

Effective January 1, 2002, the Company formed a joint venture (the "Venture") with one of its furniture and equipment contractors for the purpose of engaging in the sale of furniture and equipment to third parties. The Company has a 45% interest, and two of its executive officers, collectively, have a 5% interest in the Venture. The Company accounts for the Venture under the equity method of accounting. The Company will provide certain management services for the Venture for a fee of $240,000 in 2004. The Company provided similar services to its joint venture partner in 2003, 2002 and 2001 and was compensated $240,000, $550,000 and $1.1 million, respectively, for such services which are included in other revenue in the accompanying consolidated statements of operations. The Company acquired furniture and equipment and related services from its joint venture partner for the years ended December 31, 2003, 2002, and 2001 of approximately $10.0 million, $5.8 million and $12.0 million, respectively.

The Company has commitments under a lease with an affiliate of Phillip H. McNeill, Sr., the Company's Chairman of the Board, for the Company's corporate office space through December 2008 at monthly payments of approximately $13,200.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



10.      Related Party Transactions, Continued

During 2003, the Company has used an airplane that is majority owned by McNeill & Associates, Ltd. Phillip H. McNeill, Sr., the Company's Chairman of the Board, owns 100% of McNeill & Associates, Ltd. During 2003, the Company paid McNeill & Associates, Ltd. approximately $42,000 in conjunction with the use of this airplane.

11. Supplemental Disclosure of Non-cash Operating, Investing and Financing Activities

During 2003, the Company sold its AmeriSuites hotel in Jacksonville, Florida to HM-NM, Inc. for a purchase price of approximately $6.0 million, $4.0 million of which was in the form of a 15-month note. The $4.0 million note and the related reduction of investment in hotel properties, net have been appropriately excluded from the accompanying consolidated statement of cash flows.

In 2003, the Company issued 19,081 shares of common stock valued at $5.88 per share to its officers in lieu of cash to satisfy bonus compensation accrued at December 31, 2002; 51,521 Units of limited partnership interest in the Partnership ("Units") were exchanged for 51,521 shares of common stock by certain limited partners; 14,586 shares of common stock at prices ranging from $5.82 to $9.25 per share were issued to independent directors of the Company in lieu of cash as directors' compensation.

In 2002, the Company issued 51,704 shares of common stock valued at $6.62 per share to its officers in lieu of cash to satisfy bonus compensation accrued at December 31, 2001; 2,566 Units were exchanged for 2,566 shares of common stock by certain limited partners; 2,160 unvested, restricted shares of common stock were forfeited by an officer of the Company; 11,907 shares of common stock at prices ranging from $5.30 to $8.19 per share were issued to independent directors of the Company in lieu of cash as directors' compensation.

In 2002, the Company accrued a $4.0 million addition to the purchase price of one of its hotel properties in accordance with the provisions of the purchase agreement. These funds were paid to the seller in 2003.

In 2002, the Company transferred approximately $712,000 of deferred gain related to a transaction with Hudson to its provision for doubtful accounts on its note receivable from Hudson (see Note 4).

12.      Capital Stock

The Board of Directors is authorized to provide for the issuance of up to 10.0 million shares of preferred stock in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences, and rights of each such series and the qualifications, limitations or restriction thereof.

On August 11, 2003, the Company redeemed all of its outstanding 9.5% Series A Cumulative Preferred Stock at a redemption price of $25, plus accrued dividends. The cost of the redemption of the 9.5% Series A Cumulative Preferred Stock was approximately $68.8 million.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12.      Capital Stock, Continued

In August 2003, the Company completed its offering of 8.75% Series B Cumulative Preferred Stock, selling 3,162,500 shares, including 162,500 shares issued upon exercise of the underwriters over- allotment option. The offering price was $25 per share, resulting in gross proceeds of approximately $79.1 million. The Company received approximately $76.4 million after the underwriters' discount and offering expenses were paid. In October 2003, the Company sold 287,500 shares of Series B preferred stock to institutional investors. The offering price was $25.00 per share, resulting in gross proceeds of approximately $7.2 million. The Series B preferred stock may be redeemed for $25 per share at any time after August 11, 2008 at the Company's election.

In October 2003, the Company sold 2.0 million shares of common stock, $.01 par value to institutional investors. The net offering price to the Company was $7.55 per share, resulting in proceeds of approximately $15.1 million.

The outstanding Units are redeemable at the option of the holder for a like number of shares of common stock, or at the option of the Company, the cash equivalent thereof. Total Units outstanding at December 31, 2003 and 2002 were approximately 1.1 million and 1.2 million, respectively.

13.      Stock Based Compensation Plans

The Company is authorized, under the 1994 Stock Incentive Plan (the "1994 Plan") and the Directors' Compensation Plan (the "Directors Plan") (referred to collectively as the "Plans"), to issue a total of 4.1 million shares of common stock to directors, officers and key employees of the Company in the form of stock options, restricted stock, or performance stock. Under the 1994 Plan, the total shares available for grant is 4.0 million, of which not more than 2.0 million shares may be grants of restricted stock. Under the Directors Plan, the total shares available for grants of options is 100,000. Directors may also elect to receive their meeting and retainer fees in the form of common stock.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


13.      Stock Based Compensation Plans, Continued

Stock Options

All options to officers, directors and key employees have eight to ten year contractual terms and generally vest ratably over five years. A summary of the Company's stock options for the years ended December 2003, 2002 and 2001 is presented below:


                                        2003                            2002                          2001
                              --------------------------     ------------------------      ---------------------------

                                               Weighted                      Weighted                         Weighted
                               # of Shares     Average        # of Shares    Average        # of Shares       Average
                              of Underlying    Exercise      of Underlying   Exercise      of Underlying      Exercise
                                  Options       Price          Options        Price          Options           Price
                              -------------    ---------     -------------  ---------      -------------      --------

Outstanding at beginning
    of year                      153,000        $12.53          590,000      $12.54           586,000         $12.56
Granted                                                           4,000      $ 7.77             4,000         $ 9.32
Expirations                                                    (441,000)     $12.50
Exercised
Forfeited
                                 -------        ------         --------      ------           -------         ------

Outstanding at end of year       153,000        $12.53          153,000      $12.53           590,000         $12.54

Exercisable at end of year       152,000        $12.55          148,000      $12.60           561,000         $12.54


                                        Options Outstanding                         Options Exercisable
                              ----------------------------------------     --------------------------------------
                                                 Weighted     Weighted                      Weighted     Weighted
                                                  Average     Average                        Average     Average
                              # Outstanding      Remaining    Exercise     # Exercisable    Remaining    Exercise
Range of Exercise Prices         at 12/31/03       Life        Price        at 12/31/03        Life       Price
------------------------      ----------------   ---------    --------     -------------    ---------    --------

$6.88 -- $9.63                    26,000           6.31        $ 8.66          25,000          6.34       $ 8.66
$11.25 -- $13.69                 127,000           2.83        $13.32         127,000          2.83       $13.32

Prior to January 1, 2003, the Company accounted for these plans under the recognition and measurement provisions of ABP No. 25, "Accounting for Stock Issues to Employees," and related interpretations. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company elected to adopt the recognition provisions of SFAS No. 123 under the prospective method as defined in SFAS No. 148 on January 1, 2003. Under the prospective method, the Company will apply the fair value based method of accounting for stock-based employee compensation prospectively to all awards granted, modified or settled beginning January 1, 2003. There were no grants, modification or settlements of options to purchase shares of the Company's common stock made during the year ended December 31, 2003. No stock-based employee compensation cost is reflected in net income as all options granted prior to December 31, 2002 had an exercise price equal to the market value of the underlying common stock on the date of grant.

For the purposes of disclosures required by SFAS No. 123, the fair value of each option granted during 2002 and 2001 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend of $0.53 per share for 2002 and dividend

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


13.      Stock Based Compensation Plans, Continued

of $.75 per share for 2001; (2) expected volatility of .25 for 2002, and .24 for 2001; (3) a risk-free interest rate of 4.5% for 2002 and 5.0% for 2001; and (4) expected life of six years for 2002 and 2001.

Assuming that compensation cost for the Company's 2003, 2002 and 2001 grants for stock-based compensation plans had been determined consistent with SFAS No. 123, the Company's pro forma net income, and net income per common share for 2003, 2002 and 2001 would have decreased less than 1%.

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of the future effect, since additional SFAS No. 123 awards in future years are anticipated.

Restricted Stock

A summary of the status of the Company's restricted stock grants made under the Plans to officers and directors at December 31, 2003, 2002 and 2001 and the changes during the years are presented below:

                                                   2003                          2002                         2001
                                       -----------------------------   ---------------------------   -------------------------
                                                          Weighted                      Weighted                     Weighted
                                                           Average                       Average                     Average
                                                         Fair Market                   Fair Market                 Fair Market
                                                          Value at                      Value at                     Value at
                                       # of Shares          Grant      # of Shares        Grant      # of Shares       Grant
                                       -----------      ------------   -----------    ------------   -----------   -----------

Outstanding at beginning of year         414,250           $10.43        418,120         $10.40        386,300        $10.75
                                         -------           ------        --------        ------        -------        ------
Granted:
    With 5 year pro rata vesting                                                                        21,820        $ 6.19
    With 4 year pro rata vesting
    With 3 year pro rata vesting                                                                        10,000        $ 6.19
                                         -------           ------        --------        ------        -------        ------

Total granted                                                                                           31,820        $ 6.19

Vested to former employee                                                 (1,440)        $ 6.75
Forfeited                                                                 (2,160)        $ 6.75
                                         -------           ------        -------         ------        -------        ------

Outstanding at end of year               414,520           $10.43        414,520         $10.43        418,120        $10.40

Vested at end of year                    361,814           $10.85        302,489         $11.11        218,086        $11.56

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


14.      Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to clarify accounting and disclosure requirements relating to a guarantor's issuance of certain types of guarantees. FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by FIN 45, on January 1, 2003, we adopted the initial recognition and measurement provisions on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of the recognition/ measurement provisions did not have any impact on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities -- an interpretation of ARB No. 51," to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities ("QSPEs") subject to the reporting requirements of SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities," will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to all

VIEs created or entered into after January 31, 2003. Originally, the provisions of FIN 46 applied to all pre-existing VIEs in the first reporting period beginning after June 15, 2003. In December 2003, the FASB issued Interpretation No. 46 -- revised 2003 (FIN 46R). This deferred the effective date of the interpretation until the first reporting period ending after December 15, 2003 for special purpose entities and until the first reporting period ending after March 15, 2004 for all other entities. If applicable transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The Company does not believe that the adoption of FIN 46 will have a material adverse impact on its financial statements or financial condition.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to provide clarification on the financial accounting and reporting for derivative instruments and hedging activities and requires similar accounting treatment for contracts with comparable characteristics. The adoption of SFAS No. 149, effective primarily for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, had no impact on the Company's financial statements.

                                EQUITY INNS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


14.      Recent Accounting Pronouncements, Continued

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity. This statements requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. As required by SFAS No. 150, the Company adopted this new accounting standard effective July 1, 2003. The adoption of SFAS No. 150 did not have any impact on the Company's financial statements.

15.      Subsequent Events

In late 2003 and early 2004, the Company announced the purchase of nine hotels from the McKibbon Hotel Group. All of these transactions are expected to close by the end of May 2004. The total purchase price for the nine hotels is approximately $70 million, including the assumption of approximately $37 million in secured debt, and the Company expects to fund these acquisitions primarily through its Line of Credit and the additional issuance of equity securities. The average age of these nine hotels is seven years.

On January 26, 2004, the Company completed the acquisition of one of the above-mentioned hotels, a 93-room Marriott Courtyard hotel located in Tallahassee, Florida, for approximately $9.8 million in cash.

During January 2004, the Company sold two hotels (Hampton Inn, Jacksonville, Florida and Hampton Inn, Sarasota, Florida) to third parties for an aggregate sales price of approximately $8.0 million. The sales prices were paid in cash, and the proceeds were primarily utilized to pay down the Company's secured long-term debt and to pay related prepayment penalties of approximately $400,000. As a condition to the sale of the Jacksonville Hampton Inn, the Company agreed to increase its note receivable from HM-NM, Inc. by $800,000, and applied this amount toward the purchase price of the Jacksonville Hampton Inn. The increased amount of the note is due and payable in February 2005, bears interest at 7.75% per annum, and is secured by the land, building, furniture and fixtures of the AmeriSuites hotel (sold to the same buyer in November 2003) located at 8277 Western Way Circle, Jacksonville, Florida.

On January 21, 2004, the Company amended its Line of Credit to provide for more flexibility regarding its financial covenants through June 2006. The Company incurred an amendment fee of approximately $37,000.

                                EQUITY INNS, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (in thousands)



                                                                             Valuation
                                                    Allowance              Allowance for
                                                   for Doubtful           Deferred Income
                                                   Accounts (1)               Tax Asset
                                                   ------------           ---------------
Balance January 1, 2001                             $                         $

Charged to costs and expenses                        2,717

Charged to other amounts                               712

Deductions
                                                    ------                    -------

Balance December 31, 2001                            3,429

Charged to costs and expenses                           25

Charges to other accounts

Deductions                                            (650)
                                                    ------

Balance December 31, 2002                           $2,804

Charged to costs and expenses                           50                    $16,789

Deduction                                           (2,654)
                                                    ------                    -------

Balance December 31, 2003                           $  200                    $16,789
                                                    ======                    =======


(1) Allowance for doubtful accounts includes combined allowances for both accounts receivable and notes receivable.

                                EQUITY INNS, INC.
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2003
                                 (in thousands)


ASSETS HELD FOR USE
-------------------                                                        Cost Capitalized      Gross Amount
                                                                              Subsequent        at Which Carried
                                                       Initial Cost         to Acquisition     at Close of Period
                                                  ----------------------  ------------------  --------------------
                                                             Buildings           Buildings              Buildings
                                                                and                 and                    and
Description of Property              Encumbrances  Land     Improvements  Land  Improvements   Land    Improvements    Total
-----------------------              ------------ --------  ------------  ----  ------------  -------- ------------   --------
Hampton Inn- Albany, New York             4       $    953    $ 10,699            $    924    $    953   $ 11,623     $ 12,576
Hampton Inn-Cleveland, Ohio               1            820       4,645               1,232         820      5,877        6,697
Hampton Inn-College Station,
  Texas                                   1            656       5,326               1,560         656      6,886        7,542
Hampton Inn-Columbus, Georgia             1            603       3,378               1,414         603      4,792        5,395
Hampton Inn-Louisville, Kentucky          1            395       3,325               1,018         395      4,343        4,738
Hampton Inn-Ann Arbor, Michigan           1            565       5,005               1,326         565      6,331        6,896
Hampton Inn-Gurnee, Illinois              1            630       3,674               2,051         630      5,725        6,355
Residence Inn-Eagan, Minnesota            3            540       8,782               2,435         540     11,217       11,757
Residence Inn-Tinton Falls, New
  Jersey                                  3                      8,130               1,622                  9,752        9,752
Hampton Inn-Milford, Connecticut          1            759       6,156               1,910         759      8,066        8,825
Hampton Inn-Meriden, Connecticut          1            648       3,661               2,042         648      5,703        6,351
Hampton Inn-Beckley, West Virginia        4          1,876       5,959                 687       1,876      6,646        8,522
Holiday Inn-Bluefield, West Virginia      2          1,661       6,483               3,227       1,661      9,710       11,371
Hampton Inn-Gastonia, North Carolina      1          1,651       5,099               1,154       1,651      6,253        7,904
Hampton Inn-Morgantown, West Virginia     3          1,573       4,635     $ 4         771       1,577      5,406        6,983
Holiday Inn-Oak Hill, West Virginia       2            269       3,812               3,059         269      6,871        7,140
Hampton Inn-Naperville, Illinois          1            678       6,851               1,770         678      8,621        9,299
Hampton Inn-State College, Pennsylvania   4            718       7,835               1,014         718      8,849        9,567
Comfort Inn-Rutland, Vermont              4            359       4,037               1,025         359      5,062        5,421
Hampton Inn-Scranton, Pennsylvania        4            403       7,737                 684         403      8,421        8,824
Residence Inn-Omaha, Nebraska             1            953       2,812       6       2,746         959      5,558        6,517
Hampton Inn-Fayetteville, North Carolina  1            403       5,191      17       2,014         420      7,205        7,625
Hampton Inn-Indianapolis, Indiana         1          1,207       6,639               1,955       1,207      8,594        9,801
Holiday Inn-Mt. Pleasant, South Carolina  1            888       8,121               4,306         888     12,427       13,315
Comfort Inn-Jacksonville Beach, Florida   1            849       7,678       2       3,789         851     11,467       12,318
Hampton Inn-Austin, Texas                 1            500       7,034       6       1,595         506      8,629        9,135
Hampton Inn-Knoxville, Tennessee          1            617       4,103               1,806         617      5,909        6,526
Hampton Inn-Glen Burnie, Maryland         4                      5,397               1,578                  6,975        6,975
Hampton Inn-Detroit, Michigan             3          1,207       6,311               1,334       1,207      7,645        8,852
Homewood Suites-Hartford, Connecticut     4          2,866       8,575               1,643       2,866     10,218       13,084
Holiday Inn-Winston-Salem, North Carolina 1          1,350       3,763               4,912       1,350      8,675       10,025
Hampton Inn-Scottsdale, Arizona           2          2,227       7,289                 492       2,227      7,781       10,008
Hampton Inn-Chattanooga, Tennessee        4          1,475       7,576               1,925       1,475      9,501       10,976
Homewood Suites-San Antonio, Texas        3            907       7,690                 465         907      8,155        9,062
Residence Inn-Burlington, Vermont         2            678       7,019               1,902         678      8,921        9,599
Homewood Suites-Phoenix, Arizona          3                      7,988               2,149                 10,137       10,137
Residence Inn-Colorado Springs, Colorado  2          1,350       8,378               2,076       1,350     10,454       11,804
Residence Inn-Oklahoma City, Oklahoma     4          1,450       9,771               2,697       1,450     12,468       13,918
Residence Inn-Tucson, Arizona             3            832       7,783               2,019         832      9,802       10,634
Hampton Inn-Norfolk, Virginia             4                      5,612               1,924                  7,536        7,536
Hampton Inn-Pickwick, Tennessee           2            370       1,747                 538         370      2,285        2,655
Hampton Inn-Overland Park, Kansas         3            906       6,261               1,764         906      8,025        8,931
Hampton Inn-Addison, Texas                2          2,981       7,146               1,770       2,981      8,916       11,897
Hampton Inn-Atlanta-Northlake, Georgia    2                      7,505               1,381                  8,886        8,886
Hampton Inn-Birmingham (Mountain Brook),
  Alabama                                 4                      8,675               1,293                  9,968        9,968
Hampton Inn-Birmingham (Vestavia),
  Alabama                                 2          1,057       5,703               1,291       1,057      6,994        8,051
Hampton Inn-Chapel Hill, North Carolina   2          1,834       7,229                 887       1,834      8,116        9,950
Hampton Inn-Charleston, South Carolina    4            712       5,735               1,276         712      7,011        7,723
Hampton Inn-Colorado Springs, Colorado    2            803       4,336               1,223         803      5,559        6,362
Hampton Inn-Columbia, South Carolina      2            650       7,200               1,049         650      8,249        8,899

                                                                                                               Life Upon
                                                     Accumulated      Net Book                                   Which
                                                     Depreciation       Value                                 Depreciation
                                                     Buildings and  Buildings and    Date of        Date of   In Statement
                                                     Improvements   Improvements   Construction  Acquisition  Is Computed
                                                     -------------  -------------  ------------  -----------  ------------
Hampton Inn- Albany, New York                          $  4,129      $  8,447          1986         3/2/94      5-40 yrs.
Hampton Inn-Cleveland, Ohio                               2,082         4,615          1987         3/2/94      5-40 yrs.
Hampton Inn-College Station,
  Texas                                                   2,619         4,923          1986         3/2/94      5-40 yrs.
Hampton Inn-Columbus, Georgia                             2,173         3,222          1986         3/2/94      5-40 yrs.
Hampton Inn-Louisville, Kentucky                          2,599         2,139          1986         3/2/94      5-40 yrs.
Hampton Inn-Ann Arbor, Michigan                           2,483         4,413          1986        4/21/94      5-31 yrs.
Hampton Inn-Gurnee, Illinois                              2,231         4,124          1988         6/7/94      5-31 yrs.
Residence Inn-Eagan, Minnesota                            4,229         7,528          1988        9/12/94      5-31 yrs.
Residence Inn-Tinton Falls, New
  Jersey                                                  3,409         6,343          1988        9/12/94      5-31 yrs.
Hampton Inn-Milford, Connecticut                          2,896         5,929          1986        9/20/94      5-31 yrs.
Hampton Inn-Meriden, Connecticut                          1,959         4,392          1988        9/20/94      5-31 yrs.
Hampton Inn-Beckley, West Virginia                        2,132         6,390          1992       11/28/94      5-31 yrs.
Holiday Inn-Bluefield, West Virginia                      3,609         7,762          1980      11/282/94      5-31 yrs.
Hampton Inn-Gastonia, North Carolina                      2,319         5,585          1989       11/28/94      5-31 yrs.
Hampton Inn-Morgantown, West Virginia                     1,961         5,022          1991       11/28/94      5-31 yrs.
Holiday Inn-Oak Hill, West Virginia                       2,559         4,581          1983       11/28/94      5-31 yrs.
Hampton Inn-Naperville, Illinois                          3,117         6,182          1987        12/6/94      5-31 yrs.
Hampton Inn-State College, Pennsylvania                   3,020         6,547          1987         1/3/95      5-31 yrs.
Comfort Inn-Rutland, Vermont                              1,772         3,649          1985        6/15/95      5-31 yrs.
Hampton Inn-Scranton, Pennsylvania                        2,908         5,916          1994        9/20/95      5-31 yrs.
Residence Inn-Omaha, Nebraska                             1,932         4,585          1985       12/15/95      5-31 yrs.
Hampton Inn-Fayetteville, North Carolina                  2,555         5,070          1986        9/22/95      5-31 yrs.
Hampton Inn-Indianapolis, Indiana                         3,104         6,697          1987        9/22/95      5-31 yrs.
Holiday Inn-Mt. Pleasant, South Carolina                  3,524         9,791          1988        9/22/95      5-31 yrs.
Comfort Inn-Jacksonville Beach, Florida                   3,851         8,467          1990       11/21/95      5-31 yrs.
Hampton Inn-Austin, Texas                                 2,917         6,218          1987       12/27/95      5-31 yrs.
Hampton Inn-Knoxville, Tennessee                          2,042         4,484          1988        2/21/96      5-31 yrs.
Hampton Inn-Glen Burnie, Maryland                         2,219         4,756          1989        3/14/96      5-31 yrs.
Hampton Inn-Detroit, Michigan                             2,412         6,440          1989        5/31/96      5-31 yrs.
Homewood Suites-Hartford, Connecticut                     2,950        10,134          1990        5/31/96      5-31 yrs.
Holiday Inn-Winston-Salem, North Carolina                 2,662         7,363          1969        6/28/96      5-31 yrs.
Hampton Inn-Scottsdale, Arizona                           2,428         7,580          1996        7/16/96      5-31 yrs.
Hampton Inn-Chattanooga, Tennessee                        2,576         8,400          1988        7/22/96      5-31 yrs.
Homewood Suites-San Antonio, Texas                        2,705         6,357          1996        9/27/96      5-31 yrs.
Residence Inn-Burlington, Vermont                         2,809         6,790          1988        10/1/96      5-31 yrs.
Homewood Suites-Phoenix, Arizona                          3,026         7,111          1996       11/15/96      5-31 yrs.
Residence Inn-Colorado Springs, Colorado                  2,883         8,921          1984        1/10/97      5-31 yrs.
Residence Inn-Oklahoma City, Oklahoma                     3,238        10,680          1982        1/10/97      5-31 yrs.
Residence Inn-Tucson, Arizona                             3,054         7,580          1985        1/10/97      5-31 yrs.
Hampton Inn-Norfolk, Virginia                             2,325         5,211          1990         3/5/97      5-31 yrs.
Hampton Inn-Pickwick, Tennessee                             768         1,887          1994        3/11/97      5-31 yrs.
Hampton Inn-Overland Park, Kansas                         2,357         6,574          1991        4/23/97      5-31 yrs.
Hampton Inn-Addison, Texas                                2,802         9,095          1985         6/2497      5-31 yrs.
Hampton Inn-Atlanta-Northlake, Georgia                    2,587         6,299          1988        6/24/97      5-31 yrs.
Hampton Inn-Birmingham (Mountain Brook),
  Alabama                                                 2,657         7,311          1987         8/1/97      5-31 yrs.
Hampton Inn-Birmingham (Vestavia),
  Alabama                                                 2,111         5,940          1986        6/24/97      5-31 yrs.
Hampton Inn-Chapel Hill, North Carolina                   2,373         7,577          1986         6/2497      5-31 yrs.
Hampton Inn-Charleston, South Carolina                    2,087         5,636          1985         6/2497      5-31 yrs.
Hampton Inn-Colorado Springs, Colorado                    1,646         4,716          1985        6/24/97      5-31 yrs.
Hampton Inn-Columbia, South Carolina                      2,366         6,533          1985        6/24/97      5-31 yrs.

                                EQUITY INNS, INC.
      SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
                             AS OF DECEMBER 31, 2003
                                 (in thousands)

                                                                           Cost Capitalized      Gross Amount
                                                                              Subsequent        at Which Carried
                                                       Initial Cost         to Acquisition     at Close of Period
                                                  ----------------------  ------------------  --------------------
                                                             Buildings           Buildings              Buildings
                                                                and                 and                    and
Description of Property              Encumbrances  Land     Improvements  Land  Improvements   Land    Improvements    Total
-----------------------              ------------ --------  ------------  ----  ------------  -------- ------------   --------
Hampton Inn-Aurora, Colorado              4            784       3,703               1,228         784      4,931        5,715
Hampton Inn-Detroit (Madison Heights),
  Michigan                                4            881       4,755                 917         881      5,672        6,553
Hampton Inn-Dublin, Ohio                  4            944       4,095               1,536         944      5,631        6,575
Hampton Inn-Kansas City, Kansas           3            585       4,719                 935         585      5,654        6,239
Hampton Inn-Little Rock, Arkansas         2            898       6,078               1,373         898      7,451        8,349
Hampton Inn-Memphis (Poplar), Tennessee   3          1,955       7,286               1,574       1,955      8,860       10,815
Hampton Inn-Memphis (Sycamore),
  Tennessee                               2                      2,990               1,991                  4,981        4,981
Hampton Inn-Nashville (Briley),
  Tennessee                               6                      7,119               1,933                  9,052        9,052
Hampton Inn-Richardson, Texas             3          1,750       5,861               1,399       1,750      7,260        9,010
Hampton Inn-St. Louis, Missouri           4            665       4,161               1,577         665      5,738        6,403
Homewood Suites-Germantown, Tennessee     5          1,011       6,771                 748       1,011      7,519        8,530
Homewood Suites-Augusta, Georgia          2            330       4,680                 368         330      5,048        5,378
Residence Inn-Princeton, New Jersey       3          1,920      17,375               2,292       1,920     19,667       21,587
AmeriSuites-Cincinnati (Blue Ash), Ohio   2            900       6,707                 709         900      7,416        8,316
AmeriSuites-Cincinnati (Forest Park),
  Ohio                                    5            800       6,185                 787         800      6,972        7,772
AmeriSuites-Columbus, Ohio                3            903       7,630               1,041         903      8,671        9,574
AmeriSuites-Flagstaff, Arizona            5            600       4,569                 689         600      5,258        5,858
AmeriSuites-Indianapolis, Indiana         3          1,168       5,575               1,600       1,168      7,175        8,343
AmeriSuites-Miami, Florida                2          1,500      10,287                 884       1,500     11,171       12,671
AmeriSuites-Overland Park, Kansas         3          1,300       7,930                 927       1,300      8,857       10,157
AmeriSuites-Richmond, Virginia            3          1,772      10,561                 881       1,772     11,442       13,214
AmeriSuites-Tampa, Florida                5          1,400      10,309                 390       1,400     10,699       12,099
Hampton Inn-San Antonio, Texas            6          3,749       8,856               1,160       3,749     10,016       13,765
Homewood Suites-Sharonville, Ohio         3            863       6,940               1,609         863      8,549        9,412
Residence Inn-Boise, Idaho                6            950       6,108               2,898         950      9,006        9,956
Residence Inn-Portland, Oregon            3          2,400      21,235               3,420       2,400     24,655       27,055
Undeveloped Real Estate-Bartlett,
Tennessee                                              125                                         125                     125
Residence Inn-Somers Point, New Jersey    5          1,094       7,101               1,482       1,094      8,583        9,677
AmeriSuites-Albuquerque, New Mexico       5          1,776       7,789                 351       1,776      8,140        9,916
AmeriSuites-Baltimore, Maryland           5            659       9,412                 397         659      9,809       10,468
AmeriSuites-Baton Rouge, Louisiana        2            649      10,242                 141         649     10,383       11,032
AmeriSuites-Birmingham, Alabama           5          1,066       6,629                 133       1,066      6,762        7,828
AmeriSuites-Las Vegas, Nevada             2          4,126      15,021                 344       4,126     15,365       19,491
AmeriSuites-Memphis (Wolfchase),
  Tennessee                               3          1,108       7,333                 119       1,108      7,452        8,560
AmeriSuites-Miami (Kendall), Florida      2          2,426       8,196                 437       2,426      8,633       11,059
AmeriSuites-Minneapolis, Minnesota        2          1,312       8,294                 205       1,312      8,499        9,811
AmeriSuites-Nashville, Tennessee          2          1,622       9,650                 116       1,622      9,766       11,388
Homewood Suites-Seattle, Washington       2          2,640      19,529                 541       2,640     20,070       22,710
Homewood Suites-Chicago, Illinois         2                     29,052               8,335                 37,387       37,387
Homewood Suites-Orlando, Florida          2          4,250      17,015               3,334       4,250     20,349       24,599
Courtyard by Marriott-Houston, Texas      6          2,193      14,128                  48       2,193     14,176       16,369
Construction in Progress                             2,167                  49                   2,216                   2,216
Corporate Office--Memphis, TN                                                          746                    746          746
                                                  --------    --------     ---    --------    --------   --------     --------

                                                   102,070      673,372     84     138,319     102,154    811,691      913,84
                                                  --------    --------     ---    --------    --------   --------     --------

ASSETS HELD FOR SALE

Hampton Inn-Sarasota, Florida (7)         1            553       4,142                 (61)        553      4,081        4,634
Comfort Inn-Arlington, Texas (7)          2            425       6,969              (2,013)        425      4,956        5,381
Hampton Inn-Jacksonville Florida (7)      1            403       4,919               1,802         403      6,721        7,124
                                                  --------    --------     ---    --------    --------   --------     --------
                                                     1,381      16,030                (272)      1,381     15,758       17,139
                                                  --------    --------     ---    --------    --------   --------     --------

                                                  $103,451    $689,402     $84    $138,047    $103,535   $827,449     $930,984
                                                  ========    ========     ===    ========    ========   ========     ========








                                                                                                               Life Upon
                                                     Accumulated      Net Book                                   Which
                                                     Depreciation       Value                                 Depreciation
                                                     Buildings and  Buildings and    Date of       Date of    In Statement
                                                     Improvements   Improvements   Construction  Acquisition  Is Computed
                                                     -------------  -------------  ------------  -----------  ------------
Hampton Inn-Aurora, Colorado                              1,489         4,226          1985        6/24/97      5-31 yrs.
Hampton Inn-Detroit (Madison Heights),
  Michigan                                                1,634         4,919          1987        6/24/97     5-31 yrs.
Hampton Inn-Dublin, Ohio                                  1,855         4,720          1988        6/24/97     5-31 yrs.
Hampton Inn-Kansas City, Kansas                           1,656         4,583          1987        6/24/97     5-31 yrs.
Hampton Inn-Little Rock, Arkansas                         1,990         6,359          1985        6/24/97     5-31 yrs.
Hampton Inn-Memphis (Poplar), Tennessee                   2,505         8,310          1985        6/24/97     5-31 yrs.
Hampton Inn-Memphis (Sycamore),
  Tennessee                                               1,381         3,600          1984        6/24/97     5-31 yrs.
Hampton Inn-Nashville (Briley),
  Tennessee                                               2,361         6,691          1987        6/24/97     5-31 yrs.
Hampton Inn-Richardson, Texas                             2,320         6,690          1987        6/24/97     5-31 yrs.
Hampton Inn-St. Louis, Missouri                           1,926         4,477          1987        6/24/97     5-31 yrs.
Homewood Suites-Germantown, Tennessee                     2,035         6,495          1986        6/26/97     5-31 yrs.
Homewood Suites-Augusta, Georgia                          1,453         3,925          1997        7/10/97     5-31 yrs.
Residence Inn-Princeton, New Jersey                       5,134        16,453          1988        9/18/97     5-31 yrs.
AmeriSuites-Cincinnati (Blue Ash), Ohio                   1,880         6,436          1990       12/10/97     5-31 yrs
AmeriSuites-Cincinnati (Forest Park),
  Ohio                                                    1,940         5,832          1992       12/10/97     5-31 yrs.
AmeriSuites-Columbus, Ohio                                2,432         7,142          1994       12/10/97     5-31 yrs.
AmeriSuites-Flagstaff, Arizona                            1,531         4,327          1993       12/10/97     5-31 yrs.
AmeriSuites-Indianapolis, Indiana                         1,877         6,466          1992       12/10/97     5-31 yrs.
AmeriSuites-Miami, Florida                                2,743         9,928          1996       12/10/97     5-31 yrs.
AmeriSuites-Overland Park, Kansas                         2,465         7,692          1994       12/10/97     5-31 yrs.
AmeriSuites-Richmond, Virginia                            2,896        10,318          1992        12/3/97     5-31 yrs.
AmeriSuites-Tampa, Florida                                2,490         9,609          1994        12/3/97     5-31 yrs.
Hampton Inn-San Antonio, Texas                            2,787        10,978          1995        4/14/98     5-31 yrs.
Homewood Suites-Sharonville, Ohio                         2,370         7,042          1990        4/15/98     5-31 yrs.
Residence Inn-Boise, Idaho                                2,076         7,880          1986        4/28/98     5-31 yrs.
Residence Inn-Portland, Oregon                            4,968        22,087          1990        4/28/98     5-31 yrs.
Undeveloped Real Estate-Bartlett,
Tennessee                                                                 125                      5/1/98
Residence Inn-Somers Point, New Jersey                    2,355         7,322          1998        5/18/98     5-31 yrs.
AmeriSuites-Albuquerque, New Mexico                       1,988         7,928          1997        6/26/98     5-31 yrs.
AmeriSuites-Baltimore, Maryland                           2,009         8,459          1996        6/26/98     5-31 yrs.
AmeriSuites-Baton Rouge, Louisiana                        2,553         8,479          1997        6/26/98     5-31 yrs.
AmeriSuites-Birmingham, Alabama                           1,666         6,162          1997        6/26/98     5-31 yrs,
AmeriSuites-Las Vegas, Nevada                             3,941        15,550          1998        6/26/98     5-31 yrs.
AmeriSuites-Memphis (Wolfchase),
  Tennessee                                               1,879         6,681          1996        6/26/98     5-31 yrs.
AmeriSuites-Miami (Kendall), Florida                      2,031         9,028          1996        6/26/98     5-31 yrs.
AmeriSuites-Minneapolis, Minnesota                        2,055         7,756          1997        6/26/98     5-31 yrs.
AmeriSuites-Nashville, Tennessee                          2,459         8,929          1997        6/26/98     5-31 yrs.
Homewood Suites-Seattle, Washington                       4,682        18,028          1998         8/7/98     5-31 yrs.
Homewood Suites-Chicago, Illinois                         7,642        29,745          1999        5/18/99     5-31 yrs
Homewood Suites-Orlando, Florida                          4,555        20,044          1999        6/25/00     5-31 yrs.
Courtyard by Marriott-Houston, Texas                        880        15,489          2002        12/6/02     5-31 yrs.
Construction in Progress                                    306         1,910
Corporate Office--Memphis, TN                                             746          1999                    7 Yrs
                                                       --------      --------

                                                        232,367       681,478
                                                       --------      --------

ASSETS HELD FOR SALE
--------------------

Hampton Inn-Sarasota, Florida (7)                         1,808         2,826          1987        3/24/94      5-40 yrs
Comfort Inn-Arlington, Texas (7)                          2,709         2,672          1985        7/15/94      5-31 yrs
Hampton Inn-Jacksonville Florida (7)                      2,451         4,673          1986        9/22/95      5-31 yrs
                                                       --------      --------
                                                          6,968        10,171
                                                       --------      --------

                                                       $239,335      $691,649
                                                       ========      ========

Notes to Schedule III -- Real Estate and Accumulated Depreciation.

1. Collateral for the CMBS Mortgage Bonds with a current balance of $64,661
2. Collateral for the $110 million Line of Credit with a current balance of $50,000
3. Collateral for the GMAC mortgages due July 2009 with a current balance of $91,009
4. Collateral for the GECC mortgages due November 2010 with a current balance of $66,891
5. Collateral for the GMAC mortgages due November 2010 with a current balance of $34,612
6. Collateral for various mortgage notes due from September 2005 to November 2016 with combined balances of $22,601
7. These hotels are classified as "held for sale" at December 31, 2003


                                                       2003                2002              2001
                                                     --------            --------          --------
Cost of land, buildings and improvements:
     Balance at beginning of year                    $946,422            $918,819          $906,996
     Depreciation for the period                       13,342              29,210            12,991
     Disposals                                        (24,407)             (1,607)           (1,168)
     Impairments                                       (4,373)
                                                     --------            --------          --------

Balance at end of year                               $930,984            $946,422          $918,819
                                                     ========            ========          ========


Accumulated depreciation on land,
  buildings and improvements:
     Balance at beginning of year                    $206,276            $166,929          $134,585
     Depreciation for the period                       39,371              40,954            32,344
     Disposals                                         (6,312)             (1,607)
                                                     --------            --------          --------

Balance at end of year                               $239,335            $206,276          $166,929
                                                     ========            ========          ========

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended December 31, 2003 and through the date of this report, there has been no change in the Company's independent accountants, nor have any disagreements with such accountants or reportable events occurred.

ITEM 9A.      CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, our Company carried out an evaluation, with the participation of our Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our Company's disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our Company's internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our Company's internal control over financing reporting.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference from the section entitled "The Election of Directors" and "Our Board of Directors" in the Proxy Statement as to the Company's directors and certain of our executive officers. See also Item 1 -- "Business-Executive Officers of the Company" for information regarding our remaining executive officers and Item I -- "Business-Available Information" for information regarding our Code of Ethics.

Information required by this item is incorporated by reference from the section entitled "Section 16(a) Beneficial Ownership and Reporting Compliance" in the Proxy Statement as to Section 16 reporting compliance.

Our Board of Directors has determined that it presently has no "audit committee financial expert" (as that term is defined in the rules promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002) serving on the Audit Committee. We are currently seeking a board member that qualifies as our Audit Committee financial expert, as defined, and we plan to have this board seat and Audit Committee member placed by the time of our annual shareholders meeting on May 13, 2004. Our Board of Directors has determined that each of the members of our Audit Committee is financially literate and has accounting or related financial management expertise, as required by the New York Stock Exchange as interpreted by our Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the sections entitled "Ownership of Our Common Stock" and "Executive Compensation -- Equity Compensation Plan" in the Proxy Statement.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference from the section entitled "Relationship with Independent Public Accountants" in the Proxy Statement.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Annual Report on Form 10-K:

(a) Financial Statements:

The following financial statements and financial statement schedules are located in this report on the pages indicated:

Equity Inns, Inc.                                                           Page
                                                                            ----
  Report of Independent Auditors                                             27
  Consolidated Balance Sheets at December 31, 2003 and 2002                  28
  Consolidated Statements of Operations for the years ended
    December 31, 2003, 2002 and 2001                                         29
  Consolidated Statements of Comprehensive Income for the
    years ended December 31, 2003, 2002 and 2001                             30
  Consolidated Statements of Shareholders' Equity for the
    years ended December 31, 2003, 2002 and 2001                             31
  Consolidated Statements of Cash Flows for the years ended
    December 31, 2003, 2002 and 2001                                         33
  Notes to Consolidated Financial Statements                                 34
  Schedule II -- Valuation and Qualifying Accounts for the years
    ended December 31, 2003, 2002 and 2001                                   54
  Schedule III - Real Estate and Accumulated Depreciation
    as of December 31, 2003                                                  55

All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted from this report.

(b) Reports on Form 8-K:

Two (2) reports on Form 8-K were filed by the Company with the SEC during the fourth quarter of 2003: (1) on October 10, 2003 under Items 5 and 7 to report the Company's sale to Cohen & Steers Capital Management, Inc., acting on behalf of certain of its investment advisory clients, of 287,500 shares of the Company's 8.75% Series B Cumulative Preferred Stock, $.01 par value per share (Liquidation Preference $25 per share), and 2.0 million shares of the Company's Common Stock, $.01 par value per share, and (2) on November 6, 2003 under Items 7 and 12 to file the press release relating to the Company's results of operations and financial condition for the third quarter of 2003.

(c) Exhibits:

Exhibit
Number         Description

3.1(a)  --    Second Amended and Restated Charter of the Registrant
              (incorporated by reference to Exhibit 3.1 to the Company's Current
              Report on Form 8-K (Registration No. 01- 12073) filed with the SEC on October 23, 1997)

3.1(b)  --    Articles of Amendment to the Second Amended and Restated Charter
              of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (Registration No. 01-12073)
              filed with the SEC on May 28, 1998)

3.1(c)  --    Articles of Amendment to the Second Amended and Restated Charter
              of the Registrant (incorporated by reference to Exhibit 4.1(d) to the Company's Registration Statement on Form 8-A12B (Registration
              No. 01-12073) filed with the SEC on July 7, 2003, as amended on August 7, 2003)

3.2     --    By-Laws of the Registrant (incorporated by reference to Exhibit
              3.2 to the Company's Registration Statement on Form S-11
              (Registration No. 33-73304)

4.1(a)  --    Form of Share Certificate for the Company's Common Stock, $.01
              par value (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-11 (Registration No.
              33-73304))

4.1(b)  --    Form of Share Certificate for the Company's 9 1/2% Series A
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

4.2(c)* --    Amendment No. 2 to Third Amended and Restated Agreement of Limited
              Partnership of Equity Inns Partnership, L.P.

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

10.6(c) --    Loan Affirmation and Modification Agreement dated as of January 9,
              2002, by and among EQI Financing Partnership II, L.P., EQI/WV
              Financing Partnership, L.P., EQI Financing Partnership V, L.P.,
              ENN Leasing Company II, L.L.C., ENN Leasing Company V, L.L.C.,
              Equity Inns Partnership, L.P., Equity Inns, Inc., Equity Inns
              Trust, Norwest Bank Minnesota, National Association, as trustee, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January
              25, 2002)

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

10.10(a)--    Amended and Restated Secured Revolving Credit Agreement dated as of June 11, 2003, by and among Equity Inns Partnership, L.P.,
              Equity Inns/West Virginia Partnership, L.P. and Equity Inns
              Partnership II, L.P. as Borrowers, Bank One, NA, Credit Lyonnais
              New York Branch, Fleet National Bank, National Bank of Commerce,
              AmSouth Bank and Union Planters Bank, National Association as
              Lenders, Bank One, NA as Administrative Agent, Banc One Capital
              Markets, as Co-Lead Arranger/Sole Book Manager, Credit Lyonnais
              New York Branch as Syndication Agent and Co-Lead Arranger and
              Fleet National Bank as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form
              8-K (Registration No. 01-12073) filed with the SEC on July 2,
              2003)

10.10(b)*--   First Amendment to Amended and Restated Secured Revolving Credit
              Agreement dated as of January 21, 2004 by and among Equity Inns
              Partnership, L.P., Equity Inns/ West Virginia Partnership, L.P.
              and Equity Inns Partnership II, L.P. as Borrower, Bank One, NA as
              Administrative Agent and Lender, and the remaining Lenders that are signatories thereto

10.11   --    Master Lease Termination Agreement dated as of December 20, 2001, by and among Equity Inns, Inc., Equity Inns Partnership, L.P.,
              Equity Inns/West Virginia Partnership, L.P., EQI Financing
              Partnership II, L.P., EQI Financing Partnership V, L.P., EQI/WV
              Financing Partnership, L.P., ENN Leasing Company, Inc., ENN
              Leasing Company II, L.L.C., ENN Leasing Company V, L.L.C., Prime
              Hospitality Corp., Oradell Holding Corp., Wayne Holding Corp, and
              Caldwell Holding Corp. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Registration No. 01-
              12073) filed with the SEC on January 25, 2002)

10.12   --    Form of Management Agreement between certain subsidiaries of
              Equity Inns TRS Holdings, Inc. and Promus Hotels, Inc., effective as of January 1, 2001 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (Registration No. 01-
              12073) filed with the SEC on February 26, 2001)

10.13*  --    Form of Management Agreement between certain subsidiaries of
              Equity Inns TRS Holdings, Inc. and Innkeepers Hospitality
              Management, Inc.

10.14   --    Form of Management Agreement between certain subsidiaries of
              Equity Inns TRS Holdings, Inc. and Crossroads Hospitality Company,
              L.L.C., effective as of January 1, 2001 (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K
              (Registration No. 01-12073) filed with the SEC on February 26,
              2001)

10.15(a)--    Form of Management Agreement between certain subsidiaries of
              Equity Inns TRS Holdings, Inc. and certain affiliates of Prime
              Hospitality Corp., effective as of January 1, 2002 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January
              25, 2002

10.15(b)*--   Form of Management Agreement between certain subsidiaries of
              Equity Inns TRS Holdings, Inc. and certain affiliates of Prime
              Hospitality Corp., effective as of May 14, 2003

10.16   --    Form of Deed of Trust dated as of February 6, 1997 by EQI
              Financing Partnership 1, L.P. in favor of LaSalle National Bank, as Trustee (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (Registration No. 01-
              12073) for the quarter ended March 31, 1997 and filed with the SEC on April 30, 1997)

10.17   --    Commercial Lease dated as of December 17, 1998 between 64 LTD. LLC and Equity Inns Services, Inc. (incorporated by reference to
              Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Registration No. 01-12073) filed with the SEC on March 23, 1999)

10.18   --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Phillip H. McNeill, Sr.
              (incorporated by reference to Exhibit 10.33 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998
              (Registration No. 01-12073) filed with the SEC on March 23, 1999)

10.19   --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Howard A. Silver
              (incorporated by reference to Exhibit 10.34 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998
              (Registration No. 01-12073) filed with the SEC on March 23, 1999)

10.20   --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Donald H. Dempsey
              (incorporated by reference to Exhibit 10.35 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998
              (Registration No. 01-12073) filed with the SEC on March 23, 1999)

10.21   --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Phillip H. McNeill, Jr.
              (incorporated by reference to Exhibit 10.36 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998
              (Registration No. 01-12073) filed with the SEC on March 23, 1999)

10.22   --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and J. Ronald Cooper
              (incorporated by reference to Exhibit 10.21 to the Company's

              Annual Report on Form 10-K for the year ended December 31, 2001 (Registration No. 01-12073) filed with the SEC on March 25, 2002)

10.23   --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Richard F. Mitchell
              (incorporated by reference to Exhibit 10.22 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 2001
              (Registration No. 01-12073) filed with the SEC on March 25, 2002)

10.25   --    Equity Inns, Inc. Executive Deferred Compensation Plan
              (incorporated by reference to Exhibit 10.27 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1999
              (Registration No. 01-12073) filed with the SEC on March 17, 2000)

10.26   --    Master Lease Termination Agreement dated as of September 7, 2000, by and among Equity Inns, Inc., Equity Inns Partnership, L.P.,
              Equity Inns/West Virginia Partnership, L.P., EQI Financing
              Partnership I, L.P., EQI Financing Partnership II, L.P., EQI/WV
              Financing Partnership, L.P., Equity Inns Partnership II, L.P.,
              E.I.P. Orlando, L.P., Crossroads/Memphis Partnership, L.P.,
              Crossroads/Memphis Financing Company, L.L.C., Crossroads/Memphis
              Financing Company II, L.L.C., Crossroads Future Company, L.L.C.,
              Crossroads Future Financing Company, L.L.C., Interstate Hotels,
              LLC and Crossroads Hospitality Company, L.L.C. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form
              8-K (Registration No. 01-12073) filed with the Securities and
              Exchange Commission on January 11, 2001)

10.27*  --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and J. Mitchell Collins

10.28*  --    Form of Management Agreement between certain subsidiaries of
              Equity Inns TRS Holdings, Inc. and Wright Hospitality Management,
              LLC

10.29*  --    Form of Management Agreement between certain subsidiaries of
              Equity Inns TRS Holdings, Inc. and the McKibbon Hotel Group

21.1*   --    List of subsidiaries of Equity Inns, Inc.

23.1*   --    Consent of PricewaterhouseCoopers L.L.P.

31.1*   --    Certification of Phillip H. McNeill, Sr., Chief Executive Officer
              of Equity Inns, Inc., pursuant to Rule 13a-14(a) of the Securities
              Exchange Act of 1934, as amended, and dated March 12, 2004

31.2*   --    Certification of J. Mitchell Collins, Chief Financial Officer of
              Equity Inns, Inc., pursuant to Rule 13a-14(a) of the Securities
              Exchange Act of 1934, as amended, and dated March 12, 2004

32.1*   --    Certification of Phillip H. McNeill, Sr., Chief Executive Officer
              of Equity Inns, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated March 12, 2004

32.2*   --    Certification of J. Mitchell Collins, Chief Financial Officer of
              Equity Inns, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated March 12, 2004

--------------
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of March, 2004.
                                              EQUITY INNS, INC.


                                              By:  /s/Phillip H. McNeill, Sr.
                                                   --------------------------
                                                   Phillip H. McNeill, Sr.
                                                   Chairman of the Board and
                                                   Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12 day of March, 2004.


         Signature                           Title                     Date
---------------------------       -----------------------------   --------------

/s/ Phillip H. McNeill, Sr.       Chairman of the Board and       March 12, 2004
---------------------------       Chief Executive Officer
Phillip H. McNeill, Sr.           (Principal Executive Officer
                                  and Director


/s/ Howard A. Silver              President, Chief Operating      March 12, 2004
--------------------              Officer and Director
Howard A. Silver



/s/ J. Mitchell Collins           Executive Vice President,       March 12, 2004
-----------------------           Chief Financial Officer,
J. Mitchell Collins               Secretary, Treasurer,
                                  (Principal Financial and
                                  Accounting Officer)


/s/ Harry S. Hays                 Director                        March 12, 2004
-----------------
Harry S. Hays


/s/ Joseph W. McLeary             Director                        March 12, 2004
---------------------
Joseph W. McLeary


/s/ Raymond E. Schultz            Director                        March 12, 2004
----------------------
Raymond E. Schultz

                                INDEX OF EXHIBITS

Exhibit

Number    Description

3.1(a)  --    Second Amended and Restated Charter of the Registrant
              (incorporated by reference to Exhibit 3.1 to the Company's Current
              Report on Form 8-K (Registration No. 01- 12073) filed with the SEC on October 23, 1997)

3.1(b)  --    Articles of Amendment to the Second Amended and Restated
              Charter of the Registrant (incorporated by reference to Exhibit
              3.1 to the Company's Current Report on Form 8-K (Registration No.
              01-12073) filed with the SEC on May 28, 1998)

3.1(c)  --    Articles of Amendment to the Second Amended and Restated Charter
              of the Registrant (incorporated by reference to Exhibit 4.1(d) to the Company's Registration Statement on Form 8-A12B (Registration
              No. 01-12073) filed with the SEC on July 7, 2003, as amended on August 7, 2003)

3.2     --    By-Laws of the Registrant (incorporated by reference to Exhibit
              3.2 to the Company's Registration Statement on Form S-11
              (Registration No. 33-73304)

4.1(a)  --    Form of Share Certificate for the Company's Common Stock, $.01
              par value (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-11 (Registration No.
              33-73304))

4.1(b)  --    Form of Share Certificate for the Company's 9 1/2% Series A
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

4.2(c)* --    Amendment No. 2 to Third Amended and Restated Agreement of Limited
              Partnership of Equity Inns Partnership, L.P.

4.3, 10.1--   Indenture dated as of February 6, 1997 among EQI Financing
              Partnership I, L.P. as Issuer, LaSalle National Bank as Trustee, and ABN AMBRO Bank N.V. as Fiscal Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
              (Registration No. 01-12073) for the quarter ended March 31, 1997 and filed with the SEC on April 30, 1997)

10.2(a) --    Form of Lease Agreement, effective as of January 1, 2001
              (incorporated by reference to Exhibit 10.2 to the Company's
              Current Report on Form 8-K (Registration No. 01- 12073) filed with the SEC on February 26, 2001)

10.2(b) --    Form of Consolidated Lease Agreement for the AmeriSuites hotels leased by certain subsidiaries of Equity Inns TRS Holdings, Inc.
              as lessees, and Equity Inns Partnership, L.P. as lessor, effective as of January 1, 2002 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Registration No. 01-
              12073) filed with the SEC on January 25, 2002)

10.3(a) --    Equity Inns, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.29(a) to the Company's Registration
              Statement on Form S-11 (Registration No. 33-80318))

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

10.6(c) --    Loan Affirmation and Modification Agreement dated as of January 9,
              2002, by and among EQI Financing Partnership II, L.P., EQI/WV
              Financing Partnership, L.P., EQI Financing Partnership V, L.P.,
              ENN Leasing Company II, L.L.C., ENN Leasing Company V, L.L.C.,
              Equity Inns Partnership, L.P., Equity Inns, Inc., Equity Inns
              Trust, Norwest Bank Minnesota, National Association, as trustee, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January
              25, 2002)

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

10.10(a)--    Amended and Restated Secured Revolving Credit Agreement dated as of June 11, 2003, by and among Equity Inns Partnership, L.P.,
              Equity Inns/West Virginia Partnership, L.P. and Equity Inns
              Partnership II, L.P. as Borrowers, Bank One, NA, Credit Lyonnais
              New York Branch, Fleet National Bank, National Bank of Commerce,
              AmSouth Bank and Union Planters Bank, National Association as
              Lenders, Bank One, NA as Administrative Agent, Banc One Capital
              Markets, as Co-Lead Arranger/Sole Book Manager, Credit Lyonnais
              New York Branch as Syndication Agent and Co-Lead Arranger and
              Fleet National Bank as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form
              8-K (Registration No. 01-12073) filed with the SEC on July 2,
              2003)

10.10(b)*--   First Amendment to Amended and Restated Secured Revolving Credit
              Agreement dated as of January 21, 2004 by and among Equity Inns
              Partnership, L.P., Equity Inns/ West Virginia Partnership, L.P.
              and Equity Inns Partnership II, L.P. as Borrower, Bank One, NA as
              Administrative Agent and Lender, and the remaining Lenders that are signatories thereto

10.11   --    Master Lease Termination Agreement dated as of December 20, 2001, by and among Equity Inns, Inc., Equity Inns Partnership, L.P.,
              Equity Inns/West Virginia Partnership, L.P., EQI Financing
              Partnership II, L.P., EQI Financing Partnership V, L.P., EQI/WV
              Financing Partnership, L.P., ENN Leasing Company, Inc., ENN
              Leasing Company II, L.L.C., ENN Leasing Company V, L.L.C., Prime
              Hospitality Corp., Oradell Holding Corp., Wayne Holding Corp, and
              Caldwell Holding Corp. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Registration No. 01-
              12073) filed with the SEC on January 25, 2002)

10.12   --    Form of Management Agreement between certain subsidiaries of
              Equity Inns TRS Holdings, Inc. and Promus Hotels, Inc., effective as of January 1, 2001 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (Registration No. 01-
              12073) filed with the SEC on February 26, 2001)

10.13*  --    Form of Management Agreement between certain subsidiaries of
              Equity Inns TRS Holdings, Inc. and Innkeepers Hospitality
              Management, Inc.

10.14  --     Form of Management Agreement between certain subsidiaries of
              Equity Inns TRS Holdings, Inc. and Crossroads Hospitality Company,
              L.L.C., effective as of January 1, 2001 (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K
              (Registration No. 01-12073) filed with the SEC on February 26,
              2001)

10.15(a)--    Form of Management Agreement between certain subsidiaries of
              Equity Inns TRS Holdings, Inc. and certain affiliates of Prime
              Hospitality Corp., effective as of January 1, 2002 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January
              25, 2002

10.15(b)*--   Form of Management Agreement between certain subsidiaries of
              Equity Inns TRS Holdings, Inc. and certain affiliates of Prime
              Hospitality Corp., effective as of May 14, 2003

10.16   --    Form of Deed of Trust dated as of February 6, 1997 by EQI
              Financing Partnership 1, L.P. in favor of LaSalle National Bank, as Trustee (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (Registration No. 01-
              12073) for the quarter ended March 31, 1997 and filed with the SEC on April 30, 1997)

10.17   --    Commercial Lease dated as of December 17, 1998 between 64 LTD. LLC and Equity Inns Services, Inc. (incorporated by reference to
              Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Registration No. 01-12073) filed with the SEC on March 23, 1999)

10.18   --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Phillip H. McNeill, Sr.
              (incorporated by reference to Exhibit 10.33 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998
              (Registration No. 01-12073) filed with the SEC on March 23, 1999)

10.19   --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Howard A. Silver
              (incorporated by reference to Exhibit 10.34 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998
              (Registration No. 01-12073) filed with the SEC on March 23, 1999)

10.20   --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Donald H. Dempsey
              (incorporated by reference to Exhibit 10.35 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998
              (Registration No. 01-12073) filed with the SEC on March 23, 1999)

10.21   --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Phillip H. McNeill, Jr.
              (incorporated by reference to Exhibit 10.36 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998
              (Registration No. 01-12073) filed with the SEC on March 23, 1999)

10.22   --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and J. Ronald Cooper
              (incorporated by reference to Exhibit 10.21 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 2001
              (Registration No. 01-12073) filed with the SEC on March 25, 2002)

10.23    --   Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and Richard F. Mitchell
              (incorporated by reference to Exhibit 10.22 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 2001
              (Registration No. 01-12073) filed with the SEC on March 25, 2002)

10.25   --    Equity Inns, Inc. Executive Deferred Compensation Plan
              (incorporated by reference to Exhibit 10.27 to the Company's
              Annual Report on Form 10-K for the year ended

              December 31, 1999 (Registration No. 01-12073) filed with the SEC on March 17, 2000)

10.26   --    Master Lease Termination Agreement dated as of September 7, 2000, by and among Equity Inns, Inc., Equity Inns Partnership, L.P.,
              Equity Inns/West Virginia Partnership, L.P., EQI Financing
              Partnership I, L.P., EQI Financing Partnership II, L.P., EQI/WV
              Financing Partnership, L.P., Equity Inns Partnership II, L.P.,
              E.I.P. Orlando, L.P., Crossroads/Memphis Partnership, L.P.,
              Crossroads/Memphis Financing Company, L.L.C., Crossroads/Memphis
              Financing Company II, L.L.C., Crossroads Future Company, L.L.C.,
              Crossroads Future Financing Company, L.L.C., Interstate Hotels,
              LLC and Crossroads Hospitality Company, L.L.C. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form
              8-K (Registration No. 01-12073) filed with the Securities and
              Exchange Commission on January 11, 2001)

10.27*  --    Change in Control and Termination Agreement between Equity Inns
              Services, Inc., Equity Inns, Inc. and J. Mitchell Collins

10.28*  --    Form of Management Agreement between certain subsidiaries of
              Equity Inns TRS Holdings, Inc. and Wright Hospitality Management,
              LLC

10.29*  --    Form of Management Agreement between certain subsidiaries of
              Equity Inns TRS Holdings, Inc. and the McKibbon Hotel Group

21.1*   --    List of subsidiaries of Equity Inns, Inc.

23.1*   --    Consent of PricewaterhouseCoopers L.L.P.

31.1*   --    Certification of Phillip H. McNeill, Sr., Chief Executive Officer
              of Equity Inns, Inc., pursuant to Rule 13a-14(a) of the Securities
              Exchange Act of 1934, as amended, and dated March 12, 2004

31.2*   --    Certification of J. Mitchell Collins, Chief Financial Officer of
              Equity Inns, Inc., pursuant to Rule 13a-14(a) of the Securities
              Exchange Act of 1934, as amended, and dated March 12, 2004

32.1*   --    Certification of Phillip H. McNeill, Sr., Chief Executive Officer
              of Equity Inns, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated March 12, 2004

32.2*   --    Certification of J. Mitchell Collins, Chief Financial Officer of
              Equity Inns, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated March 12, 2004

--------------
* Filed herewith.