Form 10-Q
period 2004-03-31
EQUITY INNS INC
filed 2004-05-10
CIK 916530

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
----
  X             Quarterly Report Pursuant to Section 13 or 15(d) of
----                   The Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2004    Commission File Number 01-12073

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

         The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on May 3, 2004 was 45,446,213.

                                    1 of 40

                                EQUITY INNS, INC.

                                      INDEX


                                                                            PAGE

PART I.    Financial Information

   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets - March 31, 2004
              (unaudited) and December 31, 2003                                3

           Condensed Consolidated Statements of Operations (unaudited) -
              For the three months ended March 31, 2004 and 2003               4

           Condensed Consolidated Statements of Cash Flows (unaudited) -
              For the three months ended March 31, 2004 and 2003               5

           Notes to Condensed Consolidated Financial Statements                7


   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          18

   Item 3. Quantitative and Qualitative Disclosures About Market Risk         36

   Item 4. Controls and Procedures                                            37


PART II.   Other Information

   Item 1. Legal Proceedings                                                  38

   Item 6. Exhibits and Reports on Form 8-K                                   38

PART I.  FINANCIAL INFORMATION
   ITEM 1.  FINANCIAL STATEMENTS



                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                   March 31,         December 31,
                                                                     2004                2003
                                                                   --------          ------------
                                                                  (unaudited)
ASSETS
Investment in hotel properties, net                                $694,850           $681,478
Assets held for sale                                                      -             10,242
Cash and cash equivalents                                            10,115              8,201
Accounts receivable, net of doubtful
    accounts of $200 and $200, respectively                           6,706              5,069
Notes receivable, net                                                 5,694              4,917
Deferred expenses, net                                                8,135              8,291
Deposits and other assets, net                                        7,290              6,083
                                                                   --------           --------

       Total assets                                                $732,790           $724,281
                                                                   ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt                                                     $347,838           $329,774
Accounts payable and accrued expenses                                22,606             22,913
Distributions payable                                                 6,998              6,939
Interest rate swap                                                    1,737                931
Minority interests in Partnership                                     6,859              7,338
                                                                   --------           --------

       Total liabilities                                            386,038            367,895
                                                                   --------           --------

Commitments and Contingencies

Shareholders' equity:
Preferred stock (Series B), 8.75%, $.01 par value,
   10,000,000 shares authorized, 3,450,000 shares
   issued and outstanding ($86,250 aggregate
   liquidation preference)                                           83,524             83,524
Common Stock, $.01 par value, 100,000,000
  shares authorized, 43,792,050 and 43,305,827
  shares issued and outstanding                                         438                433
Additional paid-in capital                                          466,260            463,691
Treasury stock, at cost, 747,600 shares                              (5,173)            (5,173)
Unearned directors' and officers' compensation                       (1,870)              (123)
Distributions in excess of net earnings                            (194,690)          (185,035)
Unrealized loss on interest rate swap                                (1,737)              (931)
                                                                   --------           --------

       Total shareholders' equity                                   346,752            356,386
                                                                   --------           --------

       Total liabilities and shareholders' equity                  $732,790           $724,281
                                                                   ========           ========




                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                   For the Three Months
                                                                      Ended March 31,
                                                               -----------------------------
                                                                2004                  2003
                                                               -------               -------
                                                                        (unaudited)
Revenue:
Room revenue                                                   $51,892               $49,650
Other hotel revenue                                              2,585                 2,519
Other revenue                                                       99                   107
                                                               -------               -------
    Total revenues                                              54,576                52,276

Operating expenses:
Direct hotel expenses                                           31,642                30,352
Other hotel expenses                                             1,995                 1,912
Depreciation                                                     9,492                 9,586
Property taxes, rental expense and insurance                     4,429                 4,725
General and administrative expenses:
    Stock-based or non-cash compensation                           159                   132
    Other general and administrative expenses                    2,007                 1,908
                                                               -------               -------
    Total operating expenses                                    49,724                48,615
                                                               -------               -------

Operating income                                                 4,852                 3,661

Interest expense, net                                            6,740                 7,449
                                                               -------               -------

Loss from continuing operations
  before minority interest and income taxes                     (1,888)               (3,788)
Minority interests                                                 107                    49
Deferred income tax benefit                                          -                 2,342
                                                               -------               -------
Loss from continuing operations                                 (1,781)               (1,397)
                                                               -------               -------

Discontinued operations:
(Loss) gain on sale of hotel properties                           (320)                1,274
Income (loss) from discontinued operations                         (97)                   82
                                                               -------               -------
    Income (loss) from discontinued operations                    (417)                1,356
                                                               -------               -------

Net loss                                                        (2,198)                  (41)

Preferred stock dividends                                        1,887                 1,633
                                                               -------               -------

Net loss applicable to common shareholders                     $(4,085)              $(1,674)
                                                               =======               =======

Net income (loss) share data: Basic and diluted
  income (loss) per share:
Continuing operations                                          $ (0.09)              $ (0.07)
Discontinued operations                                          (0.01)                 0.03
                                                               -------               -------

Net loss per common share                                        (0.10)              $ (0.04)
                                                               =======               =======

Weighted average number of common
    shares outstanding - basic and diluted                      42,881                40,513
                                                               =======               =======



                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                                ----------------------------
                                                                                  2004                2003
                                                                                -------             --------
                                                                                        (unaudited)
Cash flows from operating activities:
  Net loss                                                                      $(2,198)            $    (41)
  Adjustments to net loss provided by operating activities:
     Loss (gain) on sale of hotel properties                                        320               (1,274)
     Depreciation                                                                 9,492                9,954
     Amortization of loan costs and franchise fees                                  444                  582
     Stock-based or non-cash compensation                                           159                  132
     Income tax benefit                                                               -               (2,342)
     Minority interests                                                            (107)                 (49)
  Changes in assets and liabilities:
        Accounts receivable                                                      (1,637)              (1,062)
        Distributions payable                                                        26                    -
        Deposits and other assets                                                (1,207)                 261
        Accounts payable and accrued expenses                                       132                 (808)
                                                                                -------             --------
               Net cash provided by operating activities                          5,424                5,353
                                                                                -------             --------

Cash flows from investing activities:
  Improvements and additions to hotel properties                                 (3,291)              (2,691)
  Acquisition of hotel properties                                               (13,229)                   -
  Cash paid for franchise applications                                              (25)                   -
  Net proceeds from sale of hotel properties                                      9,122               10,359
  Proceeds from principal payments on note receivable                                24                    -
                                                                                -------             --------
                Net cash provided by (used in) investing activities              (7,399)               7,668
                                                                                -------             --------

Cash flows from financing activities:
  Distributions paid                                                             (7,568)              (7,050)
  Cash paid for loan costs                                                         (264)                  (2)
  Proceeds from borrowings                                                       22,000               13,625
  Payments on long-term debt                                                    (10,279)             (16,303)
                                                                                -------             --------
                Net cash provided by (used in) financing activities               3,889               (9,730)
                                                                                -------             --------

Net increase in cash                                                              1,914                3,291
Cash and cash equivalents at beginning of period                                  8,201                5,916
                                                                                -------             --------

Cash and cash equivalents at end of period                                      $10,115             $  9,207
                                                                                =======             ========







                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

For all stock issuances below, we value the anticipated award based on the shares of common stock times the closing price of our common stock on date of issuance.

During January 2004, we issued to two of our officers, 47,535 shares of common stock at $9.26 per share under the 1994 Stock Incentive Plan in lieu of cash as a performance bonus.

During January 2004, we sold one hotel in Jacksonville, Florida for $5.0 million, including the assumption of a non-cash note receivable for $800,000.

During February 2004, we issued 36,113 shares of common stock upon redemption of Partnership units.

During February 2004, we issued to several key officers, 405,233 shares of restricted common stock at $9.45 per share under the 1994 Stock Incentive Plan as part of management's long-term incentive compensation.

During March 2004, we completed the purchase of a Marriott Residence Inn hotel and assumed $6.3 million in long-term debt.

During the quarter ended March 31, 2004, we declared approximately $5.7 million in common stock and unit dividends. We paid these dividends on May 3, 2004.

During the quarter ended March 31, 2004, we issued 3,142 shares of common stock at prices ranging from $9.05 to $9.17 per share to our independent directors in lieu of cash as compensation.

During January 2003, we issued to one of our officers, 19,081 shares of common stock at $5.88 per share under the 1994 Stock Incentive Plan in lieu of cash as a performance bonus.

During January 2003, we issued 24,077 shares of common stock upon redemption of Partnership units.

During the quarter ended March 31, 2003, we issued 4,370 shares of common stock at prices ranging from $5.82 to $6.02 per share to our independent directors in lieu of cash as compensation.

During the quarter ended March 31, 2003, we declared approximately $5.4 million in common stock and unit dividends. We paid these dividends on May 1, 2003.




                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

Throughout this Form 10-Q, the words "Company", "Equity Inns", "we", "our", and "us" refer to Equity Inns, Inc., a Tennessee corporation, and its consolidated subsidiaries, unless otherwise stated or the context requires otherwise.

1.     Organization

       Equity Inns is a hotel real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at March 31, 2004 owned an approximate 97.5% interest in the Partnership.

       Our hotel properties are leased to our wholly-owned taxable REIT subsidiaries (the "TRS Lessees"). Our hotel properties are managed by independent third parties. At March 31, 2004, the independent managers of our hotels are as follows:

                                                            Number of Hotels
                                                            ----------------

         Interstate Hotels & Resorts, Inc.                         48
         Hilton Hotels Corporation                                 17
         Prime Hospitality Corporation (subsidiaries)              18
         Other                                                      9
                                                                   --

                                                                   92
                                                                   ==

       Our management agreements with Prime are structured to provide the TRS Lessees minimum net operating income at each of our 18 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of our 18 AmeriSuites hotels. As the manager, the Prime subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, to a maximum of 6.5% of gross hotel revenues. If the management fee exceeds 6.5% of gross hotel revenue, the Prime subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Prime's subsidiaries are required to contribute 25% of the shortfall in net operating income to the Company. We record such shortfall contributions as a reduction of base management fees which are included as a component of direct hotel expenses in our accompanying condensed consolidated statements of operations when all contingencies related to such amounts have been resolved. In May 2003, we updated our current franchise contracts and management agreements with Prime on all of our AmeriSuites hotels. The minimum net operating income guarantee agreements were not extended beyond their original terms and are set to expire in 2007 and 2008. Under the new agreements, we extended the existing franchise agreements with Prime to 2028 and the management agreements to 2010, as long as Prime continues to be in compliance with the

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------


1.     Organization, Continued

       minimum net operating income guarantees in the original agreements. For each of the three months ended March 31, 2004 and 2003, we recorded approximately $1.6 million in minimum income guarantees from Prime as a reduction of our base management fee expense in the accompanying condensed consolidated statements of operations. The management contracts for our remaining hotels have terms ranging from one to ten years and generally provide for payment of management fees ranging from 1.5% to 2.5% of hotel revenues and an incentive fee consisting of a percentage of gross operating profits in excess of budget, as defined by the management agreements.

       These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with our financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The results of our operations for the current three-month period are not necessarily indicative of the results to be expected for the full year.

       Certain prior period amounts have been reclassified to conform to the current year presentation.

2.     Summary of Significant Accounting Policies

       Allowance for Doubtful Accounts

       We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers and other borrowers to make required payments. The allowance for doubtful accounts is maintained at a level believed adequate by us to absorb estimated probable receivable losses. Our periodic evaluation of the adequacy of the allowance is primarily based on past receivable loss experience, known and inherent credit risks, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates including the amounts and timing of future collections. If the financial condition of our customers or other borrowers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

       Potential dilutive securities included in the Company's calculation of diluted earnings per share include shares issuable upon exercise of stock options. All of the options to purchase shares of our common stock that were outstanding during the three months ended March 31, 2004 and 2003 were not included in the computation of diluted EPS because their effect would have been anti-dilutive.

       Distributions

       With the exception of the fourth quarter 2001, we have paid regular quarterly cash distributions to shareholders. These distributions are determined quarterly by our Board based on our operating results, economic conditions, capital expenditure requirements, the Internal Revenue Code's REIT annual distribution requirements, leverage restrictions imposed by our Line of Credit and any other matters that our Board deems relevant.

       Stock-Based Compensation

       The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We have adopted a policy that applies the estimated fair value based method of accounting for stock-based employee compensation prospectively to all awards granted, modified or settled.

       In January 2004, we issued 405,233 shares of restricted common stock to certain key executives of our Company. These grants vest between three and five years after the date of issuance, if certain performance measures have been achieved by the Company. The vesting

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

2.     Summary of Significant Accounting Policies, Continued

       of the restricted stock is based on cumulative funds from operations ("FFO") and total shareholder return targets as determined by our Board. The executives will be entitled to vote these restricted stock shares and will also receive dividends on the common shares over the vesting period. Based on management's estimated fair value of these restricted stock grants, we record compensation expense ratably over the respective vesting periods.

       Segment Reporting

       We consider each of our hotels to be an operating segment, none of which meets the threshold for a reportable segment as prescribed by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." We allocate resources and assess operating performance based on each individual hotel.

3.     Investment in Hotel Properties

       During the three months ended March 31, 2004, we invested approximately $19.6 million related to previously announced acquisitions that were completed during the quarter. We funded these acquisitions primarily through our Line of Credit and the assumption of $6.3 million in long-term debt.

       During the three months ended March 31, 2004, we invested $3.3 million to fund capital improvements in our hotels, including replacement of carpets, drapes, renovation of common areas and improvements of hotel exteriors. We expect to fund an aggregate of approximately $17.0 million throughout 2004 for capital improvements with $3.5 million representing one- time upgrades, related to brand initiatives, to certain of our hotel properties. We intend to fund such improvements out of future cash flows from operations, current cash balances and borrowings under our Line of Credit.

       During the three months ended March 31, 2004, we sold three hotels for approximately $10.9 million, including approximately $9.1 million in cash (after selling costs of approximately $980,000) and an increase to an existing note receivable of $800,000. We utilized the net proceeds to pay down existing long-term debt. In conjunction with these sales, we recorded a loss of approximately $320,000 as part of discontinued operations in our accompanying condensed consolidated statement of operations.

       We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. When we identify an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we establish

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------




3.     Investment in Hotel Properties, Continued

       a reserve for the estimated loss. Depreciation is no longer recorded once we have identified an asset as held for sale. Net realizable value is estimated as the amount at which the asset could be sold (fair value) less costs to sell. We have determined fair value by using prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, as appropriate. We only allocate to discontinued operations interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction.

4.     Notes Receivable

       Notes receivable consist of the following at March 31, 2004 and December 31, 2003 (in thousands):

                                                 2004          2003
                                                ------        ------

            HM-NM, Inc.                         $4,359        $3,582
            Officers of the Company              1,335         1,335
                                                ------        ------

                                                $5,694        $4,917
                                                ======        ======

       In 2003, we sold our AmeriSuites hotel in Jacksonville, Florida to HM-NM, Inc. for a purchase price of approximately $6.0 million, $4.0 million of which was in the form of a 15-month note bearing interest at 7.75% per annum. Additionally, in 2004 we sold a Hampton Inn hotel located in Jacksonville, Florida to HM-NM, Inc. for a purchase price of approximately $5.0 million, including an additional $800,000 increase to the note receivable discussed above. The entire note is secured by the land, building and furniture and fixtures of the AmeriSuites hotel located at 8277 Western Way Circle, Jacksonville, Florida. Accordingly, as the sale of both hotels was negotiated concurrently, coupled with the initial minimum investment required by SFAS No. 66, "Accounting for Sales of Real Estate," we have deferred a gain of approximately $420,000 until we collect the note receivable.

       At various times from January 1998 to July 2002, we have advanced loans to our executive officers for income taxes relating to annual bonuses taken in shares of our common stock and income taxes related to the taxable value of vested restricted stock. At March 31, 2004, the aggregate amount of notes receivable from our officers is approximately $1.3 million. All notes are collateralized by the applicable shares of common stock held by each officer and are non-interest bearing. These

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

4.     Notes Receivable, Continued

       notes are due and payable on the earlier of July 23, 2004 or 30 days after the date of termination of any officer's employment with the Company. We no longer provide loans to officers.

5.     Debt

       The following details our debt outstanding at March 31, 2004 and December 31, 2003 (in thousands):


                                             Principal Balance
                                          ----------------------            Interest
                                          3/31/04       12/31/03              Rate                    Maturity
                                          --------      --------       -------------------            --------

       Commercial Mortgage Bonds
         Class A                          $      -      $  4,061      6.83%         Fixed             Nov 2006
         Class B                            47,839        50,600      7.37%         Fixed             Dec 2015
         Class C                            10,000        10,000      7.58%         Fixed             Feb 2017
                                          --------      --------
                                            57,839        64,661

       Line of Credit                       69,500        50,000      LIBOR plus    Variable          June 2006
                                                                      Percentage

       Mortgage                             90,590        91,009      8.37%         Fixed             July 2009
       Mortgage                             66,625        66,891      8.25%         Fixed             Nov 2010
       Mortgage                             34,481        34,612      8.25%         Fixed             Nov 2010
       Mortgage                             10,750        10,750      LIBOR plus
                                                                      285 pts.      Variable          August 2008
       Mortgage                              2,887         2,912      6.00%         Fixed             May 2008
       Mortgage                              5,369         5,431      10.00%        Fixed             Sept 2005
       Mortgage                              3,461         3,508      6.37%         Fixed             Nov 2016
       Mortgage                              6,336             -      8.70%         Fixed             Nov 2010
                                          --------      --------

                                          $347,838      $329,774
                                          ========      ========

       We entered into a collateralized Line of Credit in June 2003 for $110.0 million, subject to certain restrictions. The Line of Credit bears interest at LIBOR plus 2.25% to 3.0% per annum as determined by our quarterly leverage and the facility matures in June 2006 but may be extended at our option for an additional year. At March 31, 2004, the interest rate on our Line of Credit was LIBOR (1.09% at March 31, 2004) plus 2.75%. Fees ranging from .45% to .60% per annum, as determined by our ratio of total indebtedness to EBITDA, are paid quarterly on the unused portion of our Line of Credit. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a test for cash available for dividend payouts, a fixed charge test and a leverage test, among other covenants. At March 31, 2004, we were in compliance with all covenants required by our Line of Credit.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------


5.     Debt, Continued

       All of our debt is secured by our hotels. Our debt has maturity dates that range from September 2005 to February 2017 with certain debt requiring annual principal payments and certain debt representing term maturities. The terms of our debt generally requires prepayment penalties if repaid prior to maturity.

       Certain of our loan agreements require quarterly deposits into separate room renovation accounts for the amount by which 4% of revenues at our hotels exceeds the amount expended by us during the year for replacement of furniture, fixtures and equipment and capital improvements for our hotels. For 2004, we expect that amounts expended will exceed, in the aggregate, the amount required under the loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts.

       Our Line of Credit has a stated borrowing capacity of $110.0 million. This capacity is further limited to a stated percentage of the appraised value of the assets pledged as collateral. The borrowing capacity of our Line of Credit based on these appraised values is approximately $100.6 million at March 31, 2004.

6.     Interest Rate Swap Contracts

       In 2003, we entered into an interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2008. The agreement effectively fixes the interest rate on the first $25.0 million of floating rate debt outstanding under the Line of Credit at a rate of 3.875% per annum plus the interest rate spread on the Line of Credit, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

       In 2003, we entered into an additional interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2006. The agreement effectively fixes the interest rate on the second $25.0 million of floating rate debt outstanding under the Line of Credit at a rate of 3.22% per annum plus the interest rate spread on the Line of Credit, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------


7.     Comprehensive Income

       SFAS No. 130, "Reporting Comprehensive Income," requires the disclosure of the components included in comprehensive income (loss). For the three months ended March 31, 2004, we recorded comprehensive loss of approximately $3.0 million, comprised of a net loss of approximately $2.2 million and the change in unrealized loss on our interest rate swap of approximately $800,000.

8.     Income Taxes

       The Company's income tax benefit related to our TRS Lessees consists of the following for the three months ended March 31 (in thousands):

                                                     2004         2003
                                                    ------       ------
            Deferred tax benefit:
              Federal                               $1,380       $2,095
              State                                    162          247
                                                    ------       ------
                                                     1,542        2,342
              Less valuation allowance              (1,542)           -
                                                    -------      ------

              Total                                 $    -       $2,342
                                                    ======       ======

       The TRS Lessees' deferred income tax asset of approximately $18.3 million is comprised primarily of the benefit of net operating loss carryforwards that expire beginning in December 2021. At year-end 2003, we determined that a valuation allowance was necessary for the entire deferred income tax asset. Currently, we continue to believe that it is more likely than not that the Company will not be able to realize our deferred income tax asset, and thus we have recorded a valuation allowance for the current balance. If we determine that the Company will be able to realize all or part of our net deferred tax asset in the future, an adjustment to the valuation allowance would be charged to income in the periods such determination was made.

9.     Discontinued Operations

       In 2002, we adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 established criteria beyond that previously specified in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," to determine when a long-lived asset is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. Due to the adoption of SFAS No. 144, we now report as discontinued operations any assets held for sale (as defined by SFAS No.
       144), and assets sold during the periods presented. We identify and assess discontinued operations at the individual hotel operating level because we

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

9.     Discontinued Operations, Continued

       can identify cash flows at this level. All results of these discontinued operations, less applicable income taxes, are included as a separate component of income in our accompanying condensed consolidated statements of operations. This change has resulted in certain reclassifications of the previously reported first quarter 2003 statement of operations.

       We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. When we identify an asset held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we establish a reserve for the estimated loss. Depreciation is no longer recorded once we have identified an asset as held for sale. Net realizable value is estimated as the amount at which the asset could be bought or sold (fair value) less costs to sell. We have determined fair value by using prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, as appropriate. We only allocate to discontinued operations interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction.

       During the first quarter, we sold three hotels for approximately $10.9 million, including approximately $9.1 million in cash (after selling costs of approximately $980,000) and an increase to an existing note receivable of $800,000. The hotels sold were a 97-room Hampton Inn located in Sarasota, Florida, a 122-room Hampton Inn located in Jacksonville, Florida, and a 141-room Comfort Inn located in Arlington, Texas. The average age of these hotels was approximately 17 years old. We utilized the net proceeds to pay down existing long-term debt. These sales represent the last of our hotels that were previously classified as discontinued operations. The operations of these hotels are included in the statement of operations under the heading, "Income (loss) from discontinued operations." The components of income (loss) from

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

9.     Discontinued Operations, Continued

       discontinued operations are as follows for the three months ended March 31, 2004 and 2003 (in thousands):

                                                                             Three Months Ended
                                                                                     March 31,
                                                                           2004             2003
                                                                          -----           -------
       Revenue:
          Room revenue                                                    $ 322            $2,244
          Other operating departments                                        11                80
       Operating Costs:
          Property operating costs                                         (352)           (1,460)
          Other operating departments                                       (25)              (76)
          Property taxes and insurance                                      (34)             (158)
          Depreciation                                                        -              (368)
          Amortization of franchise fees                                      -                (3)
          Interest                                                          (19)             (177)
                                                                          -----            ------

           Income (loss) from operations of discontinued operations         (97)               82

       (Loss) gain on sale of hotel properties                             (320)            1,274
                                                                          -----            ------

           Income (loss) from discontinued operations                     $(417)           $1,356
                                                                          =====            ======

       In 2003, we sold our AmeriSuites hotel in Jacksonville, Florida for $6.0 million, including the assumption of a $4.0 million 15-month note receivable bearing interest at 7.75% per annum. This sale was negotiated concurrently with the sale of our Hampton Inn hotel in Jacksonville, Florida, as discussed above. As part of the Hampton Inn sale, we increased our note receivable to $4.8 million. The entire $4.8 million note receivable is collateralized by the AmeriSuites hotel sold. Given the initial minimum investment required by SFAS No. 66, "Accounting for Sales of Real Estate," we have deferred a gain of approximately $420,000 until we collect the note receivable.

10.    Commitments and Contingencies

       Under our franchise agreements, we are periodically required to make capital improvements in order to maintain our brand standards. Additionally, under certain of our loan covenants, we are generally obligated to fund 4% of total hotel revenues per quarter on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at our hotels. For 2004, we expect that amounts expended will exceed, in the aggregate, the amount required under the loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------


10.    Commitments and Contingencies, Continued

       We maintain agreements with certain senior officers that provide for severance payments in the event of a change in control of Equity Inns. At March 31, 2004, the maximum amount of compensation that would be payable, under all agreements if a change of control occurred, would be approximately $6.1 million.

       We are involved in various legal actions arising in the ordinary course of business. We do not believe that any of the pending actions will have a material adverse effect on our business, financial condition or results of operations.

11.    Subsequent Events

       On April 7, 2004, we completed an offering of 2.4 million shares of common stock that resulted in net proceeds of approximately $21.4 million. The proceeds will be used to fund approximately $16.0 million in previously announced acquisitions, with the remaining funds being utilized to pay down our Line of Credit.

       On April 29, 2004, we completed the acquisition of two hotels, a 81-room Marriott Courtyard hotel located in Gainesville, Florida and a 78-room, Marriott Residence Inn hotel located in Tallahassee, Florida for approximately $5.4 million in cash and the assumption of $9.7 million in long-term debt.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, "believes", "estimates", "intends", "will", "anticipates", "expects" and words of similar import. Such forward- looking statements relate to future events, the future financial performance of our Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following: the ability of the Company to cope with domestic economic and political disruption and Federal and state governmental regulations or war, terrorism, states of emergency or similar activities; risk associated with debt financing; hotel operating risks; the ability of the Company to successfully implement our operating strategy; changes in economic cycles; competition from other hospitality companies; and changes in the laws and government regulations applicable to us. Readers should specifically consider the various factors identified, or incorporated by reference in this report including, but not limited to those discussed in the sections entitled "Growth Strategy" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations," certain risk factors as discussed in our Current Report on Form 8-K filed March 11, 2004, and in any other documents filed by us with the Securities and Exchange Commission that could cause actual results to differ from those implied by the forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

BACKGROUND

Equity Inns is a Memphis-based, self-advised hotel real estate investment trust ("REIT") primarily focused on the upscale extended stay, all-suite and upscale limited-service segments of the hotel industry. The Company, through its wholly owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at March 31, 2004 owned an approximate 97.5% interest in the Partnership. The Partnership and its affiliates lease all of our hotels to wholly-owned taxable REIT subsidiaries of the Company (the "TRS Lessees").

We commenced operations on March 1, 1994 upon completion of our initial public offering and the simultaneous acquisition of eight Hampton Inn hotels with 995 rooms. Over the next ten years, we grew with a focus on both geographic and brand diversity. We believe that diversity in our asset portfolio reduces operational variance from year-to-year and results in less volatility as compared to the overall hotel industry.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



BACKGROUND, Continued

The following table illustrates our geographic presence by the number of hotels at March 31, 2004.

                        Region
                  ------------------

                  East North Central                 15.2%
                  East South Central                 14.1%
                  Middle Atlantic                     6.5%
                  Mountain                           10.9%
                  New England                         5.4%
                  Pacific Northwest                   2.2%
                  South Atlantic                     27.2%
                  West North Central                  7.6%
                  West South Central                 10.9%

We believe that geographic diversity helps to limit our exposure to any one market. At March 31, 2004, we owned a geographically diverse portfolio of 92 hotels with 11,832 rooms located in 34 states. Additionally, our property mix is spread between suburban and urban locations, helping to insulate us from various economic climates, including a depressed business travel climate.

Our hotel portfolio includes midscale limited service hotels, all-suite hotels, premium extended stay hotels, and full service hotels. This array of product offering allows us to diversify the asset portfolio in an effort to reduce risk in various economic environments.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


BACKGROUND, Continued

The following chart summarizes information regarding our franchise diversity at March 31, 2004:

                                              Number of            Number of
   Franchise Affiliation                   Hotel Properties       Rooms/Suites
   ---------------------                   ----------------       ------------

   Midscale Limited Service Hotels:
        Hampton Inn                              45                   5,686
        Comfort Inn                               1                     104
                                                 --                  ------
             Sub-total                           46                   5,790

   All-Suite Hotels:
        AmeriSuites                              18                   2,291

   Upscale Extended Stay Hotels:
        Residence Inn                            12                   1,453
        Homewood Suites                           9                   1,295
                                                 --                  ------
             Sub-total                           21                   2,748

   Full Service Hotels:
        Holiday Inn                               4                     557
        Comfort Inn                               1                     177
        Courtyard by Marriott                     2                     269
                                                 --                  ------
             Sub-total                            7                   1,003
                                                 --                  ------

                    Total                        92                  11,832
                                                 ==                  ======

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


BACKGROUND, Continued

The following table sets forth certain information for the three months ended March 31, 2004 with respect to our hotels:


                                        Three Months Ended March 31, 2004
                                       ----------------------------------                                 Revenue
                                                     Number                                    Average      Per
                                        Date          of           Room                         Daily    Available
                                       Opened        Rooms       Revenue(1)       Occupancy     Rate      Room (2)
                                       ------        ------      ----------       ---------    -------   ---------

Hampton Inn:
   Albany, New York                     1986           154       $    931           67.1%       $99.52     $66.74
   Ann Arbor, Michigan                  1986           150            538           55.3%       $71.46     $39.68
   Atlanta (Northlake), Georgia         1988           130            379           49.4%       $65.40     $32.32
   Austin, Texas                        1987           122            448           64.9%       $62.72     $40.69
   Baltimore (Glen Burnie), Maryland    1989           116            658           76.4%       $82.35     $62.89
   Beckley, West Virginia               1992           108            536           77.2%       $70.55     $54.50
   Birmingham (Mountain Brook),
     Alabama                            1987           131            636           70.1%       $76.75     $53.78
   Birmingham (Vestavia), Alabama       1986           123            400           55.0%       $65.49     $36.03
   Chapel Hill, North Carolina          1986           122            440           61.3%       $65.14     $39.93
   Charleston, South Carolina           1985           125            488           73.2%       $59.10     $43.23
   Chattanooga, Tennessee               1988           168            580           64.5%       $59.18     $38.19
   Chicago (Gurnee), Illinois           1988           134            326           44.8%       $59.59     $26.72
   Chicago (Naperville), Illinois       1987           130            464           55.5%       $71.79     $39.84
   Cleveland, Ohio                      1987           123            259           38.4%       $60.30     $23.18
   College Station, Texas               1986           135            562           71.3%       $64.65     $46.12
   Colorado Springs, Colorado           1985           128            207           33.5%       $53.19     $17.83
   Columbia, South Carolina             1985           121            399           57.5%       $63.62     $36.58
   Columbus, Georgia                    1986           119            462           66.6%       $64.56     $42.98
   Columbus (Dublin), Ohio              1988           123            375           49.0%       $68.38     $33.54
   Dallas (Addison), Texas              1985           160            432           54.0%       $55.20     $29.83
   Dallas (Richardson), Texas           1987           130            379           57.7%       $55.48     $32.01
   Denver (Aurora), Colorado            1985           132            231           36.0%       $53.80     $19.39
   Detroit (Madison Heights), Michigan  1987           124            579           59.6%       $86.18     $51.33
   Detroit (Northfield), Michigan       1989           125            552           60.6%       $79.97     $48.49
   Fayetteville, North Carolina         1986           122            574           86.3%       $60.42     $52.12
   Gastonia, North Carolina             1989           109            320           59.1%       $54.51     $32.23
   Indianapolis, Indiana                1987           129            504           58.2%       $73.67     $42.90
   Kansas City (Overland Park), Kansas  1991           134            503           55.6%       $74.16     $41.23
   Kansas City, Missouri                1987           120            520           59.1%       $80.61     $47.62
   Knoxville, Tennessee                 1991           118            464           74.9%       $57.70     $43.19
   Little Rock (North), Arkansas        1985           123            295           44.3%       $59.57     $26.40
   Louisville, Kentucky                 1986           119            275           40.2%       $63.71     $25.58
   Memphis (Poplar),Tennessee           1985           126            575           64.2%       $78.94     $50.65
   Memphis (Sycamore View), Tennessee   1984           117            235           45.2%       $49.35     $22.30
   Meriden, Connecticut                 1988           125            466           52.7%       $78.28     $41.29
   Milford, Connecticut                 1986           148            479           52.7%       $67.48     $35.54
   Morgantown, West Virginia            1991           108            493           69.0%       $73.33     $50.61
   Nashville (Briley Parkway),
     Tennessee                          1987           120            384           62.2%       $56.99     $35.45
   Norfolk, Virginia                    1990           119            503           77.3%       $61.20     $47.28
   Pickwick, Tennessee                  1994            50            149           52.8%       $61.81     $32.66
   San Antonio (Bowie), Texas           1995           169            948           65.6%       $93.98     $61.64
   Scottsdale, Arizona                  1996           126            938           73.2%      $111.84     $81.84
   Scranton, Pennsylvania               1994           129            548           60.9%       $76.66     $46.70
   State College, Pennsylvania          1987           120            340           45.1%       $68.99     $31.33
   St. Louis (Westport), Missouri       1987           122            403           51.6%       $70.40     $36.31

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


BACKGROUND, Continued


                                        Three Months Ended March 31, 2004
                                       ----------------------------------                                 Revenue
                                                     Number                                    Average      Per
                                        Date          of           Room                         Daily    Available
                                       Opened        Rooms       Revenue(1)       Occupancy     Rate      Room (2)
                                       ------        ------      ----------       ---------    -------   ---------
Marriott Courtyard
   Houston, Texas                       2002           176          1,223           71.0%      $107.51     $76.37
   Tallahassee, Florida (3)             2000            93            556           82.3%       $99.65     $82.05

Comfort Inn:
   Jacksonville Beach, Florida          1973           177          1,106           77.6%       $88.49     $68.65
   Rutland, Vermont                     1985           104            446           60.8%       $77.52     $47.17

Residence Inn:
   Boise, Idaho                         1986           104            586           75.9%       $81.50     $61.89
   Burlington, Vermont                  1988            96            447           62.3%       $82.08     $51.13
   Colorado Springs, Colorado           1984            96            453           70.2%       $73.92     $51.89
   Minneapolis (Eagan), Minnesota       1988           120            535           65.2%       $75.16     $49.03
   Oklahoma City, Oklahoma              1982           135            694           77.6%       $72.51     $56.23
   Omaha, Nebraska                      1981            80            485           80.8%       $82.53     $66.67
   Portland, Oregon                     1990           168            776           57.4%       $88.41     $50.76
   Princeton, New Jersey                1988           208          1,287           86.8%       $78.33     $68.02
   Somers Point, New Jersey             1988           120            585           53.9%       $99.37     $53.56
   Tampa, Florida (3)                   1998           102             77           82.3%      $105.57     $86.88
   Tinton Falls, New Jersey             1988            96            662           80.0%       $94.72     $75.80
   Tucson, Arizona                      1985           128          1,071           90.0%      $102.24     $91.99

Holiday Inn:
   Bluefield, West Virginia             1980           120            473           75.4%       $57.48     $43.34
   Charleston (Mt. Pleasant), South
     Carolina                           1988           158            571           53.4%       $74.37     $39.74
   Oak Hill, West Virginia              1983           119            229           41.5%       $50.86     $21.12
   Winston-Salem, North Carolina        1969           160            282           37.8%       $51.02     $19.26

Homewood Suites:
   Augusta, Georgia                     1997            65            397           73.7%       $91.02     $67.05
   Chicago, Illinois                    1999           235          1,680           66.4%      $119.25     $79.21
   Cincinnati (Sharonville),  Ohio      1990           111            479           65.3%       $72.64     $47.40
   Hartford, Connecticut                1990           132            743           58.4%      $105.89     $61.83
   Memphis (Germantown), Tennessee      1996            92            486           68.4%       $84.80     $58.01
   Orlando, Florida                     1999           252          1,872           85.2%       $95.82     $81.65
   Phoenix, Arizona                     1996           124          1,086           80.8%      $119.14     $96.24
   San Antonio, Texas                   1996           123            759           79.1%       $85.67     $67.79
   Seattle, Washington                  1998           161          1,158           72.0%      $109.74     $79.06

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


BACKGROUND, Continued


                                        Three Months Ended March 31, 2004
                                       ----------------------------------                                 Revenue
                                                     Number                                    Average      Per
                                        Date          of           Room                         Daily    Available
                                       Opened        Rooms       Revenue(1)       Occupancy     Rate      Room (2)
                                       ------        ------      ----------       ---------    -------   ---------
AmeriSuites:
   Albuquerque, New Mexico              1997           128            650           81.1%       $68.76     $55.77
   Baltimore, Maryland                  1996           128            616           62.5%       $84.57     $52.88
   Baton Rouge, Louisiana               1997           128            491           56.9%       $74.12     $42.16
   Birmingham, Alabama                  1997           128            558           74.5%       $64.32     $47.90
   Cincinnati (Blue Ash), Ohio          1990           127            214           32.8%       $56.72     $18.57
   Cincinnati (Forest Park), Ohio       1992           126            329           41.2%       $69.83     $28.76
   Columbus, Ohio                       1994           126            346           42.0%       $71.86     $30.16
   Flagstaff, Arizona                   1993           117            364           58.4%       $58.62     $34.22
   Indianapolis, Indiana                1992           126            414           47.9%       $75.45     $36.11
   Las Vegas, Nevada                    1998           202          1,321           85.3%       $84.23     $71.86
   Kansas City (Overland Park), Kansas  1994           126            353           49.7%       $62.01     $30.79
   Memphis (Wolfchase), Tennessee       1996           128            353           46.2%       $65.60     $30.30
   Miami, Florida                       1996           126            699           89.2%       $68.38     $60.97
   Miami (Kendall), Florida             1996            67            549           85.1%      $105.98     $90.15
   Minneapolis, Minnesota               1997           128            566           64.7%       $75.22     $48.63
   Nashville, Tennessee                 1997           128            401           51.4%       $67.03     $34.46
   Richmond, Virginia                   1992           126            445           59.7%       $65.06     $38.83
   Tampa, Florida                       1994           126            842           80.1%       $91.79     $73.52
                                                    ------        -------           -----       ------     ------

Consolidated Totals/Weighted                        11,832        $51,892           63.2%       $77.89     $49.20
  average for all Hotels                            ======        =======           =====       ======     ======

Sold Hotels (4)

Jacksonville, Florida                   1986           122          $  30           55.9%       $56.14     $31.37
Arlington, Texas                        1985           141            216           36.3%       $52.26     $18.95
Sarasota, Florida                       1987            97             76           64.7%       $57.35     $37.13

(1) Amounts in thousands.
(2) Determined by multiplying occupancy times the average daily rate.
(3) Represents a partial period of operations, as these hotels were purchased during 2004.
(4) Operations of these hotels are classified as discontinued operations in our accompanying consolidated statements of operations.

Approximately 93% of our hotel portfolio is comprised of the following leading franchise brands: Homewood Suites and Hampton Inn by Hilton, Residence Inn and Courtyard by Marriott and AmeriSuites by Prime Hospitality. We believe that multiple brands at the midscale and upscale levels, without food and beverage, help to insulate our asset portfolio against the volatility of individual brand results relative to industry revenue per available room ("RevPAR") performance. Descriptions of each of our major brands are as follows:

Homewood Suites by Hilton:
   A premier upscale extended stay hotel, focusing on extended stay, corporate transient and family travelers. Rated the #1 extended stay hotel brand by JD Powers in 2003.

Hampton Inn by Hilton:
   A premier midscale without food and beverage hotel chain with over 1,000 locations.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


BACKGROUND, Continued

Residence Inn by Marriott:
   A premier upscale extended stay hotel, focusing on extended stay, corporate transient and family travelers. Rated the #2 extended stay hotel brand by JD Powers in 2003.

Courtyard by Marriott:
   An upscale full service hotel designated as the hotel designed by business travelers for business travelers.

AmeriSuites by Prime Hospitality:
   An upscale all-suite hotel, billed as America's most affordable all-suite hotel.

Approximately 74% of our hotels are branded by Hilton and Marriott, which both provide national marketing support and frequent stay programs that continue to drive additional revenue. We believe that better brands generate premium RevPAR over their peers and focusing on these premium generating brands is another factor in our strategy to limit risk in the volatility of our hotel portfolio.

In order to qualify as a REIT, we cannot operate hotels and, consequently, we outsource the management of our hotels to leading independent management companies. By utilizing third-party managers with relatively short-term contracts providing for strong operating incentive management fees, we believe that we have better control over the operating results of our hotels. At March 31, 2004, our hotel managers are as follows:

                                                        Number of Hotels
                                                        ----------------

    Interstate Hotels & Resorts, Inc.                         48
    Hilton Hotels Corporation                                 17
    Prime Hospitality Corporation (subsidiaries)              18
    Others                                                     9
                                                              --

                                                              92
                                                              ==

GROWTH STRATEGY

The Company's business objectives are to increase funds from operations and dividends, while enhancing shareholder value primarily through (i) aggressive asset management and the strategic investment of capital in its diversified hotel portfolio, primarily with mid-scale and upscale properties in urban and suburban areas, (ii) selectively acquiring hotels that have been underperforming due to the lack of sufficient capital improvements, poor management or franchise affiliation, and (iii) selectively disposing of hotels that have reached their earnings potential or may, in management's judgment, suffer adverse changes in their local market, or require large capital

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


BACKGROUND, Continued

outlays. This process is ongoing, and activity could potentially increase given a more fluid marketplace.

COMPETITION

The hotel industry is highly competitive with various participants competing on the basis of price, level of service and geographic location. Each of our hotels is located in a developed area that includes other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on the occupancy, average daily rate ("ADR") and RevPAR of our hotels or at hotel properties acquired in the future. We believe that brand recognition, location, the quality of the hotel, consistency of services provided, and price are the principal competitive factors affecting our hotels. To the extent that cash flows from our hotel operations are insufficient to fund our operating or investing requirements, we may fund seasonal-related shortfalls with borrowings under our Line of Credit.

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

TAX STATUS

We intend to operate so as to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As long as we qualify for taxation as a REIT, with certain exceptions, we will not be taxed at the corporate level on our taxable income that is distributed to our shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it must distribute annually at least 90% of its taxable income in the form of dividends to its shareholders. Failure to qualify as a REIT will render us subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and distributions to the shareholders in any such year will not be deductible by us. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property. In connection with our election to be taxed as a REIT, our Company charter imposes certain restrictions on the transfer of shares of our common stock and preferred stock. We have adopted the calendar year as our taxable year.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


BACKGROUND, Continued

AVAILABLE INFORMATION

Our Internet website address is: www.equityinns.com. We also make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").

We have also made available our Corporate Governance Guidelines and the charters of the Audit Committee, Compensation Committee and Corporate Governance and Nomination Committee on our website under "Corporate Governance." We have also adopted a Code of Ethics that applies to our chief executive officer, our president and chief operating officer, our chief financial officer, our controller, and all other employees and have posted this Code of Ethics, along with our Whistleblower policy, on our website. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K relating to amendments to or waivers from any provision of the Code of Ethics by posting such information on our website. Our corporate governance documents are also available in print upon written shareholder request to our Secretary, J. Mitchell Collins, at 7700 Wolf River Boulevard, Germantown, Tennessee 38138, or by filling out an information request on our website under "Information Requests."

The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings that we make with the SEC.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


RESULTS OF OPERATIONS


                                                            For the Three Months Ended
                                             -------------------------------------------------------------
                                             March 31,                          March 31,
(in thousands)                                 2004              %                2003                %
                                             ---------         ------           ---------           ------
Hotel revenues                                $54,477           99.8%            $52,169             99.8%
Other revenue                                      99             .2%                107               .2%
                                              -------          ------            -------            ------

Total revenues                                $54,576          100.0%            $52,276            100.0%
                                              =======          ======            =======            ======

Hotel expenses                                $33,637           61.6%            $32,264             61.7%
Depreciation                                    9,492           17.4%              9,586             18.3%
Property taxes, rental expense
   and insurance                                4,429            8.1%              4,725              9.1%
General and
   administrative                               2,166            4.0%              2,040              3.9%
                                              -------          ------            -------            ------

Operating income                              $ 4,852            8.9%            $ 3,661              7.0%
                                              =======          ======            =======            ======

Comparison of the Company's operating results for the three months ended March 31, 2004 and 2003.

Revenues

Our hotel revenues of approximately $54.5 million for 2004 increased approximately $2.3 million, or 4.4%, as compared to approximately $52.2 million in 2003. After eliminating revenues from two hotel acquisitions for the full quarter in both periods, our same-store hotel revenues increased by approximately $1.6 million in 2004 as compared to 2003. This increase was primarily due to a RevPAR increase of 2.3%, driven by an increase in our ADR from $76.35 to $77.34 and an increase of 60 points in occupancy to 62.8%, and to approximately $500,000 in increased hotel revenues due to the effect of the 2004 leap year as compared to 2003.

Other revenue of $99,000 for 2004 remained relatively flat as compared to 2003.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


RESULTS OF OPERATIONS, Continued

Operating Expenses

Hotel expenses of approximately $33.6 million for 2004 increased approximately $1.3 million, or 4.0%, as compared to approximately $32.3 million in 2003. After eliminating expenses from two hotel acquisitions for the full quarter in both periods, our same-store hotel expenses increased by approximately $1.0 million in 2004 as compared to 2003, primarily due to an increase in payroll and related benefits of approximately $590,000, an increase in franchise fees of approximately $200,000 and an increase in utility costs of approximately $150,000. Hotel expenses as a percentage of hotel revenues were 61.8% in 2004 and 61.9% in 2003.

Depreciation expense of approximately $9.5 million for 2004 was relatively flat as compared to 2003.

Property taxes, rental expense and insurance of approximately $4.4 million in 2004 decreased approximately $300,000, or 6.4%, as compared to approximately $4.7 million in 2003, primarily due to a reduction in insurance premiums and real estate taxes.

General and administrative expenses of approximately $2.2 million for 2004 increased approximately $200,000, or 10.0%, as compared to approximately $2.0 million in 2003. This increase was primarily due to severance and relocation costs of approximately $155,000, an increase in payroll and related benefits of approximately $135,000, an increase in public company expenses of approximately $50,000, a write-off of telephone equipment of approximately $60,000, offset by a decrease in professional fees of approximately $225,000.

Operating Income

For 2004, we recorded operating income of approximately $4.9 million as compared to operating income of approximately $3.7 million in 2003. The principal components of the change in operating income for 2004 as compared to 2003 was an increase in same-store revenues of approximately $1.6 million, an increase of approximately $380,000 in net operating income related to two hotel acquisitions, a decrease in property taxes, rental expense and insurance of approximately $300,000, partially offset by an increase in same-store hotel expenses of approximately $1.0 million and an increase in general and administrative expenses of approximately $200,000.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


LIQUIDITY AND CAPITAL RESOURCES

Equity Inns' principal source of cash to meet our operating requirements, including distributions to our shareholders and repayments of indebtedness, is from our hotels' results of operations. For the three months ended March 31, 2004, net cash flows provided by our operating activities was approximately $5.4 million. We currently expect that our operating cash flows will be sufficient to fund our continuing operations, including our required debt service obligations and distributions to shareholders required to maintain our REIT status. We expect to fund any short-term liquidity requirements above our operating cash flows through short-term borrowings under our Line of Credit. In 2003, we entered into our collateralized Line of Credit for $110.0 million, subject to certain restrictions. Borrowings under the Line of Credit bear interest at LIBOR plus 2.25% to 3.0% per annum as determined by our quarterly leverage, and this facility matures in June 2006 but may be extended at our option for an additional year. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a test for cash available for dividend payouts, a fixed charge test and a leverage test, among other covenants. At March 31, 2004, we had the ability to borrow over $30.5 million under our Line of Credit. At March 31, 2004, we had approximately $10.1 million of cash and cash equivalents.

We may make additional investments in hotel properties and may incur indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Internal Revenue Code of 1986 to the extent that working capital and cash flows from our investments are insufficient to make such distributions. Our Board has adopted a policy limiting aggregate indebtedness to 45% of our investment in hotel properties, at cost, after giving effect to our use of proceeds from any indebtedness. This policy may be amended at any time by the Board without shareholder vote. Our consolidated indebtedness was 37.2% of our investments in hotels, at original cost, at March 31, 2004.

On January 21, 2004 and March 26, 2004, we amended our Line of Credit to provide for more flexibility regarding our financial covenants through June 2006, including the redefining of our cash available for dividend payouts to exclude certain non-cash operating items, including the deferred income tax benefit that we will no longer record due to losses from our TRS Lessees. We incurred total amendment fees of approximately $120,000.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

LIQUIDITY AND CAPITAL RESOURCES, Continued

The following details our debt outstanding at March 31, 2004 and December 31, 2003 (in thousands):


                                              Principal Balance
                                          ----------------------           Interest
                                          3/31/04       12/31/03             Rate                   Maturity
                                          -------       --------      -------------------           --------
       Commercial Mortgage Bonds
         Class A                          $      -      $  4,061      6.83%         Fixed           Nov 2006
         Class B                            47,839        50,600      7.37%         Fixed           Dec 2015
         Class C                            10,000        10,000      7.58%         Fixed           Feb 2017
                                          --------      --------
                                            57,839        64,661

       Line of Credit                       69,500        50,000      LIBOR plus    Variable        June 2006
                                                                      Percentage

       Mortgage                             90,590        91,009      8.37%         Fixed           July 2009
       Mortgage                             66,625        66,891      8.25%         Fixed           Nov 2010
       Mortgage                             34,481        34,612      8.25%         Fixed           Nov 2010
       Mortgage                             10,750        10,750      LIBOR plus
                                                                      285 pts.      Variable        August 2008
       Mortgage                              2,887         2,912      6.00%         Fixed           May 2008
       Mortgage                              5,369         5,431      10.00%        Fixed           Sept 2005
       Mortgage                              3,461         3,508      6.37%         Fixed           Nov 2016
       Mortgage                              6,336             -      8.70%         Fixed           Nov 2010
                                          --------      --------

                                          $347,838      $329,774
                                          ========      ========

In 2003, we entered into an interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2008. The agreement effectively fixes the interest rate on the first $25.0 million of floating rate debt outstanding under our Line of Credit at a rate of 3.875% per annum plus the interest rate spread on our Line of Credit, or 6.63% at March 31, 2004, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

In 2003, we entered into an additional interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2006. The agreement effectively fixes the interest rate on the second $25.0 million of floating rate debt outstanding under our Line of Credit at a rate of 3.22% per annum plus the interest rate spread on our Line of Credit, or 5.97% at March 31, 2004, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

LIQUIDITY AND CAPITAL RESOURCES, Continued

During the three months ended March 31, 2004, we invested approximately $19.6 million in hotel properties related to previously announced acquisitions that were completed during the quarter. We funded these acquisitions primarily through our Line of Credit and the assumption of $6.3 million in long-term debt.

During the three months ended March 31, 2004, we invested $3.3 million to fund capital improvements in our hotels, including replacement of carpets, drapes, renovation of common areas and improvements of hotel exteriors. We expect to fund an aggregate of approximately $17.0 million throughout 2004 for capital improvements with $3.5 million representing one-time upgrades, related to brand initiatives, to certain of our hotel properties. We intend to fund such improvements out of future cash flows from operations, current cash balances and borrowings under our Line of Credit. Under our franchise agreements, we are periodically required to make capital improvements in order to maintain our brand standards. Additionally, under certain of our loan covenants, we are generally obligated to fund 4% of total hotel revenues per quarter on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at our hotels. For 2004, we expect that amounts expended will exceed, in the aggregate, the amount required under the loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts.

During the three months ended March 31, 2004, we sold three hotels for approximately $10.9 million, including approximately $9.1 million in cash (after selling costs of approximately $980,000) and an increase to an existing note receivable of $800,000. We utilized the net proceeds to pay down existing long-term debt.

REITs are subject to a number of organizational and operational requirements. For example, for federal income tax purposes, a REIT, and therefore the Company, is required to pay distributions of at least 90% of its taxable income to our shareholders. We intend to pay these distributions from operating cash flows. During the three months ended March 31, 2004, our Partnership distributed an aggregate of $5.7 million to its limited partners, or $.13 per unit (including $5.6 million of distributions to the Company to fund distributions to our shareholders of $.13 per share). We expect to make future quarterly distributions to our shareholders. The amount of our future distributions will be based upon quarterly operating results, economic conditions, capital requirements, the Internal Revenue Code's annual distribution requirements, leverage restrictions imposed by our Line of Credit and other factors which our Board deems relevant.

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

FUNDS FROM OPERATIONS

The National Association of Real Estate Investment Trusts, or NAREIT, defines Funds From Operations, or FFO, as net income (loss) applicable to common shareholders excluding gains (or losses) from sales of real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not include the cost of capital improvements and any related capitalized interest. FFO is presented on a per share basis, including the assumed conversion of all Partnership units, and after making adjustments for the effects of dilutive securities. We use FFO per share as a measure of performance to adjust for certain non-cash expenses such as depreciation and amortization because historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time.

Because real estate values have historically risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be less informative. NAREIT adopted the definition of FFO in order to promote an industry-wide standard measure of REIT operating performance. Accordingly, as a member of NAREIT, Equity Inns adopted FFO as a measure to evaluate performance and facilitate comparisons between the Company and other REITs, although FFO and FFO per share may not be comparable to those measures reported by other companies.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


FUNDS FROM OPERATIONS, Continued

The following reconciliation of net income to FFO, applicable to common shareholders, illustrates the difference in these measures of operating performance:


                                                             For the Three Months  Ended March 31,
                                                                  2004                  2003
                                                                 -------               -------
                                                       (in thousands, except per share and unit data)
Net loss applicable to common shareholders                       $(4,085)              $(1,674)

Less:
    Loss (gain) on sale of hotel properties                          320                (1,274)

Add:
    Minority interests                                              (107)                  (49)
    Depreciation                                                   9,492                 9,586
    Depreciation from discontinued operations                          -                   368
                                                                 -------               -------

Funds From Operations (FFO) (1)                                  $ 5,620               $ 6,957
                                                                 =======               =======

Weighted average number of diluted common
    shares and Partnership units outstanding                      44,003                41,686
                                                                 =======               =======


(1) For 2003, FFO includes a non-cash deferred income tax benefit of $2.3 million.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers and other borrowers to make required payments. The allowance for doubtful accounts is maintained at a level believed adequate by us to absorb estimated probable receivable losses. Our periodic evaluation of the adequacy of the allowance is primarily based on past receivable loss experience, known and inherent credit risks, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates including the amounts and timing of future collections. If the financial condition of our customers or other borrowers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

    We record a valuation allowance to reduce our deferred income tax asset to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. Currently, we believe that it is more likely than not that we will not be able to realize our deferred income tax asset, and thus have recorded a valuation allowance for the entire balance. If we

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


CRITICAL ACCOUNTING POLICIES AND ESTIMATES, Continued

determine that the Company will be able to realize all or part of our net deferred tax asset in the future, an adjustment to the valuation allowance would be charged to income in the periods such determination was made.

OTHER DEVELOPMENTS

Acquisitions

In late 2003 and early 2004, we announced our intent to purchase nine hotels from the McKibbon Hotel Group. All of these transactions are expected to close by the end of May 2004. The total purchase price for the nine hotels is approximately $70.0 million, including the assumption of approximately $37.0 million in secured debt, and we expect to fund these acquisitions primarily through borrowings under our Line of Credit and the additional issuance of equity securities. The average age of these nine hotels is seven years.

On January 26, 2004, the Company completed the acquisition of one of the McKibbon hotels, a 93- room Marriott Courtyard hotel located in Tallahassee, Florida, for approximately $9.8 million in cash.

On March 25, 2004, we completed the acquisition of one of the McKibbon hotels, a 102-room Marriott Residence Inn hotel located in Tampa, Florida, for approximately $3.5 million in cash and the assumption of $6.3 million in long-term debt.

On April 29, 2004, we completed the acquisition of two of the McKibbon hotels, a 81-room Marriott Courtyard hotel located in Gainesville, Florida and a 78-room, Marriott Residence Inn hotel located in Tallahassee, Florida for approximately $5.4 million in cash and the assumption of $9.7 million in long-term debt.

Common Stock Offering

On April 7, 2004, we completed an offering of 2.4 million shares of common stock that resulted in net proceeds of approximately $21.4 million. The proceeds will be used to fund approximately $16.0 million in previously announced acquisitions, with the remaining funds being utilized to pay down our Line of Credit.

Hotel Sales

During the first quarter, we sold three hotels for approximately $10.9 million, including $9.1 million of cash (after selling costs of approximately $980,000) and an increase to an existing note receivable of approximately $800,000. The hotels sold were a 97-room Hampton Inn located in Sarasota, Florida,

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


OTHER DEVELOPMENTS, Continued

a 122-room Hampton Inn located in Jacksonville, Florida, and a 141-room Comfort Inn located in Arlington, Texas. The average age of these hotels was approximately 17 years. We utilized the net proceeds to pay down existing long-term debt. These sales represent the last of our hotels that were previously classified as discontinued operations.

Hotel Development

We intend to develop a 200-room, full service Marriott hotel in Sandy, Utah, a suburb of Salt Lake City, Utah. We estimate that the development cost of this hotel will be approximately $24.0 million, including approximately $2.2 million in land previously purchased by us, and should be completed by mid-2006. For 2004, we expect to fund approximately $5.3 million related to the development of this hotel, principally through borrowings under our Line of Credit. We plan to obtain additional financing sources to complete the development of this hotel.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, the most predominant of which is the fluctuation in interest rates. At March 31, 2004, our exposure to market risk for a change in interest rates is related to our debt outstanding under the Line of Credit and certain hotel secured debt. Total debt outstanding under these two debentures totaled approximately $80.3 million at March 31, 2004.

Our Line of Credit bears interest at a variable rate of LIBOR plus 2.25% to 3.0% per annum as determined by our quarterly leverage. At March 31, 2004, our interest rate on our Line of Credit was LIBOR (1.09% at March 31, 2004) plus 2.75%. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable through such arrangements and derivative financial instruments such as interest rate swaps, to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. We also regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuation.

In 2003, we entered into an interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2008. The agreement effectively fixes the interest rate on the first $25.0 million of floating rate debt outstanding under our Line of Credit at a rate of 3.875% per annum plus the interest rate spread on our Line of Credit, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued

expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

In 2003, we entered into an interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2006. The agreement effectively fixes the interest rate on the second $25.0 million of floating rate debt outstanding under our Line of Credit at a rate of 3.22% per annum plus the interest rate spread on our Line of Credit, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

Our Line of Credit matures in June 2006. As discussed above, our Line of Credit bears interest at variable rates, and therefore, cost approximates market value. At March 31, 2004, the fair value liability of our interest rate swaps was approximately $1.7 million.

Our operating results are affected by changes in interest rates, primarily as a result of our borrowings under the Line of Credit. If interest rates increased by 25 basis points, our interest expense would have increased by approximately $16,000, based on balances outstanding during the three months ended March 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of the Company's management, including Phillip H. McNeill, Sr., the Company's Chief Executive Officer ("CEO") and J. Mitchell Collins, the Company's Chief Financial Officer ("CFO"). Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various legal actions arising in the ordinary course of business. Management does not believe that any of the pending actions will have a material adverse effect on our business, financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits -- The following exhibits were filed with this Quarterly Report on Form 10-Q:

         10.1 -- First Amendment to Amended and Restated Secured Revolving Credit Agreement dated as of January 21, 2004 by and among Equity Inns Partnership, L.P., Equity Inns/West Virginia Partnership, L.P. and Equity Inns Partnership II, L.P. as Borrower, Bank One, NA as Administrative Agent and Lender, and the remaining lenders that are signatories thereto (incorporated by reference to Exhibit 10.10(b) to the Company's Annual Report on Form 10-K (Registration No. 01-12073) filed with the SEC on March 12, 2004)
         10.2 -- Second Amendment to Amended and Restated Secured Revolving Credit Agreement dated as of March 26, 2004 by and among Equity Inns Partnership, L.P., Equity Inns/West Virginia Partnership, L.P. and Equity Inns Partnership II, L.P. as Borrower, Bank One, NA as Administrative Agent and Lender, and the remaining lenders that are signatories thereto
         31.1 --  Rule 13a-14(a) Certification of Phillip H. McNeill, Sr.
         31.2 --  Rule 13a-14(a) Certification of J. Mitchell Collins
         32.1 --  Section 1350 Certification of Phillip H. McNeill, Sr.
         32.2 --  Section 1350 Certification of J. Mitchell Collins

(b) Reports on Form 8-K -- During the period covered by this Quarterly Report on Form 10-Q, the Company filed the following four (4) Current Reports on Form 8-K:

         (1) Current Report on From 8-K dated January 20, 2004 and filed on January 20, 2004 (Items 5 and &) announcing the resignation of Donald H. Dempsey as Executive Vice President, Chief Financial Officer, Secretary and Treasurer and director of the Company, as well as the hiring of J. Mitchell Collins as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company.

         (2) Current Report on Form 8-K dated February 17, 2004 and filed on February 17, 2004, (Items 12 and 7) announcing the Company's issuance of its earnings press release for the three and twelve months ended December 31, 2003.

         (3) Current Report on Form 8-K dated March 11, 2004 and filed on March 11, 2004, (Item 5) disclosing the Company's annual updated material risk factors (no financial information required).

         (4) Current Report on Form 8-K dated March 18, 2004 and filed on March 18, 2004 (Items 5 and 7) announcing the nomination of Robert P. Bowen as a new board member to be voted on by shareholders at the Company's May 13, 2004 annual meeting, and the resignation of William W. Deupree, Jr. as a director of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Equity Inns, Inc.



     May 10, 2004              By:  /s/J. Mitchell Collins
---------------------          -------------------------------------------------
        Date                   J. Mitchell Collins
                               Executive Vice President, Chief Financial Officer
                               (Principal Financial and Accounting Officer),
                               Secretary and Treasurer