Form 10-Q
period 2004-06-30
EQUITY INNS INC
filed 2004-08-09
CIK 916530

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
----
  X             Quarterly Report Pursuant to Section 13 or 15(d) of
----                   The Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2004     Commission File Number 01-12073

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


                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

         The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on August 4, 2004 was 45,450,477.

                                      1 of 41

                                EQUITY INNS, INC.

                                      INDEX


                                                                            PAGE
                                                                            ----

PART I.     Financial Information

   Item 1.  Financial Statements (unaudited)


          Condensed Consolidated Balance Sheets - June 30, 2004 and
            December 31, 2003                                                  3

          Condensed Consolidated Statements of Operations - For the
            three and six months ended June 30, 2004 and 2003                  4

          Condensed Consolidated Statements of Cash Flows - For the
            six months ended June 30, 2004 and 2003                            5

          Notes to Condensed Consolidated Financial Statements                 7


   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         20

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk        37

   Item 4.  Controls and Procedures                                           39


PART II.    Other Information

   Item 1.  Legal Proceedings                                                 40

   Item 6.  Exhibits and Reports on Form 8-K                                  40

PART I.  FINANCIAL INFORMATION
   ITEM 1.  FINANCIAL STATEMENTS



                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)


                                                                    June 30,          December 31,
                                                                      2004               2003
                                                                    --------          ------------
ASSETS
Investment in hotel properties, net                                 $744,167           $681,478
Assets held for sale                                                       -             10,242
Cash and cash equivalents                                             11,560              8,201
Accounts receivable, net of doubtful accounts
  of $200 and $200, respectively                                       8,693              5,069
Interest rate swap                                                        43                  -
Notes receivable, net                                                  5,428              4,917
Deferred expenses, net                                                 8,504              8,291
Deposits and other assets, net                                         9,865              6,083
                                                                    --------           --------

       Total assets                                                 $788,260           $724,281
                                                                    ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt                                                      $378,510           $329,774
Accounts payable and accrued expenses                                 27,830             22,913
Distributions payable                                                  7,329              6,939
Interest rate swap                                                         -                931
Minority interests in Partnership                                      7,827              7,338
                                                                    --------           --------

       Total liabilities                                             421,496            367,895
                                                                    --------           --------

Commitments and Contingencies

Shareholders' equity:
Preferred stock (Series B), $.01 par value, 10,000,000
  shares authorized, 3,450,000 shares issued and outstanding          83,524             83,524
Common stock, $.01 par value, 100,000,000
  shares authorized, 46,195,827 and 43,305,827
  shares issued and outstanding                                          462                433
Additional paid-in capital                                           487,837            463,691
Treasury stock, at cost, 747,600 shares                               (5,173)            (5,173)
Unearned directors' and officers' compensation                        (1,740)              (123)
Distributions in excess of net earnings                             (198,189)          (185,035)
Unrealized income (loss) on interest rate swap                            43               (931)
                                                                    --------           --------

       Total shareholders' equity                                    366,764            356,386
                                                                    --------           --------

Total liabilities and shareholders' equity                          $788,260           $724,281
                                                                    ========           ========



                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                           For the Three Months              For the Six Months
                                                              Ended June 30,                   Ended June 30,
                                                        -------------------------        -------------------------
                                                          2004              2003           2004             2003
                                                        -------           -------        --------         --------
Revenue:
Room revenue                                            $63,132           $58,560        $115,024         $108,211
Other hotel revenue                                       3,102             2,932           5,687            5,451
Other revenue                                               109               257             208              363
                                                        -------           -------        --------         --------
    Total revenues                                       66,343            61,749         120,919          114,025
                                                        -------           -------        --------         --------

Operating expenses:
Direct hotel expenses                                    36,505            33,683          68,146           64,036
Other hotel expenses                                      2,346             2,143           4,341            4,055
Depreciation                                              9,842             9,583          19,334           19,169
Property taxes, rental expense and insurance              4,111             4,413           8,541            9,138
General and administrative expenses:
    Non-cash stock-based compensation                       164               133             323              265
    Other general and administrative expenses             1,871             1,655           3,878            3,562
                                                        -------           -------        --------         --------
    Total operating expenses                             54,839            51,610         104,563          100,225
                                                        -------           -------        --------         --------

Operating income                                         11,504            10,139          16,356           13,800

Interest expense, net                                     7,154             7,875          13,894           15,324
                                                        -------           -------        --------         --------

Income (loss) from continuing operations
  before minority interest and income taxes               4,350             2,264           2,462           (1,524)
    Minority interests expense (income)                      62                51             (44)               2
    Deferred income tax benefit                               -              (960)              -           (3,302)
                                                        -------           -------        ---------        --------
Loss from continuing operations                           4,288             3,173           2,506            1,776

Discontinued operations:
    Gain (loss) on sale of hotel properties                   -                 -            (320)           1,275
    Loss on impairment of hotels held for sale                -            (3,556)              -           (3,556)
    Income (loss) from operations of
        discontinued operations                             (19)              212            (116)             293
                                                        -------           -------        --------         --------
    Loss from discontinued operations                       (19)           (3,344)           (436)          (1,988)
                                                        -------           -------        --------         --------

Net income (loss)                                         4,269              (171)          2,070             (212)

Preferred stock dividends                                 1,887             1,633           3,773            3,266
                                                        -------           -------        --------         --------

Net income (loss) applicable to common
    shareholders                                        $ 2,382           $(1,804)        $(1,703)         $(3,478)
                                                        =======           =======         =======          =======

Net income (loss) per share data: Basic and diluted income (loss) per share:
    Continuing operations                               $  0.05           $  0.04        $  (0.03)        $  (0.04)
    Discontinued operations                                0.00             (0.08)          (0.01)           (0.05)
                                                        -------           -------        --------         --------

Net income (loss) per common share                      $  0.05           $ (0.04)       $  (0.04)        $  (0.09)
                                                        =======           =======        ========         ========

Weighted average number of common
    shares outstanding - basic and diluted               45,104            40,549          43,990           40,531
                                                        =======           =======        ========         ========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                                 For the Six Months Ended
                                                                                         June 30,
                                                                                ----------------------------
                                                                                  2004                2003
                                                                                -------             --------
Cash flows from operating activities:
  Net income (loss)                                                             $ 2,070             $   (212)
  Adjustments to net income (loss) provided by operating activities:
     Loss (gain) on sale of hotel properties                                        320               (1,275)
     Loss on impairment of hotels held for sale                                       -                3,556
     Depreciation                                                                19,334               19,169
     Amortization of loan costs and franchise fees                                  953                2,296
     Stock-based or non-cash compensation                                           323                  265
     Income tax benefit                                                               -               (3,490)
     Minority interests                                                             (44)                   2
  Changes in assets and liabilities:
        Accounts receivable                                                      (3,624)              (1,955)
        Distributions payable                                                        53                    -
        Deposits and other assets                                                (3,782)              (2,425)
        Accounts payable and accrued expenses                                     5,358               (2,806)
                                                                                -------             --------
               Net cash provided by operating activities                         20,961               13,125
                                                                                -------             --------

Cash flows from investing activities:
  Improvements and additions to hotel properties                                 (8,234)              (6,162)
  Acquisition of hotel properties                                               (32,529)                   -
  Cash paid for franchise applications                                             (275)                   -
  Net proceeds from sale of hotel properties                                      9,122               10,358
  Proceeds from principal payments on notes receivable                              289                    -
                                                                                -------             --------
                Net cash provided by (used in) investing activities             (31,627)               4,196
                                                                                -------             --------

Cash flows from financing activities:
  Gross proceeds from public offering of common stock                            21,720                    -
  Payment of offering expenses                                                     (359)                   -
  Distributions paid                                                            (15,195)             (14,103)
  Cash paid for loan costs                                                         (892)              (1,719)
  Proceeds from borrowings                                                       59,815               28,125
  Payments on long-term debt                                                    (51,064)             (26,868)
                                                                                -------             --------
                Net cash provided by (used in) financing activities              14,025              (14,565)
                                                                                -------             --------

Net increase in cash                                                              3,359                2,756
Cash and cash equivalents at beginning of period                                  8,201                5,916
                                                                                -------             --------

Cash and cash equivalents at end of period                                      $11,560             $  8,672
                                                                                =======             ========




                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

For all stock issuances below, we value the stock award based on the shares of common stock times the closing price of our common stock on the date earned.

2004

During January 2004, we issued to two of our officers, 47,535 shares of common stock at $9.26 per share under the 1994 Stock Incentive Plan in lieu of cash as a performance bonus.

During January 2004, we sold one hotel in Jacksonville, Florida for $5.0 million, including the assumption of a non-cash note receivable for $800,000.

During February 2004, we issued to several key officers 405,233 shares of restricted common stock at $9.45 per share under the 1994 Stock Incentive Plan as part of management's long-term incentive compensation.

During the six months ended June 30, 2004, we issued 36,113 shares of common stock upon redemption of Partnership units.

During the six months ended June 30, 2004, we completed the purchase of nine hotels and assumed approximately $40.0 million in secured long-term debt, including approximately $3.7 million of a mortgage note premium. We also issued $1.3 million in Partnership units in conjunction with these acquisitions.

During the six months ended June 30, 2004, we issued 6,919 shares of common stock at prices ranging from $8.73 to $9.20 per share to our independent directors in lieu of cash as compensation.

During the quarter ended June 30, 2004, we declared approximately $6.1 million in common stock and unit dividends. We paid these dividends on August 2, 2004. During the quarter ended June 30, 2004, we had approximately $1.2 million in declared but unpaid preferred stock dividends. We paid these dividends on July 30, 2004.

2003

During January 2003, we issued to one of our officers, 19,081 shares of common stock at $5.88 per share under the 1994 Stock Incentive Plan in lieu of cash as a performance bonus.

During the six months ended June 30, 2003, we issued 51,521 shares of common stock upon redemption of Partnership units.

During the six months ended June 30, 2003, we issued 8,724 shares of common stock at prices ranging from $5.82 to $7.20 per share to our independent directors in lieu of cash as compensation.

During the quarter ended June 30, 2003, we declared approximately $5.4 million in common stock and unit dividends. We paid these dividends on August 1, 2003. During the quarter ended June 30, 2004, we had approximately $1.1 million in declared but unpaid preferred stock dividends. We paid these dividends on July 31, 2003.




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

1.     Organization

       Equity Inns is a hotel real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at June 30, 2004 owned an approximate 97.3% interest in the Partnership.

       Our hotel properties are leased to our wholly-owned taxable REIT subsidiaries (the "TRS Lessees"). Our hotel properties are managed by independent third parties. At June 30, 2004, the independent managers of our hotels are as follows:

                                                        Number of Hotels
                                                        ----------------

              Interstate Hotels & Resorts, Inc.              48
              Hilton Hotels Corporation                      17
              Prime Hospitality Corporation                  18
              Other (3)                                      16
                                                             --

                                                             99
                                                             ==

       Our management agreements with Prime are structured to provide the TRS Lessees minimum net operating income at each of our 18 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of our 18 AmeriSuites hotels. As the manager, the Prime subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, as defined, to a maximum of 6.5% of gross hotel revenues. If the management fee calculation would have exceeded 6.5% of gross hotel revenue, the Prime subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Prime's subsidiaries are required to contribute the greater of a predetermined minimum return or the net operating income plus 25% of the shortfall between the threshold amount and the net operating income of the hotel. We record all shortfall contributions as a reduction of base management fees which are included as a component of direct hotel expenses in our accompanying condensed consolidated statements of operations when all contingencies related to such amounts have been resolved. In May 2003, we updated our current franchise contracts and management agreements with Prime on all of our AmeriSuites hotels. The minimum net operating income guarantee agreements were not extended beyond their original terms and are set to expire in 2007 and 2008. Under the new agreements, we extended the existing franchise agreements with

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

1.     Organization, Continued

       Prime to 2028 and the management agreements to 2010, as long as Prime continues to be in compliance with the minimum net operating income guarantees in the original agreements. For the three months ended
       June 30, 2004 and 2003, we recorded approximately $815,000 and $750,000, respectively, in minimum income guarantees from Prime as a reduction of our base management fee expense in the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2004 and 2003, we recorded approximately $2.6 million and $2.5 million, respectively, in minimum income guarantees from Prime as a reduction of our base management fee expense in the accompanying condensed consolidated statements of operations. The management contracts for our remaining hotels have terms ranging from one to ten years and generally provide for payment of management fees ranging from 1.5% to 3.0% of hotel revenues and an incentive fee consisting of a percentage of gross operating profits in excess of budget, as defined by the management agreements.

       These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with our financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The results of our operations for the current three-month and six-month periods are not necessarily indicative of the results to be expected for the full year.

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

       Potential dilutive securities included in the Company's calculation of diluted earnings per share include shares issuable upon exercise of stock options. The majority of the options to purchase shares of our common stock that were outstanding during the three and six months ended June 30, 2004 and 2003 were not included in the computation of diluted EPS because their effect would have been anti-dilutive.

       Distributions

       With the exception of the fourth quarter 2001, we have paid regular quarterly cash distributions to shareholders. These distributions are determined quarterly by our Board based on our operating results, economic conditions, capital expenditure requirements, the Internal Revenue Code's REIT annual distribution requirements, leverage restrictions imposed by our Line of Credit and other debt documents, and any other matters that our Board deems relevant.

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

       Segment Reporting

       We consider each of our hotels to be an operating segment, none of which meets the threshold for a reportable segment as prescribed by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." We allocate resources and assess operating performance based on each individual hotel. Additionally, we aggregate these individually immaterial operating segments into one segment using the criteria established by SFAS No. 131, including the similarities of our product offering, types of customers and method of providing service.

3.     Investment in Hotel Properties

       During the six months ended June 30, 2004, we invested approximately $73.7 million related to nine previously announced acquisitions that were completed during the period. We funded these acquisitions primarily through a 2.4 million share common stock offering, borrowings under our Line of Credit and the assumption of approximately $40.0 million in secured long-term debt, including approximately $3.7 million of a mortgage note premium. Based on our estimate of fair value, we allocated the purchase price of these hotels as follows (in thousands):

                                                      Amount
                                                     --------

              Land                                   $ 3,766
              Buildings and improvements              61,842
              Furniture and equipment                  8,135
                                                     -------

                                                     $73,743
                                                     =======

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

3.     Investment in Hotel Properties, Continued

       We noted the following pro forma results assuming these acquisitions had occurred on January 1, 2003 (in thousands):


                                                      Three Months Ended            Six Months Ended
                                                            June 30,                     June 30,
                                                     ---------------------       ------------------------
                                                       2004          2003          2004            2003
                                                     -------       -------       --------        --------
       Revenues
         Equity Inns, as reported                    $66,343       $61,749       $120,919        $114,025
         Acquisitions                                  2,370         5,388          6,853          10,295
                                                     -------       -------       --------        --------

         Pro forma combined revenues                 $68,713       $67,137       $127,772        $124,320
                                                     =======       =======       ========        ========

       Net income (loss) applicable to
         common shareholders
         Equity Inns, as reported                    $ 2,382       $(1,804)      $ (1,703)       $ (3,478)
         Acquisitions                                    200           669            465           1,107
                                                     -------       -------       --------        --------

         Pro forma combined net income (loss)        $ 2,582       $(1,135)      $ (1,238)       $ (2,371)
                                                     =======       =======       ========        ========

       Pro forma basic and diluted income (loss)
         per share                                   $  0.06       $ (0.03)      $  (0.03)       $  (0.06)
                                                     =======       =======       ========        ========

       Pro forma weighted average number of common
         shares outstanding - basic and diluted       45,448        42,949         45,362          42,931
                                                     =======       ========       =======         =======

       Note: These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had these acquisitions been completed on January 1, 2003, or of future results.

       During the six months ended June 30, 2004, we invested $8.2 million to fund capital improvements in our hotels, including replacement of carpets, drapes, furniture and equipment, renovation of common areas and improvements of hotel exteriors. We expect to fund an aggregate of approximately $17.0 million throughout 2004 for capital improvements with $3.5 million representing one-time upgrades, related to brand initiatives, to certain of our hotel properties. We intend to fund such improvements out of our cash flows from operations, current cash balances and borrowings under our Line of Credit.

       During the six months ended June 30, 2004, we sold three hotels for approximately $10.9 million, including approximately $9.1 million in cash (after selling costs of approximately $980,000) and an increase to an existing note receivable of $800,000. We utilized the net proceeds to pay down existing long-term debt. In conjunction with these sales, we recorded a loss of approximately $320,000 as part of discontinued operations in our accompanying condensed consolidated statement of operations.

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

4.     Notes Receivable

       Notes receivable consist of the following at June 30, 2004 and December 31, 2003 (in thousands):

                                             2004          2003
                                            ------        ------

       HM-NM, Inc.                          $4,333        $3,582
       Officers of the Company               1,095         1,335
                                            ------        ------

                                            $5,428        $4,917
                                            ======        ======

       In 2003, we sold our AmeriSuites hotel in Jacksonville, Florida to HM-NM, Inc. for a purchase price of approximately $6.0 million, $4.0 million of which was in the form of a 15-month note receivable bearing interest at 7.75% per annum. Additionally, in 2004 we sold a Hampton Inn hotel located in Jacksonville, Florida to HM-NM, Inc. for a purchase price of approximately $5.0 million, including an additional $800,000 increase to the note receivable discussed above. The entire note is secured by the land, building and furniture and fixtures of the AmeriSuites hotel located at 8277 Western Way Circle, Jacksonville, Florida. Accordingly, as the sale of both hotels was negotiated concurrently, coupled with the initial minimum investment required by SFAS No. 66, "Accounting for Sales of Real Estate," we had deferred a gain of approximately $420,000 until we collect the note receivable.

       At various times from January 1998 to July 2002, we advanced loans to our executive officers for income taxes relating to annual bonuses taken in shares of our common stock and income taxes related to the taxable value of vested restricted stock. At June 30, 2004, the aggregate amount of notes receivable from our officers is approximately $1.1 million. All notes are

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

4.     Notes Receivable, Continued

       collateralized by the applicable shares of common stock held by each officer and are non- interest bearing. All notes were paid in full by July 23, 2004 in accordance with their stated terms. We no longer provide loans to officers.

5.     Debt

       The following details our debt outstanding at June 30, 2004 and December 31, 2003 (in thousands):

                                            Principal Balance
                                          ----------------------           Interest
                                          6/30/04       12/31/03             Rate                   Maturity
                                          --------      --------      -------------------           --------
       Commercial Mortgage Bonds
         Class A                          $      -      $  4,061      6.83%         Fixed           Nov 2006
         Class B                            47,172        50,600      7.37%         Fixed           Dec 2015
         Class C                            10,000        10,000      7.58%         Fixed           Feb 2017
                                          --------      --------
                                            57,172        64,661

       Line of Credit                       62,200        50,000      LIBOR plus    Variable        June 2006
                                                                      Percentage
       Mortgage                             90,182        91,009      8.37%         Fixed           July 2009
       Mortgage                             66,368        66,891      8.25%         Fixed           Nov 2010
       Mortgage                             34,356        34,612      8.25%         Fixed           Nov 2010
       Mortgage                             10,750        10,750      LIBOR plus
                                                                      285 pts.      Variable        Aug 2008
       Mortgage                              2,862         2,912      6.00%         Fixed           May 2008
       Mortgage                              5,306         5,431      10.00%        Fixed           Sept 2005
       Mortgage                              3,415         3,508      6.37%         Fixed           Nov 2016
       Mortgage                              6,322             -      8.70%         Fixed           Nov 2010
       Mortgage                              4,315             -      7.97%         Fixed           Oct 2007
       Mortgage                              5,317             -      7.97%         Fixed           Oct 2007
       Mortgage                              4,508             -      7.10%         Fixed           Sept 2008
       Mortgage                              3,828             -      8.04%         Fixed           Nov 2007
       Mortgage                              5,334             -      8.04%         Fixed           Nov 2007
       Mortgage                              3,189             -      9.375%        Fixed           April 2007
       Mortgage                              3,408             -      9.375%        Fixed           April 2007
       Mortgage                              6,000             -      5.83%         Fixed           July 2014
                                          --------      --------
                                           374,832       329,774
       Unamortized Mortgage
           Note Premium                      3,678             -
                                          --------      --------

                                          $378,510      $329,774
                                          ========      ========


       Related to our hotel acquisitions completed during the six months ended June 30, 2004, we assumed approximately $36.3 million of principal with various interest rates and maturities through 2010. In accounting for these acquisitions at estimated fair value, including the corresponding long-term debt assumed, we recorded approximately $3.7 million of a mortgage

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

5.     Debt, Continued

       note premium in the accompanying balance sheet. This premium will be amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

       We entered into a collateralized Line of Credit in June 2003 for $110.0 million, subject to certain restrictions. The Line of Credit bears interest at LIBOR plus 2.25% to 3.0% per annum as determined by our quarterly leverage and the facility matures in June 2006 but may be extended at our option for an additional year. At June 30, 2004, the interest rate on our Line of Credit was LIBOR (1.34% at June 30, 2004) plus 2.75%. Fees ranging from .45% to .60% per annum, as determined by our ratio of total indebtedness to EBITDA, are paid quarterly on the unused portion of our Line of Credit. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a test for cash available for dividend payouts, a fixed charge test and a leverage test, among other covenants. At June 30, 2004, we were in compliance with all covenants required by our Line of Credit.

       All of our debt is secured by first mortgages on our hotels. Our debt has maturity dates that range from September 2005 to February 2017 with certain debt requiring annual principal payments and certain debt representing term maturities. The terms of our debt generally require prepayment penalties if repaid prior to maturity.

       Certain of our loan agreements require quarterly deposits into separate room renovation accounts for the amount by which 4% of revenues at our hotels exceeds the amount expended by us during the year for replacement of furniture and equipment, maintenance, and capital improvements for our hotels. For 2004, we expect that amounts expended will exceed, in the aggregate, the amounts required under the loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts.

       Our Line of Credit has a stated borrowing capacity of $110.0 million. This capacity is further limited to a stated percentage of the appraised value of the assets pledged as collateral. Additionally, since the completion of our Line of Credit, we have sold certain of our hotels that served as collateral under this facility. Accordingly, at June 30, 2004, we now have a borrowing capacity of $100.6 million under our Line of Credit.

6.     Interest Rate Swap Contracts

       In 2003, we entered into an interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2008. The agreement effectively fixes the interest rate on the first $25.0 million of floating rate debt outstanding under the Line of Credit at a rate of 3.875% per annum plus the interest rate spread on the Line

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

6.     Interest Rate Swap Contracts, Continued

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

7.     Comprehensive Income

       SFAS No. 130, "Reporting Comprehensive Income," requires the disclosure of the components included in comprehensive income (loss). For the six months ended June 30, 2004, we recorded comprehensive income of approximately $3.1 million, comprised of net income of approximately $2.1 million and an unrealized gain on our interest rate swap of approximately $974,000.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

8.     Income Taxes

       The Company's income tax benefit related to our TRS Lessees consists of the following for the three and six months ended June 30 (in thousands):


                                              Three Months Ended             Six Months Ended
                                                   June 30,                      June 30,
                                              -------------------         ----------------------
                                              2004          2003            2004           2003
                                              -----        ------         -------         ------
           Deferred tax benefit:
               Federal                        $ 647        $1,027         $ 2,027         $3,122
               State                             76           121             238            368
                                              -----        ------         -------         ------
                                                723         1,148           2,265          3,490
               Less valuation allowance        (723)            -          (2,265)             -
                                              -----        ------         -------         ------

               Total                          $   -        $1,148         $     -         $3,490
                                              =====        ======         =======         ======

       The TRS Lessees' deferred income tax asset of approximately $19.1 million is comprised primarily of the benefit of net operating loss carryforwards that expire beginning in December 2021. At year-end 2003, we determined that a valuation allowance was necessary for the entire deferred income tax asset. We continue to believe that it is more likely than not that the Company will not be able to realize our deferred income tax asset, and thus we have recorded a valuation allowance for the current balance. If we determine that the Company will be able to realize all or part of our net deferred tax asset in the future, an adjustment to the valuation allowance would be charged to income in the periods such determination was made.

9.     Discontinued Operations

       In 2002, we adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 established criteria beyond that previously specified in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," to determine when a long-lived asset is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. Due to the adoption of SFAS No. 144, we now report as discontinued operations any assets held for sale (as defined by SFAS No.
       144), and assets sold during the periods presented. We identify and assess discontinued operations at the individual hotel operating level because we can identify cash flows at this level. All results of these discontinued operations, less applicable income taxes, are included as a separate component of income in our accompanying condensed consolidated statements of operations. This change has resulted in certain reclassifications of the previously reported statements of operations for the three and six months ended June 30, 2003.

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

       During the first quarter, we sold three hotels for approximately $10.9 million, including approximately $9.1 million in cash (after selling costs of approximately $980,000) and an increase to an existing note receivable of $800,000. The hotels sold were a 97-room Hampton Inn located in Sarasota, Florida, a 122-room Hampton Inn located in Jacksonville, Florida, and a 141-room Comfort Inn located in Arlington, Texas. The average age of these hotels was approximately 17 years old. We utilized the net proceeds to pay down existing long-term debt. These sales represent the last of our hotels that were classified as discontinued operations. The operations of these hotels are included in the statement of operations under the heading, "Loss

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------


from discontinued operations." The components of income (loss) from discontinued operations are as follows for the three and six months ended June 30, 2004 and 2003 (in thousands):

                                                    Three Months Ended                 Six Months Ended
                                                         June 30,                          June 30,
                                                  ----------------------            -----------------------
                                                  2004             2003              2004             2003
                                                  ----           -------            -----           -------
       Revenue:
          Room revenue                            $  2           $ 2,004            $ 324           $ 4,248
          Other hotel revenue                        3                82               14               161
       Operating Costs:
          Direct hotel expenses                    (29)           (1,301)            (381)           (2,761)
          Other hotel expenses                      (1)              (71)             (26)             (147)
          Depreciation                               -              (368)               -              (736)
          Property taxes, rental expense
             and  insurance                          6              (142)             (28)             (301)
          Amortization of franchise fees             -                (3)               -                (6)
          Interest                                   -              (177)             (19)             (353)
          Deferred income tax benefit                -               188                -               188
                                                  ----           -------            -----           -------

          Income (loss) from operations
              of discontinued operations           (19)              212             (116)              293

       Gain (loss) on sale of hotel properties                                       (320)            1,275
       Loss on impairment of hotels held
           for sale                                  -            (3,556)               -            (3,556)
                                                  ----           -------            -----           -------

          Income (loss) from discontinued
              operations                          $(19)          $(3,344)           $(436)          $(1,988)
                                                  ====           =======            =====           =======

       In 2003, we sold our AmeriSuites hotel in Jacksonville, Florida for $6.0 million, including the assumption of a $4.0 million 15-month note receivable bearing interest at 7.75% per annum. This sale was negotiated concurrently with the sale of our Hampton Inn hotel in Jacksonville, Florida, as discussed above. As part of the Hampton Inn sale, we increased our note receivable to $4.8 million. The entire $4.8 million note receivable is collateralized by the AmeriSuites hotel sold. Given the initial minimum investment required by SFAS No. 66, "Accounting for Sales of Real Estate," we have deferred a gain of approximately $420,000 until we collect the note receivable under the cost recovery method of income recognition.

10.    Commitments and Contingencies

       Under our franchise agreements, we are periodically required to make capital improvements in order to maintain our brand standards. Additionally, under certain of our loan covenants, we are generally obligated to fund 4% of total hotel revenues per quarter on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------


10.    Commitments and Contingencies, Continued

       furniture, fixtures and equipment at our hotels. For 2004, we expect that amounts expended will exceed, in the aggregate, the amount required under the loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts. We currently have one lender that could require us to deposit approximately $1.0 million into an escrow account, but the lender has thus far decided not to trigger the escrow funding based on our future capital improvement plans for the individual hotels.

       We maintain agreements with certain senior officers that provide for severance payments in the event of a change in control of Equity Inns. At June 30, 2004, the maximum amount of compensation that would be payable under all agreements, if a change of control occurred, would be approximately $7.0 million.

       We are involved in various legal actions arising in the ordinary course of business. We do not believe that any of the pending actions will have a material adverse effect on our business, financial condition or results of operations.

11.    Shareholders' Equity

       On April 7, 2004, we completed an offering of 2.4 million shares of common stock that resulted in net proceeds of approximately $21.4 million. The proceeds were used to fund approximately $13.3 million in previously announced acquisitions, with the remaining funds being utilized to pay down our Line of Credit.

12.    Subsequent Events

       In July 2004, we entered into two agreements to purchase seven hotels. These hotels represent five upscale Hampton Inns (including a Hampton Inn & Suites) in Southern Florida, a Courtyard by Marriott in Georgia and our first Hilton Garden Inn in Kentucky. The total purchase price is approximately $88.0 million and the transactions are expected to close before the end of 2004.

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

BACKGROUND

Equity Inns is a Memphis-based, self-advised hotel real estate investment trust ("REIT") primarily focused on the upscale extended stay, all-suite and upscale limited-service segments of the hotel industry. The Company, through its wholly owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at June 30, 2004 owned an approximate 97.3% interest in the Partnership. The Partnership and its affiliates lease all of our hotels to wholly-owned taxable REIT subsidiaries of the Company (the "TRS Lessees").

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



BACKGROUND, Continued

The following table illustrates our geographic presence by the number of hotels and rooms at June 30, 2004.

                Region                 Hotels         Rooms/Suites
          ------------------           ------         ------------

          East North Central             14               1,889
          East South Central             15               1,702
          Middle Atlantic                 6                 827
          Mountain                       10               1,285
          New England                     5                 605
          Pacific Northwest               2                 329
          South Atlantic                 30               3,526
          West North Central              7                 830
          West South Central             10               1,401
                                         --              -------

                                         99              12,394
                                         ==              ======

We believe that geographic diversity helps to limit our exposure to any one market. At June 30, 2004, we owned a geographically diverse portfolio of 99 hotels with 12,394 rooms located in 34 states. Additionally, our property mix is spread between suburban and urban locations, helping to insulate us from various economic climates, including a depressed business travel climate.

Our hotel portfolio includes midscale limited service hotels, all-suite hotels, upscale extended stay hotels, and full service hotels. This array of product offering allows us to diversify the asset portfolio in an effort to reduce risk in various economic environments.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


BACKGROUND, Continued

The following chart summarizes information regarding our franchise diversity at June 30, 2004:

                                                 Number of           Number of
     Franchise Affiliation                   Hotel Properties      Rooms/Suites
     ---------------------                   ----------------      ------------
     Midscale Limited Service Hotels:
          Hampton Inn                             45                   5,686
          Comfort Inn                              1                     104
                                                  --                  ------
               Sub-total                          46                   5,790

     All-Suite Hotels:
          AmeriSuites                             18                   2,291

     Upscale Extended Stay Hotels:
          Residence Inn                           16                   1,751
          Homewood Suites                          9                   1,295
                                                  --                  ------
               Sub-total                          25                   3,046

     Full Service Hotels:
          Holiday Inn                              4                     557
          Comfort Inn                              1                     177
          Courtyard by Marriott                    5                     533
                                                  --                  ------
               Sub-total                          10                   1,267
                                                  --                  ------

                      Total                       99                  12,394
                                                  ==                  ======

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


BACKGROUND, Continued

The following table sets forth certain information for the six months ended June 30, 2004 and June 30, 2003 with respect to our hotels:


                                  Three Months Ended June 30, 2004 (1)          Three Months Ended June 30, 2003 (1)
                           --------------------------------------------------   ------------------------------------

                                                                    Revenue                              Revenue
                            Number    Number             Average      Per                   Average        Per
                             of        of                 Daily    Available                 Daily      Available
Brand                       Hotels    Rooms   Occupancy   Rate     Room (2)     Occupancy    Rate        Room (2)
-----                      --------  -------  ---------  --------  ---------    ---------   -------     ---------

Hampton Inn                  45     5,686       67.6%     $72.44     $48.93       67.9%      $70.66      $47.96
AmeriSuites                  18     2,291       71.1%     $72.33     $51.43       74.4%      $67.49      $50.19
Residence Inn                16     1,751       81.9%     $92.00     $75.38       81.7%      $89.61      $73.24
Homewood Suites               9     1,295       80.9%    $104.28     $84.36       79.5%     $102.44      $81.43
Courtyard by Marriott         5       533       77.8%     $92.46     $71.92       80.4%      $89.52      $72.00
Holiday Inn                   4       557       65.9%     $69.97     $46.12       57.3%      $72.82      $41.75
Comfort Inn                   2       281       76.2%     $89.23     $67.95       73.9%      $88.38      $65.31
                             --    ------       -----     ------     ------       -----      ------      ------

                             99    12,394       72.2%     $80.53     $58.14       72.5%      $78.12      $56.60
                             ==    ======       =====     ======     ======       =====      ======      ======


                                   Six Months Ended June 30, 2004 (1)           Six Months Ended June 30, 2003 (1)
                           -------------------------------------------------    ----------------------------------

                                                                    Revenue                              Revenue
                            Number    Number             Average      Per                   Average        Per
                               of      of                 Daily    Available                 Daily      Available
Brand                       Hotels    Rooms   Occupancy   Rate     Room (2)     Occupancy    Rate       Room (2)
-----                      --------  -------  ---------  -------   ---------    ---------   -------     --------

Hampton Inn                  45     5,686       63.2%     $71.24     $45.02       62.9%      $70.18      $44.16
AmeriSuites                  18     2,291       66.4%     $73.06     $48.53       69.4%      $69.35      $48.14
Residence Inn                16     1,751       78.2%     $90.24     $70.55       78.0%      $88.89      $69.35
Homewood Suites               9     1,295       76.9%    $102.66     $78.97       75.5%      $99.87      $75.41
Courtyard by Marriott         5       533       75.1%     $92.79     $69.71       76.0%      $88.10      $66.98
Holiday Inn                   4       557       59.1%     $65.86     $38.93       52.6%      $67.66      $35.60
Comfort Inn                   2       281       73.8%     $87.20     $64.32       69.3%      $88.19      $61.12
                            --     ------       -----     ------     ------       -----      ------      ------

                             99    12,394       67.9%     $79.61     $54.09       67.8%      $77.72      $52.71
                             ==    ======       =====     ======     ======       =====      ======      ======


Notes

(1) Represents "all comparable" statistics for hotels owned by us at quarter end as if we had owned the hotels for both periods presented. (2) Determined by multiplying occupancy times the average daily rate.



Approximately 94% of our hotel portfolio is comprised of the following leading franchise brands: Homewood Suites and Hampton Inn by Hilton, Residence Inn and Courtyard by Marriott and AmeriSuites by Prime Hospitality. We believe that multiple brands at the midscale and upscale levels, without food and beverage, help to insulate our asset portfolio against the volatility of individual brand results relative to industry revenue per available room ("RevPAR") performance. Descriptions of each of our major brands are as follows:

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

Approximately 76% of our hotels are branded by Hilton and Marriott, which both provide national marketing support and frequent stay programs that continue to drive additional revenue. We believe that better brands generate premium RevPAR over their peers and focusing on these premium generating brands is another factor in our strategy to limit risk in the volatility of our hotel portfolio.

In order to qualify as a REIT, we cannot operate hotels and, consequently, we outsource the management of our hotels to leading independent management companies. By utilizing third-party managers with relatively short-term contracts providing for strong operating incentive management fees, we believe that we have better control over the operating results of our hotels. At June 30, 2004, our hotel managers are as follows:

                                                Number of Hotels
                                                ----------------

        Interstate Hotels & Resorts, Inc.            48
        Hilton Hotels Corporation                    17
        Prime Hospitality Corporation                18
        Others                                       16
                                                     --

                                                     99
                                                     ==

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


RESULTS OF OPERATIONS


                                         For the Three Months Ended                For the Six Months Ended
                                  ---------------------------------------    -------------------------------------
                                  June 30,              June 30,              June 30,           June 30,
(in thousands)                      2004        %         2003        %        2004         %      2003        %
                                  -------     -----     -------     -----    --------     -----  --------    -----
Hotel revenues                    $66,234      99.8     $61,492      99.6    $120,711      99.8  $113,662     99.7
Other revenue                         109        .2         257        .4         208        .2       363       .3
                                  -------     -----     -------     -----    --------     -----  --------    -----

Total revenues                     66,343     100.0      61,749     100.0     120,919     100.0   114,025    100.0

Hotel expenses                     38,851      58.6      35,826      58.0      72,487      60.0    68,091     59.7
Depreciation                        9,842      14.8       9,583      15.5      19,334      16.0    19,169     16.8
Property taxes, rental expense
   and insurance                    4,111       6.2       4,413       7.2       8,541       7.0     9,138      8.0
General and
   administrative                   2,035       3.1       1,788       2.9       4,201       3.5     3,827      3.4
                                  -------     -----     -------     -----    --------     -----  --------    -----

Operating income                  $11,504      17.3     $10,139      16.4    $ 16,356      13.5  $ 13,800     12.1
                                  =======     =====     =======     =====    ========     =====  ========    =====

Comparison of the Company's operating results for the three months ended June 30, 2004 and 2003.

Revenues

Our hotel revenues of approximately $66.2 million in 2004 increased approximately $4.7 million, or 7.6%, as compared to approximately $61.5 million in 2003. After eliminating revenues of approximately $3.2 million related to our hotel acquisitions for 2004, our same-store hotel revenues increased by approximately $1.5 million in 2004 as compared to 2003. This increase was primarily due to a RevPAR increase of 2.6%, driven by an increase in our ADR from $77.20 to $79.57, partially offset by a decrease of 32 basis points in occupancy to 71.48%.

Other revenue of $109,000 in 2004 decreased $148,000, or 57.6%, as compared to $257,000 in 2003, primarily due to a decrease in joint venture income, travel agent rebates and interest income.

Operating Expenses

Hotel expenses of approximately $38.9 million in 2004 increased approximately $3.1 million, or 8.7%, as compared to approximately $35.8 million in 2003. After eliminating expenses of approximately $1.7 million related to our hotel acquisitions for 2004, our same-store hotel expenses increased by approximately $1.4 million in 2004 as compared to 2003, primarily due to an increase in payroll and related benefits of approximately $920,000, an increase in franchise fees and loyalty programs of approximately $230,000, an increase in enhanced brand free breakfasts of approximately $145,000 and an increase in utility costs of approximately $130,000. Hotel expenses as a percentage of hotel revenues were 58.7% in 2004 and 58.3% in 2003.

Depreciation expense of approximately $9.8 million in 2004 increased approximately $200,000, or 2.1%, as compared to approximately $9.6 million in 2003, primarily due to increased depreciation expense related to our hotel acquisitions.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


RESULTS OF OPERATIONS, Continued

Property taxes, rental expense and insurance of approximately $4.1 million in 2004 decreased approximately $300,000, or 6.8%, as compared to approximately $4.4 million in 2003, primarily due to a decrease in a real estate tax reserve related to one of our hotels.

General and administrative expenses of approximately $2.0 million in 2004 increased approximately $200,000, or 11.1%, as compared to approximately $1.8 million in 2003. This increase was primarily due to an increase in professional fees of approximately $125,000, an increase in franchise taxes of approximately $50,000, an increase in non-cash stock-based compensation of approximately $30,000 and an increase in travel expenses of approximately $25,000.

Operating Income

For 2004, we recorded operating income of approximately $11.5 million as compared to operating income of approximately $10.1 million in 2003. The principal components of the change in operating income for 2004 as compared to 2003 was an increase in same-store revenues of approximately $1.5 million, an increase in net operating income related to our hotel acquisitions of approximately $885,000, a decrease in property taxes, rental expense and insurance of approximately $300,000, partially offset by an increase in same-store hotel expenses of approximately $1.4 million and an increase in general and administrative expenses of approximately $200,000.

Comparison of the Company's operating results for the six months ended June 30, 2004 and 2003.

Revenues

Our hotel revenues of approximately $120.7 million in 2004 increased approximately $7.0 million, or 6.2%, as compared to approximately $113.7 million in 2003. After eliminating revenues of approximately $3.9 million related to our hotel acquisitions in 2004, our same-store hotel revenues increased by approximately $3.2 million in 2004 as compared to 2003. This increase was primarily due to a RevPAR increase of 2.5%, driven by an increase in our ADR from $76.81 to $78.53 and an increase of 14 basis points in occupancy to 67.16%, and also includes approximately $500,000 of increased hotel revenues due to the effect of the 2004 leap year as compared to 2003.

Other revenue of $208,000 in 2004 decreased $155,000, or 42.7%, as compared to $363,000 in 2003, primarily due to a decrease in joint venture income, travel agent rebates and interest income.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


RESULTS OF OPERATIONS, Continued

Operating Expenses

Hotel expenses of approximately $72.5 million in 2004 increased approximately $4.4 million, or 6.5%, as compared to approximately $68.1 million in 2003. After eliminating expenses of approximately $1.9 million related to our hotel acquisitions in 2004, our same-store hotel expenses increased by approximately $2.5 million in 2004 as compared to 2003, primarily due to an increase in payroll and related benefits of approximately $1.4 million, an increase in franchise fees and loyalty programs of approximately $430,000, an increase in enhanced brand free breakfasts of approximately $240,000 and an increase in utility costs of approximately $275,000. Hotel expenses as a percentage of hotel revenues were 60.1% in 2004 and 59.9% in 2003.

Depreciation expense of approximately $19.3 million in 2004 was relatively flat as compared to 2003.

Property taxes, rental expense and insurance of approximately $8.5 million in 2004 decreased approximately $600,000, or 6.6%, as compared to approximately $9.1 million in 2003, primarily due to a reduction in insurance premiums and a decrease in a real estate tax reserve related to one of our hotels.

General and administrative expenses of approximately $4.2 million in 2004 increased approximately $400,000, or 10.5%, as compared to approximately $3.8 million in 2003. This increase was primarily due to severance and relocation costs of approximately $155,000, an increase in payroll and related benefits of approximately $110,000, an increase in public company expenses of approximately $40,000, an increase in non-cash stock-based compensation of approximately $55,000, a write-off of telephone equipment of approximately $60,000, offset by a decrease in professional fees of approximately $100,000.

Operating Income

For 2004, we recorded operating income of approximately $16.4 million as compared to operating income of approximately $13.8 million in 2003. The principal components of the change in operating income for 2004 as compared to 2003 was an increase in same-store revenues of approximately $3.2 million, an increase of approximately $1.1 million in net operating income related to our hotel acquisitions, a decrease in property taxes, rental expense and insurance of approximately $600,000, partially offset by an increase in same-store hotel expenses of approximately $2.5 million and an increase in general and administrative expenses of approximately $400,000.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


LIQUIDITY AND CAPITAL RESOURCES

Equity Inns' principal source of cash to meet our operating requirements, including distributions to our shareholders and repayments of indebtedness, is from our hotels' results of operations. For the six months ended June 30, 2004, net cash flows provided by our operating activities was approximately $21.0 million. We currently expect that our operating cash flows will be sufficient to fund our continuing operations, including our required debt service obligations and distributions to shareholders required to maintain our REIT status. We expect to fund any short-term liquidity requirements above our operating cash flows through short-term borrowings under our Line of Credit. In 2003, we entered into our collateralized Line of Credit for $110.0 million, subject to certain restrictions. Borrowings under the Line of Credit bear interest at LIBOR plus 2.25% to 3.0% per annum as determined by our quarterly leverage, and this facility matures in June 2006 but may be extended at our option for an additional year. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a test for cash available for dividend payouts, a fixed charge test and a leverage test, among other covenants. At June 30, 2004, we had the ability to borrow over $37.8 million under our Line of Credit. At June 30, 2004, we had approximately $11.6 million of cash and cash equivalents.

We may make additional investments in hotel properties and may incur indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Internal Revenue Code of 1986 to the extent that working capital and cash flows from our investments are insufficient to make such distributions. Our Board has adopted a policy limiting aggregate indebtedness to 45% of our investment in hotel properties, at cost, after giving effect to our use of proceeds from any indebtedness. This policy may be amended at any time by the Board without shareholder vote. Our consolidated indebtedness was 37.8% of our investments in hotels, at original cost, at June 30, 2004.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

LIQUIDITY AND CAPITAL RESOURCES, Continued

The following details our debt outstanding at June 30, 2004 and December 31, 2003 (in thousands):


                                            Principal Balance
                                          ----------------------          Interest
                                          6/30/04      12/31/03             Rate                    Maturity
                                          -------      --------       -------------------           --------

       Commercial Mortgage Bonds
         Class A                          $      -      $  4,061      6.83%         Fixed           Nov 2006
         Class B                            47,172        50,600      7.37%         Fixed           Dec 2015
         Class C                            10,000        10,000      7.58%         Fixed           Feb 2017
                                          --------      --------
                                            57,172        64,661

       Line of Credit                       62,200        50,000      LIBOR plus    Variable        June 2006
                                                                      Percentage
       Mortgage                             90,182        91,009      8.37%         Fixed           July 2009
       Mortgage                             66,368        66,891      8.25%         Fixed           Nov 2010
       Mortgage                             34,356        34,612      8.25%         Fixed           Nov 2010
       Mortgage                             10,750        10,750      LIBOR plus
                                                                      285 pts.      Variable        Aug 2008
       Mortgage                              2,862         2,912      6.00%         Fixed           May 2008
       Mortgage                              5,306         5,431      10.00%        Fixed           Sept 2005
       Mortgage                              3,415         3,508      6.37%         Fixed           Nov 2016
       Mortgage                              6,322             -      8.70%         Fixed           Nov 2010
       Mortgage                              4,315             -      7.97%         Fixed           Oct 2007
       Mortgage                              5,317             -      7.97%         Fixed           Oct 2007
       Mortgage                              4,508             -      7.10%         Fixed           Sept 2008
       Mortgage                              3,828             -      8.04%         Fixed           Nov 2007
       Mortgage                              5,334             -      8.04%         Fixed           Nov 2007
       Mortgage                              3,189             -      9.375%        Fixed           April 2007
       Mortgage                              3,408             -      9.375%        Fixed           April 2007
       Mortgage                              6,000             -      5.83%         Fixed           July 2014
                                          --------      --------
                                           374,832       329,774
       Unamortized Mortgage
           Note Premium                      3,678             -
                                          --------      --------

                                          $378,510      $329,774
                                          ========      ========


In 2003, we entered into an interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2008. The agreement effectively fixes the interest rate on the first $25.0 million of floating rate debt outstanding under our Line of Credit at a rate of 3.875% per annum plus the interest rate spread on our Line of Credit, or 6.63% at June 30, 2004, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

In 2003, we entered into an additional interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2006. The agreement effectively fixes the interest rate on the second $25.0 million of floating rate debt outstanding under

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



LIQUIDITY AND CAPITAL RESOURCES, Continued


our Line of Credit at a rate of 3.22% per annum plus the interest rate spread on our Line of Credit, or 5.97% at June 30, 2004, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

During the six months ended June 30, 2004, we purchased nine hotels for approximately $73.7 million related to previously announced acquisitions. We funded these acquisitions primarily through a 2.4 million share common stock offering, our Line of Credit and the assumption of approximately $40.0 million in secured long-term debt. Included in our debt assumption is a mortgage note premium of approximately $3.7 million to record the debt at its estimated fair value. This premium will be amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

During the six months ended June 30, 2004, we invested $8.2 million to fund capital improvements in our hotels, including replacement of carpets, drapes, furniture and equipment, renovation of common areas and improvements of hotel exteriors. We expect to fund an aggregate of approximately $17.0 million throughout 2004 for capital improvements with $3.5 million representing one-time upgrades, related to brand initiatives, to certain of our hotel properties. We intend to fund such improvements out of our cash flows from operations, current cash balances and borrowings under our Line of Credit. Under our franchise agreements, we are periodically required to make capital improvements in order to maintain our brand standards. Additionally, under certain of our loan covenants, we are generally obligated to fund 4% of total hotel revenues per quarter on a cumulative basis, to a separate room renovation account for replacement of furniture, fixtures and equipment, maintenance, and capital improvements for our hotels. For 2004, we expect that amounts expended will exceed, in the aggregate, the amount required under the loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts. We currently have one lender that could require us to deposit approximately $1.0 million into an escrow account, but the lender has thus far decided not to trigger the escrow funding based on our future capital improvement plans for the individual hotels.

During the six months ended June 30, 2004, we sold three hotels for approximately $10.9 million, including approximately $9.1 million in cash (after selling costs of approximately $980,000) and an increase to an existing note receivable of $800,000. We utilized the net proceeds to pay down existing long-term debt.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



LIQUIDITY AND CAPITAL RESOURCES, Continued

REITs are subject to a number of organizational and operational requirements. For example, for federal income tax purposes, a REIT, and therefore the Company, is required to pay distributions of at least 90% of its taxable income to our shareholders. We intend to pay these distributions from operating cash flows. During the six months ended June 30, 2004, our Partnership distributed an aggregate of $11.8 million to its limited partners, or $.13 per unit (including $11.5 million of distributions to the Company to fund distributions to our shareholders of $.13 per share). We expect to make future quarterly distributions to our shareholders. The amount of our future distributions will be based upon quarterly operating results, economic conditions, capital requirements, the Internal Revenue Code's annual distribution requirements, leverage restrictions imposed by our Line of Credit and other factors which our Board deems relevant.

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

to promote an industry-wide standard measure of REIT operating performance. Accordingly, as a member of NAREIT, Equity Inns adopted FFO as a measure to evaluate performance and facilitate comparisons between the Company and other REITs, although our FFO and FFO per share may not be comparable to FFO measures reported by other companies.

The following reconciliation of net income to FFO, applicable to common shareholders, illustrates the difference in these measures of operating performance (in thousands):


                                                           For the Three Months       For the Six Months
                                                              Ended June 30,            Ended June 30,
                                                           --------------------      --------------------
                                                            2004         2003         2004         2003
                                                           -------      -------      -------      -------
Net income (loss) applicable to common shareholders        $ 2,382      $(1,804)     $(1,703)     $(3,478)

Add:
    (Gain) loss on sale of hotel properties                      -            -          320       (1,275)
    Minority interests                                          62           51          (44)           2
    Depreciation                                             9,842        9,583       19,334       19,169
    Depreciation from discontinued operations                    -          368            -          736
                                                           -------      -------      -------      -------

Funds From Operations (FFO) (1)                            $12,286      $ 8,198      $17,907      $15,154
                                                           =======      =======      =======      =======

Weighted average number of diluted common
    shares and Partnership units outstanding                46,269       41,696       45,133       41,691
                                                           =======      =======      =======      =======


(1) For the three months ended June 30, 2003, FFO includes a non-cash deferred income tax benefit of approximately $1.1 million. For the six months ended June 30, 2003, FFO includes a non-cash deferred income tax benefit of approximately $3.5 million and a non-cash loss on impairment of hotels held for sale of approximately $3.6 million.

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

    We record an impairment charge when we believe an investment in hotels has been impaired such that future undiscounted cash flows would not recover the book basis of the investment in the hotel property. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby possibly requiring an impairment charge in the future. For 2003, we noted continued softness in the lodging industry primarily due to an economic recession in the United States and the lagging aftermath effects of the events of September 11, 2001. Additionally, the RevPAR results of our hotels for 2003 were not what we had initially anticipated at the beginning of the year. At year-end 2003, we were still uncertain as to when the lodging industry would begin to fully recover from the effects of the aforementioned matters. We performed internal cash flow tests that considered the current industry downturn and also included moderate RevPAR growth assumptions into the future.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


CRITICAL ACCOUNTING POLICIES AND ESTIMATES, Continued


    Based upon our internal cash flow tests that followed the criteria prescribed by SFAS No. 144, there were no impairments noted for our hotel properties.

    We record a valuation allowance to reduce our deferred income tax asset to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. At year-end 2003, we determined, it was more likely than not, that we would not be able to realize our $16.8 million deferred income tax asset. During the last three years, our TRS Lessees had continued to accumulate net operating losses primarily due to the lease payments that our TRS Lessees paid to their parent company, Equity Inns, in conjunction with our assumption of the operating leases from several of our independent property management companies in 2001. As a result of these losses, the continued softness in the lodging industry and the uncertainty associated with its future recovery, at year-end we recorded a valuation allowance for the full amount of our deferred income tax asset. Additionally, we will not record a deferred income tax benefit until it is more likely than not that such benefit will be realized.

OTHER DEVELOPMENTS

Acquisitions

In late 2003 and early 2004, we announced our intent to purchase nine hotels from the McKibbon Hotel Group. All of these transactions closed by June 30, 2004. The total purchase price for the nine hotels was approximately $73.7 million, including the assumption of approximately $40.0 million in secured long-term debt, and we funded approximately $33.7 million of the purchase price through borrowings under our Line of Credit and the additional issuance of 2.4 million shares of our common stock. The average age of these nine hotels is seven years.

The acquisitions that we completed are as follows for the six months ended June 30, 2004:


            Hotel                                Location                  Rooms             Date Acquired
    -------------------------            -------------------------         -----         --------------------
    Courtyard by Marriott                Tallahassee, Florida                93          January 26, 2004
    Residence Inn by Marriott            Tampa, Florida                     102          March 25, 2004
    Courtyard by Marriott                Gainesville, Georgia                81          April 29, 2004
    Residence Inn by Marriott            Tallahassee, Florida                78          April 29, 2004
    Residence Inn by Marriott            Knoxville, Tennessee                78          May 10, 2004
    Courtyard by Marriott                Asheville, North Carolina           78          May 28, 2004
    Residence Inn by Marriott            Chattanooga, Tennessee              76          May 28, 2004
    Courtyard by Marriott                Athens, Georgia                    105          June 16, 2004
    Residence Inn by Marriott            Savannah, Georgia                   66          June 29, 2004

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


OTHER DEVELOPMENTS, Continued

In July 2004, we entered into two agreements to purchase seven hotels. These hotels represent five upscale Hampton Inns (including a Hampton Inn & Suites) in Southern Florida, a Courtyard by Marriott in Georgia and our first Hilton Garden Inn in Kentucky. The total purchase price is approximately $88 million and the transactions are expected to close before year-end. We intend to fund these acquisitions through a combination of secured long-term debt, our Line of Credit and additional debt or equity securities.

Common Stock Offering

On April 7, 2004, we completed an offering of 2.4 million shares of common stock that resulted in net proceeds of approximately $21.4 million. The proceeds were used to fund approximately $13.3 million of our acquisitions discussed above, with the remaining funds being utilized to pay down our Line of Credit.

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

Hotel Development

We intend to develop a 200-room, full service Marriott hotel in Sandy, Utah, a suburb of Salt Lake City, Utah. We estimate that the development cost of this hotel will be approximately $24.0 million, including approximately $2.2 million in land previously purchased by us, and the hotel should be completed by mid-2006. For 2004, we expect to fund up to $5.0 million related to the development of this hotel, principally through borrowings under our Line of Credit. We plan to obtain additional financing sources to complete the development of this hotel.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, the most predominant of which is the fluctuation in interest rates. At June 30, 2004, our exposure to market risk for a change in interest rates is related to our debt outstanding under the Line of Credit and certain hotel secured debt. Total debt outstanding under these two debentures totaled approximately $73.0 million at June 30, 2004.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Continued

Our Line of Credit bears interest at a variable rate of LIBOR plus 2.25% to 3.0% per annum as determined by our quarterly leverage. At June 30, 2004, our interest rate on our Line of Credit was LIBOR (1.34% at June 30, 2004) plus 2.75%. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable through such arrangements and derivative financial instruments such as interest rate swaps, to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. We also regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuation.

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

Our Line of Credit matures in June 2006. As discussed above, our Line of Credit bears interest at variable rates, and therefore, cost approximates market value. At June 30, 2004, the fair value of our interest rate swaps was an asset of approximately $43,000.

Our operating results are affected by changes in interest rates, primarily as a result of our borrowings under the Line of Credit. If interest rates increased by 25 basis points, our interest expense would have increased by approximately $28,000, based on balances outstanding during the six months ended June 30, 2004.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



ITEM 4.  CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of the Company's management, including Phillip H. McNeill, Sr., the Company's Chief Executive Officer ("CEO") and J. Mitchell Collins, the Company's Chief Financial Officer ("CFO"). Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(b) Reports on Form 8-K -- During the period covered by this Quarterly Report on Form 10-Q, the Company filed the following Current Reports on Form 8-K:

         (1) Current Report on From 8-K dated January 20, 2004 and filed on January 20, 2004 (Items 5 and 12) announcing the resignation of Donald H. Dempsey as Executive Vice President, Chief Financial Officer, Secretary and Treasurer and director of the Company, as well as the hiring of J. Mitchell Collins as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company.

         (2) Current Report on Form 8-K dated February 17, 2004 and filed on February 17, 2004, (Items 7 and 12) announcing the Company's issuance of its earnings press release for the three and twelve months ended December 31, 2003.

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

         (5) Current Report on Form 8-K dated May 6, 2004 and filed on May 6, 2004 (Items 7 and 12) announcing the Company's issuance of its earnings press release for the three months ended March 31, 2004.

         (6) Current Report on Form 8-K dated May 13, 2004 and filed on May 13, 2004 (Item 5) announcing the voting results of its annual election of board members.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Equity Inns, Inc.



August 9, 2004                 By:  /s/J. Mitchell Collins
--------------                 -------------------------------------------------
    Date                       J. Mitchell Collins
                               Executive Vice President, Chief Financial Officer
                               (Principal Financial and Accounting Officer),
                               Secretary and Treasurer