Form 10-Q
period 2004-09-30
EQUITY INNS INC
filed 2004-11-09
CIK 916530

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
-----
  X             Quarterly Report Pursuant to Section 13 or 15(d) of
-----                    The Securities Exchange Act of 1934

For The Quarterly Period Ended                     Commission File Number
------------------------------                     ----------------------
     September 30, 2004                                  01-12073

                                EQUITY INNS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Tennessee                                                62-1550848
-------------------------------                             --------------------
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

         The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on November 4, 2004 was 50,707,972.

                                      1 of 43

                                EQUITY INNS, INC.

                                      INDEX


                                                                           PAGE

PART I.     Financial Information

   Item 1.  Financial Statements (unaudited)


          Condensed Consolidated Balance Sheets - September 30, 2004
            and December 31, 2003                                             3

          Condensed Consolidated Statements of Operations - For the
            three and nine months ended September 30, 2004 and 2003           4

          Condensed Consolidated Statements of Cash Flows - For the
            nine months ended September 30, 2004 and 2003                     5

          Notes to Condensed Consolidated Financial Statements                7


   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             22

   Item 3.    Quantitative and Qualitative Disclosures About
              Market Risk                                                     40

   Item 4.    Controls and Procedures                                         41


PART II.      Other Information

   Item 1.    Legal Proceedings                                               42

   Item 6.    Exhibits and Reports on Form 8-K                                42

PART I.  FINANCIAL INFORMATION
   ITEM 1.  FINANCIAL STATEMENTS



                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)


                                                                           September 30,            December 31,
                                                                               2004                     2003
                                                                           -------------            ------------
ASSETS
Investment in hotel properties, net                                          $741,241                $681,478
Assets held for sale                                                                -                  10,242
Cash and cash equivalents                                                      10,764                   8,201
Accounts receivable, net of doubtful accounts
  of $225 and $200, respectively                                                8,300                   5,069
Notes receivable, net                                                           4,306                   4,917
Deferred expenses, net                                                          8,983                   8,291
Deposits and other assets, net                                                 11,510                   6,083
                                                                             --------                --------

       Total assets                                                          $785,104                $724,281
                                                                             ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt                                                               $375,248                $329,774
Accounts payable and accrued expenses                                          31,245                  22,913
Distributions payable                                                           7,330                   6,939
Interest rate swaps                                                               566                     931
Minority interests in Partnership                                               7,761                   7,338
                                                                             --------                --------

       Total liabilities                                                      422,150                 367,895
                                                                             --------                --------

Commitments and Contingencies

Shareholders' equity:
Preferred stock (Series B), 8.75%, $.01 par value, 10,000,000
  shares authorized, 3,450,000 shares issued and outstanding                   83,524                  83,524
Common stock, $.01 par value, 100,000,000
  shares authorized, 46,199,162 and 43,305,827
  shares issued and outstanding                                                   462                     433
Additional paid-in capital                                                    487,868                 463,691
Treasury stock, at cost, 747,600 shares                                        (5,173)                 (5,173)
Unearned directors' and officers' compensation                                 (1,610)                   (123)
Distributions in excess of net earnings                                      (201,551)               (185,035)
Unrealized income (loss) on interest rate swaps                                 (566)                    (931)
                                                                             --------                --------

       Total shareholders' equity                                             362,954                 356,386
                                                                             --------                --------

Total liabilities and shareholders' equity                                   $785,104                $724,281
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

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                           For the Three Months             For the Nine Months
                                                            Ended September 30,              Ended September 30,
                                                        -------------------------        --------------------------
                                                          2004              2003            2004              2003
                                                        -------           -------        --------         --------
Revenue:
Room revenue                                            $67,809           $60,191        $182,832         $168,401
Other hotel revenue                                       3,289             2,934           8,976            8,385
Other revenue                                               119               120             327              483
                                                        -------           -------        --------         --------
    Total revenues                                       71,217            63,245         192,135          177,269
                                                        -------           -------        --------         --------

Operating expenses:
Direct hotel expenses                                    40,403            34,846         108,552           98,882
Other hotel expenses                                      2,392             2,175           6,733            6,230
Depreciation                                             10,263             9,583          29,596           28,751
Property taxes, rental expense and insurance              4,412             4,589          13,131           13,817
General and administrative expenses:
    Non-cash stock-based compensation                       162               128             484              393
    Other general and administrative expenses             1,669             1,756           5,368            5,228
                                                        -------           -------        --------         --------
    Total operating expenses                             59,301            53,077         163,864          153,301
                                                        -------           -------        --------         --------

Operating income                                         11,916            10,168          28,271           23,968

Interest expense, net                                     7,391             7,343          21,285           22,666
                                                        -------           -------        --------         --------

Income from continuing operations before
  minority interests and income taxes                     4,525             2,825           6,986            1,302
    Minority interests expense                              (97)               (7)            (52)              (9)
    Deferred income tax benefit                               -             1,454               -            4,755
                                                        -------           -------        --------         --------
Income from continuing operations                         4,428             4,272           6,934            6,048

Discontinued operations:
    Gain (loss) on sale of hotel properties                    -              (53)           (320)           1,222
    Loss on impairment of hotels held for sale                 -                -               -           (3,556)
    Income (loss) from operations of
        discontinued operations                             (20)              132            (136)             425
                                                        -------           -------        --------         --------
    Income (loss) from discontinued operations              (20)               79            (456)          (1,909)
                                                        -------           -------        --------         --------

Net income                                                4,408             4,351           6,478            4,139
Loss on redemption of Series A preferred stock                -             2,408               -            2,408
Preferred stock dividends                                 1,887             1,687           5,660            4,953
                                                        -------           -------        --------         --------

Net income (loss) applicable to common
    shareholders                                        $ 2,521           $   256        $    818         $ (3,222)
                                                        =======           =======        ========         ========

Net income (loss) per share data: Basic and
  diluted income (loss) per share:
    Continuing operations                               $  0.06           $  0.01        $   0.03         $  (0.03)
    Discontinued operations                                0.00              0.00           (0.01)           (0.05)
                                                        -------           -------        --------         --------

Net income (loss) per common share                      $  0.06           $  0.01        $   0.02         $  (0.08)
                                                        =======           =======        ========         ========

Weighted average number of common
    shares outstanding - basic and diluted               45,453            40,555          44,482           40,539
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

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                  For the Nine Months Ended
                                                                                        September 30,
                                                                                -----------------------------
                                                                                  2004                  2003
                                                                                -------               -------
Cash flows from operating activities:
  Net income                                                                    $ 6,478               $ 4,139
  Adjustments to net income provided by operating activities:
    (Gain) loss on sale of hotel properties                                         320                (1,222)
     Loss on impairment of hotels held for sale                                       -                 3,556
     Depreciation                                                                29,596                29,566
     Amortization of loan costs and franchise fees                                1,464                 2,013
     Amortization of mortgage premium                                              (228)                    -
     Stock-based or non-cash compensation                                           484                   393
     Deferred income tax benefit                                                      -                (5,089)
     Minority interests                                                              52                     9
     Provision for doubtful accounts                                                 25                     -
  Changes in operating assets and liabilities:
        Accounts receivable                                                      (3,256)               (2,212)
        Distributions payable                                                        26                     -
        Deposits and other assets                                                (5,427)               (2,453)
        Accounts payable and accrued expenses                                     8,774                  (799)
                                                                                -------               -------
               Net cash provided by operating activities                         38,308                27,901
                                                                                -------               -------

Cash flows from investing activities:
  Improvements and additions to hotel properties                                (15,393)              (10,094)
  Acquisition of hotel properties                                               (32,726)                    -
  Payments for franchise applications                                              (275)                    -
  Net proceeds from sale of hotel properties                                      9,141                13,625
  Proceeds from principal payments on notes receivable                            1,411                     -
                                                                                -------               -------
                Net cash provided by (used in) investing activities             (37,842)                3,531
                                                                                -------               -------

Cash flows from financing activities:
  Gross proceeds from public offering of common stock                            21,720                     -
  Gross proceeds from public offering of Series B preferred stock                     -                79,063
  Payment of offering expenses                                                     (359)               (2,680)
  Redemption of Series A preferred stock                                              -               (68,750)
  Distributions paid                                                            (23,100)              (21,337)
  Payments for loan costs                                                        (1,881)               (2,048)
  Proceeds from borrowings                                                       69,615                43,875
  Payments on long-term debt                                                    (63,898)              (54,041)
                                                                                -------               -------
                Net cash provided by (used in) financing activities               2,097               (25,918)
                                                                                -------               -------

Net increase in cash                                                              2,563                 5,514
Cash and cash equivalents at beginning of period                                  8,201                 5,916
                                                                                -------               -------

Cash and cash equivalents at end of period                                      $10,764               $11,430
                                                                                =======               =======

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

During the nine months ended September 30, 2004, we issued 36,113 shares of common stock upon redemption of Partnership units.

During the nine months ended September 30, 2004, we completed the purchase of nine hotels and assumed approximately $40.0 million in secured long-term debt, including approximately $3.7 million of a mortgage note premium. We also issued $1.3 million in Partnership units in conjunction with these acquisitions.

During the nine months ended September 30, 2004, we issued 10,254 shares of common stock at prices ranging from $8.73 to $9.95 per share to our independent directors in lieu of cash as compensation.

During the quarter ended September 30, 2004, we declared approximately $6.1 million in common stock and unit dividends. We paid these dividends on November 1, 2004. During the quarter ended September 30, 2004, we had approximately $1.3 million in declared but unpaid preferred stock dividends. We paid these dividends on October 29, 2004.

2003

During January 2003, we issued to one of our officers, 19,081 shares of common stock at $5.88 per share under the 1994 Stock Incentive Plan in lieu of cash as a performance bonus.

During the nine months ended September 30, 2003, we issued 51,521 shares of common stock upon redemption of Partnership units.

During the nine months ended September 30, 2003, we issued 11,823 shares of common stock at prices ranging from $5.82 to $7.53 per share to our independent directors in lieu of cash as compensation.

During the quarter ended September 30, 2003, we declared approximately $5.4 million in common stock and unit dividends. We paid these dividends on November 3, 2003. During the quarter ended September 30, 2003, we had approximately $1.0 million in declared but unpaid preferred stock dividends. We paid these dividends on October 31, 2003.




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

1.     Organization

       Equity Inns is a hotel real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at September 30, 2004 owned an approximate 97.3% interest in the Partnership.

       Our hotel properties are leased to our wholly-owned taxable REIT subsidiaries (the "TRS Lessees"). Our hotel properties are managed by independent third parties. At September 30, 2004, the independent managers of our hotels are as follows:

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

       existing franchise agreements with Prime to 2028 and the management agreements to 2010, as long as Prime continues to be in compliance with the minimum net operating income guarantees in the original agreements. For the three months ended September 30, 2004 and 2003, we recorded approximately $625,000 and $545,000, respectively, in minimum income guarantees from Prime as a reduction of our base management fee expense in the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2004 and 2003, we recorded approximately $3.2 million and $3.1 million, respectively, in minimum income guarantees from Prime as a reduction of our base management fee expense in the accompanying condensed consolidated statements of operations. The management contracts for our remaining hotels have terms ranging from one to ten years and generally provide for payment of management fees ranging from 1.5% to 3.0% of hotel revenues and an incentive fee consisting of a percentage of gross operating profits in excess of budget, as defined by the management agreements.

       These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with our financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The results of our operations for the current interim periods are not necessarily indicative of the results to be expected for the full year.

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

       Potential dilutive securities included in the Company's calculation of diluted earnings per share include shares issuable upon exercise of stock options. The majority of the options to purchase shares of our common stock that were outstanding during the three and nine months ended September 30, 2004 and 2003 were not included in the computation of diluted EPS because their effect would have been anti-dilutive.

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

3.     Investment in Hotel Properties

       During the nine months ended September 30, 2004, we invested approximately $74.0 million related to nine previously announced hotel acquisitions that were completed during the period. These hotels were developed by the McKibbon Hotel Group. We funded these acquisitions primarily through $21.4 million in net cash proceeds from an April 2004 issuance of 2.4 million shares of our common stock, the issuance of approximately 150,000 Partnership units valued at approximately $1.3 million, borrowings under our Line of Credit and the assumption of approximately $40.0 million in secured long-term debt, including approximately $3.7 million of a mortgage note premium as described in
       Note 5.

       The results of operations of these hotels were included in the Company's statement of operations from the respective dates acquired. The acquisitions that we completed are as follows for the nine months ended September 30, 2004:

                Hotel                          Location             Rooms      Date Acquired
       -------------------------      --------------------------    -----     ----------------
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

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------


3.     Investment in Hotel Properties, Continued

       Based on our estimate of fair value, we allocated the purchase price of these hotels as follows (in thousands):

                                                         Amount
                                                         -------

              Land                                       $ 7,767
              Buildings and improvements                  58,084
              Furniture and equipment                      8,135
                                                         -------

                                                         $73,986
                                                         =======

       We noted the following pro forma results assuming these acquisitions had occurred on January 1, 2003 (in thousands):


                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                 September 30,
                                                     ---------------------        -----------------------
                                                      2004           2003           2004           2003
                                                     -------       -------        --------       --------
       Revenues
         Equity Inns, as reported                    $71,217       $63,245        $192,135       $177,269
         Acquisitions                                      -         5,402           6,867         15,697
                                                     -------       -------        --------       --------

         Pro forma combined revenues                 $71,217       $68,647        $199,002       $192,966
                                                     =======       =======        ========       ========

       Net income (loss) applicable to
         common shareholders
         Equity Inns, as reported                    $ 2,521       $   256        $    818       $ (3,222)
         Acquisitions                                      -           752             237          1,859
                                                     -------       -------        --------       --------

         Pro forma combined net income (loss)        $ 2,521       $ 1,008        $  1,055       $ (1,363)
                                                     =======       =======        ========       ========

       Pro forma basic and diluted income (loss)
         per share                                   $  0.06       $  0.02        $   0.02       $  (0.03)
                                                     =======       =======        ========       ========

       Pro forma weighted average number of
         common shares outstanding - basic and
         diluted                                      45,453        42,955          45,393         42,939
                                                     =======       ========       ========       ========

       Note: These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had these acquisitions been completed on January 1, 2003, or of future results.

       During the nine months ended September 30, 2004, we invested $15.4 million to fund capital improvements in our hotels, including replacement of carpets, drapes, furniture and equipment, renovation of common areas and improvements of hotel exteriors. We expect to fund an aggregate of approximately $18.0 to $20.0 million throughout 2004 for capital improvements.

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

       During the nine months ended September 30, 2004, we sold three hotels for approximately $10.9 million, including approximately $9.1 million in cash (after selling costs of approximately $980,000) and an increase to an existing note receivable of $800,000. We utilized the net proceeds from these dispositions to pay down existing long-term debt. In conjunction with these sales, we recorded a loss of approximately $320,000 as part of discontinued operations in our accompanying condensed consolidated statement of operations.

       During the three months ended September 30, 2004, we experienced significant hurricane damage at one of our hotels, located in Jacksonville Beach, Florida. We are currently in the process of evaluating the cost to repair the hotel. We are also working with our insurer to determine the level of coverage that we are due under our insurance policy. Based on our current evaluation of the situation, we have not incurred a casualty loss as a result of this event. A gain, if any, as a result of this event will be recognized in our financial statements when realized.

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

4.     Notes Receivable

       Notes receivable consist of the following at September 30, 2004 and December 31, 2003 (in thousands):

                                            2004               2003
                                           ------             ------

       HM-NM, Inc.                         $4,306             $3,582
       Officers of the Company                  -              1,335
                                           ------             ------

                                           $4,306             $4,917
                                           ======             ======

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------




4.     Notes Receivable, Continued

       In November 2003, we sold our AmeriSuites hotel in Jacksonville, Florida to HM-NM, Inc. for a purchase price of approximately $6.0 million, $4.0 million of which was in the form of a 15-month note receivable bearing interest at 7.75% per annum. Additionally, in January 2004 we sold a Hampton Inn hotel located in Jacksonville, Florida to HM-NM, Inc. for a purchase price of approximately $5.0 million, including an additional $800,000 increase to the note receivable discussed above. The entire note is secured by the land, building and furniture and fixtures of the AmeriSuites hotel located at 8277 Western Way Circle, Jacksonville, Florida. Accordingly, as the sale of both hotels was negotiated concurrently, coupled with the initial minimum investment required by SFAS No. 66, "Accounting for Sales of Real Estate," we have deferred a gain of approximately $420,000 until we collect the note receivable.

       At various times from January 1998 to July 2002, we advanced loans to our executive officers for income taxes relating to annual bonuses taken in shares of our common stock and income taxes related to the taxable value of vested restricted stock. All notes were paid in full in July 2004 in accordance with their stated terms. We no longer provide loans to officers.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

5.     Debt

       The following details our debt outstanding at September 30, 2004 and December 31, 2003 (in thousands):

                                             Principal Balance
                                          ----------------------           Interest
                                          9/30/04       12/31/03             Rate                   Maturity
                                          -------       --------      -------------------           --------
       Commercial Mortgage Bonds
         Class A                          $      -      $  4,061      6.83%         Fixed           Nov 2006
         Class B                            46,493        50,600      7.37%         Fixed           Dec 2015
         Class C                            10,000        10,000      7.58%         Fixed           Feb 2017
                                          --------      --------
                                            56,493        64,661

       Line of Credit                       61,000        50,000      LIBOR plus    Variable        June 2006
                                                                      Percentage
       Mortgage                             89,765        91,009      8.37%         Fixed           July 2009
       Mortgage                             66,106        66,891      8.25%         Fixed           Nov 2010
       Mortgage                             34,228        34,612      8.25%         Fixed           Nov 2010
       Mortgage                             10,725        10,750      LIBOR plus
                                                                      285 pts.      Variable        Aug 2008
       Mortgage                              2,837         2,912      6.00%         Fixed           May 2008
       Mortgage                              5,241         5,431      10.00%        Fixed           Sept 2005
       Mortgage                              3,367         3,508      6.37%         Fixed           Nov 2016
       Mortgage                              6,299             -      8.70%         Fixed           Nov 2010
       Mortgage                              4,292             -      7.97%         Fixed           Oct 2007
       Mortgage                              5,289             -      7.97%         Fixed           Oct 2007
       Mortgage                              4,483             -      7.10%         Fixed           Sept 2008
       Mortgage                              3,809             -      8.04%         Fixed           Nov 2007
       Mortgage                              5,306             -      8.04%         Fixed           Nov 2007
       Mortgage                              3,175             -      9.375%        Fixed           April 2007
       Mortgage                              3,398             -      9.375%        Fixed           April 2007
       Mortgage                              5,984             -      5.83%         Fixed           July 2014
                                          --------      --------
                                           371,797       329,774
       Unamortized Mortgage
           Note Premium                      3,451             -
                                          --------      --------

                                          $375,248      $329,774
                                          ========      ========


       Related to our hotel acquisitions completed during the nine months ended September 30, 2004, we assumed approximately $36.3 million of long-term debt with various interest rates and maturities through 2010. In accounting for these acquisitions at estimated fair value, including the corresponding long-term debt assumed, we recorded approximately $3.7 million of a mortgage note premium in the accompanying balance sheet. This premium will be amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

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

       as determined by our quarterly leverage and the facility matures in June 2006 but may be extended at our option for an additional year. At September 30, 2004, the interest rate on our Line of Credit was LIBOR (1.84% at September 30, 2004) plus 2.75%. Fees ranging from .45% to .60% per annum, as determined by our ratio of total indebtedness to EBITDA, are paid quarterly on the unused portion of our Line of Credit. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a test for cash available for dividend payouts, a fixed charge test and a leverage test, among other covenants. At September 30, 2004, we were in compliance with all covenants required by our Line of Credit.

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

       Our Line of Credit has a stated borrowing capacity of $110.0 million. This capacity is further limited to a stated percentage of the appraised value of the assets pledged as collateral. Additionally, since the completion of our Line of Credit, we have sold certain of our hotels that served as collateral under this facility. Accordingly, at September 30, 2004, we had a borrowing capacity of $100.6 million under our Line of Credit.

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

7.     Comprehensive Income

       SFAS No. 130, "Reporting Comprehensive Income," requires the disclosure of the components included in comprehensive income (loss). For the nine months ended September 30, 2004, we recorded comprehensive income of approximately $6.9 million, comprised of net income of approximately $6.5 million and an unrealized gain on our interest rate swap of approximately $365,000.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

8.     Income Taxes

       The Company's income tax benefit related to our TRS Lessees consists of the following for the three and nine months ended September 30 (in thousands):

                                                     Three Months Ended          Nine Months Ended
                                                        September 30,              September 30,
                                                    ---------------------       -------------------
                                                    2004            2003          2004        2003
                                                    ----           ------       ------       ------
           Deferred tax benefit:
               Federal                              $796           $1,431       $2,823       $4,553
               State                                  94              168          332          536
                                                    ----           ------       ------       ------
                                                     890            1,599        3,155        5,089
               Less valuation allowance             (890)               -       (3,155)           -
                                                    ----           ------       ------       ------

               Total                                $  -           $1,599       $    -       $5,089
                                                    ====           ======       ======       ======


       The TRS Lessees' deferred income tax asset of approximately $19.9 million is comprised primarily of the benefit of net operating loss carryforwards that expire beginning in December 2021. At year-end 2003, we determined that a valuation allowance was necessary for the entire deferred income tax asset. We continue to believe that it is more likely than not that the Company will not be able to realize our deferred income tax asset, and thus we have recorded a valuation allowance for the current balance. If we determine that the Company will be able to realize all or part of our net deferred tax asset in the future, an adjustment to the valuation allowance would be charged to income in the periods such determination was made.

9.     Discontinued Operations

       In 2002, we adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 established criteria beyond that previously specified in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," to determine when a long-lived asset is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. Due to the adoption of SFAS No. 144, we now report as discontinued operations any assets held for sale (as defined by SFAS No.
       144), and assets sold during the periods presented. We identify and assess discontinued operations at the individual hotel operating level because we can identify cash flows at this level. All results of these discontinued operations, less applicable income taxes, are included as a separate component of income in our accompanying condensed consolidated statements of operations. This change has resulted in certain reclassifications of the previously reported statements of operations for the three and nine months ended September 30, 2003.

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

       During the nine months ended September 30, 2004, we sold three hotels for approximately $10.9 million, including approximately $9.1 million in cash (after selling costs of approximately $980,000) and an increase to an existing note receivable of $800,000. The hotels sold were a 97-room Hampton Inn located in Sarasota, Florida, a 122-room Hampton Inn located in Jacksonville, Florida, and a 141-room Comfort Inn located in Arlington, Texas. The average age of these hotels was approximately 17 years. We utilized the net proceeds from these dispositions to pay down existing long-term debt.

       These sales represent the last of our hotels that were classified as discontinued operations. The operations of these hotels are included in the statement of operations under the heading, "Loss from discontinued operations." The components of income (loss) from discontinued

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

9.     Discontinued Operations, Continued

       operations are as follows for the three and nine months ended September 30, 2004 and 2003 (in thousands):

                                                   Three Months Ended                  Nine Months Ended
                                                      September 30,                      September 30,
                                                 -----------------------            -----------------------
                                                 2004              2003             2004             2003
                                                 -----            ------            -----           -------
       Revenue:
          Room revenue                           $   -            $1,603            $ 324           $ 5,851
          Other hotel revenue                        -                67               14               228
       Operating Costs:
          Direct hotel expenses                    (18)           (1,227)            (399)           (3,988)
          Other hotel expenses                      (2)              (54)             (28)             (201)
          Depreciation                               -               (79)               -              (815)
          Property taxes, rental expense
             and  insurance                          -              (146)             (28)             (448)
          Amortization of franchise fees             -                 -                -                (6)
          Interest expense                           -              (177)             (19)             (530)
          Deferred income tax benefit                -               145                -               334
                                                  ----            ------            -----           -------

          Income (loss) from operations
              of discontinued operations           (20)              132             (136)              425

       Gain (loss) on sale of hotel properties       -               (53)            (320)            1,222
       Loss on impairment of hotels held
           for sale                                  -                 -                -            (3,556)
                                                  ----            ------            -----           -------

          Income (loss) from discontinued
              operations                          $(20)           $   79            $(456)          $(1,909)
                                                  ====            ======            =====           =======

       In November 2003, we sold our AmeriSuites hotel in Jacksonville, Florida for $6.0 million, including the assumption of a $4.0 million 15-month note receivable bearing interest at 7.75% per annum. This sale was negotiated concurrently with the January 2004 sale of our Hampton Inn hotel in Jacksonville, Florida, as discussed above. As part of the Hampton Inn sale, we increased our note receivable to $4.8 million. The entire $4.8 million note receivable is collateralized by the AmeriSuites hotel sold. Given the initial minimum investment required by SFAS No. 66, "Accounting for Sales of Real Estate," we have deferred a gain of approximately $420,000 until we collect the note receivable under the cost recovery method of income recognition.

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

       We maintain agreements with certain senior officers that provide for severance payments in the event of a change in control of Equity Inns. At September 30, 2004, the maximum amount that would be payable under all agreements, if a change of control occurred, would be approximately $7.0 million.

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

12.    Subsequent Events

       On October 19, 2004, we completed an offering of approximately 5.3 million shares of common stock that resulted in net proceeds of approximately $49.5 million. The proceeds were used to partially fund the previously announced acquisitions of five hotels in southern Florida, with the remaining proceeds being utilized for general corporate purposes, further acquisitions and to pay down our Line of Credit. Additionally, the offering is subject to an underwriters' 30-day over-allotment of an additional 787,500 shares of common stock.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

12.    Subsequent Events, Continued

       On October 21, 2004, we completed an acquisition of five hotels in southern Florida. These hotels have an average age of five years and contain an aggregate of 587 rooms. These properties consist of a 94-room Hampton Inn in Boca Raton, a 106-room Hampton Inn in Deerfield Beach, a 116-room Hampton Inn in Palm Beach Gardens, a 161-room Hampton Inn & Suites in Boynton Beach and a 110-room Hampton Inn in West Palm Beach. The total purchase price for these five hotels is approximately $73.9 million, which we funded through a fixed rate mortgage loan in the amount of $40.6 million and proceeds from our October 2004 common stock offering discussed above. The loan bears interest at an annual rate of 5.64%. Under the terms of the loan, the promissory note matures on November 1, 2024, although the lender has a call option on November 1, 2014 and November 1, 2019, at which time all outstanding principal and interest would be due in full.

       On October 28, 2004, we announced an agreement to purchase four additional hotels from the McKibbon Hotel Group. These hotels represent two Courtyards by Marriott in Knoxville, Tennessee and Mobile, Alabama, a Residence Inn by Marriott in Macon, Georgia and our first Springhill Suites by Marriott in Asheville, North Carolina. The hotels represent 322 rooms and have an average age of seven years. The total purchase price is approximately $28.5 million and the transaction, subject to the completion of our customary due diligence, is expected to close by March 31, 2005. We plan to fund these acquisitions through the assumption of $13.0 million in long-term secured debt and borrowings under our Line of Credit.

       On November 1, 2004, we completed our acquisition of two additional hotels. These properties consist of a 93-room Courtyard by Marriott in Dalton, Georgia and our first 112- room Hilton Garden Inn in Louisville, Kentucky. The hotels represent 205 rooms and have an average age of five years. The total purchase price for these hotels is $14.4 million, which we funded through proceeds from our October 2004 common stock offering.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, "may", "believes", "estimates", "projects", "plans", "intends", "will", "anticipates", "expects" and words of similar import. Such forward-looking statements relate to future events, the future financial performance of our Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following: the ability of the Company to cope with domestic economic and political disruption and Federal and state governmental regulations or war, terrorism, states of emergency or similar activities; risk associated with debt financing; risks associated with the hotel and hospitality industry; the ability of the Company to successfully implement our operating strategy; availability of capital; changes in economic cycles; competition from other hospitality companies; and changes in the laws and government regulations applicable to us. Readers should specifically consider the various factors identified, or incorporated by reference in this report including, but not limited to those discussed in our Current Report on Form 8-K filed March 11, 2004, and in any other documents filed by us with the Securities and Exchange Commission that could cause actual results to differ from those implied by the forward-looking statements. We undertake no obligation and do not intent to publicly update or revise any forward-looking statements contained herein to reflect future events or developments, whether as a result of new information, future events or otherwise.

BACKGROUND

Equity Inns is a Memphis-based, self-advised hotel real estate investment trust ("REIT") primarily focused on the upscale extended stay, all-suite, midscale limited-service and full service segments of the hotel industry. The Company, through its wholly owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at September 30, 2004 owned an approximate 97.3% interest in the Partnership. The Partnership and its affiliates lease all of our hotels to wholly-owned taxable REIT subsidiaries of the Company (the "TRS Lessees").

We commenced operations on March 1, 1994 upon completion of our initial public offering and the simultaneous acquisition of eight Hampton Inn hotels with 995 rooms. Over the past ten years, we have grown with a focus on both geographic and brand diversity. We believe that diversity in our asset portfolio reduces operational variance from year-to-year and results in less volatility as compared to the overall hotel industry.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



BACKGROUND, Continued

The following table illustrates our geographic presence by the number of hotels and rooms at September 30, 2004.

           Region                   Hotels         Rooms/Suites
      ------------------            ------         ------------

      East North Central              14              1,889
      East South Central              15              1,702
      Middle Atlantic                  6                827
      Mountain                        10              1,285
      New England                      5                605
      Pacific Northwest                2                329
      South Atlantic                  30              3,526
      West North Central               7                830
      West South Central              10              1,401
                                      --             ------

                                      99             12,394
                                      ==             ======

We believe that geographic diversity helps to limit our exposure to any one market. At September 30, 2004, we owned a geographically diverse portfolio of 99 hotels with 12,394 rooms located in 34 states. Additionally, our property mix is spread between suburban and urban locations, helping to insulate us from various economic climates, including a depressed business travel climate.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


BACKGROUND, Continued

The following chart summarizes information regarding our franchise diversity at September 30, 2004:

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
                                                   ==               ======

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


BACKGROUND, Continued

The following table sets forth certain information for the three and nine months ended September 30, 2004 and September 30, 2003 with respect to our hotels:

                                         Three Months Ended September 30, 2004 (1)   Three Months Ended September 30, 2003 (1)
                                         -----------------------------------------  -------------------------------------------
                                                                       Revenue                                     Revenue
                      Number    Number                    Average       Per                           Average        Per
                       of        of                        Daily      Available                        Daily       Available
Brand                 Hotels    Rooms      Occupancy       Rate        Room (2)         Occupancy       Rate        Room (2)
-----                --------  -------     ---------      -------     ---------         ---------     -------      ---------

Hampton Inn             45       5,686       69.0%        $73.25        $50.51            68.3%       $71.25        $48.67
AmeriSuites             18       2,291       73.5%        $72.79        $53.53            73.9%       $69.79        $51.59
Residence Inn           16       1,751       84.2%        $96.58        $81.29            84.5%       $93.82        $79.25
Homewood Suites          9       1,295       81.5%       $100.81        $82.20            77.8%       $98.69        $76.73
Courtyard by Marriott    5         533       75.2%        $95.74        $72.00            73.1%       $93.82        $68.57
Holiday Inn              4         557       65.3%        $67.07        $43.77            63.1%       $67.05        $42.30
Comfort Inn              2         281       70.1%        $87.39        $61.22            78.3%       $84.67        $66.32
                       ---      ------       -----        ------        ------            -----       ------        ------

                        99      12,394       73.4%        $81.21        $59.61            72.8%       $78.89        $57.45
                        ==      ======       =====        ======        ======            =====       ======        ======


                                         Nine Months Ended September 30, 2004 (1)     Nine Months Ended September 30, 2003 (1)
                                         ---------------------------------------    -------------------------------------------
                                                                       Revenue                                     Revenue
                      Number    Number                    Average       Per                           Average        Per
                       of        of                        Daily      Available                        Daily       Available
Brand                 Hotels    Rooms      Occupancy       Rate        Room (2)         Occupancy       Rate        Room (2)
-----                --------  -------     ---------      -------     ---------         ---------     -------      ---------

Hampton Inn             45      5,686        65.1%        $71.96        $46.86            64.7%       $70.56        $45.68
AmeriSuites             18      2,291        68.8%        $72.96        $50.21            70.9%       $69.51        $49.31
Residence Inn           16      1,751        80.2%        $92.47        $74.16            80.2%       $90.64        $72.69
Homewood Suites          9      1,295        78.5%       $102.02        $80.06            76.3%       $99.46        $75.85
Courtyard by Marriott    5        533        75.2%        $93.78        $70.48            75.0%       $89.98        $67.52
Holiday Inn              4        557        60.8%        $66.21        $40.22            56.2%       $67.43        $37.86
Comfort Inn              2        281        72.5%        $87.26        $63.28            72.4%       $86.90        $62.87
                        --     ------        -----        ------        ------            -----       ------        ------

                        99     12,394        69.8%        $80.17        $55.92            69.5%       $78.13        $54.31
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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



BACKGROUND, Continued

Homewood Suites by Hilton:
   A premier upscale extended stay hotel, focusing on extended stay, corporate transient and family travelers. Rated the #1 extended stay hotel brand by JD Powers in 2004.

Hampton Inn by Hilton:
   A premier midscale without food and beverage hotel chain with over 1,000 locations.

Residence Inn by Marriott:
   A premier upscale extended stay hotel, focusing on extended stay, corporate transient and family travelers. Rated the #3 extended stay hotel brand by JD Powers in 2004.

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

In order to qualify as a REIT, we cannot operate hotels and, consequently, we outsource the management of our hotels to leading independent management companies. By utilizing third-party managers with relatively short-term contracts providing for strong operating incentive management fees, we believe that we have better control over the operating results of our hotels. At September 30, 2004, our hotel managers are as follows:

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
                                                      --

                                                      99
                                                      ==

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


BACKGROUND, Continued

GROWTH STRATEGY

The Company's business objectives are to increase funds from operations and dividends, while enhancing shareholder value primarily through (i) aggressive asset management and the strategic investment of capital in its diversified hotel portfolio, primarily with mid-scale and upscale properties in strategic urban and suburban areas, (ii) selectively acquiring hotels that have been underperforming due to the lack of sufficient capital improvements, poor management or franchise affiliation, and (iii) selectively disposing of hotels that have reached their earnings potential or may, in management's judgment, suffer adverse changes in their local market, or require large capital outlays. This process is ongoing, and activity could potentially increase given a more fluid marketplace.

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

SEASONALITY

Our operations historically have been seasonal in nature, generally reflecting higher occupancy rates and RevPAR during the second and third quarters. This seasonality can be expected to cause fluctuations in our quarterly operating results. To the extent that cash flows from our hotel operations are insufficient to fund our operating or investing requirements or dividend distributions, we may fund seasonal-related shortfalls with borrowings under our Line of Credit.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

RESULTS OF OPERATIONS

                                       For the Three Months Ended                      For the Nine Months Ended
                               -------------------------------------------     -------------------------------------------
                               September 30,          September 30,            September 30,          September 30,
(in thousands)                     2004         %          2003        %             2004       %           2003        %
                               -------------   ----   -------------  -----     -------------   ----   -------------   ----
Hotel revenues                    $71,098      99.8      $63,125      99.8       $191,808      99.8    $176,786       99.7
Other revenue                         119        .2          120        .2            327        .2         483         .3
                                 --------      ----      -------      ----       --------      ----    --------       ----

Total revenues                     71,217     100.0       63,245     100.0        192,135     100.0     177,269      100.0

Hotel expenses                     42,795      60.1       37,021      58.5        115,285      60.0     105,112       59.3
Depreciation                       10,263      14.4        9,583      15.1         29,596      15.4      28,751       16.2
Property taxes, rental expense
   and insurance                    4,412       6.2        4,589       7.3         13,131       6.8      13,817        7.8
General and
   administrative                   1,831       2.6        1,884       3.0          5,852       3.1       5,621        3.2
                                  -------   -------      -------      ----       --------     -----   ---------       ----

Operating income                  $11,916      16.7      $10,168      16.1       $ 28,271      14.7    $ 23,968       13.5
                                  =======    ======      =======      ====       ========     =====    ========       ====

Comparison of the Company's operating results for the three months ended September 30, 2004 and 2003.

Revenues

Our hotel revenues of approximately $71.1 million in 2004 increased approximately $8.0 million, or 12.7%, as compared to approximately $63.1 million in 2003. After eliminating revenues of approximately $5.8 million related to our hotel acquisitions for 2004, our same-store hotel revenues increased by approximately $2.2 million in 2004 as compared to 2003. This increase was primarily due to a RevPAR increase of 3.4%, driven by an increase in our ADR from $77.76 to $80.17, and an increase of 28 basis points in occupancy to 72.7%.

Other revenue of $119,000 in 2004 was relatively flat as compared to 2003.

Operating Expenses

Hotel expenses of approximately $42.8 million in 2004 increased approximately $5.8 million, or 15.7%, as compared to approximately $37.0 million in 2003. After eliminating expenses of approximately $3.2 million related to our hotel acquisitions for 2004, our same-store hotel expenses increased by approximately $2.6 million in 2004 as compared to 2003, primarily due to an increase in payroll and related benefits of approximately $1.0 million, an increase in franchise fees, management fees and loyalty programs of approximately $400,000, an increase in enhanced complimentary hot breakfasts of approximately $260,000, an increase in expenses related to high speed internet access of approximately $100,000, an increase in travel agent commissions and credit card fees of approximately $290,000, an increase in maintenance costs of approximately $190,000 and an increase in utility costs of approximately $210,000. Hotel expenses as a percentage of hotel revenues were 60.2% in 2004 and 58.6% in 2003.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


RESULTS OF OPERATIONS, Continued

Depreciation expense of approximately $10.3 million in 2004 increased approximately $700,000, or 7.3%, as compared to approximately $9.6 million in 2003, primarily due to increased depreciation expense related to our hotel acquisitions.

Property taxes, rental expense and insurance of approximately $4.4 million in 2004 decreased approximately $200,000, or 4.4%, as compared to approximately $4.6 million in 2003, primarily due to a decrease in same-store property taxes of approximately $530,000, partially offset by an increase in property taxes of approximately $185,000 related to our hotel acquisitions and an increase in overall insurance costs of approximately $155,000.

General and administrative expenses of approximately $1.8 million in 2004 were relatively flat as compared to 2003.

Operating Income

For 2004, we recorded operating income of approximately $11.9 million as compared to operating income of approximately $10.2 million in 2003. The principal components of the change in operating income for 2004 as compared to 2003 was an increase in same-store revenues of approximately $2.2 million, an increase in net operating income related to our hotel acquisitions of approximately $1.5 million, a decrease in same-store property taxes, rental expense and insurance of approximately $460,000, partially offset by an increase in same-store hotel expenses of approximately $2.6 million.

Comparison of the Company's operating results for the nine months ended September 30, 2004 and 2003.

Revenues

Our hotel revenues of approximately $191.8 million in 2004 increased approximately $15.0 million, or 8.5%, as compared to approximately $176.8 million in 2003. After eliminating revenues of approximately $9.7 million related to our hotel acquisitions in 2004, our same-store hotel revenues increased by approximately $5.3 million in 2004 as compared to 2003. This increase was primarily due to a RevPAR increase of 2.7%, driven by an increase in our ADR from $77.17 to $79.10 and an increase of 16 basis points in occupancy to 69.0%, and also includes approximately $500,000 of increased hotel revenues due to the effect of the 2004 leap year as compared to 2003.

Other revenue of $327,000 in 2004 decreased $156,000, or 32.3%, as compared to $483,000 in 2003, primarily due to a decrease in joint venture income, travel agent rebates and interest income.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


RESULTS OF OPERATIONS, Continued

Operating Expenses

Hotel expenses of approximately $115.3 million in 2004 increased approximately $10.2 million, or 9.7%, as compared to approximately $105.1 million in 2003. After eliminating expenses of approximately $5.1 million related to our hotel acquisitions in 2004, our same-store hotel expenses increased by approximately $5.1 million in 2004 as compared to 2003, primarily due to an increase in payroll and related benefits of approximately $2.5 million, an increase in loyalty programs of approximately $330,000, an increase in enhanced complimentary hot breakfasts of approximately $500,000, an increase in expenses related to high speed internet access of approximately $200,000, an increase in travel agent commissions and credit card fees of approximately $410,000 and an increase in utility costs of approximately $485,000. Hotel expenses as a percentage of hotel revenues were 60.1% in 2004 and 59.5% in 2003.

Depreciation expense of approximately $29.6 million in 2004 increased approximately $800,000, or 2.8%, as compared to approximately $28.8 million in 2003, primarily due to increased depreciation expense related to our hotel acquisitions.

Property taxes, rental expense and insurance of approximately $13.1 million in 2004 decreased approximately $700,000, or 5.1%, as compared to approximately $13.8 million in 2003, primarily due to lower same-store property taxes of approximately $1.1 million, partially offset by an increase in property taxes of approximately $320,000 related to our hotel acquisitions.

General and administrative expenses of approximately $5.9 million in 2004 increased approximately $300,000, or 5.4%, as compared to approximately $5.6 million in 2003. This increase was primarily due to severance and relocation costs of approximately $155,000, an increase in travel expenses of approximately $75,000, an increase in non-cash stock-based compensation of approximately $90,000 and a write-off of telephone equipment of approximately $60,000, offset by a decrease in professional fees of approximately $90,000.

Operating Income

For 2004, we recorded operating income of approximately $28.3 million as compared to operating income of approximately $24.0 million in 2003. The principal components of the change in operating income for 2004 as compared to 2003 was an increase in same-store revenues of approximately $5.3 million, an increase of approximately $2.6 million in net operating income related to our hotel acquisitions, a decrease in same-store property taxes, rental expense and insurance of approximately $1.2 million, partially offset by an increase in same-store hotel expenses of approximately $5.1 million and an increase in general and administrative expenses of approximately $225,000.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


LIQUIDITY AND CAPITAL RESOURCES

Equity Inns' principal source of cash to meet our operating requirements, including distributions to our shareholders and repayments of indebtedness, is from our hotels' results of operations. For the nine months ended September 30, 2004, net cash flows provided by our operating activities was approximately $38.3 million. We currently expect that our operating cash flows will be sufficient to fund our continuing operations, including our required debt service obligations and distributions to shareholders required to maintain our REIT status. We expect to fund any short-term liquidity requirements above our operating cash flows through short-term borrowings under our Line of Credit. In 2003, we entered into our collateralized Line of Credit for $110.0 million, subject to certain restrictions. Borrowings under the Line of Credit bear interest at LIBOR plus 2.25% to 3.0% per annum as determined by our quarterly leverage, and this facility matures in June 2006 but may be extended at our option for an additional year. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a test for cash available for dividend payouts, a fixed charge test and a leverage test, among other covenants. At September 30, 2004, we had the ability to borrow an additional $39.0 million under our Line of Credit. At September 30, 2004, we had approximately $10.8 million of cash and cash equivalents.

We may make additional investments in hotel properties and may incur indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Internal Revenue Code of 1986 to the extent that working capital and cash flows from our investments are insufficient to make such distributions. Our Board has adopted a policy limiting aggregate indebtedness to 45% of our investment in hotel properties, at cost, after giving effect to our use of proceeds from any indebtedness. This policy may be amended at any time by the Board without shareholder vote. Our consolidated indebtedness was 37.5% of our investments in hotels, at original cost, at September 30, 2004.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

LIQUIDITY AND CAPITAL RESOURCES, Continued

The following details our debt outstanding at September 30, 2004 and December 31, 2003 (in thousands):

                                              Principal Balance
                                          ----------------------            Interest
                                           9/30/04      12/31/03              Rate                  Maturity
                                          --------      --------      -------------------           --------
       Commercial Mortgage Bonds
         Class A                          $      -      $  4,061      6.83%         Fixed           Nov 2006
         Class B                            46,493        50,600      7.37%         Fixed           Dec 2015
         Class C                            10,000        10,000      7.58%         Fixed           Feb 2017
                                          --------      --------
                                            56,493        64,661

       Line of Credit                       61,000        50,000      LIBOR plus    Variable        June 2006
                                                                      Percentage
       Mortgage                             89,765        91,009      8.37%         Fixed           July 2009
       Mortgage                             66,106        66,891      8.25%         Fixed           Nov 2010
       Mortgage                             34,228        34,612      8.25%         Fixed           Nov 2010
       Mortgage                             10,725        10,750      LIBOR plus
                                                                      285 pts.      Variable        Aug 2008
       Mortgage                              2,837         2,912      6.00%         Fixed           May 2008
       Mortgage                              5,241         5,431      10.00%        Fixed           Sept 2005
       Mortgage                              3,367         3,508      6.37%         Fixed           Nov 2016
       Mortgage                              6,299             -      8.70%         Fixed           Nov 2010
       Mortgage                              4,292             -      7.97%         Fixed           Oct 2007
       Mortgage                              5,289             -      7.97%         Fixed           Oct 2007
       Mortgage                              4,483             -      7.10%         Fixed           Sept 2008
       Mortgage                              3,809             -      8.04%         Fixed           Nov 2007
       Mortgage                              5,306             -      8.04%         Fixed           Nov 2007
       Mortgage                              3,175             -      9.375%        Fixed           April 2007
       Mortgage                              3,398             -      9.375%        Fixed           April 2007
       Mortgage                              5.984             -      5.83%         Fixed           July 2014
                                          --------      --------
                                           371,797       329,774
       Unamortized Mortgage
           Note Premium                      3,451             -
                                          --------      --------

                                          $375,248      $329,774
                                          ========      ========

In 2003, we entered into an interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2008. The agreement effectively fixes the interest rate on the first $25.0 million of floating rate debt outstanding under our Line of Credit at a rate of 3.875% per annum plus the interest rate spread on our Line of Credit, or 6.63% at September 30, 2004, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

In 2003, we entered into an additional interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2006. The agreement effectively fixes the interest rate on the second $25.0 million of floating rate debt outstanding under

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



LIQUIDITY AND CAPITAL RESOURCES, Continued


our Line of Credit at a rate of 3.22% per annum plus the interest rate spread on our Line of Credit, or 5.97% at September 30, 2004, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

During the nine months ended September 30, 2004, we purchased nine hotels for approximately $74.0 million related to previously announced acquisitions. We funded these acquisitions primarily through $21.4 million in net cash proceeds from an April 2004 issuance of 2.4 million shares of our common stock, the issuance of approximately 150,000 Partnership units valued at approximately $1.3 million, our Line of Credit and the assumption of approximately $40.0 million in secured long- term debt. Included in our debt assumption is a mortgage note premium of approximately $3.7 million to record the debt at its estimated fair value. This premium will be amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

During the nine months ended September 30, 2004, we invested $15.4 million to fund capital improvements in our hotels, including replacement of carpets, drapes, furniture and equipment, renovation of common areas and improvements of hotel exteriors. We expect to fund an aggregate of approximately $18.0 to $20.0 million throughout 2004 for capital improvements. We intend to fund such improvements out of our cash flows from operations, current cash balances and borrowings under our Line of Credit. Under our franchise agreements, we are periodically required to make capital improvements in order to maintain our brand standards. Additionally, under certain of our loan covenants, we are generally obligated to fund 4% of total hotel revenues per quarter on a cumulative basis, to a separate room renovation account for replacement of furniture, fixtures and equipment, maintenance, and capital improvements for our hotels. For 2004, we expect that amounts expended will exceed, in the aggregate, the amount required under the loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts. We currently have one lender that could require us to deposit approximately $1.0 million into an escrow account, but the lender has thus far decided not to trigger the escrow funding based on our future capital improvement plans for the individual hotels.

During the nine months ended September 30, 2004, we sold three hotels for approximately $10.9 million, including approximately $9.1 million in cash (after selling costs of approximately $980,000) and an increase to an existing note receivable of $800,000. We utilized the net proceeds to pay down existing long-term debt.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


LIQUIDITY AND CAPITAL RESOURCES, Continued

During the three months ended September 30, 2004, we experienced significant hurricane damage at one of our hotels, located in Jacksonville Beach, Florida. We are currently in the process of evaluating the cost to repair the hotel. We are also working with our insurer to determine the level of coverage that we are due under our insurance policy. Based on our current evaluation of the situation, we have not incurred a casualty loss as a result of this event. A gain, if any, as a result of this event will be recognized in our financial statements when realized.

REITs are subject to a number of organizational and operational requirements. For example, for federal income tax purposes, a REIT, and therefore the Company, is required to pay distributions of at least 90% of its taxable income to our shareholders. We intend to pay these distributions from operating cash flows. During the nine months ended September 30, 2004, our Partnership distributed an aggregate of $17.9 million to its limited partners, or $.13 per unit per quarter (including $17.4 million of distributions to the Company to fund distributions to our shareholders of $.13 per share per quarter). We expect to make future quarterly distributions to our shareholders. The amount of our future distributions will be based upon quarterly operating results, economic conditions, capital requirements, the Internal Revenue Code's annual distribution requirements, leverage restrictions imposed by our Line of Credit and other factors which our Board deems relevant.

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

The following reconciliation of net income to FFO, applicable to common shareholders, illustrates the difference in these measures of operating performance (in thousands):

                                                            For the Three Months      For the Nine Months
                                                            Ended September 30,       Ended September 30,
                                                           ---------------------      -------------------
                                                            2004           2003        2004         2003
                                                           -------        ------      -------     -------
Net income (loss) applicable to common shareholders        $ 2,521        $  256      $   818     $(3,222)

Add:
    (Gain) loss on sale of hotel properties                      -            53          320      (1,222)
    Minority interests expense                                  97             7           52           9
    Depreciation                                            10,263         9,583       29,596      28,751
    Depreciation from discontinued operations                    -            79            -         815
                                                           -------        ------      -------     -------

Funds From Operations (FFO) (1)                            $12,881        $9,978      $30,786     $25,131
                                                           =======        ======      =======     =======

Weighted average number of diluted common
    shares and Partnership units outstanding                46,709        41,699       45,663      41,694
                                                           =======        ======      =======     =======


(1) For the three months ended September 30, 2003, FFO includes a non-cash deferred income tax benefit of approximately $1.6 million and a loss on redemption of Series A preferred stock of approximately $2.4 million. For the nine months ended September 30, 2003, FFO includes a non-cash deferred income tax benefit of approximately $5.1 million and a non-cash loss on impairment of hotels held for sale of approximately $3.6 million and a loss on redemption of Series A preferred stock of approximately $2.4 million.

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

OTHER DEVELOPMENTS

Acquisitions

In late 2003 and early 2004, we announced our intent to purchase nine hotels from the McKibbon Hotel Group. All of these transactions closed by June 30, 2004. The total purchase price for the nine hotels was approximately $74.0 million, including the assumption of approximately $40.0 million in secured long-term debt, and we funded approximately $34.0 million of the purchase price through borrowings under our Line of Credit, the net cash proceeds from an April 2004 issuance of 2.4 million shares of our common stock and the issuance of approximately 150,000 Partnership units. The average age of these nine hotels is seven years.

The acquisitions that we completed are as follows for the nine months ended September 30, 2004:


             Hotel                         Location           Rooms         Date Acquired
    -------------------------     -------------------------   -----       ----------------
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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

OTHER DEVELOPMENTS, Continued

In July 2004, we entered into two agreements to purchase seven hotels. These hotels represent five upscale Hampton Inns (including a Hampton Inn & Suites) in southern Florida, a Courtyard by Marriott in Georgia and our first Hilton Garden Inn in Kentucky. The total purchase price is approximately $88.3 million.

On October 21, 2004, we completed our acquisition of the five hotels in southern Florida. These hotels have an average age of five years and contain an aggregate of 587 rooms. These properties consist of a 94-room Hampton Inn in Boca Raton, a 106-room Hampton Inn in Deerfield Beach, a 116-room Hampton Inn in Palm Beach Gardens, a 161-room Hampton Inn & Suites in Boynton Beach and a 110-room Hampton Inn in West Palm Beach. The total purchase price for these five hotels is approximately $73.9 million, which we funded through a fixed rate mortgage loan in the amount of $40.6 million and proceeds from our October 2004 common stock offering. The loan bears interest at an annual rate of 5.64%. Under the terms of the loan, the promissory note matures on November 1, 2024, although the lender has a call option on November 1, 2014 and November 1, 2019, at which time all outstanding principal and interest would be due in full.

On October 28, 2004, we announced an agreement to purchase four additional hotels from the McKibbon Hotel Group. These hotels represent two Courtyards by Marriott in Knoxville, Tennessee and Mobile, Alabama, a Residence Inn by Marriott in Macon, Georgia and our first Springhill Suites by Marriott in Asheville, North Carolina. The hotels represent 322 rooms and have an average age of seven years. The total purchase price is approximately $28.5 million and the transaction, subject to the completion of our customary due diligence, is expected to close by March 31, 2005. We plan to fund these acquisitions through the assumption of $13.0 million in long-term secured debt and borrowings under our Line of Credit.

On November 1, 2004, we completed our acquisition of the remaining two hotels. These properties consist of a 93-room Courtyard by Marriott in Dalton, Georgia and a 112-room Hilton Garden Inn in Louisville, Kentucky. These hotels represent 205 rooms and have an average age of five years. The total purchase price for these hotels is $14.4 million, which we funded through proceeds from our October 2004 common stock offering.

Common Stock Offering

On April 7, 2004, we completed an offering of 2.4 million shares of common stock that resulted in net proceeds of approximately $21.4 million. The proceeds were used to fund approximately $13.3 million of our acquisitions discussed above, with the remaining funds being utilized to pay down our Line of Credit.

On October 19, 2004, we completed an offering of approximately 5.3 million shares of common stock that resulted in net proceeds of approximately $49.5 million. The proceeds were used to partially fund the previously announced acquisitions of five hotels in southern Florida, with the remaining proceeds being utilized for general corporate purposes, further acquisitions and to pay down our Line of Credit. Additionally, the offering is subject to an underwriters' 30-day over- allotment of an additional 787,500 shares of common stock.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


OTHER DEVELOPMENTS, Continued

Hotel Sales

During the first quarter of 2004, we sold three hotels for approximately $10.9 million, including $9.1 million of cash (after selling costs of approximately $980,000) and an increase to an existing note receivable of approximately $800,000. The hotels sold were a 97-room Hampton Inn located in Sarasota, Florida, a 122-room Hampton Inn located in Jacksonville, Florida, and a 141-room Comfort Inn located in Arlington, Texas. The average age of these hotels was approximately 17 years. We utilized the net proceeds from the dispositions to pay down existing long-term debt. These sales represent the last of our hotels that were previously classified as discontinued operations.

Hotel Development

We intend to develop a 200-room, full service Marriott hotel in Sandy, Utah, a suburb of Salt Lake City, Utah. We estimate that the development cost of this hotel will be approximately $24.0 million, including approximately $2.2 million in land previously purchased by us, and the hotel should be completed by mid-2007. For 2004, we expect to fund up to $500,000 related to the development of this hotel, principally through borrowings under our Line of Credit. We plan to obtain additional financing sources to complete the development of this hotel.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, the most predominant of which is the fluctuation in interest rates. At September 30, 2004, our exposure to market risk for a change in interest rates is related to our debt outstanding under the Line of Credit and certain hotel secured debt. Total debt outstanding under these two debentures totaled approximately $71.7 million at September 30, 2004.

Our Line of Credit bears interest at a variable rate of LIBOR plus 2.25% to 3.0% per annum as determined by our quarterly leverage. At September 30, 2004, our interest rate on our Line of Credit was LIBOR (1.84% at September 30, 2004) plus 2.75%. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable through such arrangements and derivative financial instruments such as interest rate swaps, to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. We also regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuation.

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

Our Line of Credit matures in June 2006. As discussed above, our Line of Credit bears interest at variable rates, and therefore, cost approximates market value. At September 30, 2004, the fair value of our interest rate swaps was a liability of approximately $566,000.

Our operating results are affected by changes in interest rates, primarily as a result of our borrowings under the Line of Credit. If interest rates increased by 25 basis points, our interest expense would have increased by approximately $40,000, based on balances outstanding during the nine months ended September 30, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of the Company's management, including Phillip H. McNeill, Sr., the Company's Chief Executive Officer ("CEO") and J. Mitchell Collins, the Company's Chief Financial Officer ("CFO"). Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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



                               Equity Inns, Inc.



   November 9, 2004            By:  /s/J. Mitchell Collins
----------------------         -------------------------------------------------
        Date                   J. Mitchell Collins
                               Executive Vice President, Chief Financial Officer
                               (Principal Financial and Accounting Officer),
                               Secretary and Treasurer