Form 10-K
period 2004-12-31
EQUITY INNS INC
filed 2005-03-16
CIK 916530

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004	Commission File Number 01-12073

EQUITY INNS, INC.

(Exact Name of Registrant as Specified in its Charter)

Tennessee	62-1550848

(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

7700 Wolf River Boulevard, Germantown, Tennessee 38138

(Address of Registrant’s Principal Executive Office) (Zip Code)

(901) 754-7774

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
8.75% Series B Cumulative Preferred Stock, $.01 par value

(Title of Class)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐.

Aggregate market value of voting stock and non-voting common stock held by nonaffiliates of the registrant as of June 30, 2004: $407,381,615.

Number of shares of Common Stock, $.01 par value, outstanding as of March 9, 2005: 53,966,935

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2005 Annual Meeting of Shareholders to be held May 12, 2005 (the “Proxy Statement”) are incorporated by reference into Part III of this Report.

Exhibit Index beginning on Page 81.

EQUITY INNS, INC
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2004

		Page
	PART I

Item 1.	Business	3

Item 2.	Properties	12

Item 3.	Legal Proceedings	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

	PART II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	13

Item 6.	Selected Financial Data	14

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 8.	Financial Statements and Supplementary Data	29

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	71

Item 9A.	Controls and Procedures	71

Item 9B.	Other Information	72

	Part III

Item 10.	Directors and Executive Officers of the Registrant	73

Item 11.	Executive Compensation	73

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	73

Item 13.	Certain Relationships and Related Transactions	74

Item 14.	Principal Accounting Fees and Services	74

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	74
EX-10.10.C SECURED REVOLVING CREDIT AGREEMENT
EX-10.29 CHANGE IN CONTROL AND TERMINATION AGREEMENT
EX-10.31 FORM OF MANAGEMENT AGREEMENT
EX-10.32 FORM OF MANAGEMENT AGREEMENT
Ex-10.33 Executive Officer and Independent Director Compensation
EX-21.1 LIST OF SUBSIDIARIES OF EQUITY INNS INC.
EX-23.1 CONSENT OF PRICEWATERHOUSECOOPERS L.L.P.
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I

Throughout this Form 10-K, the words “Company”, “Equity Inns”, “we”, “our”, and “us” refer to Equity Inns, Inc., a Tennessee corporation, and its consolidated subsidiaries, unless otherwise stated or the context requires otherwise.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, “may”, “believes”, “estimates”, “projects”, “plans”, “intends”, “will”, “anticipates”, “expects” and words of similar import. Such forward-looking statements relate to future events, the future financial performance of our Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following: the ability of the Company to cope with domestic economic and political disruption and Federal and state governmental regulations or war, terrorism, states of emergency or similar activities; risks associated with debt financing; risks associated with the hotel and hospitality industry; the ability of the Company to successfully implement our operating strategy; availability of capital; changes in economic cycles; competition from other hospitality companies; and changes in the laws and government regulations applicable to us. Readers should specifically consider the various factors identified, or incorporated by reference in this report including, but not limited to those discussed in our Current Report on Form 8-K filed March 16, 2005, and in any other documents filed by us with the Securities and Exchange Commission that could cause actual results to differ from those implied by the forward-looking statements. We undertake no obligation and do not intend to publicly update or revise any forward-looking statements contained herein to reflect future events or developments, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

(a) General Development of Business

Equity Inns is a Memphis-based, self-advised hotel real estate investment trust (“REIT”) primarily focused on the upscale extended stay, all-suite, midscale limited service and full service segments of the hotel industry. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the “Trust”), is the sole general partner of Equity Inns Partnership, L.P. (the “Partnership”) and at December 31, 2004 owned an approximate 97.3% interest in the Partnership. The Partnership and its affiliates lease all of our hotels to wholly-owned taxable REIT subsidiaries of the Company (the “TRS Lessees”).

(b) Narrative Description of Business

We commenced operations on March 1, 1994 upon completion of our initial public offering and the simultaneous acquisition of eight Hampton Inn hotels with 995 rooms. Since then, we have grown with a focus on both geographic and brand diversity. We believe that diversity in our asset portfolio reduces operational variance from year-to-year and results in less volatility as compared to the overall hotel industry.

At December 31, 2004, we owned 110 hotel properties with a total of 13,508 rooms located in 34 states. In order to qualify as a REIT, we cannot operate hotels. Therefore, our hotels are leased to our TRS Lessees and are managed by unrelated third parties. By maintaining these leases through our TRS Lessees, we realize the economic benefits and risks of operating these hotels and report all hotel revenues and expenses in our accompanying consolidated statements of operations.

We maintain management agreements with unrelated third parties for our hotels that range in remaining terms from one to four years. The majority of our management contracts renew annually. The management fees consist of a base fee ranging from 1.5% to 3.0% of hotel revenues and an incentive fee consisting of a percentage of gross operating profits in excess of budget, as defined by the management agreements. These fees are recorded by us as a component of direct hotel expenses in our accompanying consolidated statements of operations.

The diversity of our portfolio is such that, at December 31, 2004, no individual hotel exceeded 1.9% of the total rooms in the portfolio. Our geographical distribution and franchise diversity is illustrated by the following charts.

Brand Diversity

	Number of	Number of
Brand Affiliation	Hotel Properties	Rooms/Suites
Midscale Limited Service Hotels:
Hampton Inn (1)	49	6,112
Comfort Inn (4)	1	104

Sub-total	50	6,216

All-Suite Hotels:
AmeriSuites (3)	18	2,291
Hampton Inn & Suites (1)	1	161
SpringHill Suites (2)	1	88

Sub-total	20	2,540

Upscale Extended Stay Hotels:
Residence Inn (2)	17	1,829
Homewood Suites (1)	9	1,295

Sub-total	26	3,124

Full Service Hotels:
Courtyard (2)	8	782
Hilton Garden Inn (1)	1	112
Comfort Inn (4)	1	177
Holiday Inn (5)	4	557

Sub-total	14	1,628

Total	110	13,508

Franchise Affiliation

(1)	Hilton Hotels Corporation

(2)	Marriott International, Inc.

(3)	Hyatt Corporation, which purchased the AmeriSuites brand from the Blackstone Group in January 2005, which purchased the brand from Prime Hospitality Corporation in October 2004

(4)	Choice Hotels International, Inc.

(5)	Intercontinental Hotels Group, PLC

Geographical Diversity

	Number of	Number of	Percentage of
State	Hotels	Suites/Rooms	Suites/Rooms
Alabama	4	460	3.4%
Arizona	4	495	3.7%
Arkansas	1	123	0.9%
Colorado	3	356	2.6%
Connecticut	3	405	3.0%
Florida	14	1,689	12.5%
Georgia	7	656	4.9%
Idaho	1	104	0.8%
Illinois	3	499	3.7%
Indiana	2	255	1.9%
Kansas	2	260	1.9%
Kentucky	2	231	1.7%
Louisiana	1	128	0.9%
Maryland	2	244	1.8%
Michigan	3	399	3.0%
Minnesota	2	248	1.8%
Missouri	2	242	1.8%
Nebraska	1	80	0.6%
Nevada	1	202	1.5%
New Jersey	3	424	3.1%
New Mexico	1	128	0.9%
New York	1	154	1.1%
North Carolina	6	679	5.0%
Ohio	6	736	5.5%
Oklahoma	1	135	1.0%
Oregon	1	168	1.2%
Pennsylvania	2	249	1.8%
South Carolina	3	404	3.0%
Tennessee	12	1,279	9.5%
Texas	7	1,015	7.5%
Vermont	2	200	1.6%
Virginia	2	245	1.8%
Washington	1	161	1.2%
West Virginia	4	455	3.4%

Totals	110	13,508	100.0%

We believe that geographic diversity helps to limit our exposure to any one market. At December 31, 2004, we owned a geographically diverse portfolio of 110 hotels with 13,508 rooms located in 34 states. Additionally, our property mix is spread between suburban and urban locations, helping to insulate us from various economic climates, including a depressed business travel climate.

Our hotel portfolio includes midscale limited service hotels, all-suite hotels, upscale extended stay hotels and full service hotels. This array of product offering allows us to diversify the asset portfolio in an effort to reduce risk in various economic environments.

Approximately 95% of our hotel portfolio is comprised of the following leading franchise brands: Homewood Suites, Hilton Garden Inn, Hampton Inn & Suites and Hampton Inn by Hilton, Residence Inn, Courtyard and SpringHill Suites by Marriott and AmeriSuites by Hyatt Corporation. We believe that multiple brands at the midscale, upscale extended stay and all-suite levels help to insulate our asset portfolio against the volatility of individual brand results relative to industry revenue per available room (“RevPAR”) performance. Descriptions of each of our significant brands are as follows:

Homewood Suites by Hilton:

A premier upscale extended stay hotel, focusing on extended stay, corporate transient and family travelers. Rated the #1 extended stay hotel brand by Business Travel News in 2005.

Hampton Inn by Hilton:

A premier midscale without food and beverage hotel chain with over 1,000 locations. Rated the #1 midprice without food and beverage by Business Travel News in 2005.

Residence Inn by Marriott:

A premier upscale extended stay hotel, focusing on extended stay, corporate transient and family travelers. Rated the #2 extended stay hotel brand by Business Travel News in 2005.

Courtyard by Marriott:

An upscale full service hotel designated as the hotel designed by business travelers for business travelers. Rated the #1 midprice with food and beverage by Business Travel News in 2005.

AmeriSuites by Hyatt Corporation:

An upscale all-suite hotel, billed as America’s most affordable all-suite hotel.

Approximately 80% of our hotels are branded by Hilton and Marriott, which both provide national marketing support and frequent stay programs that continue to drive additional revenue. We believe that better brands generate RevPAR premiums over their peers and focusing on these premium brands is another factor in our strategy to limit risk in the volatility of our hotel portfolio.

In order to qualify as a REIT, we cannot operate hotels and, consequently, we outsource the management of our hotels to leading independent management companies. By utilizing third-party managers with relatively short-term contracts that provide for strong operating incentive management fees, we believe that we have better control over the operating results of our hotels. At December 31, 2004, our hotel managers are as follows:

Number of Hotels
Interstate Hotels & Resorts, Inc.	48
Hilton Hotels Corporation	17
Hyatt Corporation	18
McKibbon Hotel Group	13
Other (4)	14

110

GROWTH STRATEGY

The Company’s business objectives are to increase funds from operations and dividends, while enhancing shareholder value primarily through (i) aggressive asset management and the strategic investment of capital in its diversified hotel portfolio, primarily with mid-scale and upscale properties in strategic urban and suburban areas, (ii) selectively acquiring hotels that have been underperforming due to the lack of sufficient capital improvements, poor management or franchise affiliation, and (iii) selectively disposing of hotels that have reached their earnings potential or may, in management’s judgment, suffer adverse changes in their local market, or require large capital outlays. This process is ongoing, and activity could potentially increase given a more fluid marketplace.

EMPLOYEES

At March 9, 2005, we employed, through a wholly-owned subsidiary, 19 employees.

COMPETITION

The hotel industry is highly competitive with various participants competing on the basis of price, level of service and geographic location. Each of our hotels is located in a developed area that includes other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on the occupancy, average daily rate (“ADR”) and RevPAR of our hotels or at hotel properties acquired in the future. We believe that brand recognition, location, the quality of the hotel, consistency of services provided, supply of rooms in the market and price are the principal competitive factors affecting our hotels.

FRANCHISE AGREEMENTS

A part of our asset management program is the licensing of all of our hotels under nationally franchised brands. We believe that the public’s perception of quality associated with a franchisor is an important feature in the operation of a hotel. We also believe that franchised properties generally have higher levels of RevPAR than unfranchised properties due to access to national reservation systems and advertising and marketing programs provided by franchisors. Our franchise agreements generally have initial terms ranging from 10 to 25 years and expire beginning in 2005 through 2028. Franchise renewal procedures are currently underway for several of our hotels.

We are also committed to franchisors to make certain capital improvements to our hotel properties, which will be funded primarily through our operating cash flows. We made capital improvements of approximately $25.3 million to our hotels in 2004. In 2005, we expect to fund approximately $25.0 million of capital improvements to our hotels, with approximately $13.0 million representing major refurbishment projects to six hotels.

SEASONALITY

Our operations historically have been seasonal in nature, generally reflecting higher RevPAR during the second and third quarters. This seasonality can be expected to cause fluctuations in our quarterly operating results. To the extent that cash flows from our hotel operations are insufficient to fund our operating or investing requirements or dividend distributions, we may fund seasonal-related shortfalls with borrowings under our Line of Credit.

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

The REIT Modernization Act (“RMA”), which generally took effect on January 1, 2001, includes several REIT provisions which revised extensively the tax rules applicable to our TRS Lessees. Under the RMA provisions, we are allowed to own all of the stock in our TRS Lessees. In addition, our TRS Lessees are allowed to perform “non-customary” services for hotel guests and are permitted to enter into many new businesses. However, our TRS Lessees are not allowed to manage hotels. Instead, our TRS Lessees are required to enter into management contracts for our hotels with independent management companies. The use of TRS Lessees, however, is subject to certain restrictions, including the following:

•	no more than 20% of the REIT’s assets may consist of securities of its TRS Lessees;

•	the tax deductibility of interest paid or accrued by TRS Lessees to their affiliated REIT is limited; and

•	a 100% excise tax is imposed on non-arm’s length transactions between TRS Lessees and their affiliated REIT or the REIT’s tenants.

ENVIRONMENTAL MATTERS

In connection with most of our acquisitions, Phase I environmental site assessments were obtained for our hotels. These assessments included historical reviews of the hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screenings for hazardous and toxic substances and underground storage tanks, and the preparation and issuance of a written report. These assessments did not include invasive procedures to detect contaminants from former operations of our hotels or migrating from neighbors or caused by third parties. These assessments have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets, results of operations or liquidity, nor are we aware of any such liability or material environmental issues.

EXECUTIVE OFFICERS OF THE COMPANY

The Company’s executive officers, listed below, serve in their respective capacities for approximate one year terms and are subject to re-election annually by the Board of Directors, normally in May of each year.

NAME	POSITION
Phillip H. McNeill, Sr.*	Chairman of the Board, Former Chief Executive Officer and Director

Howard A. Silver*	Chief Executive Officer, President and Director

J. Mitchell Collins	Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Phillip H. McNeill, Jr.	Executive Vice President of Development

Richard F. Mitchell	Senior Vice President of Asset Management

Edwin F. Ansbro**	Senior Vice President of Real Estate

J. Ronald Cooper	Vice President, Controller, Assistant Secretary, and Assistant Treasurer

*	Mr. McNeill, Sr. served as our Chief Executive Officer until January 15, 2005. He became non-executive Chairman on January 15, 2005. Mr. Silver assumed the role of Chief Executive Officer on January 15, 2005.

**	Mr. Ansbro was elected by our Board to be Senior Vice President of Real Estate effective January 1, 2005.

Phillip H. McNeill, Sr. (age 66) has served as our Chairman of the Board of Directors and Chief Executive Officer since our Company was founded in 1993. In January 2005, Mr. McNeill, Sr. became non-executive Chairman and Mr. Silver assumed the role of Chief Executive Officer. Mr. McNeill, Sr. has been Chairman and President of McNeill Investment Company, Inc. since 1977. From 1963 to 1977, he served in various capacities, including President and Chief Executive Officer with Schumacher Mortgage Company, Inc., a mortgage banking firm and subsidiary of Time, Inc. Mr. McNeill, Sr. has served as President and Director of the Memphis Mortgage Bankers Association and the Tennessee State Mortgage Bankers Association. He has been a past director of National Commerce Financial Corporation and Interstate Hotels Corporation, a member of the Board of Trustees of Rhodes College, a trustee of Wetlands America Trust, Inc., a member of the Board of Visitors of the University of Memphis and a board member of the Society of Entrepreneurs and Youth Villages, Inc. Mr. McNeill, Sr. is the father of Phillip H. McNeill, Jr., our Executive Vice President of Development.

Howard A. Silver (age 50) is our President and Chief Executive Officer, positions he has held since January 2005. From June 1998 until December 2004, Mr. Silver served as our President and Chief Operating Officer. Mr. Silver joined our Company in May 1994 and has served in various capacities, including Executive Vice President of Finance, Secretary, Treasurer and Chief Financial Officer of our Company until June 1998. From 1992 until joining our Company, Mr. Silver served as Chief Financial Officer of Alabaster Originals, L.P., Memphis, Tennessee, a fashion jewelry wholesaler. From 1978 to 1985, Mr. Silver was a certified public accountant with the national accounting firm of Coopers & Lybrand L.L.P., from 1985 to 1987, Mr. Silver served as Vice President of Finance of Fogelman Properties, Inc., Memphis, Tennessee, an apartment management company, and from 1987 to 1992, Mr. Silver was employed as a certified public accountant with the national accounting firm of Ernst & Young. He has been a certified public accountant since 1980. Mr. Silver has been a director of our Company since December 1998. Mr. Silver is a director of Capital Lease Funding, Inc. (NYSE: LSE) (Audit Committee (Chairman), Corporate Governance and Nomination Committee, Investment Committee) and Great Wolf Resorts, Inc. (NASDAQ: WOLF) (Audit Committee, Compensation Committee (Chairman)). Mr. Silver serves as the financial expert for the Audit Committee of Capital Lease Funding, Inc. Mr. Silver is also on the Board of Managers of GHII, LLC, a private furniture and equipment contractor in which we own a 45% interest. Mr. Silver is also Treasurer of the Ridgeway Country Club.

J. Mitchell Collins (age 36) is our Executive Vice President, Chief Financial Officer, Treasurer and Secretary, positions he has held since January 2004. From 2000 until 2003, he served as Executive Vice President and Chief Financial Officer of ResortQuest International, Inc., a public company that performed rental property management in resort areas. ResortQuest was purchased by Gaylord Entertainment, Inc. in late 2003. From 1990 until 2000, Mr. Collins worked with Arthur Andersen LLP, where he represented the firm as part of its National Hospitality practice and also was a Team Leader for Andersen’s Real Estate and Hospitality practice in its Mid-South region. Mr. Collins currently serves on the Board of Trustees of the Dixon Gallery and Gardens, serves as a member of the Zoological Council of the Memphis Zoo, and also serves on the Accountancy Alumni Board of the University of Mississippi (“Ole Miss”). Mr. Collins is also a member of the American Institute of Certified Public Accountants.

Phillip H. McNeill, Jr. (age 43) is Executive Vice President of Development of the Company, a position he has held since 1996. From 1994 to 1996, he served as President of Trust Leasing, Inc., formerly McNeill Hotel Co., Inc., the Company’s former lessee, and from 1984 to 1996 served as Vice President of Trust Management, Inc., formerly McNeill Hospitality Corporation, which was an affiliate of McNeill Hotel Company. Mr. McNeill, Jr. is on the Board of Managers of GHII, LLC. Mr. McNeill, Jr. is the son of Phillip H. McNeill, Sr., our non-executive Chairman.

Richard F. Mitchell (age 59) is Senior Vice President of Asset Management of the Company, a position that he has held since 1997. From 1995 to 1996, he was Vice President of Operations for Trust Leasing and joined Trust Leasing in 1994 as an Area Manager. From 1989 to 1994, Mr. Mitchell held various positions with North American Hospitality, Inc., including Director of Training and Development. Prior to 1989, Mr. Mitchell has held management positions in a number of hotels including Sheraton, Hampton Inn, Residence Inn and Best Western. Mr. Mitchell is a member of the Homewood Suites Franchise Advisory Council, a member of the Hampton Inn Brand Operations Council and is President of the AmeriSuites Franchise Advisory Council.

Edwin F. Ansbro (age 47) is Senior Vice President of Real Estate. Mr. Ansbro joined our Company in January 2005 after serving as an in-house consultant for approximately six months. From 2002 to February 2004, he served as Senior Vice President of New Business Development for Storage USA, a wholly-owned unit of GE Real Estate. From 1998 to 2002, Mr. Ansbro served as Senior Vice President and Chief Development Officer for Storage USA Franchise Corporation, a wholly-owned subsidiary of Storage USA prior to its acquisition by GE Real Estate. From 1994 to 1998, he served as Vice President of Development for Promus Hotel Corporation.

J. Ronald Cooper (age 56) is Vice President, Controller, Assistant Secretary and Assistant Treasurer of the Company, positions he has held since 1996. From October 1994 to 1996, he was Controller and Director of Financial Reporting for McNeill Hotel Company. Mr. Cooper has been a certified public accountant since 1972. From 1978 until joining McNeill Hotel Company, Mr. Cooper was employed as Secretary, Treasurer and Controller of Wall Street Deli, Inc., a publicly-owned delicatessen company. Prior to that, Mr. Cooper was a certified public accountant with the national accounting firm of Coopers & Lybrand L.L.P. from 1970 to 1976.

AVAILABLE INFORMATION

Our Internet website address is: www.equityinns.com. We also make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

We have also made available our Corporate Governance Guidelines and the charters of the Audit Committee, Compensation Committee and Corporate Governance and Nomination Committee on our website under “Corporate Governance.” We have also adopted a Code of Ethics that applies to our president and chief executive officer, our chief financial officer, our controller, and all other employees and have posted this Code of Ethics, along with our Whistleblower policy, on our website. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K relating to amendments to or waivers from any provision of the Code of Ethics by posting such information on our website. Our corporate governance documents are also available in print upon written shareholder request to our Secretary, J. Mitchell Collins, at 7700 Wolf River Boulevard, Germantown, Tennessee 38138, or by filling out an information request on our website under “Information Requests.”

The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings that we make with the SEC.

ITEM 2. PROPERTIES

Our principal executive offices are located at 7700 Wolf River Boulevard, Germantown, Tennessee 38138. We carry out all aspects of our business at this location. We lease approximately 8,000 square feet at our headquarters building. We believe that our present facilities are adequate for our current and presently projected needs.

The following table sets forth certain information for two years ended December 31, 2004 with respect to our hotels:

			Year Ended December 31, 2004 (1)			Year Ended December 31, 2003 (1)
					Revenue			Revenue
	Number	Number		Average	Per		Average	Per
	of	of		Daily	Available		Daily	Available
Brand	Hotels	Rooms	Occupancy	Rate	Room (2)	Occupancy	Rate	Room (2)
Hampton Inn	49	6,112	64.9%	$75.27	$48.85	63.5%	$72.37	$45.96
AmeriSuites	18	2,291	67.8%	$72.55	$49.19	68.7%	$69.51	$47.75
Residence Inn	17	1,829	78.6%	$91.90	$72.23	78.2%	$89.40	$69.91
Homewood Suites	9	1,295	77.4%	$102.37	$79.23	75.1%	$99.49	$74.72
Courtyard	8	782	76.9%	$91.73	$70.54	74.7%	$88.89	$66.40
Holiday Inn	4	557	59.7%	$65.64	$39.19	55.0%	$67.07	$36.89
Comfort Inn	2	281	65.8%	$86.71	$57.06	70.5%	$86.07	$60.68
Hampton Inn & Suites	1	161	82.4%	$106.74	$87.95	72.7%	$92.90	$67.54
SpringHill Suites	1	88	78.8%	$80.46	$63.40	75.2%	$78.96	$59.38
Hilton Garden Inn	1	112	67.4%	$85.21	$57.43	66.2%	$82.65	$54.71

	110	13,508	69.3%	$81.79	$56.68	68.2%	$78.95	$53.84

Notes

(1)	Represents “all comparable” statistics for hotels owned by us at year end as if we had owned the hotels for both periods presented.

(2)	Determined by multiplying occupancy times the average daily rate.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal actions arising in the ordinary course of business. Management does not believe that any of the pending actions will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2004, through the solicitation of proxies or otherwise.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

The Company’s common stock, $.01 par value, is traded on the NYSE under the symbol “ENN.” The following table sets forth for the indicated periods the high and low closing prices for the common stock as traded through the facilities of the NYSE and the cash distributions declared per share:

			Distributions
	Price Range		Declared	Record
	High	Low	Per Share	Date
Year Ended December 31, 2004:
First Quarter	$9.90	$8.54	$0.13	March 31, 2004
Second Quarter	$9.39	$8.20	$0.13	June 30, 2004
Third Quarter	$9.97	$8.45	$0.13	September 30, 2004
Fourth Quarter	$11.84	$9.50	$0.13	December 31, 2004

Year Ended December 31, 2003:
First Quarter	$6.13	$5.28	$0.13	March 31, 2003
Second Quarter	$7.37	$5.90	$0.13	June 30, 2003
Third Quarter	$7.75	$6.42	$0.13	September 30, 2003
Fourth Quarter	$9.34	$7.72	$0.13	December 31, 2003

(b) Shareholder Information

On March 9, 2005, there were 660 record holders of the Company’s common stock, including shares held in “street name” by nominees who are record holders, and approximately 20,400 beneficial owners.

(c) Distributions

We have adopted a policy of paying regular quarterly distributions on our common stock, and cash distributions were paid on our common stock each quarter since our initial public offering in March 1994, except for the fourth quarter of 2001. Earnings and profits determine whether distributions to our shareholders are taxable as ordinary income or are a non-taxable return of capital. Earnings and profits for federal income tax purposes will differ from net income reported for financial purposes primarily due to the difference for federal tax purposes in the estimated lives used to compute depreciation on our hotels.

We expect to make future quarterly distributions to our shareholders. The amount of our future distributions will be based upon quarterly operating results, economic conditions, capital requirements, the Internal Revenue Code’s annual distribution requirements, leverage restrictions imposed by our Line of Credit and other factors which our Board of Directors deems relevant.

A portion of the distribution to our shareholders is expected to represent a return of capital for federal income tax purposes. Our distributions made in 2004, 2003 and 2002 are considered to be approximately 15%, 1% and 3% return of capital, respectively, for federal income tax purposes.

(d) Equity Compensation Plan Information

Number of
	Number of securities	Weighted average	securities remaining
	to be issued upon	exercise price of	available for future
	exercise of outstanding	outstanding options,	issuance under equity
	options, warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders	36,000	$10.61	3,255,058

We do not have any equity compensation plans not approved by security holders.

(e) Recent Sales of Unregistered Securities

For 2004, we issued approximately 36,000 shares of common stock in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, upon the redemption of units of limited partnership interest in our Partnership.

We did not purchase any of our registered equity securities in 2004.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data for the Company that has been derived from the financial statements of the Company and the notes thereto. Such data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto.

EQUITY INNS, INC.
SELECTED FINANCIAL DATA
(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002	2001	2000
Operating Data:
Revenue (1)	$256,909	$228,415	$227,783	$213,819	$110,910
Income (loss) from continuing operations (1)	5,783	(10,314)	5,662	9,613	18,935
Income (loss) from discontinued operations (1)	(1,700)	(3,375)	802	551	(2,595)
Net income (loss) (1)	4,083	(13,689)	6,464	10,164	16,340
Preferred stock dividends	(7,547)	(6,823)	(6,531)	(6,531)	(6,531)
Net income (loss) applicable to common shareholders	(3,464)	(22,920)	(67)	3,633	9,809
Net income (loss) from continuing operations per common share, basic and diluted	(.04)	(.48)	(.02)	.09	.34

Net income (loss) per common share, basic and diluted	(.08)	(.56)	.00	.10	.27

Distributions declared per common share and unit	.52	.52	.51	.75	1.06

Weighted average number of common shares outstanding-diluted	45,800	40,999	39,628	36,834	36,698

Balance Sheet Data:
Investments in hotel properties, net	$852,755	$681,478	$740,146	$751,891	$772,411

Total assets	893,254	724,281	774,452	778,079	801,743

Long-term debt	439,183	329,774	362,881	384,166	383,403

Minority interests in Partnership	9,064	7,338	8,782	9,512	10,370

Preferred stock	83,524	83,524	68,750	68,750	68,750

Total shareholders’ equity	406,432	356,386	366,267	358,164	383,786

Cash Flow Data:
Cash flows provided by operating activities	$47,608	$33,947	$44,400	$68,568	$58,010
Cash flows provided by (used in) investing activities	(146,536)	1,928	(25,923)	(20,925)	(2,201)
Cash flows provided by (used in) financing activities	97,718	(33,590)	(16,920)	(44,077)	(55,377)

Other Data:
Funds From Operations (2)	$37,569	$14,707	$40,887	$44,646	$53,729

(1)	Beginning in 2001, our consolidated results of operations reflect (i) hotel-level revenues and operating costs and expenses for hotels previously leased to subsidiaries of Interstate and (ii) percentage lease revenue from subsidiaries of Hyatt. Prior to 2001, our revenues consisted principally of lease revenue from its third party lessees and did not reflect hotel-level revenues and operating costs and expenses. Beginning in 2002, our consolidated results of operations reflect hotel-level revenues and operating expenses for all the hotels owned during the year.

(2)	See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 21 and 22, for a detailed discussion and reconciliation of net income to funds from operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

	For the Years Ended December 31,
(in thousands)	2004	%	2003	%	2002	%
Hotel revenues	$256,480	99.8	$227,792	99.7	$226,831	99.6
Other revenue	429	.2	623	.3	952	.4

Total revenues	256,909	100.0	228,415	100.0	227,783	100.0

Hotel expenses	154,643	60.2	136,822	59.9	135,189	59.4
Depreciation	40,809	15.9	38,105	16.7	38,246	16.8
Property taxes, rental expense and insurance	17,965	7.0	17,723	7.8	17,666	7.8
General and administrative	8,265	3.2	7,204	3.1	6,396	2.7

Operating income	$35,227	13.7	$28,561	12.5	$30,286	13.3

Comparison of the Company’s operating results for the years ended December 31, 2004 and 2003.

Revenues

Hotel revenues of approximately $256.5 million in 2004 increased approximately $28.7 million, or 12.6%, as compared to approximately $227.8 million in 2003. After eliminating revenues of approximately $20.1 million related to our hotel acquisitions for 2004, our same-store hotel revenues increased by approximately $8.6 million in 2004 as compared to 2003. This increase was primarily due to a same-store RevPAR increase of 3.7%, driven by an increase in our ADR from $76.82 to $78.94, and an increase of 58 basis points in occupancy to 67.6%.

Other revenue of $429,000 in 2004 decreased $194,000, or 31.1%, as compared to $623,000 in 2003, primarily due to a decrease in income related to our joint venture, GHII, LLC of approximately $44,000 and a decrease of approximately $90,000 in travel agent refunds and rebates.

Operating Expenses

Hotel expenses of approximately $154.6 million in 2004 increased approximately $17.8 million, or 13.0%, as compared to approximately $136.8 million in 2003. After eliminating expenses of approximately $10.5 million related to our hotel acquisitions for 2004, our same-store hotel expenses increased by approximately $7.3 million in 2004 as compared to 2003. This increase was primarily due to an increase in payroll and related benefits of approximately $3.2 million, an increase in franchise fees, management fees and loyalty programs of approximately $1.0 million, an increase in enhanced complimentary hot breakfasts of approximately $925,000, an increase in travel agent commissions and credit card fees of approximately $670,000, an increase in maintenance costs of approximately $220,000, an increase in utility costs of approximately $565,000, an increase in bad debt expense of approximately $235,000 and an increase in professional and legal costs of approximately $230,000. Hotel expenses as a percentage of hotel revenues were 60.3% in 2004 and 60.1% in 2003.

Depreciation expense of approximately $40.8 million in 2004 increased approximately $2.7 million, or 7.1%, as compared to approximately $38.1 million in 2003, primarily due to an increase in depreciation expense related to our hotel acquisitions.

Property taxes, rental expense and insurance of approximately $18.0 million in 2004 increased approximately $300,000, or 1.7%, as compared to approximately $17.7 million in 2003, primarily due to an increase in property taxes, rental expense and insurance of approximately $1.0 million related to our hotel acquisitions, partially offset by a net decrease in same-store property taxes, rental expense and insurance of approximately $750,000, primarily due to a decrease in a real estate tax reserve related to one of our hotels.

General and administrative expenses of approximately $8.3 million in 2004 increased approximately $1.1 million, or 15.3%, as compared to $7.2 million in 2003, primarily due to an increase of approximately $295,000 in non-cash stock-based compensation, a net increase of approximately $160,000 in professional fees primarily related to Sarbanes Oxley costs, an increase of approximately $160,000 related to payroll and related benefits, an increase of approximately $155,000 in severance and relocation costs, an increase of approximately $95,000 related to public-company expenses, an increase of approximately $60,000 related to franchise fees and an increase of approximately $60,000 related to the write-off of obsolete equipment.

Operating Income

For 2004, we recorded operating income of approximately $35.2 million as compared to operating income of approximately $28.6 million in 2003. The principal components of the change in operating income for 2004 as compared to 2003 was an increase in same-store revenues of approximately $8.6 million, an increase in operating income related to our hotel acquisitions of approximately $5.6 million, a decrease in same-store property taxes, rental expense and insurance of approximately $750,000, partially offset by an increase in same-store hotel expenses of approximately $7.3 million and an increase in general and administrative expenses of approximately $1.1 million.

Comparison of the Company’s operating results for the years ended December 31, 2003 and 2002.

Revenues

Hotel revenues of approximately $227.8 million in 2003 were relatively flat as compared to 2002. After eliminating net revenues of approximately $4.8 million related to one hotel acquisition for both periods, our same-store hotel revenues decreased by approximately $3.8 million in 2003 as compared to 2002, primarily due to a RevPAR decline of 1.6%, driven primarily by a decline in our ADR from $77.59 to $75.99.

Other revenue of $623,000 in 2003 decreased $329,000, or 34.6%, as compared to $952,000 in 2002 primarily due to a reduction in income related to our joint venture, GHII, LLC.

Operating Expenses

Hotel expenses of approximately $136.8 million in 2003 were relatively flat as compared to 2002. After eliminating net expenses of approximately $3.0 million related to one hotel acquisition for both periods, our same-store hotel expenses decreased by approximately $1.3 million in 2003 as compared to 2002, primarily due to an increase in Hyatt’s minimum net operating income guarantee to us under our management agreements of approximately $1.1 million (which was recorded as a reduction in base management fees), a decrease in maintenance costs of approximately $630,000 and a net reduction in payroll and related benefits of approximately $410,000, partially offset by an increase in utility and insurance expenses of approximately $865,000. Hotel expenses as a percentage of hotel revenues were 60.1% in 2003 and 59.6% in 2002.

Depreciation expense of approximately $38.1 million in 2003 was relatively flat as compared to 2002.

Property taxes, rental expense and insurance of approximately $17.7 million in 2003 was relatively flat as compared to 2002. Property taxes and insurance expenses increased approximately $450,000 primarily due to our one hotel acquisition that was mostly offset by a reduction in our land lease expense.

General and administrative expenses of approximately $7.2 million for 2003 increased approximately $800,000, or 12.5%, as compared to approximately $6.4 million in 2002. This increase was primarily due to an increase in insurance of approximately $100,000, an increase in franchise taxes of approximately $400,000, an increase in payroll and related benefits of approximately $500,000, partially offset by a decrease in our non-cash stock-based compensation of approximately $160,000.

Operating Income

For 2003, we recorded operating income of approximately $28.6 million as compared to operating income of approximately $30.3 million for 2002. The principal component of the change in operating income for 2003 as compared to 2002 was an increase in operating income of approximately $1.8 million related to one hotel acquisition, a decrease in same-store hotel revenues of approximately $3.8 million, a decrease in other revenue of $329,000, an increase in general and administrative expenses of approximately $800,000, and a decrease in same-store hotel expenses of approximately $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Equity Inns’ principal source of cash to meet our operating requirements, including distributions to our shareholders and repayments of indebtedness, is from our hotels’ results of operations. For 2004, net cash flows provided by our operating activities were approximately $47.6 million. We currently expect that our operating cash flows will be sufficient to fund our continuing operations, including our required debt service obligations and distributions to shareholders required to maintain our REIT status. We expect to fund any short-term liquidity requirements above our operating cash flows through short-term borrowings under our Line of Credit. In 2003, we entered into our collateralized Line of Credit for $110.0 million, subject to certain restrictions. Borrowings under the Line of Credit bear interest at LIBOR plus 2.25% to 3.0% per annum as determined by our quarterly leverage, and this facility matures in June 2006 but may be extended at our option for an additional year. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a test for cash available for dividend payouts, a fixed charge test and a leverage test, among other covenants. At December 31, 2004, we were in compliance with all covenants required by our Line of Credit. At December 31, 2004, we had the ability to borrow an additional $37.1 million under our Line of Credit. At December 31, 2004, we had approximately $7.0 million of cash and cash equivalents.

We may make additional investments in hotel properties and may incur indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Internal Revenue Code of 1986 to the extent that working capital and cash flows from our investments are insufficient to make such distributions. Our Board has adopted a policy limiting aggregate indebtedness to 45% of our investment in hotel properties, at cost, after giving effect to our use of proceeds from any indebtedness. This policy may be amended at any time by the Board without shareholder vote. Our consolidated indebtedness was 39.2% of our investment in hotels, at original cost, at December 31, 2004.

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

The following details our debt outstanding at December 31, 2004 and 2003 (dollars in thousands):

						Collateral	Net Book
	Principal Balance		Interest			# of	Value at
	12/31/04	12/31/03	Rate		Maturity	Hotels	12/31/04
Commercial Mortgage Bonds
Class A	$—	$4,061	6.83%	Fixed	Nov 2006
Class B	45,802	50,600	7.37%	Fixed	Dec 2015
Class C	10,000	10,000	7.58%	Fixed	Feb 2017

	55,802	64,661				18	$98,167
Line of Credit	72,000	50,000	LIBOR plus	Variable	June 2006
			Percentage			25	218,863
Mortgage	89,318	91,009	8.37%	Fixed	July 2009	19	151,967
Mortgage	65,823	66,891	8.25%	Fixed	Nov 2010	16	101,659
Mortgage	34,089	34,612	8.25%	Fixed	Nov 2010	8	53,625
Mortgage	10,652	10,750	LIBOR plus
			285 pts.	Variable	Aug 2008	1	14,656
Mortgage	2,811	2,912	6.00%	Fixed	May 2008	1	6,625
Mortgage	—	5,431	10.00%	Fixed	Sept 2005	—	—
Mortgage	3,320	3,508	6.37%	Fixed	Nov 2016	1	7,783
Mortgage	6,276	—	8.70%	Fixed	Nov 2010	1	10,607
Mortgage	4,268	—	7.97%	Fixed	Oct 2007	1	7,180
Mortgage	5,258	—	7.97%	Fixed	Oct 2007	1	8,002
Mortgage	4,457	—	7.10%	Fixed	Sept 2008	1	9,020
Mortgage	3,787	—	8.04%	Fixed	Nov 2007	1	6,802
Mortgage	5,276	—	8.04%	Fixed	Nov 2007	1	7,861
Mortgage	3,160	—	9.375%	Fixed	April 2007	1	6,396
Mortgage	3,381	—	9.375%	Fixed	April 2007	1	6,599
Mortgage	5,145	—	8.04%	Fixed	Nov 2007	1	6,529
Mortgage	3,938	—	9.375%	Fixed	April 2007	1	7,338
Mortgage	3,854	—	9.05%	Fixed	May 2007	1	9,364
Mortgage	5,958	—	5.83%	Fixed	July 2014	1	9,502
Mortgage	40,508	—	5.64%	Fixed	Nov 2014	5	73,805
Mortgage	5,700	—	5.39%	Fixed	Dec 2014	1	10,763

	434,781	329,774				107	$833,113

Unamortized Mortgage Note Premium	4,402	—

	$439,183	$329,774

Interest Expense, Net	$29,535	$29,593

Interest expense, net of approximately $29.5 million in 2004 was relatively flat as compared to 2003. Interest expense increased approximately $2.5 million related to our hotel acquisitions that was mostly offset by a decrease in same-store interest expense due to savings of approximately $1.9 million due to the replacement of an expired interest rate swap in November 2003. At December 31, 2004, our debt maturities have an average life of 4.6 years and a weighted average interest rate of 7.0%.

Interest expense, net of approximately $29.6 million in 2003 decreased approximately $800,000, or 2.6%, as compared to approximately $30.4 million in 2002. This decrease was primarily due to a reduction in average borrowings from $361.1 million to $355.4 million and a reduction in the weighted average interest rate from 8.03% to 7.92%. At December 31, 2003, our debt maturities had an average life of 5 years and a weighted average interest rate of 7.80%.

During 2004, we purchased 20 hotels for approximately $192.9 million related to previously announced acquisitions. The hotels were purchased from three hotel developers. These hotels represent a combined 1,871 rooms and have an average age of approximately five years. Of the 20 hotels purchased, 13 hotels are managed by McKibbon Hotel Management, Inc., five hotels are managed by Hospitality Group, Inc. and two hotels are managed by Gateway Lodging Company, Inc. We funded these acquisitions primarily through $74.6 million in net cash proceeds from April 2004 and October 2004 issuances of our common stock, the issuance of approximately 325,000 Partnership units valued at approximately $3.2 million, the assumption of approximately $54.1 million in secured long-term debt, the issuance of approximately $40.6 million in secured long-term debt and approximately $20.4 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note premium of approximately $4.9 million to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

During 2004, we invested approximately $25.3 million to fund capital improvements in our hotels, including replacement of carpets, drapes, furniture and equipment, renovation of common areas and improvements of hotel exteriors. We expect to fund an aggregate of approximately $25.0 million throughout 2005 for capital improvements, with approximately $13.0 million representing major refurbishment projects to six hotels. We intend to fund such improvements out of our cash flows from operations, current cash balances and borrowings under our Line of Credit. Under our franchise agreements, we are periodically required to make capital improvements in order to maintain our brand standards. Additionally, under certain of our loan covenants, we are generally obligated to fund 4% of total hotel revenues per quarter on a cumulative basis, to a separate room renovation account for replacement of furniture, fixtures and equipment, maintenance, and capital improvements for our hotels. For 2004, the amounts expended exceeded, in the aggregate, the amounts required under our loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts. We currently have one lender that could require us to deposit approximately $1.0 million into an escrow account, but the lender has thus far decided not to trigger the escrow funding based on our future capital improvement plans for the individual hotels.

During 2004, we sold three hotels for approximately $10.9 million, including approximately $9.1 million in cash (after selling costs of approximately $980,000) and an increase to an existing note receivable of $800,000. We utilized the net proceeds to pay down existing long-term debt.

During 2004, we completed a refinancing of an existing mortgage related to our San Antonio Hampton Inn. We refinanced $5.3 million of senior debt at a fixed rate of 10.00% per annum with $5.7 million of 10-year senior debt at a fixed rate of 5.39%. In conjunction with this refinancing, the Company incurred a prepayment penalty of approximately $300,000, and this prepayment penalty is included as a component of interest expense, net in the accompanying consolidated statement of operations.

During 2004, we completed a $6.0 million, 10-year secured loan related to our Courtyard by Marriott in Tallahassee, Florida. The loan has a fixed rate of 5.83% per annum.

During 2004, we experienced significant hurricane damage at one of our hotels located in Jacksonville Beach, Florida. This hotel was subsequently repaired and became operational in late January 2005. The total cost of the hurricane loss is estimated to be approximately $3.8 million, and we are currently working with our insurance carrier in processing this claim. Based on the total estimated project cost, the estimated net insurance proceeds and the estimated net book value of the assets destroyed, we expect to record a net gain on insurance proceeds upon the conclusion of the processed claim. This gain will be recorded upon receipt of the net insurance proceeds and closure of the insurance claim.

In 2003, we entered into an interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2008. The agreement effectively fixes the interest rate on the first $25.0 million of floating rate debt outstanding under our Line of Credit at a rate of 3.875% per annum plus the interest rate spread on our Line of Credit, or 6.63% at December 31, 2004, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

In 2003, we entered into an additional interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2006. The agreement effectively fixes the interest rate on the second $25.0 million of floating rate debt outstanding under our Line of Credit at a rate of 3.22% per annum plus the interest rate spread on our Line of Credit, or 5.97% at December 31, 2004, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

REITs are subject to a number of organizational and operational requirements. For example, for federal income tax purposes, a REIT, and therefore the Company, is required to pay distributions of at least 90% of its taxable income to our shareholders. We intend to pay these distributions from operating cash flows. During 2004, our Partnership distributed an aggregate of approximately $24.7 million to its limited partners, or $.13 per unit per quarter (including approximately $24.1 million of distributions to the Company to fund distributions to our shareholders of $.13 per share per quarter). We expect to make future quarterly distributions to our shareholders. The amount of our future distributions will be based upon quarterly operating results, economic conditions, capital requirements, the Internal Revenue Code’s annual distribution requirements, leverage restrictions imposed by our Line of Credit and other factors which our Board deems relevant.

We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional debt and equity securities of the Company or, in connection with acquisitions of hotel properties, the issuance of Partnership units. Under our Partnership’s limited partnership agreement, subject to certain holding period requirements, holders of units in our Partnership have the right to require the Partnership to redeem their units. During 2004, approximately 36,000 units were tendered for redemption. Under the Partnership agreement, we have the option to redeem units tendered for redemption on a one-for-one basis for shares of common stock or for an equivalent amount of cash.

FUNDS FROM OPERATIONS

The National Association of Real Estate Investment Trusts, or NAREIT, defines Funds From Operations, or FFO, as net income (loss) applicable to common shareholders excluding gains (or losses) from sales of real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not include the cost of capital improvements or any related capitalized interest. FFO is presented on a per share basis, including the assumed conversion of all Partnership units, and after making adjustments for the effects of dilutive securities. We use FFO per share as a measure of performance to adjust for certain non-cash expenses such as depreciation and amortization because historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time.

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

The following reconciliation of net income to FFO, applicable to common shareholders, illustrates the difference in these measures of operating performance (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Net income (loss) applicable to common shareholders	$(3,464)	$(22,920)	$(67)

Add (subtract):
(Gain) loss on sale of hotel properties	(47)	(1,248)	—
Minority interests income	(91)	(495)	(2)
Depreciation	40,809	38,105	38,246
Depreciation from discontinued operations	362	1,265	2,710

Funds From Operations (FFO) (1)	$37,569	$14,707	$40,887

Weighted average number of diluted common shares and Partnership units outstanding	47,005	42,151	40,825

(1)	For 2004, FFO includes a non-cash loss on impairment of a hotel held for sale of approximately $1.9 million and a debt prepayment penalty of approximately $300,000, included as a component of interest expense, net in the accompanying consolidated statement of operations, in conjunction with the Company refinancing $5.3 million of senior debt at a fixed rate of 10.00% per annum with $5.7 million of 10-year senior debt at a fixed rate of 5.39% per annum. For 2003, FFO includes a net non-cash deferred income tax expense of approximately $9.8 million, a non-cash loss on impairment of hotels held for sale of approximately $4.6 million and a loss on redemption of Series A preferred stock of approximately $2.4 million. For 2002, FFO includes a non-cash deferred income tax benefit of approximately $6.4 million.

We have obligations and commitments to make future payments under debt, construction and operating lease contracts. The following schedule details these obligations at December 31, 2004 (in thousands):

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt-principal	$434,781	$9,534	$128,564	$115,573	$181,110
Interest expense (1)	156,743	31,473	54,043	40,075	31,152
Hotel capital improvements	7,305	7,305	—	—	—
Operating leases	12,838	995	1,706	1,310	8,827

Total contractual obligations	$611,667	$49,307	$184,313	$156,958	$221,089

(1)	Interest expense is estimated using current scheduled payments for all amortizing debt and the 2004 year-end interest rate and balance for our Line of Credit.

We also maintain certain contractual agreements with property managers and franchisors that require us to pay fees in conjunction with operating our hotels. Generally, the amounts payable under these agreements are dependent upon the operating results of our hotels. The following schedule details these fees for the years ended December 31 (in thousands):

	2004	2003	2002
Management fees	$5,581	$4,625	$4,603
Franchisor related fees	15,096	12,641	10,266

Total fees	$20,677	$17,266	$14,869

RECENT ACCOUNTING PRONOUNCEMENTS

Note 14 of the Notes to Consolidated Financial Statements discusses the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards affects our financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of the Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements.

MANAGEMENT CONTRACTS

Our management agreements with Hyatt, which purchased the AmeriSuites brand in January 2005 from the Blackstone Group, which purchased the brand from Prime Hospitality Corporation in October 2004, are structured to provide the TRS Lessees minimum net operating income at each of our 18 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of our 18 AmeriSuites hotels. As the manager, Hyatt’s subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, as defined, to a maximum of 6.5% of gross hotel revenues. If the management fee calculation exceeds 6.5% of gross hotel revenue, Hyatt’s subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Hyatt’s subsidiaries are required to contribute the greater of a predetermined minimum return or the net operating income plus 25% of the shortfall between the threshold amount and the net operating income of the hotel. We record all shortfall contributions as a reduction of base management fees, which are included as a component of direct hotel expenses in our accompanying consolidated statements of operations, when all contingencies related to such amounts have been resolved. In May 2003, we updated our current franchise contracts and management agreements with Hyatt’s subsidiaries for all of our AmeriSuites hotels. The minimum net operating income guarantee agreements were not extended beyond their original terms and are set to expire in 2007 and 2008. Under the new agreements, we extended the existing franchise agreements to 2028 and the management agreements to 2010, as long as Hyatt continues to be in compliance with the minimum net operating income guarantees in the original agreements. For 2004, 2003 and 2002, we recorded approximately $4.8 million, $4.7 million and $3.6 million, respectively, in minimum income guarantees from Hyatt as a reduction of our base management fee expense in the accompanying consolidated statements of operations. The management contracts for our remaining hotels have terms ranging from one to four years and generally provide for payment of management fees ranging from 1.5% to 3.0% of hotel revenues and an incentive fee consisting of a percentage of gross operating profits in excess of budget, as defined by the management agreements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Investment in Hotel Properties

We record an impairment charge when we believe an investment in a hotel has been impaired such that future undiscounted cash flows would not recover the book basis of the hotel property, or the hotel is being held for sale. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value, thereby possibly requiring an impairment charge in the future.

We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. When the Company identifies an asset held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For 2004, we recorded a loss on impairment of a hotel held for sale of approximately $1.9 million. For 2003, we recorded losses on impairments of hotels held for sale of approximately $4.6 million. These impairments are reflected as a component of discontinued operations for the respective periods in the accompanying statements of operation.

Income Taxes

We record a valuation allowance to reduce our deferred income tax asset to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. At year-end 2003, we determined, it was more likely than not, that we would not be able to realize our $16.8 million deferred income tax asset, and we recorded a full valuation allowance for this asset. Our TRS Lessees continue to accumulate net operating losses primarily due to the lease payments that our TRS Lessees pay to their respective lessors, in conjunction with our assumption of the operating leases from several of our independent management companies in 2001. As a result of these continued losses, we continue to record a valuation allowance for the full amount of our deferred income tax asset. Additionally, we will not record a deferred income tax benefit until it is more likely than not that such benefit will be realized.

OTHER DEVELOPMENTS

Acquisitions

During 2004, we purchased 20 hotels for approximately $192.9 million related to previously announced acquisitions. The hotels were purchased from three hotel developers. These hotels represent a combined 1,871 rooms and have an average age of approximately five years. Of the 20 hotels purchased, 13 hotels are managed by McKibbon Hotel Management, Inc., five hotels are managed by Hospitality Group, Inc. and two hotels are managed by Gateway Lodging Company, Inc. We funded these acquisitions primarily through $74.6 million in net cash proceeds from April 2004 and October 2004 issuances of our common stock, the issuance of approximately 325,000 Partnership units valued at approximately $3.2 million, the assumption of approximately $54.1 million in secured long-term debt, the issuance of approximately $40.6 million in secured long-term debt and approximately $20.4 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note premium of approximately $4.9 million to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

The acquisitions that we completed in 2004 are as follows:

Hotel	Location	Rooms	Date Acquired
Courtyard by Marriott	Tallahassee, Florida	93	January 26, 2004
Residence Inn by Marriott	Tampa, Florida	102	March 25, 2004
Courtyard by Marriott	Gainesville, Florida	81	April 29, 2004
Residence Inn by Marriott	Tallahassee, Florida	78	April 29, 2004
Residence Inn by Marriott	Knoxville, Tennessee	78	May 10, 2004
Courtyard by Marriott	Asheville, North Carolina	78	May 28, 2004
Residence Inn by Marriott	Chattanooga, Tennessee	76	May 28, 2004
Courtyard by Marriott	Athens, Georgia	105	June 16, 2004
Residence Inn by Marriott	Savannah, Georgia	66	June 29, 2004
Hampton Inn by Hilton	Boca Raton, Florida	94	October 22, 2004
Hampton Inn by Hilton	Deerfield Beach, Florida	106	October 22, 2004
Hampton Inn by Hilton	Palm Beach Gardens, Florida	116	October 22, 2004
Hampton Inn by Hilton	West Palm Beach, Florida	110	October 22, 2004
Hampton Inn & Suites by Hilton	Boynton Beach, Florida	161	October 22, 2004
Courtyard by Marriott	Dalton, Georgia	93	November 1, 2004
Hilton Garden Inn	Louisville, Kentucky	112	November 1, 2004
Residence Inn by Marriott	Macon, Georgia	78	December 16, 2004
SpringHill Suites by Marriott	Asheville, North Carolina	88	December 16, 2004
Courtyard by Marriott	Knoxville, Tennessee	78	December 21, 2004
Courtyard by Marriott	Mobile, Alabama	78	December 21, 2004

See "Management's Report on Internal Control over Financial Reporting" beginning on page 31 of this Annual Report on Form 10-K for a discussion of the scope of our evaluation of the effectiveness of internal control over financial reporting with respect to 18 of these hotels.

Common Stock Offerings

In April 2004, we completed an offering of 2.4 million shares of common stock for net proceeds of approximately $21.4 million. The proceeds were used to fund our hotel acquisitions discussed above.

In October 2004, we completed an offering of 5.7 million shares of common stock, including approximately 415,000 shares issued upon the exercise of the underwriters’ over-allotment option, for net proceeds of approximately $53.2 million. The proceeds were used to fund our hotel acquisitions discussed above.

Additional Long-Term Debt

During 2004, we completed a refinancing of an existing mortgage related to our San Antonio Hampton Inn. We refinanced $5.3 million of senior debt at a fixed rate of 10.00% per annum with $5.7 million of 10-year senior debt at a fixed rate of 5.39%. In conjunction with this refinancing, the Company incurred a prepayment penalty of approximately $300,000, and this prepayment penalty is included as a component of interest expense, net in the accompanying consolidated statement of operations.

During 2004, we completed a $6.0 million, 10-year secured loan related to our Courtyard by Marriott in Tallahassee, Florida. The loan as a fixed rate of 5.83% per annum.

Hotel Development

We may develop a 200-room, full service Marriott hotel in Sandy, Utah, a suburb of Salt Lake City, Utah. We estimate that the development cost of this hotel will be approximately $24.0 million,

including approximately $2.2 million in land previously purchased by us. If we decide to develop this hotel, we plan to obtain additional financing sources to complete the construction of this hotel.

Long-Lived Asset Impairments and Hotel Sales

During 2004, we recorded a charge for impairment of approximately $1.9 million in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting For Impairment or Disposal of Long-Lived Assets,” based on the estimated net realizable value of a hotel held for sale. This hotel was subsequently sold in January 2005 for its approximate carrying value of $3.8 million. During 2003, we recorded charges for impairments of approximately $4.6 million as a result of our strategic decision to market four properties for sale. For the hotels related to both impairment charges, we have accounted for the operations of such properties as discontinued operations for the respective periods in the accompanying statements of operations.

During 2004, we sold three hotels previously classified as held for sale for approximately $10.9 million, including approximately $9.1 million in cash (after selling costs of approximately $980,000) and an increase to an existing note receivable, as discussed below, of $800,000. The hotels sold were a 97-room Hampton Inn located in Sarasota, Florida, a 122-room Hampton Inn located in Jacksonville, Florida, and a 141-room Comfort Inn located in Arlington, Texas. The average age of these hotels was approximately 17 years. We utilized the net proceeds from these dispositions to pay down existing long-term debt. In conjunction with these sales, we recorded a loss of approximately $320,000 as part of discontinued operations in the accompanying consolidated statement of operations. Additionally, in 2003 we sold a hotel and had initially deferred a gain of approximately $420,000 in conjunction with accepting the note receivable discussed below. In November 2004, this note was collected in full, less a $50,000 discount, and we recognized a net gain of approximately $370,000 as part of discontinued operations in the accompanying consolidated statement of operations.

In 2003, we sold four hotels (Hampton Inn in Ft. Worth, Texas; Hampton Inn & Suites in Bartlett, Tennessee; Holiday Inn Express in Wilkesboro, North Carolina; and AmeriSuites in Jacksonville, Florida) for an aggregate price of $20.1 million, resulting in a gain on the sales of approximately $1.6 million, net of impairment charges previously recorded. The sales prices were paid in cash, except for the Jacksonville hotel, $4.0 million of which was in the form of a 15-month note bearing interest at 7.75% per annum. The proceeds were utilized to pay down our existing long-term debt.

Subsequent Events

On January 26, 2005, we completed the sale of a hotel that was previously classified as held for sale. We sold a 123-room Hampton Inn hotel located near Birmingham, Alabama, for approximately $3.8 million in cash, which approximated its carrying value in the accompanying consolidated balance sheet. This hotel was approximately 19 years old.

On March 1, 2005, we completed our acquisition of a 126-room Hilton Garden Inn located in Fort Myers, Florida. The total purchase price for the hotel was approximately $14.5 million, which we funded through borrowings under our Line of Credit.

On March 4, 2005, we completed an offering of approximately 2.7 million shares of common stock for net proceeds of approximately $28.5 million. The net proceeds will be used for identified acquisitions and to repay indebtedness under our Line of Credit.

On March 9, 2005, we completed our acquisition of a 78-room Residence Inn located in Jacksonville, Florida. The total purchase price for the hotel was approximately $6.1 million, which we funded through borrowings under our Line of Credit.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to certain financial market risks, the most predominant of which is the fluctuation in interest rates. At December 31, 2004, our exposure to market risk for a change in interest rates is related to our debt outstanding under the Line of Credit and certain hotel secured debt. Total debt outstanding under these two debentures totaled approximately $82.7 million at December 31, 2004. As discussed below, we do maintain two interest rate swap agreements for a combined notional amount of $50.0 million.

Our Line of Credit bears interest at a variable rate of LIBOR plus 2.25% to 3.0% per annum as determined by our quarterly leverage. At December 31, 2004, our interest rate on our Line of Credit was LIBOR (2.42% at December 31, 2004) plus 2.75%. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings under our Line of Credit through the use of interest rate swaps, in order to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. We also regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuation.

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

Our Line of Credit matures in June 2006. As discussed above, our Line of Credit bears interest at variable rates, and therefore, cost approximates market value. At December 31, 2004, the fair value of our interest rate swaps was a liability of approximately $119,000.

Our operating results are affected by changes in interest rates, primarily as a result of our borrowings under the Line of Credit. If interest rates increased by 25 basis points, our interest expense would have increased by approximately $54,000, based on balances outstanding during the twelve months ended December 31, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)	Financial Statements:

The following financial statements are located in this report on the pages indicated.

(b)	Supplementary Data:

Quarterly Financial Information

     Unaudited quarterly results for 2004 and 2003 are summarized as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
2004
Revenue	$54,163	$65,765	$70,689	$66,292
Net income (loss) applicable to common shareholders	(4,085)	2,382	2,521	(4,282)
Net income (loss) per common share, basic and diluted	(0.10)	0.05	0.06	(0.09)

2003
Revenue	$51,878	$61,284	$62,828	$52,425
Net income (loss) applicable to common shareholders	(1,674)	(1,804)	256	(19,698)
Net income (loss) per common share, basic and diluted	(.04)	(.04)	.01	(.46)

Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year. In the fourth quarter of 2004, we recorded a charge for impairment of approximately $1.9 million, in accordance with SFAS No. 144, due to one hotel being designated as held for sale. In the fourth quarter of 2003, we recorded a tax valuation allowance of approximately $16.8 million in accordance with SFAS No. 109. In the second and fourth quarters of 2003, we also recorded charges for impairments of approximately $3.6 million and $1.0 million, respectively, due to the designation of four properties as held for sale. We have accounted for the operations of such properties as discontinued operations in each of the 2004 and 2003 quarters presented above. Reclassification of revenues to discontinued operations for each of the quarters presented above are as follows (in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2004	$416	$558	$544	$—
2003	2,721	912	865	397

Management’s Report on
Internal Control over Financial Reporting

Management of Equity Inns, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2004, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. We have excluded thirteen hotels managed by McKibbon Hotel Management, Inc. and five hotels managed by Hospitality Group, Inc. from our evaluation of the effectiveness of internal control over financial reporting as of December 31, 2004, because the hotels were acquired by us during 2004. The total assets and total revenues of the aforementioned hotels represent 0.3% and 7.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, have issued an attestation report on management’s assessment of internal control over financial reporting as of December 31, 2004, a copy of which appears on the next page of this annual report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Equity Inns, Inc.:

We have completed an integrated audit of Equity Inns, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below:

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Equity Inns, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing on page 31, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on Internal Control-Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in “Management’s Report on Internal Control over Financial Reporting,” appearing on page 31, management has excluded thirteen hotels managed by McKibbon Hotel Management, Inc. and five hotels managed by Hospitality Group, Inc. from its assessment of internal control over financial reporting as of December 31, 2004 because the hotels were acquired during 2004. The total assets and total revenues of the aforementioned hotels represent 0.3% and 7.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

PricewaterhouseCoopers LLP
Memphis, Tennessee
March 16, 2005

EQUITY INNS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2004	2003
Assets:
Investment in hotel properties, net	$852,755	$681,478
Assets held for sale	3,849	10,242
Cash and cash equivalents	6,991	8,201
Accounts receivable, net of doubtful accounts of $225 and $200, respectively	7,543	5,069
Notes receivable, net	—	4,917
Deferred expenses, net	8,679	8,291
Deposits and other assets, net	13,437	6,083

Total Assets	$893,254	$724,281

Liabilities and Shareholders’ Equity:
Long-term debt	$439,183	$329,774
Accounts payable and accrued expenses	30,366	22,913
Distributions payable	8,090	6,939
Interest rate swaps	119	931
Minority interests in Partnership	9,064	7,338

Total Liabilities	486,822	367,895

Commitments and contingencies

Shareholders’ Equity:
Preferred stock (Series B), 8.75%,$.01 par value, 10,000,000 shares authorized, 3,450,000 shares issued and outstanding	83,524	83,524
Common stock, $.01 par value, 100,000,000 shares authorized, 51,872,460 and 43,305,827 shares issued and outstanding	519	433
Additional paid-in capital	542,397	463,691
Treasury stock, at cost, 747,600 shares	(5,173)	(5,173)
Unearned directors’ and officers’ compensation	(2,211)	(123)
Distributions in excess of net earnings	(212,505)	(185,035)
Unrealized loss on interest rate swaps	(119)	(931)

Total Shareholders’ Equity	406,432	356,386

Total Liabilities and Shareholders’ Equity	$893,254	$724,281

The accompanying notes are an integral part of these consolidated financial statements.

EQUITY INNS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Revenue:
Room revenue	$244,215	$216,735	$216,255
Other hotel revenue	12,265	11,057	10,576
Other revenue	429	623	952

Total revenue	256,909	228,415	227,783

Operating expenses:
Direct hotel expenses	145,474	128,592	127,812
Other hotel expenses	9,169	8,230	7,377
Depreciation	40,809	38,105	38,246
Property taxes, rental expense and insurance	17,965	17,723	17,666
General and administrative expenses:
Non-cash stock-based compensation	844	551	680
Other general and administrative expenses	7,421	6,653	5,716

Total operating expenses	221,682	199,854	197,497

Operating income	35,227	28,561	30,286

Interest expense, net	29,535	29,593	30,389

Income (loss) from continuing operations before minority interests and income taxes	5,692	(1,032)	(103)
Minority interests income	91	495	2
Deferred income tax benefit (expense)	—	(9,777)	5,763

Income (loss) from continuing operations	5,783	(10,314)	5,662

Discontinued operations:
Gain (loss) on sale of hotel properties	47	1,248	—
Loss on impairment of hotels held for sale	(1,883)	(4,605)	—
Income (loss) from operations of discontinued operations	136	(18)	802

Income (loss) from discontinued operations	(1,700)	(3,375)	802

Net income (loss)	4,083	(13,689)	6,464

Loss on redemption of Series A Preferred Stock	—	(2,408)	—
Preferred stock dividends	(7,547)	(6,823)	(6,531)

Net loss applicable to common shareholders	$(3,464)	$(22,920)	$(67)

Net loss per share data:
Basic and diluted income (loss) per share:
Continuing operations	$(.04)	$(0.48)	$(.02)
Discontinued operations	(.04)	(.08)	.02

Net loss per common share	$(0.08)	$(.56)	$0.00

Weighted average number of common shares outstanding, basic and diluted	45,800	40,999	39,628

The accompanying notes are an integral part of these consolidated financial statements.

EQUITY INNS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2004	2003	2002
Net income (loss)	$4,083	$(13,689)	$6,464
Unrealized gain (loss) on interest rate swaps	812	1,268	724

Comprehensive income (loss)	$4,895	$(12,421)	$7,188

The accompanying notes are an integral part of these consolidated financial statements.

EQUITY INNS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

								Unearned		Unrealized
					Additional			Directors’	Distributions	Loss on
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		and Officers’	In Excess of	Interest
	Shares	Dollars	Shares	Dollars	Capital	Shares	Dollars	Compensation	Net Earnings	Rate Swap	Total
Balance at December 31, 2001	2,750	$68,750	37,592	$376	$418,351	748	$(5,173)	$(1,153)	$(120,064)	$(2,923)	$358,164

Issuance of common shares, net of offering expenses			3,565	36	26,909						26,945

Issuance of common shares to officers in lieu of cash bonus			52		342						342

Issuance of common shares to directors in lieu of cash compensation			12		88						88

Forfeiting of unvested shares by an officer upon resignation			(2)		(15)			15			—

Amortization of unearned officers’ and directors’ compensation								592			592

Issuance of common shares upon redemption of Partnership units			2		20						20

Net loss applicable to common shareholders									(67)		(67)

Distributions ($.51 per share)									(20,639)		(20,639)

Unrealized gain on interest rate swaps										724	724

Adjustments to minority interests from issuance of common shares and Partnership units						98					98

Balance at December 31, 2002	2,750	68,750	41,221	412	445,793	748	(5,173)	(546)	(140,770)	(2,199)	366,267

Issuance of common shares, net of offering expenses			2,000	20	15,060						15,080

Redemption of Series A Preferred Stock	(2,750)	(68,750)			2,408						(66,342)

Issuance of Series B Preferred Stock, net of offering expenses	3,450	83,524									83,524

Issuance of common shares to officers in lieu of cash bonus			19		112						112

Issuance of common shares to directors in lieu of cash compensation			14		97						97

Amortization of unearned officers’ and directors’ compensation								423			423

EQUITY INNS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

								Unearned		Unrealized
					Additional			Directors'	Distributions	Loss on
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		and Officers'	In Excess of	Interest
	Shares	Dollars	Shares	Dollars	Capital	Shares	Dollars	Compensation	Net Earnings	Rate Swap	Total
Issuance of common shares upon redemption of Partnership units			52	1	370						371

Net loss applicable to common shareholders									(22,920)		(22,920)

Distributions ($.52 per share)									(21,345)		(21,345)

Unrealized gain on interest rate swaps										1,268	1,268

Adjustments to minority interests from issuance of common stock, preferred stock and Partnership units					(149)						(149)

Balance at December 31, 2003	3,450	83,524	43,306	433	463,691	748	(5,173)	(123)	(185,035)	(931)	356,386

Issuance of common shares, net of offering expenses			8,066	81	74,524						74,605

Issuance of common shares to officers in lieu of cash bonus			48	1	439						440

Issuance of restricted common shares to officers			405	4	2,868			(2,872)			—

Forfeitures of restricted common shares by officers			(6)		(37)			37			—

Issuance of common shares to directors in lieu of cash compensation			17		161						161

Amortization of unearned officers’ and directors’ compensation								747			747

Issuance of common shares upon redemption of Partnership units			36		228						228

Net loss applicable to common shareholders									(3,464)		(3,464)

Distributions ($.52 per share)									(24,006)		(24,006)

Unrealized gain on interest rate swaps										812	812

Adjustments to minority interests from issuance of common stock, preferred stock and Partnership units					523						523

Balance at December 31, 2004	3,450	$83,524	51,872	$519	$542,397	748	$(5,173)	$(2,211)	$(212,505)	$(119)	$406,432

The accompanying notes are an integral part of these consolidated financial statements.

EQUITY INNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$4,083	$(13,689)	$6,464
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of hotel properties	(47)	(1,248)	—
Loss on impairment of hotels held for sale	1,883	4,605	—
Depreciation	40,809	38,105	38,246
Depreciation of discontinued operations	362	1,265	2,710
Amortization of loan costs and franchise fees	1,971	2,462	2,390
Amortization of mortgage note premium	(454)	—	—
Non-cash stock-based compensation	844	551	680
Deferred income tax expense (benefit)	—	9,777	(5,763)
Minority interests income	(91)	(495)	(2)
Changes in operating assets and liabilities:
Accounts receivable	(2,474)	(976)	(1,634)
Distributions payable	1,151	433	5,417
Deposits and other assets	(7,354)	(1,692)	(269)
Accounts payable and accrued expenses	6,742	(5,190)	(3,481)
Other	183	39	(358)

Net cash provided by operating activities	47,608	33,947	44,400

Cash flows from investing activities:
Improvements and additions to hotel properties	(25,345)	(13,343)	(8,890)
Acquisition of hotel properties	(135,604)	—	(16,320)
Payments for franchise applications	(812)	(200)	(117)
Notes receivable	5,285	—	(596)
Net proceeds from sale of hotel properties	9,940	15,471	—

Net cash provided by (used in) investing activities	(146,536)	1,928	(25,923)

Cash flows from financing activities:
Gross proceeds from public offering of common stock	76,963	15,100	28,520
Gross proceeds from issuance of Series B Preferred Stock	—	86,250	—
Payment of offering expenses	(2,396)	(2,746)	(1,576)
Redemption of Series A Preferred Stock	—	(68,750)	—
Distributions paid	(31,085)	(28,332)	(22,364)
Payments for loan costs	(1,574)	(2,005)	(215)
Proceeds from borrowings	180,462	47,375	47,375
Payments on long-term debt	(124,652)	(80,482)	(68,660)

Net cash provided by (used in) financing activities	97,718	(33,590)	(16,920)

Net increase (decrease) in cash	(1,210)	2,285	1,557
Cash and cash equivalents at beginning of period	8,201	5,916	4,359

Cash and cash equivalents at end of period	$6,991	$8,201	$5,916

Supplemental cash flow information:
Cash paid for interest	$27,236	$28,327	$29,140

The accompanying notes are an integral part of these consolidated financial statements.

EQUITY INNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In these footnotes, the words “Company”, “Equity Inns”, “we”, “our”, and “us” refer to Equity Inns, Inc., a Tennessee corporation, and its consolidated subsidiaries, unless otherwise stated or the context requires otherwise.

1. Organization

Equity Inns is a hotel real estate investment trust (“REIT”) for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the “Trust”), is the sole general partner of Equity Inns Partnership, L.P. (the “Partnership”) and at December 31, 2004 owned an approximate 97.3% interest in the Partnership.

Our hotel properties are leased to our wholly-owned taxable REIT subsidiaries (the “TRS Lessees”). Our hotel properties are managed by independent third parties. At December 31, 2004, the independent managers of our hotels are as follows:

Number of Hotels
Interstate Hotels & Resorts, Inc.	48
Hilton Hotels Corporation	17
Hyatt Corporation	18
McKibbon Hotel Group	13
Other (4)	14

110

Our management agreements with Hyatt, which purchased the AmeriSuites brand in January 2005 from the Blackstone Group, which purchased the brand from Prime Hospitality Corporation in October 2004, are structured to provide the TRS Lessees minimum net operating income at each of our 18 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of our 18 AmeriSuites hotels. As the manager, Hyatt’s subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, as defined, to a maximum of 6.5% of gross hotel revenues. If the management fee calculation exceeds 6.5% of gross hotel revenue, Hyatt’s subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Hyatt’s subsidiaries are required to contribute the greater of a predetermined minimum return or the net operating income plus 25% of the shortfall between the threshold amount and the net operating income of the hotel. We record all shortfall contributions as a reduction of base management fees, which are included as a component of direct hotel expenses in our accompanying consolidated statements of operations, when all contingencies related to such amounts have been resolved. In May 2003, we updated our current franchise contracts and management agreements with Hyatt’s subsidiaries for all of our AmeriSuites hotels. The minimum net operating income guarantee agreements were not extended beyond their original terms and are set to expire in 2007 and 2008. Under the new agreements, we extended the existing franchise agreements to 2028 and the management agreements to 2010, as long as Hyatt continues to be in compliance with the minimum net operating income guarantees in the original agreements. For 2004, 2003 and 2002, we recorded approximately $4.8 million, $4.7 million and $3.6 million, respectively, in minimum income guarantees from Hyatt as a reduction of our base management fee expense in the accompanying consolidated statements of operations. The management contracts for our remaining hotels have terms ranging from one to four years and generally provide for payment of management fees ranging from 1.5% to 3.0% of hotel revenues and an incentive fee consisting of a percentage of gross operating profits in excess of budget, as defined by the management agreements.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment in Hotel Properties

Our hotel properties are recorded at cost. We compute depreciation using the straight-line method over the estimated useful lives of the assets which range from 5 to 40 years for buildings and components and 5 to 7 years for furniture and equipment.

We record maintenance and repairs expense as incurred, and major renewals and improvements are capitalized. Upon disposition, both the asset and accumulated depreciation accounts are relieved, and the related gain or loss is credited or charged to the statement of operations.

We record an impairment charge when we believe an investment in a hotel has been impaired such that future undiscounted cash flows would not recover the book basis of the hotel property, or the hotel is being held for sale. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value, thereby possibly requiring an impairment charge in the future.

We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. When the Company identifies an asset held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For 2004, we recorded a loss on impairment of a hotel held for sale of approximately $1.9 million. For 2003, we recorded losses on impairments of hotels held for sale of approximately

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies, Continued

$4.6 million. These impairments are reflected as a component of discontinued operations for the respective periods in the accompanying statements of operations.

Cash and Cash Equivalents

We consider highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

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

Deferred Expenses

We record deferred expenses at cost and those expenses principally consist of initial fees paid to franchisors and loan fees and other costs incurred in issuing debt. Amortization of franchise fees is computed using the straight-line method over the lives of the franchise agreements which range up to 20 years.

We record amortization of loan fees and other costs incurred in issuing debt by using the straight-line method, which approximates the interest method, over the term of the related debt. Accumulated amortization of deferred expenses totaled approximately $8.3 and $6.4 million at December 31, 2004 and 2003, respectively.

Deposits and Other Assets

Deposits include escrow deposits relating to our mortgage debt, deferred compensation assets held for our officers, amounts due from an insurance carrier relating to hurricane losses and other hotel assets.

Inventories

Inventories consist primarily of linens and food and beverage items that are recorded at the lower of cost or market as a component of deposits and other assets in the accompanying balance sheets.

Distributions

We pay regular quarterly cash distributions to shareholders. These distributions are determined quarterly by our Board based on our operating results, economic conditions, capital expenditure

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies, Continued

requirements, the Internal Revenue Code’s REIT annual distribution requirements, leverage covenants imposed by our Line of Credit and other debt documents, and any other matters that our Board deems relevant.

Revenue Recognition

Approximately 99.8% of our revenue is comprised of hotel operating revenues, principally driven by room revenue and revenue from other hotel operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense. The remaining 0.2% of our revenue is from a joint venture with one of our furniture and equipment contractors and other sources.

We do not have any time-share arrangements and do not sponsor any frequent guest programs for which we would have any contingent liability. We participate in frequent guest programs sponsored by the brand owners of our hotels and we expense the charges associated with those programs (typically consisting of a percentage of the total room revenue charged to guests), as incurred. When a guest redeems accumulated frequent guest points at one of our hotels, the hotel bills the sponsor for the services provided in redemption of such points and records revenue in the amount of the charges billed to the sponsor. Associated with the frequent guest programs, we have no loss contingencies or ongoing obligation beyond what is paid to the brand owner at the time of the guest’s stay.

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

Advertising and Marketing

In accordance with the AICPA’s Statement of Position (“SOP”) No. 93-7, “Reporting on Advertising Costs,” we expense advertising and marketing costs as incurred or as the advertising takes place. We recorded approximately $12.9 million, $12.7 million and $13.6 million in 2004, 2003 and 2002, respectively, in advertising and marketing costs.

Minority Interests

Minority interests in our Partnership represent the limited partners’ proportionate share of the equity of the Partnership. Income is allocated to minority interests based on weighted average percentage ownership each fiscal quarter.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies, Continued

Income Taxes

We have elected to be treated as a REIT under the Internal Revenue Code. Under this status, income from the REIT is not subject to federal income taxes, provided that certain circumstances are satisfied, the most restrictive being that at least 90% of our taxable income is paid out as distributions to our shareholders. We do, however, maintain TRS Lessees that are subject to federal and state income taxes. The TRS Lessees maintain leases with subsidiaries of Equity Inns, as parent, that provide for certain rents to be paid to us. As the TRS Lessees are subject to income taxes, we account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, we use the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases within the TRS Lessees.

Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives and methods used to compute depreciation.

Distributions made to shareholders in 2004, 2003 and 2002 are considered to be approximately 15%, 1% and 3% return of capital, respectively, for federal income tax purposes.

In the fourth quarter of 2003, we recorded a valuation allowance of $16.8 million against our deferred income tax asset, in accordance with SFAS No. 109, as realization of such asset in future years was uncertain. Additionally, we will not record a deferred income tax benefit until it is more likely than not that such benefit will be realized.

Net Income Per Common Share

We compute basic earnings per common share from continuing operations by dividing income (loss) from continuing operations as adjusted for gains or losses on the sale of hotel properties not included in discontinued operations, for losses on redemptions of preferred stock, and for dividends on preferred stock by the weighted average number of shares of common stock outstanding. We compute diluted earnings per common share from continuing operations by dividing income (loss) from continuing operations as adjusted for gains or losses on the sale of hotel properties not included in discontinued operations and for dividends on preferred stock by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities.

Potential dilutive securities included in our calculation of diluted earnings per share include shares issuable upon exercise of stock options. The majority of the options to purchase shares of our common stock that were outstanding during 2004, 2003 and 2002 were not included in the computation of diluted EPS because their effect would have been anti-dilutive.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies, Continued

Stock-Based Compensation

At December 31, 2004, we have two stock-based employee and director compensation plans, which are described more fully in Note 12. Prior to January 1, 2003, we accounted for these plans under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In December of 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We elected to adopt the recognition provisions of SFAS No. 123 under the prospective method as defined in SFAS No. 148 on January 1, 2003. Under the prospective method, we will apply the fair value based method of accounting for stock-based employee compensation prospectively to all awards granted, modified or settled beginning January 1, 2003. There were no material grants, modifications or settlements of options to purchase shares of our common stock made during 2004 or 2003. No stock-based employee compensation cost is reflected in net income related to stock options as all options granted prior to December 31, 2002 had an exercise price equal to the market value of the underlying common stock on the date of grant. If we had applied the fair value recognition provisions of SFAS No. 123 related to our stock options during 2002, our net income for 2002 would have been decreased by $17,000 with no impact on our earnings per share.

Segment Reporting

We consider each of our hotels to be an operating segment, none of which meets the threshold for a reportable segment as prescribed by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We allocate resources and assess operating performance based on each individual hotel. Additionally, we aggregate these individually immaterial operating segments into one segment using the criteria established by SFAS No. 131, including the similarities of our product offering, types of customers and method of providing service.

Derivative Instruments and Hedging Activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, we record all derivatives on our balance sheets at fair value.

Our interest rate swap contracts have been designated as cash flow hedges. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies, Continued

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. We do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as hedges. To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Historically, we have used derivatives to hedge the variable cash flows associated with our existing variable rate debt.

No hedge ineffectiveness on cash flow hedges was recognized during 2004, 2003 or 2002.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt.

During 2005, we estimate that an insignificant amount of the change in unrealized gains/ losses from accumulated other comprehensive income will be reclassified to interest expense.

Concentration of Credit Risk

We own 4,573 hotel rooms or approximately 34% of our total hotel rooms in the South Atlantic region of the United States. Additionally, we own 1,689 hotel rooms or approximately 12.5% of our total hotel rooms in the state of Florida.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, commercial mortgage bonds, line of credit borrowings, mortgage borrowings and interest rate swap contracts. The carrying values of our commercial mortgage bonds and mortgage borrowings were estimated using discounted cash flow analysis, based on our incremental borrowing rate at December 31, 2004 and 2003, for similar types of borrowing arrangements and the carrying value of such instruments are estimated to be below fair value by approximately $33.3 million and $16.4 million, respectively. Our Line of Credit borrowings bear interest at variable rates and therefore cost approximates market value. Our interest rate swap contracts are carried at fair value in the financial statements. The fair value of our interest rate swaps is estimated using quotes from the market makers of these instruments and represents the estimated amount that we would expect to pay to terminate the agreements.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investment in Hotel Properties

Our hotel properties consist of the following at December 31 (in thousands):

	2004	2003
Land	$116,065	$99,938
Buildings and improvements	857,840	695,581
Furniture and equipment	130,954	114,328
Construction in progress	6,160	3,998

	1,111,019	913,845
Less accumulated depreciation	(258,264)	(232,367)

	$852,755	$681,478

During 2004, we purchased 20 hotels for approximately $192.9 million related to previously announced acquisitions. The hotels were purchased from three hotel developers. These hotels represent a combined 1,871 rooms and have an average age of approximately five years. Of the 20 hotels purchased, 13 hotels are managed by McKibbon Hotel Management, Inc., five hotels are managed by Hospitality Group, Inc. and two hotels are management by Gateway Lodging Company, Inc. We funded these acquisitions primarily through $74.6 million in net cash proceeds from April 2004 and October 2004 issuances of our common stock, the issuance of approximately 325,000 Partnership units valued at approximately $3.2 million, the assumption of approximately $54.1 million in secured long-term debt, the issuance of approximately $40.6 million in secured long-term debt and approximately $20.4 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note premium of approximately $4.9 million to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investment in Hotel Properties, Continued

The acquisitions that we completed in 2004 are as follows:

Hotel	Location	Rooms	Date Acquired
Courtyard by Marriott	Tallahassee, Florida	93	January 26, 2004
Residence Inn by Marriott	Tampa, Florida	102	March 25, 2004
Courtyard by Marriott	Gainesville, Florida	81	April 29, 2004
Residence Inn by Marriott	Tallahassee, Florida	78	April 29, 2004
Residence Inn by Marriott	Knoxville, Tennessee	78	May 10, 2004
Courtyard by Marriott	Asheville, North Carolina	78	May 28, 2004
Residence Inn by Marriott	Chattanooga, Tennessee	76	May 28, 2004
Courtyard by Marriott	Athens, Georgia	105	June 16, 2004
Residence Inn by Marriott	Savannah, Georgia	66	June 29, 2004
Hampton Inn by Hilton	Boca Raton, Florida	94	October 22, 2004
Hampton Inn by Hilton	Deerfield Beach, Florida	106	October 22, 2004
Hampton Inn by Hilton	Palm Beach Gardens, Florida	116	October 22, 2004
Hampton Inn by Hilton	West Palm Beach, Florida	110	October 22, 2004
Hampton Inn & Suites by Hilton	Boynton Beach, Florida	161	October 22, 2004
Courtyard by Marriott	Dalton, Georgia	93	November 1, 2004
Hilton Garden Inn	Louisville, Kentucky	112	November 1, 2004
Residence Inn by Marriott	Macon, Georgia	78	December 16, 2004
SpringHill Suites by
Marriott	Asheville, North Carolina	88	December 16, 2004
Courtyard by Marriott	Knoxville, Tennessee	78	December 21, 2004
Courtyard by Marriott	Mobile, Alabama	78	December 21, 2004

Based on our estimate of fair value, we allocated the purchase price of these hotels as follows (in thousands):

Amount
Land	$17,202
Buildings and improvements	156,644
Furniture and equipment	19,037

$192,883

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investment in Hotel Properties, Continued

The following unaudited pro forma results are presented as if these acquisitions had occurred on January 1, 2003 (in thousands, except per share data):

	Years Ended December 31,
	2004	2003
Revenues
Equity Inns, as reported	$256,909	$228,415
Acquisitions	34,524	48,573

Pro forma combined revenues	$291,433	$276,988

Net income (loss) applicable to common shareholders Equity Inns, as reported	$(3,464)	$(22,920)
Acquisitions	3,622	3,433

Pro forma combined net income (loss)	$158	$(19,487)

Pro forma basic and diluted income (loss) per share	$0.00	$(0.40)

Pro forma weighted average number of common shares outstanding – basic and diluted	51,076	49,065

Note: These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had these acquisitions been completed on January 1, 2003, or of future results.

During 2004, we invested approximately $25.3 million to fund capital improvements in our hotels, including replacement of carpets, drapes, furniture and equipment, renovation of common areas and improvements of hotel exteriors. We expect to fund an aggregate of approximately $25.0 million throughout 2005 for capital improvements. We intend to fund such improvements out of our cash flows from operations, current cash balances and borrowings under our Line of Credit.

During 2004, we recorded a charge for impairment of approximately $1.9 million in accordance with SFAS No. 144, “Accounting For Impairment or Disposal of Long-Lived Assets,” based on the estimated net realizable value of a hotel held for sale. This hotel was subsequently sold in January 2005 for its approximate carrying value of $3.8 million. During 2003, we recorded charges for impairments of approximately $4.6 million as a result of our strategic decision to market four properties for sale. For the hotels related to both impairment charges, we have accounted for the operations of such properties as discontinued operations for the respective periods in the accompanying statements of operations.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investment in Hotel Properties, Continued

During 2004, we sold three hotels previously classified as held for sale for approximately $10.9 million, including approximately $9.1 million in cash (after selling costs of approximately $980,000) and an increase to an existing note receivable, as discussed below, of $800,000. The hotels sold were a 97-room Hampton Inn located in Sarasota, Florida, a 122-room Hampton Inn located in Jacksonville, Florida, and a 141-room Comfort Inn located in Arlington, Texas. The average age of these hotels was approximately 17 years. We utilized the net proceeds from these dispositions to pay down existing long-term debt. In conjunction with these sales, we recorded a loss of approximately $320,000 as part of discontinued operations in the accompanying consolidated statement of operations. Additionally, in 2003 we sold a hotel and had initially deferred a gain of approximately $420,000 in conjunction with accepting the note receivable discussed below. In November 2004, this note was collected in full, less a $50,000 discount, and we recognized a net gain of approximately $370,000 as part of discontinued operations in the accompanying consolidated statement of operations.

During 2004, we experienced significant hurricane damage at one of our hotels located in Jacksonville Beach, Florida. This hotel was subsequently repaired and became operational in late January 2005. The total cost of the hurricane loss is estimated to be approximately $3.8 million, and we are currently working with our insurance carrier in processing this claim. Based on the total estimated project cost, the estimated net insurance proceeds and the estimated net book value of the assets destroyed, we expect to record a net gain on insurance proceeds upon the conclusion of the processed claim. This gain will be recorded upon receipt of the net insurance proceeds and closure of the insurance claim.

In 2003, we sold four hotels (Hampton Inn in Ft. Worth, Texas; Hampton Inn & Suites in Bartlett, Tennessee; Holiday Inn Express in Wilkesboro, North Carolina; and AmeriSuites in Jacksonville, Florida) for an aggregate price of $20.1 million, resulting in a gain on the sales of approximately $1.6 million, net of impairment charges previously recorded. The sales prices were paid in cash, except for the Jacksonville hotel, $4.0 million of which was in the form of a 15-month note bearing interest at 7.75% per annum. The proceeds were utilized to pay down our existing long-term debt.

We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. When we identify an asset held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. Depreciation is no longer recorded once we have identified an asset as held for sale. Net realizable value is estimated as the amount at which the asset could be bought or sold (fair value) less costs to sell. We have determined fair value by using prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, as appropriate. We only allocate to discontinued operations interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For 2004, we recorded a loss on impairment of a hotel held for sale of approximately $1.9 million. For 2003, we recorded losses on impairments of hotels held for sale of approximately $4.6 million. These impairments are reflected as a component of discontinued operations for the respective periods in the accompanying statements of operations.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Notes Receivable

Notes receivable consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
HM-NM, Inc.	$—	$3,582
Officers of the Company	—	1,335

	$—	$4,917

In November 2003, we sold our AmeriSuites hotel in Jacksonville, Florida to HM-NM, Inc. for a purchase price of approximately $6.0 million, $4.0 million of which was in the form of a 15-month note receivable bearing interest at 7.75% per annum. Additionally, in January 2004 we sold a Hampton Inn hotel located in Jacksonville, Florida to HM-NM, Inc. for a purchase price of approximately $5.0 million, including an additional $800,000 increase to the note receivable discussed above. The entire note was secured by the land, building and furniture and fixtures of the AmeriSuites hotel located at 8277 Western Way Circle, Jacksonville, Florida. We initially deferred a gain on sale of approximately $420,000 based on the minimum investment requirements as prescribed by SFAS No. 66, “Accounting for Sales of Real Estate.” In December 2004, we collected this note in full, less a $50,000 discount. Accordingly, we recognized a net gain of approximately $370,000 during 2004 as part of discontinued operations in our accompanying statement of operations.

At various times from January 1998 to July 2002, we advanced loans to our executive officers for income taxes relating to annual bonuses taken in shares of our common stock and income taxes related to the taxable value of vested restricted stock. All notes were paid in full in July 2004 in accordance with their stated terms. We no longer provide loans to officers.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Long-Term Debt

The following details our debt outstanding at December 31, 2004 and 2003 (dollars in thousands):

						Collateral	Net Book
	Principal Balance		Interest			# of	Value at
	12/31/04	12/31/03	Rate		Maturity	Hotels	12/31/04
Commercial Mortgage Bonds
Class A	$—	$4,061	6.83%	Fixed	Nov 2006
Class B	45,802	50,600	7.37%	Fixed	Dec 2015
Class C	10,000	10,000	7.58%	Fixed	Feb 2017

	55,802	64,661				18	$98,167

			LIBOR plus
Line of Credit	72,000	50,000	Percentage	Variable	June 2006	25	218,863
Mortgage	89,318	91,009	8.37%	Fixed	July 2009	19	151,967
Mortgage	65,823	66,891	8.25%	Fixed	Nov 2010	16	101,659
Mortgage	34,089	34,612	8.25%	Fixed	Nov 2010	8	53,625
			LIBOR plus
Mortgage	10,652	10,750	285 pts.	Variable	Aug 2008	1	14,656
Mortgage	2,811	2,912	6.00%	Fixed	May 2008	1	6,625
Mortgage	—	5,431	10.00%	Fixed	Sept 2005	—	—
Mortgage	3,320	3,508	6.37%	Fixed	Nov 2016	1	7,783
Mortgage	6,276	—	8.70%	Fixed	Nov 2010	1	10,607
Mortgage	4,268	—	7.97%	Fixed	Oct 2007	1	7,180
Mortgage	5,258	—	7.97%	Fixed	Oct 2007	1	8,002
Mortgage	4,457	—	7.10%	Fixed	Sept 2008	1	9,020
Mortgage	3,787	—	8.04%	Fixed	Nov 2007	1	6,802
Mortgage	5,276	—	8.04%	Fixed	Nov 2007	1	7,861
Mortgage	3,160	—	9.375%	Fixed	April 2007	1	6,396
Mortgage	3,381	—	9.375%	Fixed	April 2007	1	6,599
Mortgage	5,145	—	8.04%	Fixed	Nov 2007	1	6,529
Mortgage	3,938	—	9.375%	Fixed	April 2007	1	7,338
Mortgage	3,854	—	9.05%	Fixed	May 2007	1	9,364
Mortgage	5,958	—	5.83%	Fixed	July 2014	1	9,502
Mortgage	40,508	—	5.64%	Fixed	Nov 2014	5	73,805
Mortgage	5,700	—	5.39%	Fixed	Dec 2014	1	10,763

	434,781	329,774				107	$833,113

Unamortized Mortgage Note Premium	4,402	—

	$439,183	$329,774

Related to our hotel acquisitions completed during 2004, we assumed approximately $54.1 million of long-term debt with various interest rates and maturities. In accounting for this assumed debt at estimated fair value, we recorded approximately $4.9 million of a mortgage note premium in the accompanying consolidated balance sheet. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense. For 2004, we recorded approximately $455,000 of mortgage note premium amortization.

During 2004, we completed a $40.6 million secured loan related to the acquisition of five hotels in southern Florida. The loan bears interest at a fixed rate of 5.64% per annum. Under terms of the loan, the promissory note matures on November 1, 2024, although the lender has a call option on November 1, 2014 and November 1, 2019, at which time all outstanding principal and accrued interest would be due in full.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Long-Term Debt, Continued

During 2004, we completed a refinancing of an existing mortgage related to our San Antonio Hampton Inn. We refinanced $5.3 million of senior debt at a fixed rate of 10.00% per annum with $5.7 million of 10-year senior debt at a fixed rate of 5.39%. In conjunction with this refinancing, the Company incurred a prepayment penalty of approximately $300,000, and this prepayment penalty is included as a component of interest expense, net in the accompanying consolidated statement of operations.

During 2004, we completed a $6.0 million, 10-year secured loan related to our Courtyard by Marriott in Tallahassee, Florida. The loan has a fixed rate of 5.83% per annum.

We entered into a collateralized Line of Credit in June 2003 for $110.0 million, subject to certain restrictions. The Line of Credit bears interest at LIBOR plus 2.25% to 3.0% per annum as determined by our quarterly leverage and the facility matures in June 2006 but may be extended at our option for an additional year. At December 31, 2004, the interest rate on our Line of Credit was LIBOR (2.42% at December 31, 2004) plus 2.75%. Fees ranging from .45% to .60% per annum, as determined by our ratio of total indebtedness to EBITDA, are paid quarterly on the unused portion of our Line of Credit. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a test for cash available for dividend payouts, a fixed charge test and a leverage test, among other covenants. At December 31, 2004, we were in compliance with all covenants required by our Line of Credit.

All of our debt is secured by first mortgages on our hotels. Our debt has maturity dates that range from June 2006 to February 2017 with certain debt requiring annual principal payments and certain debt representing term maturities. The terms of our debt generally require prepayment penalties if repaid prior to maturity.

Certain of our loan agreements require quarterly deposits into separate room renovation accounts for the amount by which 4% of revenues at our hotels exceeds the amount expended by us during the year for replacement of furniture and equipment, maintenance, and capital improvements for our hotels. For 2004, amounts expended exceeded, in the aggregate, the amounts required under the loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts.

Our Line of Credit has a stated borrowing capacity of $110.0 million. This capacity is further limited to a stated percentage of the appraised value of the assets pledged as collateral. Additionally, since the completion of our Line of Credit, we have sold certain of our hotels that served as collateral under this facility. Accordingly, at December 31, 2004, we had an additional borrowing capacity of approximately $37.1 million under our Line of Credit.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Long-Term Debt, Continued

Future scheduled principal payments of debt obligations at December 31, 2004 are as follows (in thousands):

Year	Amount
2005	$9,534
2006	82,267
2007	46,297
2008	26,393
2009	89,180
Thereafter	181,110

Total debt	$434,781

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

7. Income Taxes

In years ending before January 1, 2001, we were not subject to federal and state income tax because of our REIT status. Under the provisions of the Tax Relief Extension Act of 1999 that became effective January 1, 2001, we began leasing hotels to our TRS Lessees which are subject to federal and state income taxes.

The use of TRS Lessees, however, is subject to certain restrictions, including the following:

•	no more than 20% of the REIT’s assets may consist of securities of its TRS Lessees;

•	the tax deductibility of interest paid or accrued by a TRS Lessee to its affiliated REIT is limited; and

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes, Continued

•	a 100% excise tax is imposed on non-arm’s length transactions between a TRS Lessee and its affiliated REIT or the REIT’s tenants.

In order to qualify for REIT status under the Internal Revenue Code, the Company must meet several requirements. One of these requirements is that the Company must distribute at least 90% of its taxable income in the form of a dividend to its shareholders. Generally, a REIT is not subject to federal taxes on the income it distributes currently to its shareholders. If we fail to meet the REIT qualification tests, we will be subject to federal (including any alternative minimum tax) and state income tax and may not qualify as a REIT for subsequent taxable years. We intend to continue to meet all of our REIT requirements.

The components of our income tax benefit (expense) are as follows (in thousands):

	2004	2003	2002
Deferred:
Federal	$3,807	$6,458	$5,825
State	327	554	500
Less amount included in discontinued operations			(562)
Valuation allowance	(4,134)	(16,789)	—

Deferred income tax benefit (expense), net	$—	$(9,777)	$5,763

The deferred income tax expense (benefit) and related deferred tax asset was historically calculated using a statutory tax rate of 38% applied to the losses of our TRS Lessees. At year-end 2003, we determined that a valuation allowance was necessary for the entire deferred income tax asset due to the continued softness in the lodging industry and the uncertainty associated with its future recovery. Accordingly, we recorded an approximate $16.8 million valuation allowance ($16.2 million after minority interests consideration) associated with our deferred income tax asset. Additionally, we discontinued recording a deferred income tax benefit for 2004. At December 31, 2004, we have a valuation allowance for a deferred income tax asset of approximately $20.9 million that is comprised of the tax effect of net operating loss carryforwards that will expire in years beginning after 2021.

A reconciliation of our statutory income tax rate to our effective income tax rate is as follows:

	2004	2003	2002
Statutory U.S. federal income tax rate	35%	35%	35%
State income tax rate (net of federal benefit)	3	3	3
Non-taxable REIT income	(140)	(217)	(4,588)
Valuation allowance	102	429	—

Effective income tax rate	—%	250%	(4,550%)

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes, Continued

The following table reconciles GAAP net income and REIT taxable income for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
GAAP net income	$4,083	$(13,689)	$6,464
Plus GAAP net loss on taxable subsidiaries included above	10,599	27,459	10,020

GAAP net income from REIT operations	14,682	13,770	16,484
Book/tax differences on depreciation and amortization	15,521	10,535	10,212
Book/tax differences on gains/losses from capital transactions and hotel impairments, net	(2,647)	4,607	208
Write-off of notes receivable	—	(1,898)	(630)
Other book/tax differences, net	455	983	314

Taxable income subject to distribution requirement	$28,011	$27,997	$26,588

The tax effect of the temporary difference that gives rise to our deferred income tax asset at December 31, 2004 and 2003 is as follows (in thousands):

	2004	2003
Net operating loss carryforwards – TRS Lessees	$20,923	$16,789
Less valuation allowance	(20,923)	(16,789)

Deferred income tax asset, net	$—	$—

8. Discontinued Operations

In 2002, we adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 established criteria beyond that previously specified in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” to determine when a long-lived asset is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. Due to the adoption of SFAS No. 144, we now report as discontinued operations any assets held for sale (as defined by SFAS No. 144), and assets sold during the periods presented. We identify and assess discontinued operations at the individual hotel operating level because we can identify cash flows at this level. All results of these discontinued operations, less applicable income taxes, are included as a separate component of income in our accompanying consolidated statements of operations. This change has resulted in certain reclassifications of the previously reported statements of operations for 2003 and 2002.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Discontinued Operations, Continued

We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. When we identify an asset held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. Depreciation is no longer recorded once we have identified an asset as held for sale. Net realizable value is estimated as the amount at which the asset could be bought or sold (fair value) less costs to sell. We have determined fair value by using prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, as appropriate. We only allocate to discontinued operations interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction.

During 2004, we recorded a charge for impairment of approximately $1.9 million based on the estimated net realizable value of a hotel held for sale. This hotel was subsequently sold in January 2005 for its approximate carrying value of $3.8 million.

During 2004, we sold three hotels previously classified as held for sale for approximately $10.9 million, including approximately $9.1 million in cash (after selling costs of approximately $980,000) and an increase to an existing note receivable, as discussed below, of $800,000. The hotels sold were a 97-room Hampton Inn located in Sarasota, Florida, a 122-room Hampton Inn located in Jacksonville, Florida, and a 141-room Comfort Inn located in Arlington, Texas. The average age of these hotels was approximately 17 years. We utilized the net proceeds from these dispositions to pay down existing long-term debt. In conjunction with these sales, we recorded a loss of approximately $320,000 as part of discontinued operations in the accompanying consolidated statement of operations. Additionally, in 2003 we sold a hotel and had initially deferred a gain of approximately $420,000 in conjunction with accepting the note receivable discussed below. In November 2004, this note was collected in full, less a $50,000 discount, and we recognized a net gain of approximately $370,000 as part of discontinued operations in the accompanying consolidated statement of operations.

In 2003, we sold four hotels (Hampton Inn in Ft. Worth, Texas; Hampton Inn & Suites in Bartlett, Tennessee; Holiday Inn Express in Wilkesboro, North Carolina; and AmeriSuites in Jacksonville, Florida) for an aggregate price of $20.1 million, resulting in a gain on the sales of approximately $1.6 million, net of impairment charges previously recorded. The sales prices were paid in cash, except for the Jacksonville hotel, $4.0 million of which was in the form of a 15-month note bearing interest at 7.75% per annum. The proceeds were utilized to pay down our existing long-term debt.

For all periods presented, the operations of all of our hotels classified as held for sale are included in the accompanying consolidated statements of operations under the heading “Income (loss) from

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Discontinued Operations, Continued

discontinued operations.” The components of income (loss) from discontinued operations for the years ended December 31 are shown below (in thousands):

	2004	2003	2002
Revenue:
Room revenue	$2,310	$8,697	$12,866
Other hotel revenue	74	319	525

Operating costs:
Direct hotel expenses	1,631	6,093	8,096
Other hotel expenses	71	306	651
Depreciation	362	1,265	2,710
Property taxes, rental expense and insurance	152	644	969
Amortization of franchise fees	13	20	19
Interest expense	19	706	706
Deferred income tax benefit	—	—	(562)

Income (loss) from operations of discontinued operations	136	(18)	802

Gain (loss) on sale of hotel properties	47	1,248	—
Loss on impairment of hotels held for sale	(1,883)	(4,605)	—

Income (loss) from discontinued operations	$(1,700)	$(3,375)	$802

9. Commitments and Contingencies

All of our hotels are operated under franchise agreements and are licensed as Hampton Inn (49), AmeriSuites (18), Residence Inn (17), Homewood Suites (9), Courtyard by Marriott (8), Holiday Inn (4), Comfort Inn (2), Hampton Inn & Suites (1), SpringHill Suites (1) and Hilton Garden Inn (1). The TRS Lessees hold the franchise licenses for our hotels. The franchise agreements generally require the payment of fees based on a percentage of hotel room revenue.

Under our franchise agreements, we are periodically required to make capital improvements in order to maintain our brand standards. Additionally, under certain of our loan covenants, we are generally obligated to fund 4% of total hotel revenues per quarter on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at our hotels. For 2004, the amounts expended exceeded, in the aggregate, the amounts required under the loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts. We currently have one lender that could require us to deposit approximately $1.0 million into an escrow account, but the lender has thus far decided not to trigger the escrow funding based on our future capital improvement plans for the individual hotels.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies, Continued

Our management agreements range in remaining terms from one to four years. The management fees consist of a base fee ranging from 1.5% to 3.0% of hotel revenues and an incentive fee consisting of a percentage of gross operating profits in excess of budget, as defined by the management agreements. Base management fees of approximately $4.3 million, $3.7 million and $4.0 million in 2004, 2003 and 2002, respectively, and incentive management fees of approximately $1.3 million, $830,000 and $640,000 in 2004, 2003 and 2002, respectively, were earned by the management companies and are included in our hotel operating expenses in the accompanying consolidated statements of operations. As a part of the minimum net operating income guarantee provided by Hyatt’s subsidiaries for our AmeriSuites hotels, we received approximately $4.8 million in 2004, $4.7 million in 2003 and $3.6 million in 2002, which is recorded as a reduction in base management fees.

Our Partnership is obligated to pay the costs of real estate and personal property taxes and to maintain underground utilities and structural elements of our hotels. In addition, the Partnership is obligated to fund the cost of periodic repair and the replacement and refurbishment of furniture, fixtures and equipment in our hotels. We also may be required by our franchisors to fund certain capital improvements to our hotels, which we fund from borrowings under our Line of Credit, operating cash flows, or the room renovation accounts. Capital improvements of approximately $25.3 million, $13.3 million and $8.9 million in 2004, 2003, and 2002, respectively, were made to our hotels.

We maintain agreements with certain senior officers that provide for severance payments in the event of a change in control of Equity Inns. At December 31, 2004, the maximum amount of cash compensation that would be payable, under all agreements if a change of control occurred, would be approximately $7.3 million. Additionally, vesting of certain restricted stock held by our senior officers would accelerate under a change of control.

We are also involved in various legal actions arising in the ordinary course of business. We do not believe that any of the pending actions will have a material adverse effect on our business, financial condition or results of operations.

We have commitments under operating land leases through December 31, 2062, at ten hotel properties for approximate payments as follows: 2005 — $835,000; 2006 — $755,000; 2007 — $630,000; 2008 — $607,000; 2009 — $540,000; thereafter — $8.8 million. We recognize rental expense on a straight-line basis in rental agreements where the payments, either through abatement or escalation clauses, are made on a non-straight-line basis. Rental expense under these leases was approximately $945,000, $945,000 and $1.3 million in 2004, 2003 and 2002, respectively, and is included in property taxes, rental expense and insurance in the accompanying consolidated statements of operations.

10. Related Party Transactions

Effective January 1, 2002, we formed a joint venture with one of our furniture and equipment contractors for the purpose of engaging in the sale of furniture and equipment to independent third parties. We have a 45% interest, and two of our executive officers, collectively, have a 5% interest in the joint venture. We account for the joint venture under the equity method of accounting. We provided certain management services to the joint venture for an annual fee of $240,000 in 2004 and 2003, and $550,000 in 2002. We acquired furniture and equipment and related services from

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Related Party Transactions, Continued

our joint venture partner for 2004, 2003, and 2002 of approximately $16.6 million, $10.0 million and $5.8 million, respectively.

We have commitments under a lease with an affiliate of Phillip H. McNeill, Sr., our Chairman of the Board, for our corporate office space through December 2008, at monthly payments of approximately $13,200.

We periodically use an airplane that is majority owned by McNeill & Associates, Ltd. Phillip H. McNeill, Sr., our Chairman of the Board, owns 100% of McNeill & Associates, Ltd. We paid McNeill & Associates, Ltd. approximately $70,000, $42,000, and $33,000 for 2004, 2003 and 2002, respectively, in conjunction with the use of this airplane.

11. Capital Stock

In April 2004, we completed an offering of approximately 2.4 million shares of common stock for net proceeds of approximately $21.4 million. The proceeds were used to fund our hotel acquisitions discussed in Note 3.

In October 2004, we completed an offering of approximately 5.7 million shares of common stock, including 415,000 shares issued upon the exercise of the underwriters’ over-allotment option, for net proceeds of approximately $53.2 million. The proceeds were used to fund our hotel acquisitions discussed in Note 3.

Our Board is authorized to provide for the issuance of up to 10.0 million shares of preferred stock in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences, and rights of each such series and the qualifications, limitations or restriction thereof.

In August 2003, we redeemed all of our outstanding 9.5% Series A Cumulative Preferred Stock at a redemption price of $25, plus accrued dividends. The cost of the redemption of the 9.5% Series A Cumulative Preferred Stock was approximately $68.8 million.

In August 2003, we completed our offering of 8.75% Series B Cumulative Preferred Stock, selling 3,162,500 shares, including 162,500 shares issued upon exercise of the underwriters’ over-allotment option. The offering price was $25.00 per share, resulting in gross proceeds to us of approximately $79.1 million. We received approximately $76.4 million after the underwriters’ discount and offering expenses were paid. In October 2003, we sold 287,500 shares of Series B preferred stock to institutional investors. The offering price was $25.00 per share, resulting in gross proceeds to us of approximately $7.2 million. The Series B preferred stock may be redeemed for $25.00 per share at any time after August 11, 2008 at our election.

In October 2003, we sold 2.0 million shares of common stock, $.01 par value to institutional investors. The net offering price to us was $7.55 per share, resulting in gross proceeds of approximately $15.1 million.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Capital Stock, Continued

Our Partnership units are redeemable at the option of the holder for a like number of shares of common stock, or at the option of the Company, the cash equivalent thereof. Our total Partnership units outstanding at December 31, 2004 and 2003 were approximately 1.4 million and 1.1 million, respectively.

12. Stock-Based Compensation Plans

The Company is authorized, under our 1994 Stock Incentive Plan (the “1994 Plan”) and the Directors’ Compensation Plan (the “Directors Plan”), to issue a total of 4.1 million shares of common stock to directors, officers and key employees in the form of stock options, restricted stock, or performance stock. Under our 1994 Plan, the total shares available for grant is 4.0 million, of which not more than 2.0 million shares may be grants of restricted stock. At December 31, 2004, we have approximately 3.3 million shares available for grant. Under our Directors Plan, the total shares available for grants of options is 100,000. Our directors may also elect to receive their meeting and retainer fees in the form of common stock.

Stock Options

All options to officers, directors and key employees have eight to ten year contractual terms and generally vest ratably over five years. A summary of our stock option grants at December 31, 2004, 2003 and 2002 and the changes during the years are presented below:

	2004		2003		2002
		Weighted		Weighted		Weighted
	# of Shares	Average	# of Shares	Average	# of Shares	Average
	of Underlying	Exercise	of Underlying	Exercise	of Underlying	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	153,000	$12.53	153,000	$12.53	590,000	$12.54
Granted	—	—	—	—	4,000	$7.77
Expirations	—	—	—	—	(441,000)	$12.50
Exercised	(4,000)	$8.35	—	—	—	—
Forfeited	(113,000)	$13.28	—	—	—	—

Outstanding at end of year	36,000	$10.61	153,000	$12.53	153,000	$12.53

Exercisable at end of year	36,000	$10.61	152,000	$12.55	148,000	$12.60

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	# Outstanding	Remaining	Exercise	# Exercisable	Remaining	Exercise
Range of Exercise Prices	at 12/31/04	Life	Price	at 12/31/04	Life	Price
$6.88 — $13.50	36,000	4.00	$10.61	36,000	4.00	$10.61

Prior to January 1, 2003, we accounted for these plans under the recognition and measurement provisions of ABP No. 25, “Accounting for Stock Issues to Employees,” and related interpretations.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation Plans, Continued

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We elected to adopt the recognition provisions of SFAS No. 123 under the prospective method as defined in SFAS No. 148 on January 1, 2003. Under the prospective method, we now will apply the fair value based method of accounting for stock-based employee compensation prospectively to all stock option awards granted, modified or settled beginning January 1, 2003. There were no material grants, modifications or settlements of stock options made during 2004 or 2003. No stock-based employee compensation cost is reflected in net income related to stock options as all options granted prior to December 31, 2002 had an exercise price equal to the market value of the underlying common stock on the date of grant.

For the purposes of disclosures required by SFAS No. 123, the fair value of each option granted during 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend of $0.53 per share; (2) expected volatility of 25.0%; (3) a risk-free interest rate of 4.5%; and (4) expected life of six years.

Assuming that compensation cost for our 2002 stock option grants had been determined consistent with SFAS No. 123, our pro forma net income, and net income per common share for 2004, 2003 and 2002 would have decreased less than 1%.

Restricted Stock

A summary of our restricted stock grants at December 31, 2004, 2003 and 2002 and the changes during the years are presented below:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Fair Market		Fair Market		Fair Market
		Value at		Value at		Value at
	# of Shares	Grant	# of Shares	Grant	# of Shares	Grant
Outstanding at beginning of year	414,520	$10.43	414,250	$10.43	418,120	$10.40

Granted:
With 5 year pro rata vesting	293,122	$9.45	—	—	—	—
With 4 year pro rata vesting	—	—	—	—	—	—
With 3 year pro rata vesting	112,111	$9.45	—	—	—	—

Total granted	405,233	$9.45	—		—

Former employee
Previously vested	(61,800)	$10.16	—	—	(1,440)	$6.75
Forfeited	(5,800)	$6.48	—	—	(2,160)	$6.75

Outstanding at end of year	752,153	$9.95	414,520	$10.43	414,520	$10.43

Vested at end of year	334,672	$10.69	361,814	$10.85	302,489	$11.11

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation Plans, Continued

In January 2004, we issued approximately 405,000 shares of restricted common stock to certain key executives of our Company. These grants vest between three and five years after the date of issuance, if certain performance measures have been achieved by the Company. The vesting of the restricted stock is based on cumulative adjusted funds from operations and total shareholder return targets as determined by our Board. The executives will be entitled to vote these restricted stock shares and will also receive dividends on the common shares over the vesting period. Based on management’s estimated fair value of these restricted stock grants, we record compensation expense ratably over the respective vesting periods. At December 31, 2004, the total estimated fair value of these restricted stock grants was $2.9 million. For 2004, we recorded compensation expense of approximately $680,000 related to these restricted stock grants.

13. Supplemental Disclosure of Non-cash Operating, Investing and Financing Activities

Supplemental disclosure of non-cash investing and financing activities:

For all stock issuances below, we value the stock award based on the shares of common stock times the closing price of our common stock on the date earned.

2004

We issued to certain key officers 47,535 shares of common stock at $9.26 per share under the 1994 Stock Incentive Plan in lieu of cash as a performance bonus.

We issued to several key officers 405,233 shares of restricted common stock at $9.45 per share under the 1994 Stock Incentive Plan as part of management’s long-term incentive compensation.

We issued 36,113 shares of common stock upon redemption of Partnership units.

We issued 13,652 shares of common stock at prices ranging from $8.73 to $11.13 per share to our independent directors in lieu of cash as compensation.

We completed the purchase of 20 hotels and assumed approximately $54.1 million in secured long-term debt, including approximately $4.9 million of a mortgage note premium. We also issued approximately $3.2 million in Partnership units in conjunction with these acquisitions.

We sold one hotel in Jacksonville, Florida for $5.0 million, including the assumption of a non-cash note receivable for $800,000.

2003

We issued to one key officer 19,081 shares of common stock at $5.88 per share under the 1994 Stock Incentive Plan in lieu of cash as a performance bonus.

We issued 51,521 shares of common stock upon redemption of Partnership units.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Supplemental Disclosure of Non-cash Operating, Investing and Financing Activities, Continued

We issued 14,586 shares of common stock at prices ranging from $5.82 to $9.25 per share to our independent directors in lieu of cash as compensation.

We sold our AmeriSuites hotel in Jacksonville, Florida to HM-NM, Inc. for a purchase price of approximately $6.0 million, $4.0 million of which was in the form of a 15-month note. The $4.0 million note and the related reduction of investment in hotel properties, net have been appropriately excluded from the accompanying consolidated statement of cash flows.

2002

We issued to certain key officers 51,704 shares of common stock at $6.62 per share under the 1994 Stock Incentive Plan in lieu of cash as a performance bonus.

We issued 2,566 shares of common stock upon redemption of Partnership units.

We issued 11,907 shares of common stock at prices ranging from $5.30 to $8.19 per share to our independent directors in lieu of cash as compensation.

We accrued a $4.0 million addition to the purchase price of one of its hotel properties in accordance with the provisions of the purchase agreement. These funds were paid to the seller in 2003.

We transferred approximately $712,000 of deferred gain related to a transaction with Hudson Hotels Properties Corporation to our provision for doubtful accounts for a certain note receivable from Hudson.

14. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-based Payment.” SFAS No. 123R amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to require that share-based payments (e.g., stock options and stock grants) be recorded at fair value upon issuance. Under the revised pronouncement, companies will now be required to estimate the fair value of all share-based grants and recognize this value as compensation expense ratably over the service (i.e., vesting) periods of respective employees. The adoption of SFAS No. 123R is effective July 1, 2005. Given that the Company already accounts for share-based payments at estimated fair value, we do not believe that the adoption of SFAS No. 123R will have a material adverse impact on our consolidated financial statements or financial condition.

In November 2004, the EITF issued statement 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.” Under EITF 03-13, more guidance was given surrounding how companies apply the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” in determining whether to report discontinued operations. EITF 03-13 requires a determination to be made using certain direct versus indirect cash flows to be received from the “ongoing” entity and whether the selling entity will have significant continuing involvement, as defined. The adoption of EITF 03-13 is effective March

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Recent Accounting Pronouncements

31, 2005. We do not believe that the adoption of EITF 03-13 will have a material adverse impact on our consolidated financial statements or financial condition.

15. Subsequent Events

On January 26, 2005, we completed the sale of a hotel that was previously classified as held for sale. We sold a 123-room Hampton Inn hotel located near Birmingham, Alabama, for approximately $3.8 million in cash, which approximated its carrying value in the accompanying consolidated balance sheet. This hotel was approximately 19 years old.

On March 1, 2005, we completed our acquisition of a 126-room Hilton Garden Inn located in Fort Myers, Florida. The total purchase price for the hotel was approximately $14.5 million, which we funded through borrowings under our Line of Credit.

On March 4, 2005, we completed an offering of approximately 2.7 million shares of common stock for net proceeds of approximately $28.5 million. The net proceeds will be used for identified acquisitions and to repay indebtedness under our Line of Credit.

On March 9, 2005, we completed our acquisition of a 78-room Residence Inn located in Jacksonville, Florida. The total purchase price for the hotel was approximately $6.1 million, which we funded through borrowings under our Line of Credit.

EQUITY INNS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands)

		Valuation
	Allowance	Allowance for
	for Doubtful	Deferred Income
	Accounts (1)	Tax Asset
Balance at December 31, 2001	$3,429	$—

Charged to costs and expenses	25	—

Charges to other accounts	—	—

Deductions	(650)	—

Balance at December 31, 2002	2,804	—

Charged to costs and expenses	50	16,789

Deductions	(2,654)	—

Balance at December 31, 2003	200	16,789

Charged to costs and expenses	25	4,134

Deductions	—	—

Balance at December 31, 2004	$225	$20,923

(1)	Allowance for doubtful accounts includes combined allowances for both accounts receivable and notes receivable.

EQUITY INNS, INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004
(in thousands)

ASSETS HELD FOR USE

				Cost Capitalized
				Subsequent		Gross Amount at Which							Life Upon
		Initial Cost		to Acquisition		Carried at Close of Period			Accumulated	Net Book			Which
			Buildings		Buildings		Buildings		Depreciation	Value			Depreciation
			and		and		and		Buildings and	Buildings and	Date of	Date of	In Statement
Description of Property	Footnote	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Improvements	Construction	Acquisition	Is Computed
Hampton Inn- Albany, New York	4	$953	$10,699		$3,084	$953	$13,783	$14,736	$4,587	$10,149	1986	3/2/94	5-40yrs.
Hampton Inn-Cleveland, Ohio	1	820	4,645		1,408	820	6,053	6,873	2,316	4,557	1987	3/2/94	5-40yrs.
Hampton Inn-College Station, Texas	1	656	5,326		1,654	656	6,980	7,636	2,459	5,177	1986	3/2/94	5-40yrs.
Hampton Inn-Columbus, Georgia	1	603	3,378		1,592	603	4,970	5,573	2,044	3,529	1986	3/2/94	5-40yrs.
Hampton Inn-Louisville, Kentucky	1	395	3,325		918	395	4,243	4,638	2,484	2,154	1986	3/2/94	5-40yrs.
Hampton Inn-Ann Arbor, Michigan	1	565	5,005		1,241	565	6,246	6,811	2,291	4,520	1986	4/21/94	5-31yrs.
Hampton Inn-Gurnee, Illinois	1	630	3,674		2,279	630	5,953	6,583	2,278	4,305	1988	6/7/94	5-31yrs.
Residence Inn-Eagan, Minnesota	3	540	8,782		2,459	540	11,241	11,781	4,505	7,276	1988	9/12/94	5-31yrs.
Residence Inn-Tinton Falls, New Jersey	3		8,130		1,687		9,817	9,817	3,868	5,949	1988	9/12/94	5-31yrs.
Hampton Inn-Milford, Connecticut	1	759	6,156		2,557	759	8,713	9,472	2,795	6,677	1986	9/20/94	5-31yrs.
Hampton Inn-Meriden, Connecticut	1	648	3,661		2,164	648	5,825	6,473	2,238	4,235	1988	9/20/94	5-31yrs.
Hampton Inn-Beckley, West Virginia	4	1,876	5,959		1,182	1,876	7,141	9,017	2,436	6,581	1992	11/28/94	5-31yrs.
Holiday Inn-Bluefield, West Virginia	2	1,661	6,483		3,217	1,661	9,700	11,361	3,561	7,800	1980	11/282/94	5-31yrs.
Hampton Inn-Gastonia, North Carolina	1	1,651	5,099		1,084	1,651	6,183	7,834	2,421	5,413	1989	11/28/94	5-31yrs.
Hampton Inn-Morgantown, West Virginia	3	1,573	4,635	$4	1,097	1,577	5,732	7,309	2,179	5,130	1991	11/28/94	5-31yrs.
Holiday Inn-Oak Hill, West Virginia	2	269	3,812		3,721	269	7,533	7,802	2,790	5,012	1983	11/28/94	5-31yrs.
Hampton Inn-Naperville, Illinois	1	678	6,851		1,586	678	8,437	9,115	2,986	6,129	1987	12/6/94	5-31yrs.
Hampton Inn-State College, Pennsylvania	4	718	7,835		1,077	718	8,912	9,630	3,216	6,414	1987	1/3/95	5-31yrs.
Comfort Inn-Rutland, Vermont	4	359	4,037		1,140	359	5,177	5,536	1,965	3,571	1985	6/15/95	5-31yrs.
Hampton Inn-Scranton, Pennsylvania	4	403	7,737		766	403	8,503	8,906	3,212	5,694	1994	9/20/95	5-31yrs.
Residence Inn-Omaha, Nebraska	1	953	2,812	6	2,557	959	5,369	6,328	1,891	4,437	1985	12/15/95	5-31yrs.
Hampton Inn-Fayetteville, North Carolina	1	403	5,191	17	1,972	420	7,163	7,583	2,670	4,913	1986	9/22/95	5-31yrs.
Hampton Inn-Indianapolis, Indiana	1	1,207	6,639		1,875	1,207	8,514	9,721	2,908	6,813	1987	9/22/95	5-31yrs.
Holiday Inn-Mt. Pleasant, South Carolina	1	888	8,121		4,376	888	12,497	13,385	4,176	9,209	1988	9/22/95	5-31yrs.
Comfort Inn-Jacksonville Beach, Florida	1	849	7,678	2	3,388	851	11,066	11,917	3,858	8,059	1990	11/21/95	5-31yrs.
Hampton Inn-Austin, Texas	1	500	7,034	6	2,058	506	9,092	9,598	3,106	6,492	1987	12/27/95	5-31yrs.
Hampton Inn-Knoxville, Tennessee	1	617	4,103		1,940	617	6,043	6,660	2,004	4,656	1988	2/21/96	5-31yrs.
Hampton Inn-Glen Burnie, Maryland	4		5,397		1,541		6,938	6,938	2,376	4,562	1989	3/14/96	5-31yrs.
Hampton Inn-Detroit, Michigan	3	1,207	6,311		1,404	1,207	7,715	8,922	2,720	6,202	1989	5/31/96	5-31yrs.
Homewood Suites-Hartford, Connecticut	4	2,866	8,575		1,822	2,866	10,397	13,263	3,468	9,795	1990	5/31/96	5-31yrs.
Holiday Inn-Winston-Salem, North Carolina	1	1,350	3,763		4,953	1,350	8,716	10,066	3,176	6,890	1969	6/28/96	5-31yrs.
Hampton Inn-Scottsdale, Arizona	2	2,227	7,289		770	2,227	8,059	10,286	2,710	7,576	1996	7/16/96	5-31yrs.
Hampton Inn-Chattanooga, Tennessee	4	1,475	7,576		2,591	1,475	10,167	11,642	2,889	8,753	1988	7/22/96	5-31yrs.
Homewood Suites-San Antonio, Texas	3	907	7,690		507	907	8,197	9,104	2,751	6,353	1996	9/27/96	5-31yrs.
Residence Inn-Burlington, Vermont	2	678	7,019		3,297	678	10,316	10,994	3,217	7,777	1988	10/1/96	5-31yrs.
Homewood Suites-Phoenix, Arizona	3		7,988		2,246		10,234	10,234	3,390	6,844	1996	11/15/96	5-31yrs.
Residence Inn-Colorado Springs, Colorado	2	1,350	8,378		1,986	1,350	10,364	11,714	3,185	8,529	1984	1/10/97	5-31yrs.
Residence Inn-Oklahoma City, Oklahoma	4	1,450	9,771		2,818	1,450	12,589	14,039	3,798	10,241	1982	1/10/97	5-31yrs.
Residence Inn-Tucson, Arizona	3	832	7,783		2,175	832	9,958	10,790	3,479	7,311	1985	1/10/97	5-31yrs.
Hampton Inn-Norfolk, Virginia	4		5,612		1,726		7,338	7,338	2,300	5,038	1990	3/5/97	5-31yrs.
Hampton Inn-Pickwick, Tennessee	2	370	1,747		587	370	2,334	2,704	756	1,948	1994	3/11/97	5-31yrs.
Hampton Inn-Overland Park, Kansas	3	906	6,261		1,783	906	8,044	8,950	2,575	6,375	1991	4/23/97	5-31yrs.
Hampton Inn-Addison, Texas	2	2,981	7,146		1,734	2,981	8,880	11,861	2,844	9,017	1985	6/2497	5-31yrs.
Hampton Inn-Atlanta-Northlake, Georgia	2		7,505		1,365		8,870	8,870	2,718	6,152	1988	6/24/97	5-31yrs.
Hampton Inn-Birmingham (Mountain Brook), Alabama	4		8,675		1,490		10,165	10,165	2,766	7,399	1987	8/1/97	5-31yrs.
Hampton Inn-Chapel Hill, North Carolina	2	1,834	7,229		1,229	1,834	8,458	10,292	2,404	7,888	1986	6/2497	5-31yrs.
Hampton Inn-Charleston, South Carolina	4	712	5,735		1,233	712	6,968	7,680	2,177	5,503	1985	6/2497	5-31yrs.
Hampton Inn-Colorado Springs, Colorado	2	803	4,336		1,300	803	5,636	6,439	1,942	4,497	1985	6/24/97	5-31yrs.
Hampton Inn-Columbia, South Carolina	2	650	7,200		1,114	650	8,314	8,964	2,421	6,543	1985	6/24/97	5-31yrs.
Hampton Inn-Aurora, Colorado	4	784	3,703		1,299	784	5,002	5,786	1,749	4,037	1985	6/24/97	5-31yrs.

EQUITY INNS, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
AS OF DECEMBER 31, 2004
(in thousands)

				Cost Capitalized
				Subsequent		Gross Amount at Which							Life Upon
		Initial Cost		to Acquisition		Carried at Close of Period			Accumulated	Net Book			Which
			Buildings		Buildings		Buildings		Depreciation	Value			Depreciation
			and		and		and		Buildings and	Buildings and	Date of	Date of	In Statement
Description of Property	Footnote	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Improvements	Construction	Acquisition	Is Computed
Hampton Inn-Detroit (Madison Heights), Michigan	4	881	4,755		1,141	881	5,896	6,777	1,892	4,885	1987	6/24/97	5-31yrs.
Hampton Inn-Dublin, Ohio	4	944	4,095		1,360	944	5,455	6,399	1,917	4,482	1988	6/24/97	5-31yrs.
Hampton Inn-Kansas City, Kansas	3	585	4,719		1,474	585	6,193	6,778	1,684	5,094	1987	6/24/97	5-31yrs.
Hampton Inn-Little Rock, Arkansas	2	898	6,078		1,431	898	7,509	8,407	2,373	6,034	1985	6/24/97	5-31yrs.
Hampton Inn-Memphis (Poplar), Tennessee	3	1,955	7,286		1,469	1,955	8,755	10,710	2,746	7,964	1985	6/24/97	5-31yrs.
Hampton Inn-Memphis (Sycamore), Tennessee	2		2,990		2,002		4,992	4,992	1,506	3,486	1984	6/24/97	5-31yrs.
Hampton Inn-Nashville (Briley), Tennessee	6		7,119		2,109		9,228	9,228	2,604	6,624	1987	6/24/97	5-31yrs.
Hampton Inn-Richardson, Texas	3	1,750	5,861		1,482	1,750	7,343	9,093	2,333	6,760	1987	6/24/97	5-31yrs.
Hampton Inn-St. Louis, Missouri	4	665	4,161		1,741	665	5,902	6,567	2,010	4,557	1987	6/24/97	5-31yrs.
Homewood Suites-Germantown, Tennessee	5	1,011	6,771		753	1,011	7,524	8,535	2,415	6,120	1986	6/26/97	5-31yrs.
Homewood Suites-Augusta, Georgia	2	330	4,680		497	330	5,177	5,507	1,678	3,829	1997	7/10/97	5-31yrs.
Residence Inn-Princeton, New Jersey	3	1,920	17,375		2,436	1,920	19,811	21,731	6,027	15,704	1988	9/18/97	5-31yrs.
AmeriSuites-Cincinnati (Blue Ash), Ohio	2	900	6,707		750	900	7,457	8,357	2,209	6,148	1990	12/10/97	5-31yrs.
AmeriSuites-Cincinnati (Forest Park), Ohio	5	800	6,185		790	800	6,975	7,775	2,272	5,503	1992	12/10/97	5-31yrs.
AmeriSuites-Columbus, Ohio	3	903	7,630		882	903	8,512	9,415	2,669	6,746	1994	12/10/97	5-31yrs.
AmeriSuites-Flagstaff, Arizona	5	600	4,569		720	600	5,289	5,889	1,830	4,059	1993	12/10/97	5-31yrs.
AmeriSuites-Indianapolis, Indiana	3	700	5,575	468	1,644	1,168	7,219	8,387	2,208	6,179	1992	12/10/97	5-31yrs.
AmeriSuites-Miami, Florida	2	1,500	10,287		1,070	1,500	11,357	12,857	3,279	9,578	1996	12/10/97	5-31yrs.
AmeriSuites-Overland Park, Kansas	3	1,300	7,930		966	1,300	8,896	10,196	2,901	7,295	1994	12/10/97	5-31yrs.
AmeriSuites-Richmond, Virginia	3	1,772	10,561		976	1,772	11,537	13,309	3,415	9,894	1992	12/3/97	5-31yrs.
AmeriSuites-Tampa, Florida	5	1,400	10,309		631	1,400	10,940	12,340	2,930	9,410	1994	12/3/97	5-31yrs.
Hampton Inn-San Antonio, Texas	6	3,749	8,856		1,054	3,749	9,910	13,659	2,895	10,764	1995	4/14/98	5-31yrs.
Homewood Suites-Sharonville, Ohio	3	863	6,940		1,856	863	8,796	9,659	2,857	6,802	1990	4/15/98	5-31yrs.
Residence Inn-Boise, Idaho	6	950	6,108		2,893	950	9,001	9,951	2,169	7,782	1986	4/28/98	5-31yrs.
Residence Inn-Portland, Oregon	3	2,400	21,235		3,673	2,400	24,908	27,308	5,622	21,686	1990	4/28/98	5-31yrs.
Undeveloped Real Estate-Bartlett, Tennessee		125				125		125		125		5/1/98
Residence Inn-Somers Point, New Jersey	5	1,094	7,101		1,610	1,094	8,711	9,805	2,807	6,998	1998	5/18/98	5-31yrs.
AmeriSuites-Albuquerque, New Mexico	5	1,776	7,789		399	1,776	8,188	9,964	2,390	7,574	1997	6/26/98	5-31yrs.
AmeriSuites-Baltimore, Maryland	5	659	9,412		438	659	9,850	10,509	2,449	8,060	1996	6/26/98	5-31yrs.
AmeriSuites-Baton Rouge, Louisiana	2	649	10,242		183	649	10,425	11,074	3,030	8,044	1997	6/26/98	5-31yrs.
AmeriSuites-Birmingham, Alabama	5	1,066	6,629		186	1,066	6,815	7,881	1,981	5,900	1997	6/26/98	5-31yrs,
AmeriSuites-Las Vegas, Nevada	2	4,126	15,021		548	4,126	15,569	19,695	4,701	14,994	1998	6/26/98	5-31yrs.
AmeriSuites-Memphis (Wolfchase), Tennessee	3	1,108	7,333		195	1,108	7,528	8,636	2,230	6,406	1996	6/26/98	5-31yrs.
AmeriSuites-Miami (Kendall), Florida	2	2,426	8,196		329	2,426	8,525	10,951	2,240	8,711	1996	6/26/98	5-31yrs.
AmeriSuites-Minneapolis, Minnesota	2	1,312	8,294		328	1,312	8,622	9,934	2,449	7,485	1997	6/26/98	5-31yrs.
AmeriSuites-Nashville, Tennessee	2	1,622	9,650		194	1,622	9,844	11,466	2,918	8,548	1997	6/26/98	5-31yrs.
Homewood Suites-Seattle, Washington	2	2,640	19,529		956	2,640	20,485	23,125	5,577	17,548	1998	8/7/98	5-31yrs.
Homewood Suites-Chicago, Illinois	2		29,052		8,565		37,617	37,617	9,314	28,303	1999	5/18/99	5-31yrs.
Homewood Suites-Orlando, Florida	2	4,250	17,015		3,929	4,250	20,944	25,194	5,628	19,566	1999	6/25/00	5-31yrs.
Courtyard by Marriott-Houston, Texas	6	2,175	14,128		48	2,175	14,176	16,351	1,695	14,656	2002	12/6/02	5-31yrs.
Courtyard by Marriott-Tallahassee, Florida	6	1,464	8,409			1,464	8,409	9,873	372	9,501	2000	1/26/04	5-31yrs.
Residence Inn-Tampa, Florida	6	770	10,240			770	10,240	11,010	403	10,607	1998	3/25/04	5-31yrs.
Courtyard by Marriott-Gainesville, Florida	6	631	6,777			631	6,777	7,408	228	7,180	1996	4/29/04	5-31yrs.
Residence Inn-Tallahassee, Florida	6	938	7,335			938	7,335	8,273	270	8,003	1996	4/29/04	5-31yrs.
Residence Inn-Knoxville, Tennessee	6	654	8,664			654	8,664	9,318	298	9,020	1997	5/10/04	5-31yrs.
Courtyard by Marriott-Asheville, North Carolina	6	760	6,229			760	6,229	6,989	187	6,802	1996	5/28/04	5-31yrs.
Residence Inn-Chattanooga, Tennessee	6	768	7,327			768	7,327	8,095	234	7,861	1996	5/28/04	5-31yrs.
Courtyard by Marriott-Athens, Georgia	6	921	5,641			921	5,641	6,562	165	6,397	1989	6/16/04	5-31yrs.
Residence Inn-Savannah, Georgia	6	861	5,907			861	5,907	6,768	169	6,599	1996	6/29/04	5-31yrs.
Hampton Inn-Boca Raton, Florida	6	1,030	9,342			1,030	9,342	10,372	76	10,296	1996	10/22/04	5-31yrs.
Hampton Inn & Suites-Boynton Beach, Florida	6	1,450	18,513			1,450	18,513	19,963	139	19,824	1997	10/22/04	5-31yrs.
Hampton Inn-Deerfield Beach, Florida	6	930	12,040			930	12,040	12,970	93	12,877	2002	10/22/04	5-31yrs.
Hampton Inn-Palm Beach Gardens, Florida	6	1,330	13,691			1,330	13,691	15,021	104	14,917	1999	10/22/04	5-31yrs.
Hampton Inn-West Palm Beach, Florida	6	990	15,009			990	15,009	15,999	110	15,889	2001	10/22/04	5-31yrs.
Courtyard by Marriott-Dalton, Georgia		850	5,551			850	5,551	6,401	55	6,346	1999	11/1/04	5-31yrs.
Hilton Garden Inn-Louisville, Kentucky		975	7,085			975	7,085	8,060	67	7,993	1999	11/1/04	5-31yrs.
Residence Inn-Macon, Georgia	6	640	5,918			640	5,918	6,558	28	6,530	1996	12/06/04	5-31yrs.
SpringHill Suites-Asheville, North Carolina		600	6,737			600	6,737	7,337		7,337	2002	12/16/04	5-31yrs.

EQUITY INNS, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
AS OF DECEMBER 31, 2004
(in thousands)

				Cost Capitalized
				Subsequent		Gross Amount at Which							Life Upon
		Initial Cost		to Acquisition		Carried at Close of Period			Accumulated	Net Book			Which
			Buildings		Buildings		Buildings		Depreciation	Value			Depreciation
			and		and		and		Buildings and	Buildings and	Date of	Date of	In Statement
Description of Property	Footnote	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Improvements	Construction	Acquisition	Is Computed
Courtyard by Marriott-Knoxville, Tennessee	6	640	8,724			640	8,724	9,364		9,364	1996	12/21/04	5-31yrs.
Courtyard by Marriott-Mobile, Alabama	6		6,542				6,542	6,542		6,542	1995	12/21/04	5-31yrs.
Construction in Progress			2,270				2,270	2,270		2,270
Corporate Office—Memphis, TN					577		577	577	361	216	1999		7 Yrs

		115,562	845,620	503	149,334	116,065	994,954	1,111,019	258,264	852,755

ASSETS HELD FOR SALE

Hampton Inn-Birmingham (Vestavia), Alabama	2,7	1,057	5,703		1,162	1,057	6,865	7,922	4,073	3,849	1986	6/24/97	5-31yrs.

		$116,619	$851,323	$503	$150,496	$117,122	$1,001,819	$1,118,941	$262,337	$856,604

Notes to Schedule III — Real Estate and Accumulated Depreciation (in thousands).

1.	Collateral for the CMBS Mortgage Bonds with a current balance of $55,802

2.	Collateral for the $110,000 Line of Credit with a current balance of $72,000

3.	Collateral for the GMAC mortgages due July 2009 with a current balance of $89,318

4.	Collateral for the GECC mortgages due November 2010 with a current balance of $65,823

5.	Collateral for the GMAC mortgages due November 2010 with a current balance of $34,089

6.	Collateral for various mortgage notes due from September 2005 to November 2016 with combined balances of $117,749

7.	This hotel is classified as “held for sale” at December 31, 2004

	2004	2003	2002
Cost of land, buildings and improvements:
Balance at beginning of year	$930,984	$946,422	$918,819
Acquisitions	220,112	13,342	29,210
Disposals	(30,272)	(24,407)	(1,607)
Impairments	(1,883)	(4,373)	—

Balance at end of year	$1,118,941	$930,984	$946,422

Accumulated depreciation on buildings and improvements:
Balance at beginning of year	$239,335	$206,276	$166,929
Depreciation for the period	41,171	39,371	40,954
Disposals	(20,040)	(6,312)	(1,607)
Impairments	1,871	—	—

Balance at end of year	$262,337	$239,335	$206,276

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended December 31, 2004 and through the date of this report, there has been no change in the Company’s independent accountants, nor have any disagreements with such accountants or reportable events occurred.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Additionally, as part of the assessment of the effectiveness of internal control over financial reporting, management did not assess the effectiveness of internal control over financial reporting related to certain hotels that were acquired in 2004. We excluded thirteen hotels that are managed by McKibbon Hotel Management, Inc. and five hotels that are managed by Hospitality Group, Inc.

Based upon the foregoing evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

See “Management’s Report on Internal Control Over Financial Reporting” included in Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On November 9, 2004 and January 25, 2005, the Compensation Committee of our Board established 2005 salaries and granted 2004 bonuses, respectively, along with certain additional awards of restricted common stock to each of our executive officers. These grants and awards are summarized in the following table:

			2005
	2004	2005 Annual	Restricted Stock
	Bonus	Salary	Awards (1)
Phillip H. McNeill, Sr.	$332,692	$250,000	—
Chairman

Howard A. Silver	$309,768	$385,000	21,766
President and Chief Executive Officer

J. Mitchell Collins	$134,375	$226,000	35,834
Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Phillip H. McNeill, Jr.	$33,700	$177,000	—
Executive Vice President of Development

Richard F. Mitchell	$26,000	$175,000	—
Senior Vice President of Asset Management

Edwin F. Ansbro	$—	$175,000	26,250
Senior Vice President of Real Estate

J. Ronald Cooper	$61,250	$162,000	—
Vice President, Controller, Assistant Secretary and Assistant Treasurer

(1) The restricted stock awards vest over a four or five year period based on the achievement of certain adjusted funds from operations targets, as determined annually by our Compensation Committee, and by a ranking of total shareholder return as compared to a peer group of hotel REITs that is determined by our Compensation Committee.

Beginning in 2005, our independent directors receive $25,000 annually, payable $6,250 quarterly, and also $1,000 for each Board meeting attended and $750 for each committee meeting attended. The Audit Committee Chairman receives an additional $5,000 annually and all other chairs receive an additional $3,500 annually. Directors who elect to be paid in shares of our common stock instead of cash receive a 25% premium over the fees stated above. The Company also reimburses all directors for their out-of-pocket expenses in connection with their service on our Board.

The Compensation Committee also set goals upon which 2005 bonuses will be paid for all of our executive officers. For Howard A. Silver and J. Mitchell Collins, these executive officers are eligible to receive a bonus in an amount equal to up to 100% of their annual salaries. Any 2005 bonuses paid to these executive officers will be based on the achievement of the Company’s ranking of total shareholder return as compared to a peer group of hotel REITs and the achievement of certain annual adjusted funds from operations targets. The remaining executive officers are eligible to receive a bonus in an amount equal to up to 50% of their annual salaries, based on predetermined corporate and individual goals.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference from the section entitled “The Election of Directors” and “Our Board of Directors” in the Proxy Statement as to the Company’s directors and certain of our executive officers. See also Item 1 — “Business-Executive Officers of the Company” for information regarding our remaining executive officers and Item I — “Business-Available Information” for information regarding our Code of Ethics.

Information required by this item is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership and Reporting Compliance” in the Proxy Statement as to Section 16 reporting compliance.

Our Board of Directors has determined that Robert P. Bowen represents its “audit committee financial expert” (as that term is defined in the rules promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002) in serving on the Audit Committee. Our Board of Directors has determined that each of the members of our Audit Committee is financially literate and has accounting or related financial management expertise, as required by the New York Stock Exchange as interpreted by our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the section entitled “Executive Compensation” in the Proxy Statement. The matters labeled “Performance Graph” contained in the Proxy Statement shall not be deemed to be incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the sections entitled “Ownership of Our Common Stock” and “Executive Compensation — Equity Compensation Plan” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference from the section entitled “Relationship with Independent Public Accountants” in the Proxy Statement.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Exhibits.

Exhibit
Number	Description
3.1(a) —	Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on October 23, 1997)

Exhibit
Number	Description
3.1(b) —	Articles of Amendment to the Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on May 28, 1998)

3.1(c) —	Articles of Amendment to the Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 4.1(d) to the Company’s Registration Statement on Form 8-A12B (Registration No. 01-12073) filed with the SEC on July 7, 2003, as amended on August 7, 2003)

3.2 —	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (Registration No. 33-73304)

4.1(a) —	Form of Share Certificate for the Company’s Common Stock, $.01 par value (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (Registration No. 33-73304))

4.1(b) —	Form of Share Certificate for the Company’s 9 1/2% Series A Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (Registration No. 33-73304))

4.1(c) —	Form of share certificate for the Company’s 8.75% Series B Cumulative Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2003)

4.2(a) —	Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 24, 1997 (Registration No. 01-12073) filed with the SEC on July 10, 1997)

4.2(b) —	Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on June 24, 1998)

4.2(c) —	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.2(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

4.3, 10.1—	Indenture dated as of February 6, 1997 among EQI Financing Partnership I, L.P. as Issuer, LaSalle National Bank as Trustee, and ABN AMBRO Bank N.V. as Fiscal Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Registration No. 01-12073) for the quarter ended March 31, 1997 and filed with the SEC on April 30, 1997)

10.2(a) —	Form of Lease Agreement, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.2(b)—	Form of Consolidated Lease Agreement for the AmeriSuites hotels leased by certain subsidiaries of Equity Inns TRS Holdings, Inc. as lessees, and Equity Inns Partnership, L.P. as lessor, effective as of January 1, 2002 (incorporated by reference to Exhibit 10.4

Exhibit
Number	Description
to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 25, 2002)

10.3(a)—	Equity Inns, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.29(a) to the Company’s Registration Statement on Form S-11 (Registration No. 33-80318))

10.3(b)—	Equity Inns, Inc. Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.29(b) to the Company’s Registration Statement on Form S-11 (Registration No. 33-80318))

10.4 —	Right of First Refusal Agreement between Wolf River Hotel, L.P. and Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-3 (Registration No. 33-93158))

10.5 —	Right of First Refusal Agreement between SAHI I L.P. and Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-3 (Registration No. 33-93158))

10.6(a)—	Loan Agreement, dated as of June 16, 1999, among EQI Financing Partnership II, L.P. and EQI/WV Financing Partnership, L.P., as Borrower Parties, and GMAC Commercial Mortgage Corporation, as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.6(b)—	Loan Affirmation and Modification Agreement dated as of December 31, 2000 by and among EQI Financing Partnership II, L.P., EQI/WV Financing Partnership, L.P., ENN Leasing Company II, L.L.C., Equity Inns Partnership, L.P., Equity Inns, Inc., Norwest Bank Minnesota, National Association, as trustee, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.6(c) —	Loan Affirmation and Modification Agreement dated as of January 9, 2002, by and among EQI Financing Partnership II, L.P., EQI/WV Financing Partnership, L.P., EQI Financing Partnership V, L.P., ENN Leasing Company II, L.L.C., ENN Leasing Company V, L.L.C., Equity Inns Partnership, L.P., Equity Inns, Inc., Equity Inns Trust, Norwest Bank Minnesota, National Association, as trustee, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 25, 2002)

10.7 —	Loan Agreement, dated as of October 20, 2000, between EQI Financing Partnership V, L.P., as Borrower, and GMAC Commercial Mortgage Corporation, as Lender (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Registration No. 01-12073) filed with the SEC on March 23, 2001)

10.8 —	Loan Agreement, dated as of November 7, 2000, between EQI Financing Partnership III, L.P., as Borrower, and General Electric Capital Corporation, as Lender (incorporated

Exhibit
Number	Description
by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Registration No. 01-12073) filed with the SEC on March 23, 2001)

10.9 —	Loan Agreement, dated as of November 7, 2000, by and among EQI Financing Partnership IV, L.P. and EQI/WV Financing Partnership II, L.P., as Borrowers, and General Electric Capital Corporation, as Lender (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Registration No. 01-12073) filed with the SEC on March 23, 2001)

10.10(a) —	Amended and Restated Secured Revolving Credit Agreement dated as of June 11, 2003, by and among Equity Inns Partnership, L.P., Equity Inns/West Virginia Partnership, L.P. and Equity Inns Partnership II, L.P. as Borrowers, Bank One, NA, Credit Lyonnais New York Branch, Fleet National Bank, National Bank of Commerce, AmSouth Bank and Union Planters Bank, National Association as Lenders, Bank One, NA as Administrative Agent, Banc One Capital Markets, as Co-Lead Arranger/Sole Book Manager, Credit Lyonnais New York Branch as Syndication Agent and Co-Lead Arranger and Fleet National Bank as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on July 2, 2003)

10.10(b) —	First Amendment to Amended and Restated Secured Revolving Credit Agreement dated as of January 21, 2004 by and among Equity Inns Partnership, L.P., Equity Inns/ West Virginia Partnership, L.P. and Equity Inns Partnership II, L.P. as Borrower, Bank One, NA as Administrative Agent and Lender, and the remaining Lenders that are signatories thereto (incorporated by reference to Exhibit 10.10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.10(c)*—	Second Amendment to Amended and Restated Secured Revolving Credit Agreement dated as of March 26, 2004 by and among Equity Inns Partnership, L.P., Equity Inns/ West Virginia Partnership, L.P. and Equity Inns Partnership II, L.P. as Borrower, Bank One, NA as Administrative Agent and Lender, and the remaining Lenders that are signatories thereto

10.11—	Master Lease Termination Agreement dated as of December 20, 2001, by and among Equity Inns, Inc., Equity Inns Partnership, L.P., Equity Inns/West Virginia Partnership, L.P., EQI Financing Partnership II, L.P., EQI Financing Partnership V, L.P., EQI/WV Financing Partnership, L.P., ENN Leasing Company, Inc., ENN Leasing Company II, L.L.C., ENN Leasing Company V, L.L.C., Prime Hospitality Corp., Oradell Holding Corp., Wayne Holding Corp, and Caldwell Holding Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 25, 2002)

10.12 —	Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Promus Hotels, Inc., effective as of January 1, 2001 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.13 —	Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Innkeepers Hospitality Management, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.14 —	Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Crossroads Hospitality Company, L.L.C., effective as of January 1,

Exhibit
Number	Description
2001 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.15(a)—	Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and certain affiliates of Prime Hospitality Corp., effective as of January 1, 2002 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 25, 2002

10.15(b)—	Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and certain affiliates of Prime Hospitality Corp., effective as of May 14, 2003 (incorporated by reference to Exhibit 10.15(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.16 —	Form of Deed of Trust dated as of February 6, 1997 by EQI Financing Partnership 1, L.P. in favor of LaSalle National Bank, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Registration No. 01-12073) for the quarter ended March 31, 1997 and filed with the SEC on April 30, 1997)

10.17 —	Commercial Lease dated as of December 17, 1998 between 64 LTD. LLC and Equity Inns Services, Inc. (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Registration No. 01-12073) filed with the SEC on March 23, 1999)

10.18 —	Change in Control and Termination Agreement between Equity Inns Services, Inc., Equity Inns, Inc. and Phillip H. McNeill, Sr. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Registration No. 01-12073) filed with the SEC on March 23, 1999)

10.19 —	Change in Control and Termination Agreement between Equity Inns Services, Inc., Equity Inns, Inc. and Howard A. Silver (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Registration No. 01-12073) filed with the SEC on March 23, 1999)

10.22 —	Change in Control and Termination Agreement between Equity Inns Services, Inc., Equity Inns, Inc. and Phillip H. McNeill, Jr. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Registration No. 01-12073) filed with the SEC on March 23, 1999)

10.23 —	Change in Control and Termination Agreement between Equity Inns Services, Inc., Equity Inns, Inc. and J. Ronald Cooper (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (Registration No. 01-12073) filed with the SEC on March 25, 2002)

10.24 —	Change in Control and Termination Agreement between Equity Inns Services, Inc., Equity Inns, Inc. and Richard F. Mitchell (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (Registration No. 01-12073) filed with the SEC on March 25, 2002)

10.25 —	Equity Inns, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (Registration No. 01-12073) filed with the SEC on March 17, 2000)

10.26 —	Master Lease Termination Agreement dated as of September 7, 2000, by and among Equity Inns, Inc., Equity Inns Partnership, L.P., Equity Inns/West Virginia Partnership, L.P., EQI Financing Partnership I, L.P., EQI Financing Partnership II, L.P., EQI/WV Financing Partnership, L.P., Equity Inns Partnership II, L.P., E.I.P. Orlando, L.P.,

Exhibit
Number	Description
Crossroads/Memphis Partnership, L.P., Crossroads/Memphis Financing Company, L.L.C., Crossroads/Memphis Financing Company II, L.L.C., Crossroads Future Company, L.L.C., Crossroads Future Financing Company, L.L.C., Interstate Hotels, LLC and Crossroads Hospitality Company, L.L.C. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on January 11, 2001)

10.27 —	Change in Control and Termination Agreement between Equity Inns Services, Inc., Equity Inns, Inc. and J. Mitchell Collins (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the years ended December 31, 2003)

10.28 —	Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Wright Hospitality Management, LLC (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.29* —	Change in Control and Termination Agreement between Equity Inns Services, Inc., Equity Inns, Inc. and Edwin F. Ansbro

10.30 —	Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and McKibbon Hotel Management, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.31* —	Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Hospitality Group, Inc.

10.32* —	Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Gateway Lodging Company, Inc.

10.33* —	Executive Officer and Independent Director Compensation

10.34 —	Mortgage Security Agreement, Financing Statement and Fixture Filing, by and between Equity Inns Partnership, L.P., as mortgagor, and ING USA Annuity and Life Insurance Company, as mortgagee, dated as of October 21, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2004)

10.35 —	Promissory Note executed by Equity Inns Partnership, L.P. payable to ING USA Annuity and Life Insurance Company, dated as of October 21, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2004).

21.1* —	List of subsidiaries of Equity Inns, Inc.

23.1* —	Consent of PricewaterhouseCoopers L.L.P.

31.1* —	Certification of Howard A. Silver, Chief Executive Officer of Equity Inns, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and dated March 16, 2005

31.2* —	Certification of J. Mitchell Collins, Chief Financial Officer of Equity Inns, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and dated March 16, 2005

32.1* —	Certification of Howard A. Silver, Chief Executive Officer of Equity Inns, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated March 16, 2005

32.2* —	Certification of J. Mitchell Collins, Chief Financial Officer of Equity Inns, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated March 16, 2005

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 16th day of March, 2005.

EQUITY INNS, INC.
By:	/s/ Howard A. Silver
Howard A. Silver
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March, 2005.

Signature	Title	Date

/s/ Phillip H. McNeill, Sr. Phillip H. McNeill, Sr.	Chairman of the Board and Director	March 16, 2005

/s/ Howard A. Silver Howard A. Silver	President, Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2005

/s/ J. Mitchell Collins J. Mitchell Collins	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 16, 2005

/s/ Harry S. Hays Harry S. Hays	Director	March 16, 2005

/s/ Joseph W. McLeary Joseph W. McLeary	Director	March 16, 2005

/s/ Raymond E. Schultz Raymond E. Schultz	Director	March 16, 2005

/s/ Robert P. Bowen Robert P. Bowen	Director	March 16, 2005

INDEX OF EXHIBITS

Exhibit
Number	Description
3.1(a) —	Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on October 23, 1997)

3.1(b) —	Articles of Amendment to the Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on May 28, 1998)

3.1(c) —	Articles of Amendment to the Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 4.1(d) to the Company’s Registration Statement on Form 8-A12B (Registration No. 01-12073) filed with the SEC on July 7, 2003, as amended on August 7, 2003)

3.2 —	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (Registration No. 33-73304)

4.1(a) —	Form of Share Certificate for the Company’s Common Stock, $.01 par value (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (Registration No. 33-73304))

4.1(b) —	Form of Share Certificate for the Company’s 9 1/2% Series A Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (Registration No. 33-73304))

4.1(c) —	Form of share certificate for the Company’s 8.75% Series B Cumulative Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2003)

4.2(a) —	Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 24, 1997 (Registration No. 01-12073) filed with the SEC on July 10, 1997)

4.2(b) —	Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on June 24, 1998)

4.2(c) —	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.2(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

4.3, 10.1—	Indenture dated as of February 6, 1997 among EQI Financing Partnership I, L.P. as Issuer, LaSalle National Bank as Trustee, and ABN AMBRO Bank N.V. as Fiscal Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Registration No. 01-12073) for the quarter ended March 31, 1997 and filed with the SEC on April 30, 1997)

10.2(a) —	Form of Lease Agreement, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.2(b)—	Form of Consolidated Lease Agreement for the AmeriSuites hotels leased by certain subsidiaries of Equity Inns TRS Holdings, Inc. as lessees, and Equity Inns Partnership, L.P. as lessor, effective as of January 1, 2002 (incorporated by reference to Exhibit 10.4

Exhibit
Number	Description
to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 25, 2002)

10.3(a)—	Equity Inns, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.29(a) to the Company’s Registration Statement on Form S-11 (Registration No. 33-80318))

10.3(b)—	Equity Inns, Inc. Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.29(b) to the Company’s Registration Statement on Form S-11 (Registration No. 33-80318))

10.4 —	Right of First Refusal Agreement between Wolf River Hotel, L.P. and Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-3 (Registration No. 33-93158))

10.5 —	Right of First Refusal Agreement between SAHI I L.P. and Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-3 (Registration No. 33-93158))

10.6(a)—	Loan Agreement, dated as of June 16, 1999, among EQI Financing Partnership II, L.P. and EQI/WV Financing Partnership, L.P., as Borrower Parties, and GMAC Commercial Mortgage Corporation, as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.6(b)—	Loan Affirmation and Modification Agreement dated as of December 31, 2000 by and among EQI Financing Partnership II, L.P., EQI/WV Financing Partnership, L.P., ENN Leasing Company II, L.L.C., Equity Inns Partnership, L.P., Equity Inns, Inc., Norwest Bank Minnesota, National Association, as trustee, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.6(c) —	Loan Affirmation and Modification Agreement dated as of January 9, 2002, by and among EQI Financing Partnership II, L.P., EQI/WV Financing Partnership, L.P., EQI Financing Partnership V, L.P., ENN Leasing Company II, L.L.C., ENN Leasing Company V, L.L.C., Equity Inns Partnership, L.P., Equity Inns, Inc., Equity Inns Trust, Norwest Bank Minnesota, National Association, as trustee, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 25, 2002)

10.7 —	Loan Agreement, dated as of October 20, 2000, between EQI Financing Partnership V, L.P., as Borrower, and GMAC Commercial Mortgage Corporation, as Lender (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Registration No. 01-12073) filed with the SEC on March 23, 2001)

10.8 —	Loan Agreement, dated as of November 7, 2000, between EQI Financing Partnership III, L.P., as Borrower, and General Electric Capital Corporation, as Lender (incorporated

Exhibit
Number	Description
by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Registration No. 01-12073) filed with the SEC on March 23, 2001)

10.9 —	Loan Agreement, dated as of November 7, 2000, by and among EQI Financing Partnership IV, L.P. and EQI/WV Financing Partnership II, L.P., as Borrowers, and General Electric Capital Corporation, as Lender (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Registration No. 01-12073) filed with the SEC on March 23, 2001)

10.10(a) —	Amended and Restated Secured Revolving Credit Agreement dated as of June 11, 2003, by and among Equity Inns Partnership, L.P., Equity Inns/West Virginia Partnership, L.P. and Equity Inns Partnership II, L.P. as Borrowers, Bank One, NA, Credit Lyonnais New York Branch, Fleet National Bank, National Bank of Commerce, AmSouth Bank and Union Planters Bank, National Association as Lenders, Bank One, NA as Administrative Agent, Banc One Capital Markets, as Co-Lead Arranger/Sole Book Manager, Credit Lyonnais New York Branch as Syndication Agent and Co-Lead Arranger and Fleet National Bank as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on July 2, 2003)

10.10(b) —	First Amendment to Amended and Restated Secured Revolving Credit Agreement dated as of January 21, 2004 by and among Equity Inns Partnership, L.P., Equity Inns/ West Virginia Partnership, L.P. and Equity Inns Partnership II, L.P. as Borrower, Bank One, NA as Administrative Agent and Lender, and the remaining Lenders that are signatories thereto (incorporated by reference to Exhibit 10.10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.10(c)*—	Second Amendment to Amended and Restated Secured Revolving Credit Agreement dated as of March 26, 2004 by and among Equity Inns Partnership, L.P., Equity Inns/ West Virginia Partnership, L.P. and Equity Inns Partnership II, L.P. as Borrower, Bank One, NA as Administrative Agent and Lender, and the remaining Lenders that are signatories thereto

10.11—	Master Lease Termination Agreement dated as of December 20, 2001, by and among Equity Inns, Inc., Equity Inns Partnership, L.P., Equity Inns/West Virginia Partnership, L.P., EQI Financing Partnership II, L.P., EQI Financing Partnership V, L.P., EQI/WV Financing Partnership, L.P., ENN Leasing Company, Inc., ENN Leasing Company II, L.L.C., ENN Leasing Company V, L.L.C., Prime Hospitality Corp., Oradell Holding Corp., Wayne Holding Corp, and Caldwell Holding Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 25, 2002)

10.12 —	Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Promus Hotels, Inc., effective as of January 1, 2001 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.13 —	Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Innkeepers Hospitality Management, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.14 —	Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Crossroads Hospitality Company, L.L.C., effective as of January 1,

Exhibit
Number	Description
2001 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.15(a)—	Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and certain affiliates of Prime Hospitality Corp., effective as of January 1, 2002 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 25, 2002

10.15(b)—	Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and certain affiliates of Prime Hospitality Corp., effective as of May 14, 2003 (incorporated by reference to Exhibit 10.15(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.16 —	Form of Deed of Trust dated as of February 6, 1997 by EQI Financing Partnership 1, L.P. in favor of LaSalle National Bank, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Registration No. 01-12073) for the quarter ended March 31, 1997 and filed with the SEC on April 30, 1997)

10.17 —	Commercial Lease dated as of December 17, 1998 between 64 LTD. LLC and Equity Inns Services, Inc. (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Registration No. 01-12073) filed with the SEC on March 23, 1999)

10.18 —	Change in Control and Termination Agreement between Equity Inns Services, Inc., Equity Inns, Inc. and Phillip H. McNeill, Sr. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Registration No. 01-12073) filed with the SEC on March 23, 1999)

10.19 —	Change in Control and Termination Agreement between Equity Inns Services, Inc., Equity Inns, Inc. and Howard A. Silver (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Registration No. 01-12073) filed with the SEC on March 23, 1999)

10.22 —	Change in Control and Termination Agreement between Equity Inns Services, Inc., Equity Inns, Inc. and Phillip H. McNeill, Jr. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Registration No. 01-12073) filed with the SEC on March 23, 1999)

10.23 —	Change in Control and Termination Agreement between Equity Inns Services, Inc., Equity Inns, Inc. and J. Ronald Cooper (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (Registration No. 01-12073) filed with the SEC on March 25, 2002)

10.24 —	Change in Control and Termination Agreement between Equity Inns Services, Inc., Equity Inns, Inc. and Richard F. Mitchell (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (Registration No. 01-12073) filed with the SEC on March 25, 2002)

10.25 —	Equity Inns, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (Registration No. 01-12073) filed with the SEC on March 17, 2000)

10.26 —	Master Lease Termination Agreement dated as of September 7, 2000, by and among Equity Inns, Inc., Equity Inns Partnership, L.P., Equity Inns/West Virginia Partnership, L.P., EQI Financing Partnership I, L.P., EQI Financing Partnership II, L.P., EQI/WV Financing Partnership, L.P., Equity Inns Partnership II, L.P., E.I.P. Orlando, L.P.,

Exhibit
Number	Description
Crossroads/Memphis Partnership, L.P., Crossroads/Memphis Financing Company, L.L.C., Crossroads/Memphis Financing Company II, L.L.C., Crossroads Future Company, L.L.C., Crossroads Future Financing Company, L.L.C., Interstate Hotels, LLC and Crossroads Hospitality Company, L.L.C. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on January 11, 2001)

10.27 —	Change in Control and Termination Agreement between Equity Inns Services, Inc., Equity Inns, Inc. and J. Mitchell Collins (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the years ended December 31, 2003)

10.28 —	Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Wright Hospitality Management, LLC (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.29* —	Change in Control and Termination Agreement between Equity Inns Services, Inc., Equity Inns, Inc. and Edwin F. Ansbro

10.30 —	Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and McKibbon Hotel Management, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.31* —	Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Hospitality Group, Inc.

10.32* —	Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Gateway Lodging Company, Inc.

10.33* —	Executive Officer and Independent Director Compensation

10.34 —	Mortgage Security Agreement, Financing Statement and Fixture Filing, by and between Equity Inns Partnership, L.P., as mortgagor, and ING USA Annuity and Life Insurance Company, as mortgagee, dated as of October 21, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2004)

10.35 —	Promissory Note executed by Equity Inns Partnership, L.P. payable to ING USA Annuity and Life Insurance Company, dated as of October 21, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2004).

21.1* —	List of subsidiaries of Equity Inns, Inc.

23.1* —	Consent of PricewaterhouseCoopers L.L.P.

31.1* —	Certification of Howard A. Silver, Chief Executive Officer of Equity Inns, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and dated March 16, 2005

31.2* —	Certification of J. Mitchell Collins, Chief Financial Officer of Equity Inns, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and dated March 16, 2005

32.1* —	Certification of Howard A. Silver, Chief Executive Officer of Equity Inns, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated March 16, 2005

32.2* —	Certification of J. Mitchell Collins, Chief Financial Officer of Equity Inns, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated March 16, 2005

*	Filed herewith.