Form 10-Q
period 2005-03-31
EQUITY INNS INC
filed 2005-05-10
CIK 916530

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                      ----
              X Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2005    Commission File Number 01-12073

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


                 7700 Wolf River Boulevard, Germantown, TN 38138
               -------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)


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

         The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on May 5, 2005 was 53,970,066.

                                     1 of 39

                                EQUITY INNS, INC.

                                      INDEX


                                                                            PAGE

PART I.  Financial Information

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets - March 31, 2005
              (unaudited) and December 31, 2004                                3

            Condensed Consolidated Statements of Operations
              (unaudited) - For the three months ended March 31,
              2005 and 2004                                                    4

            Condensed Consolidated Statements of Cash Flows
              (unaudited) - For the three months ended March 31,
              2005 and 2004                                                    5

            Notes to Condensed Consolidated Financial Statements               7


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               20

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                                       35

   Item 4.  Controls and Procedures                                           36


PART II. Other Information

   Item 1.  Legal Proceedings                                                 37

   Item 6.  Exhibits                                                          37

PART I.  FINANCIAL INFORMATION
   ITEM 1.  FINANCIAL STATEMENTS



                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                             March 31,              December 31,
                                                                               2005                     2004
                                                                           -----------              ------------
                                                                           (unaudited)
ASSETS
Investment in hotel properties, net                                          $868,386                $852,755
Assets held for sale                                                                -                   3,849
Cash and cash equivalents                                                      10,403                   6,991
Accounts receivable, net of doubtful
    accounts of $225 and $225, respectively                                     9,259                   7,543
Interest rate swaps                                                               662                       -
Deferred expenses, net                                                          8,309                   8,679
Deposits and other assets, net                                                 12,979                  13,437
                                                                             --------                --------

       Total Assets                                                          $909,998                $893,254
                                                                             ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt                                                               $428,966                $439,183
Accounts payable and accrued expenses                                          32,099                  30,366
Distributions payable                                                           9,568                   8,090
Interest rate swaps                                                                 -                     119
Minority interests in Partnership                                               9,197                   9,064
                                                                             --------                --------

       Total Liabilities                                                      479,830                 486,822
                                                                             --------                --------

Commitments and Contingencies

Shareholders' equity:
Preferred stock (Series B), 8.75%, $.01 par value, 10,000,000
  shares authorized, 3,450,000 shares issued and outstanding                   83,524                  83,524
Common Stock, $.01 par value, 100,000,000
  shares authorized, 54,715,041 and 51,872,460
  shares issued and outstanding                                                   547                     519
Additional paid-in capital                                                    572,404                 542,397
Treasury stock, at cost, 747,600 shares                                        (5,173)                 (5,173)
Unearned directors' and officers' compensation                                 (2,980)                 (2,211)
Distributions in excess of net earnings                                      (218,816)               (212,505)
Unrealized gain (loss) on interest rate swaps                                     662                    (119)
                                                                             --------                --------

       Total Shareholders' Equity                                             430,168                 406,432
                                                                             --------                --------

       Total Liabilities and Shareholders' Equity                            $909,998                $893,254
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

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                              For the Three Months Ended
                                                                                      March 31,
                                                                             -----------------------------
                                                                              2005                  2004
                                                                             -------               -------
Revenue:
    Room revenue                                                             $71,919               $51,492
    Other hotel revenue                                                        3,121                 2,572
    Other revenue                                                                106                    99
                                                                             -------               -------
         Total revenue                                                        75,146                54,163

Operating expenses:
    Direct hotel expenses                                                     41,436                31,387
    Other hotel expenses                                                       2,430                 1,971
    Depreciation                                                              11,400                 9,403
    Property taxes, rental expense and insurance                               5,403                 4,437
    General and administrative expenses:
       Non-cash stock-based compensation                                         435                   159
       Other general and administrative expenses                               2,132                 1,968
                                                                             -------               -------
         Total operating expenses                                             63,236                49,325
                                                                             -------               -------

Operating income                                                              11,910                 4,838

Interest expense, net                                                          8,178                 6,740
                                                                             -------               -------

Income (loss) from continuing operations
  before minority interests and income taxes                                   3,732                (1,902)
    Minority interests income (expense)                                          (49)                  107
    Deferred income tax benefit (expense)                                          -                     -
                                                                             -------               -------
Income (loss) from continuing operations                                       3,683                (1,795)

Discontinued operations:
    Gain (loss) on sale of hotel properties                                        -                  (320)
    Loss on impairment of hotels held for sale                                     -                     -
    Income (loss) from operations of discontinued operations                     (30)                  (83)
                                                                             -------               -------
Income (loss) from discontinued operations                                       (30)                 (403)
                                                                             -------               -------

Net income (loss)                                                              3,653                (2,198)

Preferred stock dividends                                                     (1,887)               (1,887)
                                                                             -------               -------

Net income (loss) applicable to common shareholders                          $ 1,766               $(4,085)
                                                                             =======               =======

Net income (loss) per share data: Basic and diluted income (loss)
  per share:
    Continuing operations                                                    $  0.03               $ (0.09)
    Discontinued operations                                                    (0.00)                (0.01)
                                                                             -------               -------

Net income (loss) per common share                                           $  0.03               $ (0.10)
                                                                             =======               =======

Weighted average number of common
    shares outstanding, basic and diluted                                     52,070                42,881
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

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                                -----------------------------
                                                                                  2005                 2004
                                                                                --------             --------
Cash flows from operating activities:
Net income (loss)                                                               $  3,653             $ (2,198)
Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      (Gain) loss on sale of hotel properties                                         -                   320
      Depreciation                                                                11,400                9,403
      Depreciation of discontinued operations                                          -                   88
      Amortization of loan costs and franchise fees                                  547                  445
      Amortization of mortgage note premium                                         (341)                   -
      Non-cash stock-based compensation                                              435                  159
      Minority interests (income) expense                                             49                 (107)
       Changes in operating assets and liabilities:
         Accounts receivable                                                      (1,716)              (1,637)
         Deposits and other assets                                                   458               (1,207)
         Accounts payable and accrued expenses                                     2,286                  133
         Other                                                                       (19)                  26
                                                                                --------             --------
              Net cash provided by (used in) operating activities                 16,752                5,425
                                                                                --------             --------

Cash flows from investing activities:
Improvements and additions to hotel properties                                    (6,405)              (3,292)
Acquisition of hotel properties                                                  (20,607)             (13,229)
Payments for franchise applications                                                 (150)                 (25)
Proceeds from principal payments on notes receivable                                   -                   24
Net proceeds from sale of hotel properties                                         3,849                9,122
                                                                                --------             --------
             Net cash provided by (used in) investing activities                 (23,313)              (7,400)
                                                                                --------             --------

Cash flows from financing activities:
Gross proceeds from public offering of common stock                               29,835                    -
Payment of offering expenses                                                      (1,258)                   -
Distributions paid                                                                (8,701)              (7,568)
Payments for loan costs                                                              (28)                (264)
Proceeds from borrowings                                                          32,400               22,000
Payments on long-term debt                                                       (42,275)             (10,279)
                                                                                --------             --------
             Net cash provided by (used in) financing activities                   9,973                3,889
                                                                                --------             --------

Net increase (decrease) in cash                                                    3,412                1,914
Cash and cash equivalents at beginning of period                                   6,991                8,201
                                                                                --------             --------

Cash and cash equivalents at end of period                                      $ 10,403             $ 10,115
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

Three Months Ended March 31, 2005

During January 2005, we issued to several key officers, 83,850 shares of restricted common stock at prices ranging from $10.90 to $11.74 per share under the 1994 Stock Incentive Plan as part of management's long-term incentive compensation.

During February 2005, we issued to three of our officers, 49,445 shares of common stock at $11.20 per share under the 1994 Stock Incentive Plan in lieu of cash as a performance bonus.

During February 2005, we issued to one of our outside directors, 5,000 shares of restricted common stock at $11.12 per share under the 1994 Stock Incentive Plan.

During the three months ended March 31, 2005, we declared approximately $8.3 million in common stock and unit dividends. We paid these dividends on May 2, 2005.

During the three months ended March 31, 2005, we issued 4,286 shares of common stock at prices ranging from $10.86 to $11.74 per share to our independent directors in lieu of cash as compensation.

Three Months Ended March 31, 2004

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

During the three months ended March 31, 2004, we declared approximately $5.7 million in common stock and unit dividends. We paid these dividends on May 3, 2004.

During the three months ended March 31, 2004, we issued 36,113 shares of common stock upon redemption of Partnership units.

During the three months ended March 31, 2004, we issued 3,142 shares of common stock at prices ranging from $9.05 to $9.17 per share to our independent directors in lieu of cash as compensation.





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

1.     Organization

       Equity Inns is a hotel real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at March 31, 2005 owned an approximate 97.4% interest in the Partnership.

       Our hotel properties are leased to our wholly-owned taxable REIT subsidiaries (the "TRS Lessees"). Our hotel properties are managed by independent third parties. At March 31, 2005, the independent managers of our hotels are as follows:
                                                      Number of Hotels
                                                      ----------------

              Interstate Hotels & Resorts, Inc.              48
              Hilton Hotels Corporation                      16
              Hyatt Corporation                              18
              McKibbon Hotel Group                           14
              Other (5)                                      15
                                                            ---

                                                            111
                                                            ===

       Our management agreements with Hyatt, which purchased the AmeriSuites brand in January 2005 from the Blackstone Group, which purchased the brand from Prime Hospitality Corporation in October 2004, are structured to provide the TRS Lessees minimum net operating income at each of our 18 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of our 18 AmeriSuites hotels. As the manager, Hyatt's subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, as defined, to a maximum of 6.5% of gross hotel revenues. If the management fee calculation exceeds 6.5% of gross hotel revenue, Hyatt's subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Hyatt's subsidiaries are required to contribute the greater of a predetermined minimum return or the net operating income plus 25% of the shortfall between the threshold amount and the net operating income of the hotel. We record all shortfall contributions as a reduction of base management fees, which are included as a component of direct hotel expenses in our accompanying condensed consolidated statements of operations, when all contingencies related to such amounts have been resolved. In May 2003, we updated our current franchise contracts and management agreements with Hyatt's subsidiaries for all of our AmeriSuites hotels. The minimum net operating income guarantee agreements were not extended beyond their original terms and are set to expire in 2007 and 2008. Under the new agreements, we extended the existing franchise agreements to 2028 and the management agreements to 2010, as long as Hyatt continues to be in compliance with the minimum net

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------



1.     Organization, Continued

       operating income guarantees in the original agreements. For the three months ended March 31, 2005 and 2004, we recorded approximately $1.5 million and $1.6 million, respectively, in minimum income guarantees from Hyatt as a reduction of our base management fee expense in the accompanying condensed consolidated statements of operations. The management contracts for our remaining hotels have terms ranging from one to four years and generally provide for payment of management fees ranging from 1.5% to 3.0% of hotel revenues and an incentive fee consisting of a percentage of gross operating profits in excess of budget, as defined by the management agreements.

       These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with our financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The results of our operations for the current period(s) are not necessarily indicative of the results to be expected for the full year.

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

       We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. When the Company identifies an asset held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three months ended March 31, 2005 and 2004, we did not realize any losses on impairments of hotels held for sale. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

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

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

2.     Summary of Significant Accounting Policies, Continued

       Distributions

       We pay regular quarterly cash distributions to shareholders. These distributions are determined quarterly by our Board based on our operating results, economic conditions, capital expenditure requirements, the Internal Revenue Code's REIT annual distribution requirements, leverage covenants imposed by our Line of Credit and other debt documents, and any other matters that our Board deems relevant.

       Net Income Per Common Share

       We compute basic earnings per common share from continuing operations by taking our income (loss) from continuing operations as adjusted for gains or losses on the sale of hotel properties not included in discontinued operations and dividends on our preferred stock, divided by the weighted average number of shares of our common stock outstanding. We compute diluted earnings per common share from continuing operations by taking our income (loss) from continuing operations as adjusted for gains or losses on the sale of hotel properties not included in discontinued operations and dividends on our preferred stock, divided by the weighted average number of shares of our common stock outstanding plus other potentially dilutive securities.

       Potential dilutive securities included in our calculation of diluted earnings per share include shares issuable upon exercise of stock options. The majority of the options to purchase shares of our common stock that were outstanding during the three months ended March 31, 2005 and 2004 were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

       Stock-Based Compensation

       At March 31, 2005, we have two stock-based employee and director compensation plans. Prior to January 1, 2003, we accounted for these plans under the recognition and measurement provisions of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In December of 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We elected to adopt the recognition provisions of SFAS No. 123 under the prospective method as defined in SFAS No. 148 on January 1, 2003. Under the prospective method, we will apply the fair value based method of accounting for stock-based employee compensation prospectively to all awards granted, modified or settled beginning January 1, 2003. There were no material grants, modifications or settlements of options to purchase shares of our common stock made during the three months ended March 31, 2005 and 2004.

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

       Concentration of Credit Risk

       At March 31, 2005, we own 4,576 hotel rooms or approximately 34% of our total hotel rooms in the South Atlantic region of the United States, which includes 1,893 hotel rooms or approximately 13.9% of our total hotel rooms in the state of Florida.

3.     Investment in Hotel Properties

       During the three months ended March 31, 2005, we purchased two hotels for approximately $20.6 million related to previously announced acquisitions. The hotels were purchased from two hotel developers. These hotels represent a combined 204 rooms and have an average age of approximately five years. We funded these acquisitions primarily through borrowings under our Line of Credit.

       The hotel acquisitions that we completed for the three months ended March 31, 2005 are as follows:


                Hotel                    Location             Rooms       Date Acquired
       -------------------------    ---------------------     -----       -------------
       Hilton Garden Inn            Fort Myers, Florida        126        March 1, 2005
       Residence Inn by Marriott    Jacksonville, Florida       78        March 9, 2005

       Based on our estimate of fair value, we allocated the purchase price of these hotels at March 31, 2005 as follows (in thousands):

              Land                                    $ 2,025
              Buildings and improvements               16,623
              Furniture and equipment                   1,959
                                                      -------

                                                      $20,607
                                                      =======

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

       The following unaudited pro forma results are presented as if all acquisitions for the year ended December 31, 2004 and the three months ended March 31, 2005 had occurred on January 1, 2004 (in thousands, except per share data):


                                                                 Three Months Ended
                                                                      March 31,
                                                           -----------------------------
                                                             2005                  2004
                                                           -------               -------
       Revenues
         Equity Inns, as reported                          $75,146               $54,163
         Acquisitions                                        1,316                15,612
                                                           -------               -------

         Pro forma combined revenues                       $76,462               $69,775
                                                           =======               =======

       Net income (loss) applicable to
         common shareholders
         Equity Inns, as reported                          $ 1,766               $(4,085)
         Acquisitions                                          441                 3,481
                                                           -------               -------

         Pro forma combined net income (loss)              $ 2,207               $  (604)
                                                           =======               =======

       Pro forma basic and diluted income (loss)
         per share                                         $  0.04               $ (0.01)
                                                           =======               =======

       Pro forma weighted average number of
         common shares outstanding - basic and
         diluted                                            52,070                42,881
                                                           =======               =======

       Note: These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had these acquisitions been completed on January 1, 2004, or of future results.

       During the three months ended March 31, 2005 and 2004, we invested approximately $6.4 million and $3.3 million, respectively, to fund capital improvements in our hotels, including replacement of carpets, drapes, furniture and equipment, renovation of common areas and improvements of hotel exteriors. We expect to fund an aggregate of approximately $25.0 million in 2005 for capital improvements. We intend to fund such improvements out of our cash flows from operations, current cash balances and borrowings under our Line of Credit.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------


3.     Investment in Hotel Properties, Continued

       During late 2004, we recorded a charge for impairment of approximately $1.9 million in accordance with SFAS No. 144, "Accounting For Impairment or Disposal of Long-Lived Assets," based on the estimated net realizable value of a hotel held for sale. This hotel was subsequently sold in January 2005 for its approximate carrying value of $3.8 million. The hotel sold was a 123-room Hampton Inn located in Birmingham, Alabama. The age of the hotel was approximately 18 years.

       During late 2004, we experienced significant hurricane damage at one of our hotels located in Jacksonville Beach, Florida. This hotel was subsequently repaired and became operational in late January 2005. The total cost of the hurricane loss is estimated to be approximately $4.1 million, and we are currently working with our insurance carrier in processing this claim. Based on the total estimated project cost, the estimated net insurance proceeds and the estimated net book value of the assets destroyed, we expect to record a net gain on insurance proceeds upon the conclusion of the processed claim. This gain will be recorded upon receipt of the net insurance proceeds and closure of the insurance claim.

       During the three months ended March 31, 2004, we sold three hotels previously classified as held for sale for approximately $10.9 million, including approximately $9.1 million in cash (after selling costs of approximately $980,000) and an increase to an existing note receivable of $800,000. The hotels sold were a 97-room Hampton Inn located in Sarasota, Florida, a 122-room Hampton Inn located in Jacksonville, Florida, and a 141-room Comfort Inn located in Arlington, Texas. The average age of these hotels was approximately 17 years. We utilized the net proceeds from these dispositions to pay down existing long-term debt. In conjunction with these sales, we recorded a loss of approximately $320,000 as part of discontinued operations in the accompanying condensed consolidated statement of operations.

       We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. When the Company identifies an asset held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three months ended March 31, 2005 and 2004, we did not realize any losses on impairments of hotels held for sale. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------


4.     Long-Term Debt

       The following details our debt outstanding at March 31, 2005 and December 31, 2004 (dollars in thousands):


                                Principal Balance                                            Collateral   Net Book
                             -------------------------     Interest                             # of      Value at
                             3/31/05     12/31/04            Rate              Maturity        Hotels     12/31/04
                             --------    --------     ---------------------   -----------    ----------   --------
   Commercial Mortgage
     Bonds
     Class A                 $      -    $      -     6.83%        Fixed      Nov 2006
     Class B                   45,099      45,802     7.37%        Fixed      Dec 2015
     Class C                   10,000      10,000     7.58%        Fixed      Feb 2017
                             --------    --------
q                              55,099      55,802                                                18       $ 98,167

   Line of Credit              64,500      72,000     LIBOR plus
                                                      Percentage   Variable   June 2006          25        218,863
   Mortgage                    88,841      89,318     8.37%        Fixed      July 2009          19        151,967
   Mortgage                    65,519      65,823     8.25%        Fixed      Nov 2010           16        101,659
   Mortgage                    33,939      34,089     8.25%        Fixed      Nov 2010            8         53,625
   Mortgage                    10,578      10,652     LIBOR plus
                                                      285 pts.     Variable   Aug 2008            1         14,656
   Mortgage                     2,785       2,811     6.00%        Fixed      May 2008            1          6,625
   Mortgage                     3,271       3,320     6.37%        Fixed      Nov 2016            1          7,783
   Mortgage                     6,250       6,276     8.70%        Fixed      Nov 2010            1         10,607
   Mortgage                     4,241       4,268     7.97%        Fixed      Oct 2007            1          7,180
   Mortgage                     5,226       5,258     7.97%        Fixed      Oct 2007            1          8,002
   Mortgage                     4,429       4,457     7.10%        Fixed      Sept 2008           1          9,020
   Mortgage                     3,765       3,787     8.04%        Fixed      Nov 2007            1          6,802
   Mortgage                     5,245       5,276     8.04%        Fixed      Nov 2007            1          7,861
   Mortgage                     3,143       3,160     9.375%       Fixed      April 2007          1          6,396
   Mortgage                     3,363       3,381     9.375%       Fixed      April 2007          1          6,599
   Mortgage                     5,114       5,145     8.04%        Fixed      Nov 2007            1          6,529
   Mortgage                     3,923       3,938     9.375%       Fixed      April 2007          1          7,338
   Mortgage                     3,839       3,854     9.05%        Fixed      May 2007            1          9,364
   Mortgage                     5,931       5,958     5.83%        Fixed      July 2014           1          9,502
   Mortgage                    40,231      40,508     5.64%        Fixed      Nov 2014            5         73,805
   Mortgage                     5,673       5,700     5.39%        Fixed      Dec 2014            1         10,763
                             --------    --------                                               ---       --------
                              424,905     434,781                                               107       $833,113
                                                                                                ===       ========
   Unamortized Mortgage
     Note Premium               4,061       4,402
                             --------    --------
                             $428,966    $439,183
                             ========    ========

       Our hotel acquisitions completed during the three months ended March 31, 2005 were funded primarily through borrowings under our Line of Credit.

       Our hotel acquisitions completed during the three months ended March 31, 2004 were funded primarily through borrowings under our Line of Credit and the assumption of approximately $6.3 million in secured long-term debt.

       We entered into a collateralized Line of Credit in June 2003 for $110.0 million, subject to certain restrictions. The Line of Credit bears interest at LIBOR plus 2.25% to 3.0% per annum as determined by our quarterly leverage and the facility matures in June 2006 but may be extended at our option for an additional year. At March 31, 2005, the interest rate on our Line of Credit was LIBOR (2.85% at March 31, 2005) plus 2.50%. Fees ranging from .45% to .60% per annum, as determined by our ratio

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

4.     Long-Term Debt, Continued

       of total indebtedness to EBITDA, are paid quarterly on the unused portion of our Line of Credit. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a test for cash available for dividend payouts, a fixed charge test and a leverage test, among other covenants. At March 31, 2005, we were in compliance with all covenants required by our Line of Credit.

       All of our debt is secured by first mortgages on our hotels. At March 31, 2005, our debt has maturity dates that range from June 2006 to February 2017 with certain debt requiring annual principal payments and certain debt representing term maturities. The terms of our debt generally require prepayment penalties if repaid prior to maturity.

       Certain of our loan agreements require quarterly deposits into separate room renovation accounts for the amount by which 4% of revenues at our hotels exceeds the amount expended by us during the year for replacement of furniture and equipment, maintenance, and capital improvements for our hotels. For 2005, we expect that amounts expended will exceed, in the aggregate, the amounts required under the loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts.

       Our Line of Credit has a stated borrowing capacity of $110.0 million. This capacity is further limited to a stated percentage of the appraised value of the assets pledged as collateral. Additionally, since the completion of our Line of Credit, we have sold certain of our hotels that served as collateral under this facility. Accordingly, at March 31, 2005, we had an additional borrowing capacity of approximately $42.2 million under our Line of Credit.

5.     Interest Rate Swap Contracts

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

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

6.     Comprehensive Income

       SFAS No. 130, "Reporting Comprehensive Income," requires the disclosure of the components included in comprehensive income (loss). For the three months ended March 31, 2005, we recorded comprehensive income of approximately $4.5 million, comprised of net income of approximately $3.7 million and the change in unrealized loss on our interest rate swap of approximately $780,000.

7.     Income Taxes

       The components of our deferred income tax benefit (expense) related to our TRS Lessees for the three months ended March 31 are as follows (in thousands):
                                                     2005           2004
                                                   -------        -------

              Deferred:
                  Federal                          $ 1,362        $ 1,419
                  State                                118            123
                  Valuation allowance               (1,480)        (1,542)
                                                   -------         ------

              Deferred income tax benefit
                  (expense), net                   $     -        $     -
                                                   =======        =======

       The deferred income tax benefit (expense) and related deferred tax asset was historically calculated using a statutory tax rate of 38% applied to the losses of our TRS Lessees. In 2003, we determined that a valuation allowance was necessary for the entire deferred income tax asset due to the continued softness in the lodging industry and the uncertainty associated with its future recovery. Additionally, we discontinued recording a deferred income tax benefit beginning in 2004. At March 31, 2005, we have a valuation allowance for a deferred income tax asset of approximately $22.4 million that is comprised of the tax effect of net operating loss carryforwards that will expire in years beginning after 2021.

8.     Discontinued Operations

       In 2002, we adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 established criteria beyond that previously specified in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," to determine when a long-lived asset is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. Due to the adoption of SFAS No. 144, we now report as discontinued operations any assets held for sale (as defined by SFAS No.
       144), and assets sold during the periods presented. We identify and assess discontinued operations at the individual hotel operating level because we can identify cash flows at this level. All results of these discontinued operations, less applicable income taxes, are included as a separate component of income in our accompanying condensed consolidated statements of operations. This change has resulted in certain reclassifications of the previously reported statements of operations for 2004.

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

       During late 2004, we recorded a charge for impairment of approximately $1.9 million based on the estimated net realizable value of a hotel held for sale. This hotel was subsequently sold in January 2005 for its approximate carrying value of $3.8 million. The hotel sold was a 123-room Hampton Inn located in Birmingham, Alabama. The age of the hotel was approximately 18 years.

       During the three months ended March 31, 2004, we sold three hotels previously classified as held for sale for approximately $10.9 million, including approximately $9.1 million in cash (after selling costs of approximately $980,000) and an increase to an existing note receivable of $800,000. The hotels sold were a 97-room Hampton Inn located in Sarasota, Florida, a 122-room Hampton Inn located in Jacksonville, Florida, and a 141-room Comfort Inn located in Arlington, Texas. The average age of these hotels was approximately 17 years. We utilized the net proceeds from these dispositions to pay down existing long-term debt. In conjunction with these sales, we recorded a loss of approximately $320,000 as part of discontinued operations in the accompanying condensed consolidated statement of operations.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

8.     Discontinued Operations, Continued

       For all periods presented, the operations of all of our hotels classified as held for sale are included in the accompanying condensed consolidated statements of operations under the heading "Income (loss) from discontinued operations." The components of income (loss) from discontinued operations for the three months ended March 31 are shown below (in thousands):


                                                              2005              2004
                                                             ------            ------
         Revenue:
             Room revenue                                     $ 93             $ 722
             Other hotel revenue                                 5                24

         Operating costs:
             Direct hotel expenses                              66               607
             Other hotel expenses                                4                49
             Depreciation                                        -                88
             Property taxes, rental expense
                  and insurance                                 58                63
             Amortization of franchise fees                      -                 3
             Interest expense                                    -                19
                                                              ----             -----

                 Income (loss) from operations of
                 discontinued operations                       (30)              (83)

         Gain (loss) on sale of hotel properties                 -              (320)
         Loss on impairment of hotels held for sale              -                 -
                                                              ----             -----

                 Income (loss) from discontinued
                 operations                                   $(30)            $(403)
                                                              ====             =====


9.       Commitments and Contingencies

         At March 31, 2005, all of our hotels are operated under franchise agreements and are licensed as Hampton Inn (48), AmeriSuites (18), Residence Inn (18), Homewood Suites (9), Courtyard by Marriott (8), Holiday Inn (4), Comfort Inn (2), Hilton Garden Inn (2), Hampton Inn & Suites (1) and SpringHill Suites (1). The TRS Lessees hold the franchise licenses for our hotels. The franchise agreements generally require the payment of fees based on a percentage of hotel room revenue.

         Under our franchise agreements, we are periodically required to make capital improvements in order to maintain our brand standards. Additionally, under certain of our loan covenants, we are generally obligated to fund 4% of total hotel revenues per quarter on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at our hotels. For 2005, we expect that amounts expended will exceed, in the aggregate, the amounts

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

9.       Commitments and Contingencies, Continued

         required under the loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts. We currently have one lender that could require us to deposit approximately $1.0 million into an escrow account, but the lender has thus far decided not to trigger the escrow funding based on our future capital improvement plans for the individual hotels.

         Our Partnership is obligated to pay the costs of real estate and personal property taxes and to maintain underground utilities and structural elements of our hotels. In addition, the Partnership is obligated to fund the cost of periodic repair and the replacement and refurbishment of furniture, fixtures and equipment in our hotels. We also may be required by our franchisors to fund certain capital improvements to our hotels, which we fund from borrowings under our Line of Credit, operating cash flows, or the room renovation accounts. For the three months ended March 31, 2005 and 2004, capital improvements of approximately $6.4 million and $3.3 million, respectively, were made to our hotels.

         We maintain agreements with certain senior officers that provide for severance payments in the event of a change in control of Equity Inns. At March 31, 2005, the maximum amount of cash compensation that would be payable under all agreements, if a change of control occurred, would be approximately $8.0 million. Additionally, vesting of certain restricted stock held by our senior officers would accelerate under a change of control.

         We are also involved in various legal actions arising in the ordinary course of business. We do not believe that any of the pending actions will have a material adverse effect on our business, financial condition or results of operations.

10.      Capital Stock

         On March 4, 2005, we completed an offering of approximately 2.7 million shares of common stock for net proceeds of approximately $28.5 million. The proceeds will be used for identified acquisitions and to repay indebtedness under our Line of Credit.

11.      Subsequent Events

         On April 29, 2005, we completed the acquisition of a 93-room Marriott Courtyard hotel located in Bowling Green, Kentucky, for approximately $6.9 million, including the assumption approximately of $3.2 million in secured long-term debt.

         On May 2, 2005, we completed the acquisition of an 81-room Marriott Courtyard hotel located in Jacksonville, Florida, for approximately $6.4 million, including the assumption of approximately $4.0 million in secured long-term debt.

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

BACKGROUND

Equity Inns is a Memphis-based, self-advised hotel real estate investment trust ("REIT") primarily focused on the upscale extended stay, all-suite, midscale limited service and full service segments of the hotel industry. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at March 31, 2005 owned an approximate 97.4% interest in the Partnership. The Partnership and its affiliates lease all of our hotels to wholly-owned taxable REIT subsidiaries of the Company (the "TRS Lessees").

We commenced operations on March 1, 1994 upon completion of our initial public offering and the simultaneous acquisition of eight Hampton Inn hotels with 995 rooms. Since then, we have grown with a focus on both geographic and brand diversity. We believe that diversity in our asset portfolio reduces operational variances from year-to-year and results in less volatility as compared to the overall hotel industry.

At March 31, 2005, we owned 111 hotel properties with a total of 13,589 rooms located in 34 states. In order to qualify as a REIT, we cannot operate hotels. Therefore, our hotels are leased to our TRS Lessees and are managed by unrelated third parties. By maintaining these leases through our TRS Lessees, we realize the economic benefits and risks of operating these hotels and report all hotel revenues and expenses in the accompanying condensed consolidated statements of operations.

We maintain management agreements with unrelated third parties for our hotels that range in remaining terms from one to four years. The majority of our management contracts renew annually. The management fees consist of a base fee ranging from 1.5% to 3.0% of hotel revenues and an incentive fee consisting of a

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


percentage of gross operating profits in excess of budget, as defined by the management agreements. These fees are recorded by us as a component of direct hotel expenses in our accompanying condensed consolidated statements of operations.

The diversity of our portfolio is such that, at March 31, 2005, no individual hotel exceeded 1.9% of the total rooms in the portfolio. Our geographical distribution and franchise diversity is illustrated by the following charts.

                                 Brand Diversity


                                                           Number of           Number of
           Brand Affiliation                           Hotel Properties      Rooms/Suites
           -----------------                           ----------------      ------------
           Midscale Limited Service Hotels:
                Hampton Inn (1)                              48                  5,989
                Comfort Inn (4)                               1                    104
                                                            ---                 ------
                     Sub-total                               49                  6,093

           All-Suite Hotels:
                AmeriSuites (3)                              18                  2,291
                Hampton Inn & Suites (1)                      1                    161
                SpringHill Suites (2)                         1                     88
                                                            ---                 ------
                     Sub-total                               20                  2,540

           Upscale Extended Stay Hotels:
                Residence Inn (2)                            18                  1,907
                Homewood Suites (1)                           9                  1,295
                                                            ---                 ------
                     Sub-total                               27                  3,202

           Full Service Hotels:
                Courtyard (2)                                 8                    782
                Hilton Garden Inn (1)                         2                    238
                Comfort Inn (4)                               1                    177
                Holiday Inn (5)                               4                    557
                                                            ---                 ------
                     Sub-total                               15                  1,754
                                                            ---                 ------

                            Total                           111                 13,589
                                                            ===                 ======

Franchise Affiliation

(1)    Hilton Hotels Corporation
(2)    Marriott International, Inc.
(3) Hyatt Corporation, which purchased the AmeriSuites brand from the Blackstone Group in January 2005, which purchased the brand from Prime Hospitality Corporation in October 2004
(4)    Choice Hotels International, Inc.
(5)    Intercontinental Hotels Group, PLC

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



We believe that geographic diversity helps to limit our exposure to any one market. The following table illustrates our geographic presence by the number of rooms at March 31, 2005:

                        Region
                  ------------------

                  East North Central             13.9%
                  East South Central             13.6%
                  Middle Atlantic                 6.1%
                  Mountain                        9.5%
                  New England                     4.4%
                  Pacific Northwest               2.4%
                  South Atlantic                 33.7%
                  West North Central              6.1%
                  West South Central             10.3%

Our hotel portfolio includes upscale extended stay hotels, all-suite hotels, midscale limited service hotels and full service hotels. This array of product offerings coupled with a property mix that is spread between suburban and urban locations helps to insulate us from various economic climates, including a depressed business travel climate.

The following table sets forth certain information for the three months ended March 31, 2005 and 2004 with respect to our hotels:


                                         Three Months Ended March 31, 2005 (1)  Three Months  Ended March 31, 2004 (1)
                                         -------------------------------------  --------------------------------------
                                                                    Revenue                             Revenue
                      Number    Number                  Average       Per                   Average       Per
                       of        of                      Daily     Available                 Daily     Available
Brand                 Hotels    Rooms    Occupancy       Rate       Room (2)    Occupancy    Rate       Room (2)
-----                --------  -------   ---------      -------    ----------   ---------   -------    --------

Hampton Inn             48      5,989       64.0%        $83.29      $53.26       60.8%      $76.60      $46.56
AmeriSuites             18      2,291       65.1%        $77.96      $50.73       61.8%      $73.89      $45.64
Residence Inn           18      1,907       73.9%        $95.29      $70.45       74.5%      $88.43      $65.90
Homewood Suites          9      1,295       75.1%       $106.47      $80.01       73.0%     $100.87      $73.59
Courtyard                8        782       77.1%        $92.57      $71.64       75.0%      $91.04      $68.25
Holiday Inn              4        557       55.7%        $59.66      $33.23       51.0%      $60.24      $30.74
Comfort Inn              2        281       66.3%        $99.92      $66.25       71.4%      $85.03      $60.70
Hilton Garden Inn        2        238       75.0%       $128.38      $96.34       75.7%     $110.42      $83.54
Hampton Inn & Suites     1        161       91.3%       $154.70     $141.25       91.9%     $125.81     $115.62
SpringHill Suites        1         88       59.0%        $67.13      $40.15       62.9%      $61.50      $38.68
                      ----   --------       -----        ------      ------       -----      ------      ------

                       111     13,589       67.6%        $88.81      $60.01       65.3%      $82.68      $54.01
                       ===     ======       =====        ======      ======       =====      ======      ======

Notes

(1) Represents "all comparable" statistics for hotels owned by us at the latest period end as if we had owned the hotels for both periods presented. (2) Determined by multiplying occupancy times the average daily rate.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



Approximately 95% of our hotel portfolio is comprised of the following leading franchise brands: Homewood Suites, Hilton Garden Inn, Hampton Inn & Suites and Hampton Inn by Hilton, Residence Inn, Courtyard and SpringHill Suites by Marriott and AmeriSuites by Hyatt. We believe that multiple brands at the midscale, upscale extended stay and all-suite levels help to insulate our asset portfolio against the volatility of individual brand results relative to industry revenue per available room ("RevPAR") performance. Descriptions of each of our significant brands are as follows:

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

AmeriSuites by Hyatt:
   An upscale all-suite hotel, billed as America's most affordable all-suite hotel.

Approximately 95% of our hotels are branded by Marriott, Hilton and Hyatt, which provide national marketing support and frequent stay programs that continue to drive additional revenue. We believe that better brands generate RevPAR premiums over their peers and focusing on these premium brands is another factor in our strategy to limit risk in the volatility of our hotel portfolio.

In order to qualify as a REIT, we cannot operate hotels and, consequently, we outsource the management of our hotels to leading independent management companies. By utilizing third-party managers with relatively short- term contracts that provide for strong operating incentive management fees, we believe that we have better control over the operating results of our hotels. At March 31, 2005, our hotel managers are as follows:

                                                  Number of Hotels
                                                  ----------------

           Interstate Hotels & Resorts, Inc.            48
           Hilton Hotels Corporation                    16
           Hyatt Corporation                            18
           McKibbon Hotel Group                         14
           Other (5)                                    15
                                                       ---

                                                       111
                                                       ===

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


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

The REIT Modernization Act ("RMA"), which generally took effect on January 1, 2001, includes several REIT provisions which revised extensively the tax rules applicable to our TRS Lessees. Under the RMA provisions, we are allowed to own all of the stock in our TRS Lessees. In addition, our TRS Lessees are allowed to perform "non-customary" services for hotel guests and are permitted to enter into many new businesses. However, our TRS Lessees are not allowed to manage hotels. Instead, our TRS Lessees are required to enter into management contracts for our hotels with independent management companies. The use of TRS Lessees, however, is subject to certain restrictions, including the following:

     o no more than 20% of our assets may consist of securities of our TRS Lessees;
     o the tax deductibility of interest paid or accrued by our TRS Lessees to us is limited; and
     o a 100% excise tax is imposed on non-arm's length transactions between TRS Lessees and us or our tenants.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


RESULTS OF OPERATIONS


                                               For the Three Months Ended March 31,
                                         -----------------------------------------------
(in thousands)                            2005          %            2004            %
                                         -------      -----         -------        -----
Hotel revenues                           $75,040       99.9         $54,064         99.8
Other revenue                                106         .1              99           .2
                                         -------      -----         -------        -----

Total revenues                            75,146      100.0          54,163        100.0

Hotel expenses                            43,866       58.4          33,358         61.6
Depreciation                              11,400       15.2           9,403         17.4
Property taxes, rental expense
   and insurance                           5,403        7.2           4,437          8.2
General and
   administrative                          2,567        3.4           2,127          3.9
                                         -------      -----         -------        -----

Operating income                         $11,910       15.8         $ 4,838          8.9
                                         =======      =====         =======        =====

Comparison of the Company's operating results for the three months ended March 31, 2005 and 2004.

Revenues

Hotel revenues of approximately $75.0 million in 2005 increased approximately $20.9 million, or 38.6%, as compared to approximately $54.1 million in 2004. After eliminating net revenues of approximately $16.5 million related to our hotel acquisitions for 2005 and 2004, our same-store hotel revenues increased by approximately $4.4 million in 2005 as compared to 2004. This increase was primarily due to a same-store RevPAR increase of 9.9%, driven by a 6.1% increase in our ADR from $77.42 to $82.11, and an increase of 230 basis points in occupancy to 65.2%.

Other revenue of $106,000 in 2005 was relatively flat as compared to 2004.

Operating Expenses

Hotel expenses of approximately $43.9 million in 2005 increased approximately $10.5 million, or 31.4%, as compared to approximately $33.4 million in 2004. After eliminating net expenses of approximately $7.8 million related to our hotel acquisitions for 2005 and 2004, our same-store hotel expenses increased by approximately $2.7 million in 2005 as compared to 2004. This increase was primarily due to an increase in payroll and related benefits of approximately $740,000, an increase in franchise fees, management fees and loyalty programs of approximately $720,000, an increase in enhanced complimentary hot breakfasts of approximately $355,000, an increase in travel agent commissions and credit card fees of approximately $250,000, an increase in maintenance costs of approximately $155,000 and an increase in utility costs of approximately $330,000. Hotel expenses as a percentage of hotel revenues were 58.4% in 2005 and 61.6% in 2004.

Depreciation expense of approximately $11.4 million in 2005 increased approximately $2.0 million, or 21.3%, as compared to approximately $9.4 million in 2004, primarily due to an increase in depreciation expense related to our hotel acquisitions.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



Property taxes, rental expense and insurance of approximately $5.4 million in 2005 increased approximately $1.0 million, or 22.7%, as compared to approximately $4.4 million in 2004, primarily due to an increase in property taxes, rental expense and insurance of approximately $825,000 related to our hotel acquisitions, partially offset by a net increase in same-store property taxes, rental expense and insurance of approximately $165,000.

General and administrative expenses of approximately $2.6 million in 2005 increased approximately $500,000, or 23.8%, as compared to $2.1 million in 2004, primarily due to an increase of approximately $275,000 in non- cash stock-based compensation, an increase of approximately $75,000 in professional fees and an increase of approximately $95,000 related to payroll and related benefits.

Operating Income

For 2005, we recorded operating income of approximately $11.9 million as compared to operating income of approximately $4.8 million in 2004. The principal components of the change in operating income for 2005 as compared to 2004 was an increase in same-store revenues of approximately $4.4 million, an increase in operating income related to our hotel acquisitions of approximately $5.8 million, partially offset by an increase in same-store hotel expenses of approximately $2.7 million, an increase in same-store property taxes, rental expense and insurance of approximately $165,000 and an increase in general and administrative expenses of approximately $500,000.

LIQUIDITY AND CAPITAL RESOURCES

Equity Inns' principal source of cash to meet our operating requirements, including distributions to our shareholders and repayments of indebtedness, is from our hotels' results of operations. For the three months ended March 31, 2005, net cash flows provided by our operating activities were approximately $16.8 million. We currently expect that our operating cash flows will be sufficient to fund our continuing operations, including our required debt service obligations and distributions to shareholders required to maintain our REIT status. We expect to fund any short-term liquidity requirements above our operating cash flows through short-term borrowings under our Line of Credit. In 2003, we entered into our collateralized Line of Credit for $110.0 million, subject to certain restrictions. Borrowings under our Line of Credit bear interest at LIBOR plus 2.25% to 3.0% per annum as determined by our quarterly leverage, and this facility matures in June 2006 but may be extended at our option for an additional year. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a test for cash available for dividend payouts, a fixed charge test and a leverage test, among other covenants. At March 31, 2005, we were in compliance with all covenants required by our Line of Credit. At March 31, 2005, we had the ability to borrow an additional $42.2 million under our Line of Credit. At March 31, 2005, we had approximately $10.4 million of cash and cash equivalents.

We may make additional investments in hotel properties and may incur indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Internal Revenue Code of 1986 to the extent that working capital and cash flows from our investments are insufficient to make such distributions. Our Board has adopted a policy limiting aggregate indebtedness to 45% of our investment in hotel properties, at cost, after giving effect to our use of proceeds from any indebtedness. This policy may be amended at any time by the Board without shareholder vote. Our consolidated indebtedness was 37.8% of our investment in hotels, at original cost, at March 31, 2005.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



The following details our debt outstanding at March 31, 2005 and December 31, 2004 (dollars in thousands):


                               Principal Balance                                            Collateral    Net Book
                             ---------------------         Interest                            # of       Value at
                              3/31/05    12/31/04            Rate              Maturity       Hotels      12/31/04
                             ----------  ---------    ------------------      ----------    ----------    --------

   Commercial Mortgage
     Bonds
     Class A                 $      -    $      -     6.83%        Fixed      Nov 2006
     Class B                   45,099      45,802     7.37%        Fixed      Dec 2015
     Class C                   10,000      10,000     7.58%        Fixed      Feb 2017
                             --------    --------
                               55,099      55,802                                                18       $ 98,167

   Line of Credit              64,500      72,000     LIBOR plus
                                                      Percentage   Variable   June 2006          25        218,863
   Mortgage                    88,841      89,318     8.37%        Fixed      July 2009          19        151,967
   Mortgage                    65,519      65,823     8.25%        Fixed      Nov 2010           16        101,659
   Mortgage                    33,939      34,089     8.25%        Fixed      Nov 2010            8         53,625
   Mortgage                    10,578      10,652     LIBOR plus
                                                      285 pts.     Variable   Aug 2008            1         14,656
   Mortgage                     2,785       2,811     6.00%        Fixed      May 2008            1          6,625
   Mortgage                     3,271       3,320     6.37%        Fixed      Nov 2016            1          7,783
   Mortgage                     6,250       6,276     8.70%        Fixed      Nov 2010            1         10,607
   Mortgage                     4,241       4,268     7.97%        Fixed      Oct 2007            1          7,180
   Mortgage                     5,226       5,258     7.97%        Fixed      Oct 2007            1          8,002
   Mortgage                     4,429       4,457     7.10%        Fixed      Sept 2008           1          9,020
   Mortgage                     3,765       3,787     8.04%        Fixed      Nov 2007            1          6,802
   Mortgage                     5,245       5,276     8.04%        Fixed      Nov 2007            1          7,861
   Mortgage                     3,143       3,160     9.375%       Fixed      April 2007          1          6,396
   Mortgage                     3,363       3,381     9.375%       Fixed      April 2007          1          6,599
   Mortgage                     5,114       5,145     8.04%        Fixed      Nov 2007            1          6,529
   Mortgage                     3,923       3,938     9.375%       Fixed      April 2007          1          7,338
   Mortgage                     3,839       3,854     9.05%        Fixed      May 2007            1          9,364
   Mortgage                     5,931       5,958     5.83%        Fixed      July 2014           1          9,502
   Mortgage                    40,231      40,508     5.64%        Fixed      Nov 2014            5         73,805
   Mortgage                     5,673       5,700     5.39%        Fixed      Dec 2014            1         10,763
                             --------    --------                                               ---       --------
                              424,905     434,781                                               107       $833,113
                                                                                                ===       ========
   Unamortized Mortgage
     Note Premium               4,061       4,402
                             --------    --------
                             $428,966    $439,183
                             ========    ========

For the three months ended March 31, 2005 and 2004, interest expense, net of approximately $8.2 million in 2005 increased approximately $1.5 million, or 22.5%, as compared to approximately $6.7 million in 2004. This increase was primarily due to an increase in average borrowings from $338.5 million to $440.3 million related to borrowings for our hotel acquisitions, partially offset by a reduction in the weighted average interest rate from 7.71% to 7.11%. At March 31, 2005, our debt maturities have an average life of 4.4 years and a weighted average interest rate of 7.04%.

During the three months ended March 31, 2005, we purchased two hotels for approximately $20.6 million related to previously announced acquisitions. The hotels were purchased from two hotel developers. These hotels represent a combined 204 rooms and have an average age of approximately five years. We funded these acquisitions primarily through borrowings under our Line of Credit.

During the three months ended March 31, 2005, we sold one hotel for approximately $3.8 million. We utilized the net proceeds to pay down existing long-term debt.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



For the three months ended March 31, 2005, we invested approximately $6.4 million to fund capital improvements in our hotels, including replacement of carpets, drapes, furniture and equipment, renovation of common areas and improvements of hotel exteriors. We expect to fund an aggregate of approximately $25.0 million in 2005 for capital improvements, with approximately $13.0 million representing major refurbishment projects to six hotels. We intend to fund such improvements out of our cash flows from operations, current cash balances and borrowings under our Line of Credit. Under our franchise agreements, we are periodically required to make capital improvements in order to maintain our brand standards. Additionally, under certain of our loan covenants, we are generally obligated to fund 4% of total hotel revenues per quarter on a cumulative basis, to a separate room renovation account for replacement of furniture, fixtures and equipment, maintenance, and capital improvements for our hotels. For 2005, we expect that amounts expended will exceed, in the aggregate, the amounts required under our loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts. We currently have one lender that could require us to deposit approximately $1.0 million into an escrow account, but the lender has thus far decided not to trigger the escrow funding based on our future capital improvement plans for the individual hotels.

During late 2004, we experienced significant hurricane damage at one of our hotels located in Jacksonville Beach, Florida. This hotel was subsequently repaired and became operational in late January 2005. The total cost of the hurricane loss is estimated to be approximately $4.1 million, and we are currently working with our insurance carrier in processing this claim. Based on the total estimated project cost, the estimated net insurance proceeds and the estimated net book value of the assets destroyed, we expect to record a net gain on insurance proceeds upon the conclusion of the processed claim. This gain will be recorded upon receipt of the net insurance proceeds and closure of the insurance claim.

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

In 2003, we entered into an interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2008. The agreement effectively fixes the interest rate on the first $25.0 million of floating rate debt outstanding under our Line of Credit at a rate of 3.875% per annum plus the interest rate spread on our Line of Credit, or 6.38% at March 31, 2005, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

In 2003, we entered into an additional interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2008. The agreement effectively fixes the interest rate on the second $25.0 million of floating rate debt outstanding under our Line of Credit at a rate of 3.22% per annum plus the interest rate spread on our Line of Credit, or 5.72% at March 31, 2005, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

REITs are subject to a number of organizational and operational requirements. For example, for federal income tax purposes, we are required to pay distributions of at least 90% of our taxable income to shareholders. We intend to pay these distributions from operating cash flows. During the three months ended March 31, 2005, our Partnership distributed an aggregate of approximately $6.8 million to its limited partners, or $.13 per unit per quarter (including approximately $6.6 million of distributions to the Company to fund distributions to our shareholders of $.13 per share per quarter). We also announced that our first quarter 2005 dividend, payable in May 2005, would be increased to $.15 per unit and common share. Additionally, during the three months ended March 31, 2005, we distributed approximately $1.9 million in dividends related to our 8.75% Series B preferred stock. We expect to make future quarterly distributions to our shareholders. The amount of our future distributions will be based upon quarterly operating results, economic conditions, capital requirements, the Internal Revenue Code's annual distribution requirements, leverage restrictions imposed by our Line of Credit and other factors which our Board deems relevant.

We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional debt and equity securities of the Company, or, in connection with acquisitions of hotel properties, the issuance of Partnership units. Under our Partnership's limited partnership agreement, subject to certain holding period requirements, holders of units in our Partnership have the right to require the Partnership to redeem their units. During the three months ended March 31, 2005, there were no units tendered for redemption. Under the Partnership agreement, we have the option to redeem units tendered for redemption on a one-for-one basis for shares of common stock or for an equivalent amount of cash.

FUNDS FROM OPERATIONS

The National Association of Real Estate Investment Trusts, or NAREIT, defines Funds From Operations, or FFO, as net income (loss) applicable to common shareholders excluding gains or losses from sales of real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not include the cost of capital improvements or any related capitalized interest. We use FFO as a measure of performance to adjust for certain non-cash expenses such as depreciation and amortization because historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


Because real estate values have historically risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be less informative. NAREIT adopted the definition of FFO in order to promote an industry-wide standard measure of REIT operating performance. Accordingly, as a member of NAREIT, Equity Inns adopted FFO as a measure to evaluate performance and facilitate comparisons between the Company and other REITs, although our FFO may not be comparable to FFO measures reported by other companies. Additionally, FFO is also used by management in the annual budget process.

The following reconciliation of net income to FFO, applicable to common shareholders, illustrates the difference in these measures of operating performance (in thousands):


                                                        For the Three Months Ended
                                                                 March 31,
                                                        --------------------------
                                                           2005            2004
                                                          -------        -------
Net income (loss) applicable to common
    shareholders                                          $ 1,766        $(4,085)

Add (subtract):
    (Gain) loss on sale of hotel properties                     -            320
    Minority interests (income) expense                        49           (107)
    Depreciation                                           11,400          9,403
    Depreciation from discontinued operations                   -             88
                                                          -------        -------

Funds From Operations (FFO)                               $13,215        $ 5,619
                                                          =======        =======

Weighted average number of diluted common
    shares and Partnership units outstanding               53,503         44,004
                                                          =======        =======

MANAGEMENT CONTRACTS

Our management agreements with Hyatt, which purchased the AmeriSuites brand in January 2005 from the Blackstone Group, which purchased the brand from Prime Hospitality Corporation in October 2004, are structured to provide the TRS Lessees minimum net operating income at each of our 18 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of our 18 AmeriSuites hotels. As the manager, Hyatt's subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, as defined, to a maximum of 6.5% of gross hotel revenues. If the management fee calculation exceeds 6.5% of gross hotel revenue, Hyatt's subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Hyatt's subsidiaries are required to contribute the greater of a predetermined minimum return or the net operating income plus 25% of the shortfall between the threshold amount and the net operating income of the hotel. We record all shortfall contributions as a reduction of base management fees, which are included as a component of direct hotel expenses in our accompanying condensed consolidated statements of operations, when all contingencies related to such amounts have been resolved. In May 2003, we updated our current franchise contracts and management agreements with Hyatt's subsidiaries for all of our AmeriSuites hotels. The minimum net operating income guarantee agreements were not extended beyond their original terms and are set to expire in 2007 and 2008. Under the new agreements, we extended the existing franchise agreements to 2028 and the management agreements to 2010, as long as Hyatt continues to be in compliance

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



with the minimum net operating income guarantees in the original agreements. For the three months ended March 31, 2005 and 2004, we recorded approximately $1.5 million and $1.6 million, respectively, in minimum income guarantees from Hyatt as a reduction of our base management fee expense in the accompanying condensed consolidated statements of operations. The management contracts for our remaining hotels have terms ranging from one to four years and generally provide for payment of management fees ranging from 1.5% to 3.0% of hotel revenues and an incentive fee consisting of a percentage of gross operating profits in excess of budget, as defined by the management agreements.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued




     We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. When the Company identifies an asset held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three months ended March 31, 2005 and 2004, we did not realize any losses on impairments of hotels held for sale. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

     Income Taxes

     We record a valuation allowance to reduce our deferred income tax asset to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In 2003, we determined, it was more likely than not, that we would not be able to realize our $16.8 million deferred income tax asset, and we recorded a full valuation allowance for this asset. Our TRS Lessees continue to accumulate net operating losses primarily due to the lease payments that our TRS Lessees pay to their respective lessors, in conjunction with our assumption of the operating leases from several of our independent management companies in 2001. As a result of these continued losses, we continue to record a valuation allowance for the full amount of our deferred income tax asset. Additionally, we will not record a deferred income tax benefit until it is more likely than not that such benefit will be realized.

OTHER DEVELOPMENTS

Acquisitions

During the three months ended March 31, 2005, we purchased two hotels for approximately $20.6 million related to previously announced acquisitions. The hotels were purchased from two hotel developers. These hotels represent a combined 204 rooms and have an average age of approximately five years. We funded these acquisitions primarily through borrowings under our Line of Credit.

The hotel acquisitions that we completed for the three months ended March 31, 2005 are as follows:


       Hotel                         Location                  Rooms      Date Acquired
       -----                         --------                  -----      -------------
       Hilton Garden Inn             Fort Myers, Florida        126       March 1, 2005
       Residence Inn by Marriott     Jacksonville, Florida       78       March 9, 2005

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



Common Stock Offerings

On March 4, 2005, we completed an offering of approximately 2.7 million shares of common stock for net proceeds of approximately $28.5 million. The proceeds will be used for identified acquisitions and to repay indebtedness under our Line of Credit.

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

Long-Lived Asset Impairments and Hotel Sales

During late 2004, we recorded a charge for impairment of approximately $1.9 million in accordance with SFAS No. 144, "Accounting For Impairment or Disposal of Long-Lived Assets," based on the estimated net realizable value of a hotel held for sale. This hotel was subsequently sold in January 2005 for its approximate carrying value of $3.8 million. The hotel sold was a 123-room Hampton Inn located in Birmingham, Alabama. The age of the hotel was approximately 18 years.

Subsequent Events

On April 29, 2005, we completed the acquisition of a 93-room Marriott Courtyard hotel located in Bowling Green, Kentucky, for approximately $6.9 million, including the assumption approximately of $3.2 million in secured long-term debt.

On May 2, 2005, we completed the acquisition of an 81-room Marriott Courtyard hotel located in Jacksonville, Florida, for approximately $6.4 million, including the assumption of approximately $4.0 million in secured long-term debt.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to certain financial market risks, the most predominant of which is the fluctuation in interest rates. At March 31, 2005, our exposure to market risk for a change in interest rates is related to our debt outstanding under the Line of Credit and certain hotel secured debt. Total debt outstanding under these two debentures totaled approximately $75.1 million at March 31, 2005. As discussed below, we do maintain two interest rate swap agreements for a combined notional amount of $50.0 million.

Our Line of Credit bears interest at a variable rate of LIBOR plus 2.25% to 3.0% per annum as determined by our quarterly leverage. At March 31, 2005, our interest rate on our Line of Credit was LIBOR (2.85% at March 31, 2005) plus 2.50%. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



exposure to fluctuations in market interest rates for borrowings under our Line of Credit through the use of interest rate swaps, in order to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. We also regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuation.

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

Our Line of Credit matures in June 2006, but may be extended at our option for an additional year. As discussed above, our Line of Credit bears interest at variable rates, and therefore, cost approximates market value. At March 31, 2005, the fair value of our interest rate swaps was an asset of approximately $662,000.

Our operating results are affected by changes in interest rates, primarily as a result of our borrowings under the Line of Credit. If interest rates increased by 25 basis points, our interest expense would have increased by approximately $21,000, based on balances outstanding during the three months ended March 31, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files, or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various legal actions arising in the ordinary course of business. Management does not believe that any of the pending actions will have a material adverse effect on our business, financial condition or results of operations.

ITEM 6.  EXHIBITS

(a) Exhibits:

         12.1 -- Statement Regarding Computation of Ratios
         31.1 -- Rule 13a-14(a) Certification of Howard A. Silver
         31.2 -- Rule 13a-14(a) Certification of J. Mitchell Collins
         32.1 -- Section 1350 Certification of Howard A. Silver
         32.2 -- Section 1350 Certification of J. Mitchell Collins

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Equity Inns, Inc.



May 10, 2005                   By:  /s/J. Mitchell Collins
------------                   -------------------------------------------------
   Date                        J. Mitchell Collins
                               Executive Vice President, Chief Financial Officer
                               (Principal Financial and Accounting Officer),
                               Secretary and Treasurer

                                INDEX OF EXHIBITS


Exhibits

Number     Description
------     -----------

12.1       Statement Regarding Computation of Ratios
31.1       Rule 13a-14(a) Certification of Howard A. Silver
31.2       Rule 13a-14(a) Certification of J. Mitchell Collins
32.1       Section 1350 Certification of Howard A. Silver
32.2       Section 1350 Certification of J. Mitchell Collins