Form 10-Q
period 2005-06-30
EQUITY INNS INC
filed 2005-08-09
CIK 916530

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                      ----
              X Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2005     Commission File Number 01-12073

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


                                 (901) 754-7774
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

         The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on August 5, 2005 was 53,998,245.

                                     1 of 44

                                EQUITY INNS, INC.

                                      INDEX


                                                                            PAGE
                                                                            ----

PART I.  Financial Information

   Item 1.  Financial Statements


          Condensed Consolidated Balance Sheets - June 30, 2005
            (unaudited) and December 31, 2004                                  3

          Condensed Consolidated Statements of Operations (unaudited) -
            For the three and six months ended June 30, 2005 and 2004          4

          Condensed Consolidated Statements of Cash Flows (unaudited) -
            For the six months ended June 30, 2005 and 2004                    5

          Notes to Condensed Consolidated Financial Statements                 7


   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       22

   Item 3.  Quantitative and Qualitative Disclosures About Market Risks       40

   Item 4.  Controls and Procedures                                           41


PART II. Other Information

   Item 1.  Legal Proceedings                                                 42

   Item 6.  Exhibits                                                          42

PART I.  FINANCIAL INFORMATION
   ITEM 1.  FINANCIAL STATEMENTS



                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                            June 30,              December 31,
                                                                              2005                    2004
                                                                         -----------              ------------
                                                                         (unaudited)
ASSETS
Investment in hotel properties, net                                         $916,756                 $852,755
Assets held for sale                                                               -                    3,849
Cash and cash equivalents                                                     10,154                    6,991
Accounts receivable, net of doubtful
    accounts of $225 and $225, respectively                                    8,218                    7,543
Interest rate swaps                                                              243                        -
Deferred expenses, net                                                        10,818                    8,679
Deposits and other assets, net                                                19,698                   13,437
                                                                            --------                 --------

       Total Assets                                                         $965,887                 $893,254
                                                                            ========                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt                                                              $486,770                 $439,183
Accounts payable and accrued expenses                                         35,693                   30,366
Distributions payable                                                          9,565                    8,090
Interest rate swaps                                                                -                      119
Minority interests in Partnership                                              8,800                    9,064
                                                                            --------                 --------

       Total Liabilities                                                     540,828                  486,822
                                                                            --------                 --------

Commitments and Contingencies

Shareholders' equity:
Preferred stock (Series B), 8.75%, $.01 par value, 10,000,000
  shares authorized, 3,450,000 shares issued and outstanding                  83,524                   83,524
Common Stock, $.01 par value, 100,000,000
  shares authorized, 54,763,775 and 51,872,460
  shares issued and outstanding                                                  547                      519
Additional paid-in capital                                                   572,335                  542,397
Treasury stock, at cost, 747,600 shares                                       (5,173)                  (5,173)
Unearned directors' and officers' compensation                                (2,727)                  (2,211)
Distributions in excess of net earnings                                     (223,690)                (212,505)
Unrealized gain (loss) on interest rate swaps                                    243                     (119)
                                                                            --------                 --------

       Total Shareholders' Equity                                            425,059                  406,432
                                                                            --------                 --------

       Total Liabilities and Shareholders' Equity                           $965,887                 $893,254
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

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                                       For the Three Months Ended     For the Six Months Ended
                                                                  June 30,                    June 30,
                                                       --------------------------    -------------------------
                                                           2005         2004            2005           2004
                                                         -------      -------         --------       --------
Revenue:
    Room revenue                                         $83,137      $62,569         $155,056       $114,061
    Other hotel revenue                                    3,566        3,088            6,687          5,660
    Other revenue                                            119          109              225            208
                                                         -------      -------         --------       --------
         Total revenue                                    86,822       65,766          161,968        119,929

Operating expenses:
    Direct hotel expenses                                 47,476       36,236           88,912         67,625
    Other hotel expenses                                   2,702        2,301            5,132          4,272
    Depreciation                                          11,747        9,754           23,148         19,157
    Property taxes, rental expense and insurance           5,385        4,223           10,787          8,659
    General and administrative expenses:
       Non-cash stock-based compensation                     328          164              763            323
       Other general and administrative expenses           1,792        1,725            3,924          3,693
    Loss on impairment of hotels                           3,500            -            3,500              -
                                                         -------      -------         --------       --------
         Total operating expenses                         72,930       54,403          136,166        103,729
                                                         -------      -------         --------       --------

Operating income                                          13,892       11,363           25,802         16,200

Interest expense, net                                      8,721        7,154           16,899         13,894
                                                         -------      -------         --------       --------

Income (loss) from continuing operations
  before minority interests and income taxes               5,171        4,209            8,903          2,306
    Minority interests income (expense)                      (70)         (63)            (118)            44
    Deferred income tax benefit (expense)                      -            -                -              -
                                                         -------      -------         --------       --------
Income (loss) from continuing operations                   5,101        4,146            8,785          2,350

Discontinued operations:
    Gain (loss) on sale of hotel properties                    -            -                -           (320)
    Loss on impairment of hotels held for sale                 -            -                -              -
    Income (loss) from operations of discontinued
       operations                                             (1)         123              (31)            40
                                                         -------      -------         --------       --------
Income (loss) from discontinued operations                    (1)         123              (31)          (280)
                                                         -------      -------         --------       --------

Net income (loss)                                          5,100        4,269            8,754          2,070

Preferred stock dividends                                 (1,887)      (1,887)          (3,773)        (3,773)
                                                         -------      -------         --------       --------

Net income (loss) applicable to common shareholders      $ 3,213      $ 2,382         $  4,981       $ (1,703)
                                                         =======      =======         ========       ========

Net income (loss) per share data: Basic and diluted
  income (loss) per share:
    Continuing operations                                $  0.06      $  0.05         $   0.09       $  (0.03)
    Discontinued operations                                 0.00         0.00             0.00          (0.01)
                                                         -------      -------         --------       --------

Net income (loss) per common share                       $  0.06      $  0.05         $   0.09       $  (0.04)
                                                         =======      =======         ========       ========

Weighted average number of common
    shares outstanding, basic and diluted                 53,984       45,105           53,031         43,992
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

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                               For the Six Months Ended
                                                                                         June 30,
                                                                             ------------------------------
                                                                               2005                  2004
                                                                             --------              --------
Cash flows from operating activities:
Net income (loss)                                                            $  8,754              $  2,070
Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      (Gain) loss on sale of hotel properties                                       -                   320
      Loss on impairment of hotels                                              3,500                     -
      Depreciation                                                             23,148                19,157
      Amortization of loan costs and franchise fees                             1,375                   953
      Amortization of mortgage note premium                                      (697)                    -
      Non-cash stock-based compensation                                           763                   323
      Minority interests (income) expense                                         118                   (44)
       Changes in operating assets and liabilities:
         Accounts receivable                                                     (675)               (3,624)
         Deposits and other assets                                             (6,261)               (3,782)
         Accounts payable and accrued expenses                                  5,879                 5,358
         Other                                                                    (20)                  177
                                                                             --------              --------
              Net cash provided by (used in) operating activities              35,884                20,908
                                                                             --------              ---------

Cash flows from investing activities:
Improvements and additions to hotel properties                                (12,180)               (9,034)
Acquisition of hotel properties                                               (52,464)              (32,529)
Payments for franchise applications                                              (402)                 (275)
Proceeds from principal payments on notes receivable                                -                   289
Net proceeds from sale of hotel properties                                      3,849                 9,922
                                                                             --------              --------
             Net cash provided by (used in) investing activities              (61,197)              (31,627)
                                                                             --------              --------

Cash flows from financing activities:
Gross proceeds from public offering of common stock                            29,835                21,720
Payment of offering expenses                                                   (1,346)                 (359)
Distributions paid                                                            (18,888)              (15,142)
Redemption of partnership units                                                (4,106)                    -
Payments for loan costs                                                        (3,112)                 (892)
Proceeds from borrowings                                                      118,826                59,815
Payments on long-term debt                                                    (92,733)              (51,064)
                                                                             --------              --------
             Net cash provided by (used in) financing activities               28,476                14,078
                                                                             --------              --------

Net increase (decrease) in cash                                                 3,163                 3,359
Cash and cash equivalents at beginning of period                                6,991                 8,201
                                                                             --------              --------

Cash and cash equivalents at end of period                                   $ 10,154              $ 11,560
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

Six Months Ended June 30, 2005

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

During February 2005, we issued to one of our independent directors, 5,000 shares of restricted common stock at $11.12 per share under the 1994 Stock Incentive Plan.

During the six months ended June 30, 2005, we issued 10,501 shares of common stock at prices ranging from $10.86 to $12.72 per share to our independent directors in lieu of cash as compensation.

During the six months ended June 30, 2005, we issued 15,519 shares of common stock upon redemption of Partnership units.

During the three months ended June 30, 2005, we declared approximately $8.3 million in common stock and unit dividends. We paid these dividends on August 1, 2005. During the three months ended June 30, 2005, we declared approximately $1.3 million in preferred stock dividends. We paid these dividends on July 29, 2005.

During the six months ended June 30, 2005, we completed the purchase of eight hotels and assumed approximately $22.2 million in secured long-term debt, including approximately $2.5 million of a mortgage note premium. We also issued approximately $3.8 million in Partnership units in conjunction with these acquisitions.

Six Months Ended June 30, 2004

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

During the three months ended June 30, 2004, we declared approximately $6.1 million in common stock and unit dividends. We paid these dividends on August 2, 2004. During the three months ended June 30, 2004, we declared approximately $1.3 million in preferred stock dividends. We paid these dividends on July 30, 2004.

During the six months ended June 30, 2004, we completed the purchase of nine hotels and assumed approximately $40.0 million in secured long-term debt, including approximately $3.7 million of a mortgage note premium. We also issued approximately $1.3 million in Partnership units in conjunction with these acquisitions.

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

1.     Organization

       Equity Inns is a hotel real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at June 30, 2005 owned an approximate 97.5% interest in the Partnership.

       Our hotel properties are leased to our wholly-owned taxable REIT subsidiaries (the "TRS Lessees"). Our hotel properties are managed by independent third parties. At June 30, 2005, the independent managers of our hotels are as follows:
                                                        Number of Hotels
                                                        ----------------

              Interstate Hotels & Resorts, Inc.                47
              Hilton Hotels Corporation                        16
              Hyatt Corporation                                18
              McKibbon Hotel Group                             18
              Other (6)                                        18
                                                              ---

                                                              117

       Our management agreements with Hyatt, which purchased the AmeriSuites brand in January 2005 from the Blackstone Group, which purchased the brand from Prime Hospitality Corporation in October 2004, are structured to provide the TRS Lessees minimum net operating income at each of our 18 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of our 18 AmeriSuites hotels. As the manager, Hyatt's subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, as defined, to a maximum of 6.5% of gross hotel revenues. If the management fee calculation exceeds 6.5% of gross hotel revenue, Hyatt's subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Hyatt's subsidiaries are required to contribute the greater of a predetermined minimum return or the net operating income plus 25% of the shortfall between the threshold amount and the net operating income of the hotel. We record all shortfall contributions as a reduction of base management fees, which are included as a component of direct hotel expenses in our accompanying condensed consolidated statements of operations, when all contingencies related to such amounts have been resolved. In May 2003, we updated our current franchise contracts and management agreements with Hyatt's subsidiaries for all of our AmeriSuites hotels. The minimum net operating income guarantee agreements were not extended beyond their original terms and are set to expire in 2007 and 2008. Under the new agreements, we extended the existing franchise agreements to 2028 and the management agreements to 2010, as long as Hyatt continues to be in compliance with the minimum net operating income guarantees in the original agreements. For the three and six months

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------



1.     Organization, Continued

       ended June 30, 2005 and 2004, we recorded approximately $565,000 and $835,000, respectively, and $2.0 million and $2.5 million, respectively, in minimum income guarantees from Hyatt as a reduction of our base management fee expense in the accompanying condensed consolidated statements of operations. The management contracts for our remaining hotels have terms ranging from one to four years and generally provide for payment of management fees ranging from 1.5% to 3.0% of hotel revenues and an incentive fee consisting of a percentage of gross operating profits in excess of budget, as defined by the management agreements.

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

       Certain prior period amounts have been reclassified to conform to the current period presentation.

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

       We record maintenance and repairs expense as incurred, and major renewals and improvements are capitalized. Upon hotel disposition, both the asset and accumulated depreciation accounts are relieved, and the related gain or loss is credited or charged to the statement of operations.

       We record an impairment charge when we believe an investment in a hotel has been impaired such that future undiscounted cash flows would not recover the book basis of the hotel property, or the hotel is being held for sale. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby possibly requiring an impairment charge in the future. During the three and six months ended June 30, 2005, we recorded a $3.5 million non- cash impairment loss related to two hotels based on the estimated net realizable value of the hotels over their remaining estimated holding periods. Both hotels are approximately 20 years old.

       We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete their due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three and six months ended June 30, 2005 and 2004, we did not realize any losses on impairments of hotels held for sale. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

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

       Potential dilutive securities included in our calculation of diluted earnings per share include shares issuable upon exercise of stock options. The majority of the options to purchase shares of our common stock that were outstanding during the three and six months ended June 30, 2005 and 2004 were not included in the computation of diluted earnings per share because their effect would have been anti- dilutive.

       Stock-Based Compensation

       At June 30, 2005, we have two stock-based employee and director compensation plans. Prior to January 1, 2003, we accounted for these plans under the recognition and measurement provisions of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In December of 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We elected to adopt the recognition provisions of SFAS No. 123 under the prospective method as defined in SFAS No. 148 on January 1, 2003. Under the prospective method, we will apply the fair value based method of accounting for stock-based employee compensation prospectively to all awards granted, modified or settled beginning January 1, 2003. There were no

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------


2.     Summary of Significant Accounting Policies, Continued

       material grants, modifications or settlements of options to purchase shares of our common stock made during the three and six months ended June 30, 2005 and 2004.

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

       Concentration of Credit Risk

       At June 30, 2005, we owned over 5,000 hotel rooms or approximately 36% of our total hotel rooms in the South Atlantic region of the United States, which includes approximately 2,400 hotel rooms or approximately 17% of our total hotel rooms in the state of Florida.

3.     Investment in Hotel Properties

       During the six months ended June 30, 2005, we purchased eight hotels for approximately $78.4 million related to previously announced acquisitions. The hotels were purchased from several hotel developers. These hotels represent a combined 785 rooms and have an average age of approximately eight years. We funded these acquisitions primarily through $28.5 million in net cash proceeds from a March 2005 issuance of our common stock, the issuance of approximately 300,000 Partnership units valued at approximately $3.8 million, the assumption of approximately $22.2 million in secured long-term debt and approximately $23.9 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note premium of approximately $2.5 million to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------



3.     Investment in Hotel Properties, Continued

       The hotel acquisitions that we completed for the six months ended June 30, 2005 are as follows:


                Hotel                            Location                Rooms         Date Acquired
       -------------------------           -----------------------       -----         -------------
       Hilton Garden Inn                   Fort Myers, Florida            126          March 1, 2005
       Residence Inn by Marriott           Jacksonville, Florida           78          March 9, 2005
       Courtyard by Marriott               Bowling Green, Kentucky         93          April 29, 2005
       Courtyard by Marriott               Jacksonville, Florida           81          May 2, 2005
       Hampton Inn by Hilton               Orlando, Florida               170          June 1, 2005
       Residence Inn by Marriott           Sarasota, Florida               78          June 13, 2005
       Courtyard by Marriott               Sarasota, Florida               81          June 16, 2005
       Residence Inn by Marriott           Ft. Myers, Florida              78          June 16, 2005

       Based on our estimate of fair value, we allocated the purchase price of these hotels at June 30, 2005 as follows (in thousands):

              Land                                 $ 9,985
              Buildings and improvements            60,702
              Furniture and equipment                7,761
                                                   -------

                                                   $78,448
                                                   =======

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

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------



3.     Investment in Hotel Properties, Continued

       The following unaudited pro forma results are presented as if all acquisitions for the year ended December 31, 2004 and the six months ended June 30, 2005 had occurred on January 1, 2004 (in thousands, except per share data):


                                                        Three Months Ended               Six Months Ended
                                                             June 30,                        June 30,
                                                      ----------------------          ---------------------
                                                         2005         2004              2005         2004
                                                       -------       -------          --------     --------
       Revenues
         Equity Inns, as reported                      $86,822       $65,766          $161,968     $119,929
         Acquisitions                                    2,746        13,865             9,362       33,887
                                                       -------       -------          --------     --------

         Pro forma combined revenues                   $89,568       $79,631          $171,330     $153,816
                                                       =======       =======          ========     ========

       Net income (loss) applicable to
         common shareholders
         Equity Inns, as reported                      $ 3,213       $ 2,382          $  4,981     $ (1,703)
         Acquisitions                                      768         1,763             2,467        6,008
                                                       -------       -------         ---------     --------

         Pro forma combined net income (loss)          $ 3,981       $ 4,145          $  7,448     $  4,305
                                                       =======       =======          ========     ========

       Pro forma basic and diluted income (loss)
         per share                                     $  0.07       $  0.08          $   0.14     $   0.08
                                                       =======       =======          ========     ========

       Pro forma weighted average number of
         common shares outstanding - basic and
         diluted                                        53,984        53,956            53,814       53,729
                                                       =======       =======          ========     ========

       Note: These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had these acquisitions been completed on January 1, 2004, or of future results.

       During the six months ended June 30, 2005 and 2004, we invested approximately $12.2 million and $9.0 million, respectively, to fund capital improvements in our hotels, including replacement of carpets, drapes, furniture and equipment, renovation of common areas and improvements of hotel exteriors. We expect to fund an aggregate of approximately $25.0 million in 2005 for capital improvements. We intend to fund such improvements out of our cash flows from operations, current cash balances and borrowings under our Line of Credit.

       During the three and six months ended June 30, 2005, we recorded a $3.5 million non-cash impairment loss related to two hotels in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," based on the estimated net realizable value of the hotels over their remaining estimated holding periods. Both hotels are approximately 20 years old.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

3.     Investment in Hotel Properties, Continued

       During late 2004, we recorded a non-cash charge for impairment of approximately $1.9 million in accordance with SFAS No. 144, based on the estimated net realizable value of a hotel held for sale. This hotel was subsequently sold in January 2005 for its approximate carrying value of $3.8 million. The hotel sold was a 123-room Hampton Inn located in Birmingham, Alabama. The age of the hotel was approximately 18 years.

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

       During the six months ended June 30, 2004, we sold three hotels previously classified as held for sale for approximately $10.9 million, including approximately $9.1 million in cash (after selling costs of approximately $980,000) and an increase to an existing note receivable of $800,000. The hotels sold were a 97-room Hampton Inn located in Sarasota, Florida, a 122-room Hampton Inn located in Jacksonville, Florida, and a 141-room Comfort Inn located in Arlington, Texas. The average age of these hotels was approximately 17 years. We utilized the net proceeds from these dispositions to pay down existing long-term debt. In conjunction with these sales, we recorded a loss of approximately $320,000 as part of discontinued operations in the accompanying condensed consolidated statement of operations.

       We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete their due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three and six months ended June 30, 2005 and 2004, we did not realize any losses on impairments of hotels held for sale. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------


4.     Long-Term Debt

       The following details our debt outstanding at June 30, 2005 and December 31, 2004 (dollars in thousands):

                                    Principal Balance                                    Collateral   Net Book
                             -------------------------     Interest                        # of       Value at
                             6/30/05     12/31/04            Rate             Maturity    Hotels      12/31/04
                             --------    ---------    ------------------      --------   ----------   --------
     Bonds
     Class A                 $      -    $      -     6.83%        Fixed      Nov 2006
     Class B                   44,385      45,802     7.37%        Fixed      Dec 2015
     Class C                   10,000      10,000     7.58%        Fixed      Feb 2017
                             --------    --------
                               54,385      55,802                                            18       $ 98,167

   Line of Credit              52,800      72,000     LIBOR plus
                                                      Percentage   Variable   June 2008      25        218,863
   Mortgage                    88,396      89,318     8.37%        Fixed      July 2009      19        151,967
   Mortgage                    65,238      65,823     8.25%        Fixed      Nov 2010       16        101,659
   Mortgage                    33,803      34,089     8.25%        Fixed      Nov 2010        8         53,625
   Mortgage                    10,504      10,652     LIBOR plus
                                                      285 pts.     Variable   Aug 2008        1         14,656
   Mortgage                     2,759       2,811     6.00%        Fixed      May 2008        1          6,625
   Mortgage                     3,222       3,320     6.37%        Fixed      Nov 2016        1          7,783
   Mortgage                     6,227       6,276     8.70%        Fixed      Nov 2010        1         10,607
   Mortgage                     4,217       4,268     7.97%        Fixed      Oct 2007        1          7,180
   Mortgage                     5,196       5,258     7.97%        Fixed      Oct 2007        1          8,002
   Mortgage                     4,402       4,457     7.10%        Fixed      Sept 2008       1          9,020
   Mortgage                     3,743       3,787     8.04%        Fixed      Nov 2007        1          6,802
   Mortgage                     5,215       5,276     8.04%        Fixed      Nov 2007        1          7,861
   Mortgage                     3,127       3,160     9.375%       Fixed      April 2007      1          6,396
   Mortgage                     3,346       3,381     9.375%       Fixed      April 2007      1          6,599
   Mortgage                     5,085       5,145     8.04%        Fixed      Nov 2007        1          6,529
   Mortgage                     3,903       3,938     9.375%       Fixed      April 2007      1          7,338
   Mortgage                     3,819       3,854     9.05%        Fixed      May 2007        1          9,364
   Mortgage                     5,905       5,958     5.83%        Fixed      July 2014       1          9,502
   Mortgage                    39,949      40,508     5.64%        Fixed      Nov 2014        5         73,805
   Mortgage                     5,645       5,700     5.39%        Fixed      Dec 2014        1         10,763
   Mortgage                     3,148           -     9.02%        Fixed      June 2024       1              -
   Mortgage                     4,025           -     7.18%        Fixed      April 2023      1              -
   Mortgage                     4,802           -     7.10%        Fixed      Sept 2008       1              -
   Mortgage                     4,393           -     7.97%        Fixed      Oct 2007        1              -
   Mortgage                     3,340           -     7.97%        Fixed      Oct 2007        1              -
   Trust Preferred             50,000             -   6.93%        Fixed      June 2035       -            N/A
                             --------    --------                                          ----       --------
                              480,594     434,781                                           112       $833,113
                                                                                            ===       ========
   Unamortized Mortgage
     Note Premium               6,176       4,402
                             --------    --------
                             $486,770    $439,183
                             ========    ========


       We entered into an amended and restated Line of Credit in June 2005 for $125.0 million, subject to certain restrictions. The Line of Credit bears interest at LIBOR plus 1.62% to 3.0% per annum as determined by our quarterly leverage and the facility matures in June 2008 but may be extended at our option for an additional year. At June 30, 2005, the interest rate on our Line of Credit was LIBOR (3.33% at June 30, 2005) plus 1.62%. Fees ranging from .25% to .60% per annum, as determined by

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

4.     Long-Term Debt, Continued

       our ratio of total indebtedness to EBITDA, are paid quarterly on the unused portion of our Line of Credit. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a test for dividend payouts, a fixed charge test and a leverage test, among other covenants. At June 30, 2005, we were in compliance with all covenants required by our Line of Credit. This amended and restated Line of Credit replaced our existing $110.0 million Line of Credit.

       In June 2005, we issued $50.0 million in trust preferred securities in a private placement that will mature in June 2035. The trust preferred securities bear interest at 6.93% per annum for five years and thereafter float at LIBOR plus 2.85%. Interest on the trust preferred securities is due quarterly. We have the ability to prepay the trust preferred securities after June 2010 without penalty. We used the proceeds from the issuance of the trust preferred securities to repay outstanding borrowings under our Line of Credit.

       During the three and six months ended June 30, 2005, we incurred approximately $245,000 in fees associated with an unsecured debt offering that has been indefinitely postponed due to market conditions. These fees were expensed as a component of interest expense, net in the accompanying condensed consolidated statements of operations.

       Substantially all of our debt is secured by first mortgages on our hotels. At June 30, 2005, our debt has maturity dates that range from April 2007 to June 2035 with certain debt requiring annual principal payments and certain debt representing term maturities. The terms of our debt generally require prepayment penalties if repaid prior to maturity.

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

       Our Line of Credit has a stated borrowing capacity of $125.0 million. This capacity is further limited to a stated percentage of the appraised value of the assets pledged as collateral. At June 30, 2005, we had additional borrowing capacity of approximately $71.6 million under our Line of Credit.

5.     Interest Rate Swap Contracts

       In 2003, we entered into an interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2008. The agreement effectively fixes the interest rate on the first $25.0 million of floating rate debt outstanding under the Line of Credit at a rate of 3.875% per annum plus the interest rate spread on the Line of Credit, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

5.     Interest Rate Swap Contracts, Continued

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

6.     Comprehensive Income

       SFAS No. 130, "Reporting Comprehensive Income," requires the disclosure of the components included in comprehensive income (loss). For the six months ended June 30, 2005, we recorded comprehensive income of approximately $9.1 million, comprised of net income of approximately $8.7 million and the change in unrealized loss on our interest rate swaps of approximately $362,000.

7.     Income Taxes

       The components of our deferred income tax benefit (expense) related to our TRS Lessees for the three and six months ended June 30 are as follows (in thousands):


                                                        Three Months Ended            Six Months Ended
                                                             June 30,                     June 30,
                                                      ----------------------       ------------------------
                                                      2005              2004        2005              2004
                                                      ----              ----       ------            ------
              Deferred:
                  Federal                             $806              $666       $2,170            $2,086
                  State                                 70                57          186               179
                  Valuation allowance                 (876)             (723)      (2,356)           (2,265)
                                                      ----              ----       ------            ------

              Deferred income tax benefit
                  (expense), net                      $  -              $  -       $    -            $    -
                                                      ====              ====       ======            ======

       The deferred income tax benefit (expense) and related deferred tax asset was historically calculated using a statutory tax rate of 38% applied to the losses of our TRS Lessees. In 2003, we determined that a valuation allowance was necessary for the entire deferred income tax asset due to the continued softness in the lodging industry and the uncertainty associated with its future recovery. Additionally, we discontinued recording a deferred income tax benefit beginning in 2004. At June 30, 2005, we have a valuation allowance for a deferred income tax asset of approximately $23.3 million that is comprised of the tax effect of net operating loss carryforwards that will expire in years beginning after 2021.

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

       We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete their due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three and six months ended June 30, 2005 and 2004, we did not realize any losses on impairments of hotels held for sale. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

       During late 2004, we recorded a non-cash charge for impairment of approximately $1.9 million in accordance with SFAS No. 144, based on the estimated net realizable value of a hotel held for sale. This hotel was subsequently sold in January 2005 for its approximate carrying value of $3.8 million. The hotel sold was a 123-room Hampton Inn located in Birmingham, Alabama. The age of the hotel was approximately 18 years.

       During the six months ended June 30, 2004, we sold three hotels previously classified as held for sale for approximately $10.9 million, including approximately $9.1 million in cash (after selling costs of approximately $980,000) and an increase to an existing note receivable of $800,000. The hotels sold were a 97-room Hampton Inn located in Sarasota, Florida, a 122-room Hampton Inn located in

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------


8.     Discontinued Operations, Continued

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

       For all periods presented, the operations of all of our hotels classified as held for sale are included in the accompanying condensed consolidated statements of operations under the heading "Income (loss) from discontinued operations." The components of income (loss) from discontinued operations for the three and six months ended June 30 are shown below (in thousands):


                                                              Three Months Ended          Six Months Ended
                                                                    June 30,                  June 30,
                                                              -------------------         -----------------
                                                              2005           2004         2005        2004
                                                              ----           ----         ----       ------
       Revenue:
         Room revenue                                         $ -            $565         $ 93       $1,288
         Other hotel revenue                                    -              17            5           41

       Operating costs:
         Direct hotel expenses                                 (1)           (297)         (67)        (904)
         Other hotel expenses                                   -             (46)          (4)         (95)
         Depreciation                                           -             (88)           -         (176)
         Property taxes, rental expense
             and insurance                                      -             (25)         (58)         (88)
         Amortization of franchise fees                         -              (3)           -           (6)
         Interest                                               -               -            -          (20)
                                                              ---            ----         ----       ------

         Income (loss) from operations of
             discontinued operations                           (1)            123          (31)          40

         Gain (loss) on sale of hotel properties                -               -            -            -
         Loss on impairment of hotels held for sale             -               -            -            -
                                                              ---            ----         ----       ------

                 Income (loss) from discontinued
                 operations                                   $(1)           $123         $(31)      $   40
                                                              ===            ====         ====       ======


9.       Commitments and Contingencies

         At June 30, 2005, all of our hotels are operated under franchise agreements and are licensed as Hampton Inn (49), AmeriSuites (18), Residence Inn (20), Homewood Suites (9), Courtyard by Marriott (11), Holiday Inn (4), Comfort Inn (2), Hilton Garden Inn (2), Hampton Inn & Suites (1) and SpringHill Suites (1). The TRS Lessees hold the franchise licenses for our hotels. The franchise agreements generally require the payment of fees based on a percentage of hotel room revenue.

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

         We are obligated to pay the costs of real estate and personal property taxes and to maintain underground utilities and structural elements of our hotels. In addition, we are obligated to fund the cost of periodic repair and the replacement and refurbishment of furniture, fixtures and equipment in our hotels. We also may be required by our franchisors to fund certain capital improvements to our hotels, which we fund from borrowings under our Line of Credit, operating cash flows, or the room renovation accounts. For the six months ended June 30, 2005 and 2004, capital improvements of approximately $12.2 million and $9.0 million, respectively, were made to our hotels.

         We maintain agreements with certain senior officers that provide for severance payments in the event of a change in control of Equity Inns. At June 30, 2005, the maximum amount of cash compensation that would be payable under all agreements, if a change of control occurred, would be approximately $8.0 million. Additionally, vesting of certain restricted stock held by our senior officers would accelerate under a change of control.

         We are also involved in various legal actions arising in the ordinary course of business. We do not believe that any of the pending actions will have a material adverse effect on our business, financial condition or results of operations.

10.      Capital Stock

         On March 4, 2005, we completed an offering of approximately 2.7 million shares of common stock for net proceeds of approximately $28.5 million. The proceeds were used for identified acquisitions and to repay indebtedness under our Line of Credit.

11.      Recent Accounting Pronouncements

         In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment," which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by APB Opinion No. 25 and required by the SEC. Although we have not yet completed our assessment of adopting SFAS No. 123R, we do not believe that such adoption will significantly affect our earnings, financial position or cash flows.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

12.      Subsequent Events

         On July 1, 2005, we completed the acquisition of a 127-room Hampton Inn & Suites hotel located in Nashville, Tennessee, for approximately $10.0 million, including the assumption of approximately $5.6 million in secured long-term debt.

         On July 28, 2005, we completed the sale of a 119-room Hampton Inn located in Louisville, Kentucky, for approximately $3.0 million in cash, resulting in a gain of approximately $700,000. This hotel was approximately 19 years old. We utilized the net proceeds from this disposition to pay down existing long-term debt. The held for sale criteria, as discussed in Note 2, were not met until mid-July 2005. As such, the hotel was not classified as held for sale in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2005. The operating results and gain on sale of hotel will be reclassified to discontinued operations in future periods.

         On August 8, 2005, we completed the sale of a 117-room Hampton Inn located in Memphis, Tennessee. During the three and six months ended June 30, 2005, we recorded a charge for impairment of approximately $1.4 million based on the estimated net realizable value of the hotel (Note 2). The hotel was sold for its approximate carrying value of $2.0 million. This hotel was approximately 20 years old. We utilized the net proceeds from this disposition to pay down existing long-term debt. The held for sale criteria, as discussed in Note 2, were not met until mid-July 2005. As such, the hotel was not classified as held for sale in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2005. The operating results and charge for impairment related to this hotel will be reclassified to discontinued operations in future periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, "may", "believes", "estimates", "projects", "plans", "intends", "will", "anticipates", "expects" and words of similar import. Such forward- looking statements relate to future events, the future financial performance of our Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following: the ability of the Company to cope with domestic economic and political disruption and Federal and state governmental regulations or war, terrorism, states of emergency or similar activities; risks associated with debt financing; risks associated with the hotel and hospitality industry; the ability of the Company to successfully implement our operating strategy; availability of capital; changes in economic cycles; competition from other hospitality companies; and changes in the laws and government regulations applicable to us. Readers should specifically consider the various factors identified, or incorporated by reference into this report including, but not limited to those discussed in our Current Report on Form 8-K filed March 16, 2005, and in any other documents filed by us with the Securities and Exchange Commission that could cause actual results to differ from those implied by the forward-looking statements. We undertake no obligation and do not intend to publicly update or revise any forward-looking statements contained herein to reflect future events or developments, whether as a result of new information, future events or otherwise.

BACKGROUND

Equity Inns is a Memphis-based, self-advised hotel real estate investment trust ("REIT") primarily focused on the upscale extended stay, all-suite, midscale limited service and full service segments of the hotel industry. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at June 30, 2005 owned an approximate 97.5% interest in the Partnership. The Partnership and its affiliates lease all of our hotels to wholly-owned taxable REIT subsidiaries of the Company (the "TRS Lessees").

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

At June 30, 2005, we owned 117 hotel properties with a total of 14,170 rooms located in 34 states. In order to qualify as a REIT, we cannot operate hotels. Therefore, our hotels are leased to our TRS Lessees and are managed by unrelated third parties. By maintaining these leases through our TRS Lessees, we realize the economic benefits and risks of operating these hotels and report all hotel revenues and expenses in the accompanying condensed consolidated statements of operations.

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

The diversity of our portfolio is such that, at June 30, 2005, no individual hotel exceeded 1.8% of the total rooms in the portfolio. Our geographical distribution and franchise diversity is illustrated by the following charts:

                                 Brand Diversity

                                                                     Number of              Number of
           Brand Affiliation                                     Hotel Properties         Rooms/Suites
           -----------------                                     ----------------         ------------
           Midscale Limited Service Hotels:
                Hampton Inn (1)                                         49                    6,159
                Comfort Inn (4)                                          1                      104
                                                                       ---                   ------
                     Sub-total                                          50                    6,263

           All-Suite Hotels:
                AmeriSuites (3)                                         18                    2,291
                Hampton Inn & Suites (1)                                 1                      161
                SpringHill Suites (2)                                    1                       88
                                                                       ---                   ------
                     Sub-total                                          20                    2,540

           Upscale Extended Stay Hotels:
                Residence Inn (2)                                       20                    2,063
                Homewood Suites (1)                                      9                    1,295
                                                                       ---                   ------
                     Sub-total                                          29                    3,358

           Full Service Hotels:
                Courtyard (2)                                           11                    1,037
                Hilton Garden Inn (1)                                    2                      238
                Comfort Inn (4)                                          1                      177
                Holiday Inn (5)                                          4                      557
                                                                       ---                   ------
                     Sub-total                                          18                    2,009
                                                                       ---                   ------

                            Total                                      117                   14,170
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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



We believe that geographic diversity helps to limit our exposure to any one market. The following table illustrates our geographic presence by the number of rooms at June 30, 2005:

                  Region
                  ------

                  East North Central                  13.3%
                  East South Central                  13.7%
                  Middle Atlantic                      5.8%
                  Mountain                             9.1%
                  New England                          4.3%
                  Pacific Northwest                    2.3%
                  South Atlantic                      35.7%
                  West North Central                   5.9%
                  West South Central                   9.9%

Our hotel portfolio includes upscale extended stay hotels, all-suite hotels, midscale limited service hotels and full service hotels. This array of product offerings coupled with a property mix that is spread between suburban and urban locations helps to insulate us from various economic climates, including a depressed business travel climate.

The following table sets forth certain information for the three months ended June 30, 2005 and 2004 with respect to our hotels:


                                           Three Months Ended June 30, 2005 (1) Three Months  Ended June 30, 2004 (1)
                                           ------------------------------------ -------------------------------------
                                                                    Revenue                              Revenue
                      Number    Number                   Average     Per                     Average      Per
                       of        of                       Daily    Available                  Daily     Available
Brand                 Hotels    Rooms      Occupancy      Rate     Room (2)     Occupancy     Rate      Room (2)
-----                --------  -------     ---------    --------   --------     ---------    --------   --------

Hampton Inn             49      6,159        74.0%       $80.62      $59.67       67.9%      $74.65      $50.70
AmeriSuites             18      2,291        70.2%       $79.10      $55.55       71.1%      $72.33      $51.43
Residence Inn           20      2,063        80.6%       $99.72      $80.37       81.8%      $91.50      $74.88
Homewood Suites          9      1,295        82.7%      $109.45      $90.52       80.9%     $104.28      $84.36
Courtyard               11      1,037        84.1%       $94.07      $79.13       80.7%      $89.67      $72.32
Holiday Inn              4        557        67.4%       $69.83      $47.05       65.9%      $69.97      $46.12
Comfort Inn              2        281        67.4%      $100.72      $67.89       76.2%      $89.23      $67.95
Hilton Garden Inn        2        238        76.1%      $150.78      $80.45       71.4%      $95.72      $68.35
Hampton Inn & Suites     1        161        80.3%       $99.73      $80.07       76.7%      $88.31      $67.75
SpringHill Suites        1         88        81.3%       $89.52      $72.77       79.4%      $82.22      $65.27
                       ---     ------        -----       ------      ------       -----      ------      ------

                       117     14,170        75.7%       $88.14      $66.72       72.9%      $82.03      $59.83
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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



Over 95% of our hotel portfolio is comprised of the following leading franchise brands: Homewood Suites, Hilton Garden Inn, Hampton Inn & Suites and Hampton Inn by Hilton, Residence Inn, Courtyard and SpringHill Suites by Marriott and AmeriSuites by Hyatt. We believe that multiple brands at the midscale, upscale extended stay and all-suite levels help to insulate our asset portfolio against the volatility of individual brand results relative to industry revenue per available room ("RevPAR") performance. Descriptions of each of our significant brands are as follows:

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

Over 95% of our hotels are branded by Marriott, Hilton and Hyatt, which provide national marketing support and frequent stay programs that continue to drive additional revenue. We believe that better brands generate RevPAR premiums over their peers and focusing on these premium brands is another factor in our strategy to limit risk in the volatility of our hotel portfolio.

In order to qualify as a REIT, we cannot operate hotels and, consequently, we outsource the management of our hotels to leading independent management companies. By utilizing third-party managers with relatively short-term contracts that provide for strong operating incentive management fees, we believe that we have better control over the operating results of our hotels. At June 30, 2005, our hotel managers are as follows:

                                                          Number of Hotels
                                                          ----------------

           Interstate Hotels & Resorts, Inc.                    47
           Hilton Hotels Corporation                            16
           Hyatt Corporation                                    18
           McKibbon Hotel Group                                 18
           Other (6)                                            18
                                                               ---

                                                               117
                                                               ===

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

RESULTS OF OPERATIONS


                                  For the Three Months Ended June 30,        For the Six Months Ended June 30,
                               ---------------------------------------      -----------------------------------
(in thousands)                   2005        %        2004         %          2005       %       2004       %
                               -------     -----    -------      -----      --------   -----   --------   -----

Hotel revenues                 $86,703      99.9    $65,657       99.8      $161,743    99.9   $119,721    99.8
Other revenue                      119        .1        109         .2           225      .1        208      .2
                               -------     -----    -------      -----      --------   -----   --------   -----

Total revenues                  86,822     100.0     65,766      100.0       161,968   100.0    119,929   100.0

Hotel expenses                  50,178      57.8     38,537       58.6        94,044    58.0     71,897    60.0
Depreciation                    11,747      13.5      9,754       14.8        23,148    14.3     19,157    16.0
Property taxes, rental
   expense and insurance         5,385       6.2      4,223        6.4        10,787     6.7      8,659     7.2
General and
   administrative                2,120       2.4      1,889        2.9         4,687     2.9      4,016     3.4
Loss on impairment of
   hotels                        3,500       4.0            -        -         3,500     2.2          -       -
                               -------     -----    -------      -----      --------   -----   --------   -----

Operating income               $13,892      16.1    $11,363       17.3      $ 25,802    15.9   $ 16,200    13.4
                               =======     =====    =======      =====      ========   =====   ========   =====


Comparison of the Company's operating results for the three months ended June 30, 2005 and 2004.

Revenues

Hotel revenues of approximately $86.7 million in 2005 increased approximately $21.0 million, or 32.0%, as compared to approximately $65.7 million in 2004. After eliminating net revenues of approximately $14.5 million related to our hotel acquisitions for 2005 and 2004, our same-store hotel revenues increased by approximately $6.6 million in 2005 as compared to 2004. This increase was primarily due to a same-store RevPAR increase of 11.1%, driven by a 6.7% increase in our ADR from $79.91 to $85.26, and an increase of 300 basis points in occupancy to 74.6%.

Other revenue of $119,000 in 2005 was relatively flat as compared to 2004.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


Operating Expenses

Hotel expenses of approximately $50.2 million in 2005 increased approximately $11.7 million, or 30.4%, as compared to approximately $38.5 million in 2004. After eliminating net expenses of approximately $7.9 million related to our hotel acquisitions for 2005 and 2004, our same-store hotel expenses increased by approximately $3.7 million in 2005 as compared to 2004. This increase was primarily due to an increase in payroll and related benefits of approximately $740,000, an increase in franchise fees, management fees and loyalty programs of approximately $1.3 million, an increase in expense of approximately $410,000 related to enhanced complimentary hot breakfasts, an increase in travel agent commissions and credit card fees of approximately $390,000, an increase in maintenance costs of approximately $195,000 and an increase in utility costs of approximately $250,000. Hotel expenses as a percentage of hotel revenues were 57.8% in 2005 and 58.6% in 2004.

Depreciation expense of approximately $11.7 million in 2005 increased approximately $1.9 million, or 19.4%, as compared to approximately $9.8 million in 2004, primarily due to an increase in depreciation expense related to our hotel acquisitions.

Property taxes, rental expense and insurance of approximately $5.4 million in 2005 increased approximately $1.2 million, or 28.6%, as compared to approximately $4.2 million in 2004, primarily due to a net increase in property taxes, rental expense and insurance of approximately $820,000 related to our hotel acquisitions and an increase in same-store property taxes, rental expense and insurance of approximately $340,000.

General and administrative expenses of approximately $2.1 million in 2005 increased approximately $200,000, or 10.5%, as compared to $1.9 million in 2004, primarily due to an increase of approximately $165,000 in non- cash stock-based compensation, an increase of approximately $285,000 in payroll and related benefits, partially offset by a decrease in franchise taxes and professional fees of approximately $225,000.

Loss on impairment of hotels of approximately $3.5 million in 2005 relates to a non-cash impairment charge for two hotels based on the estimated net realizable value of the hotels over their remaining estimated holding periods. Both hotels are approximately 20 years old.

Operating Income

For 2005, we recorded operating income of approximately $13.9 million as compared to operating income of approximately $11.4 million in 2004. The principal components of the change in operating income for 2005 as compared to 2004 was an increase in same-store revenues of approximately $6.6 million, an increase in operating income related to our hotel acquisitions of approximately $3.6 million, partially offset by an increase in same-store hotel expenses of approximately $3.7 million, an increase in same-store property taxes, rental expense and insurance of approximately $340,000, an increase in general and administrative expenses of approximately $200,000 and an impairment loss of approximately $3.5 million.

Comparison of the Company's operating results for the six months ended June 30, 2005 and 2004.

Revenues

Hotel revenues of approximately $161.7 million in 2005 increased approximately $42.0 million, or 35.1%, as compared to approximately $119.7 million in 2004. After eliminating net revenues of approximately $31.1

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

million related to our hotel acquisitions for 2005 and 2004, our same-store hotel revenues increased by approximately $10.9 million in 2005 as compared to 2004. This increase was primarily due to a same-store RevPAR increase of 10.6%, driven by a 6.4% increase in our ADR from $78.63 to $83.66, and an increase of 260 basis points in occupancy to 69.8%.

Other revenue of $225,000 in 2005 was relatively flat as compared to 2004.

Operating Expenses

Hotel expenses of approximately $94.0 million in 2005 increased approximately $22.1 million, or 30.7%, as compared to approximately $71.9 million in 2004. After eliminating net expenses of approximately $15.7 million related to our hotel acquisitions for 2005 and 2004, our same-store hotel expenses increased by approximately $6.4 million in 2005 as compared to 2004. This increase was primarily due to an increase in payroll and related benefits of approximately $1.4 million, an increase in franchise fees, management fees and loyalty programs of approximately $2.2 million, an increase in expense of approximately $780,000 related to enhanced complimentary hot breakfasts, an increase in travel agent commissions and credit card fees of approximately $620,000, an increase in maintenance costs of approximately $315,000 and an increase in utility costs of approximately $560,000. Hotel expenses as a percentage of hotel revenues were 58.1% in 2005 and 60.1% in 2004.

Depreciation expense of approximately $23.1 million in 2005 increased approximately $3.9 million, or 20.3%, as compared to approximately $19.2 million in 2004, primarily due to an increase in depreciation expense related to our hotel acquisitions.

Property taxes, rental expense and insurance of approximately $10.8 million in 2005 increased approximately $2.1 million, or 24.1%, as compared to approximately $8.7 million in 2004, primarily due to an increase in property taxes, rental expense and insurance of approximately $1.6 million related to our hotel acquisitions and an increase in same-store property taxes, rental expense and insurance of approximately $510,000.

General and administrative expenses of approximately $4.7 million in 2005 increased approximately $700,000, or 17.5%, as compared to $4.0 million in 2004, primarily due to an increase of approximately $440,000 in non- cash stock-based compensation, an increase of approximately $470,000 in payroll and related benefits, partially offset by decreases in franchise taxes and professional fees of approximately $165,000 and severance and relocation expenses of approximately $155,000.

Loss on impairment of hotels of approximately $3.5 million in 2005 relates to a non-cash impairment charge for two hotels based on the estimated net realizable value of the hotels over their remaining estimated holding periods. Both hotels are approximately 20 years old.

Operating Income

For 2005, we recorded operating income of approximately $25.8 million as compared to operating income of approximately $16.2 million in 2004. The principal components of the change in operating income for 2005 as compared to 2004 was an increase in same-store revenues of approximately $10.9 million, an increase in operating income related to our hotel acquisitions of approximately $9.5 million, partially offset by an increase in same-store hotel expenses of approximately $6.4 million, an increase in same-store property taxes, rental expense and insurance of approximately $510,000 and an increase in general and administrative expenses of approximately $700,000 and an impairment loss of approximately $3.5 million.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


LIQUIDITY AND CAPITAL RESOURCES

Equity Inns' principal source of cash to meet our operating requirements, including distributions to our shareholders and repayments of indebtedness, is from our hotels' results of operations. For the six months ended June 30, 2005, net cash flows provided by our operating activities were approximately $35.9 million. We currently expect that our operating cash flows will be sufficient to fund our continuing operations, including our required debt service obligations and distributions to shareholders required to maintain our REIT status. We expect to fund any short-term liquidity requirements above our operating cash flows through short- term borrowings under our Line of Credit. In June 2005, we entered into an amended and restated Line of Credit for $125.0 million, subject to certain restrictions. Borrowings under our Line of Credit bear interest at LIBOR plus 1.62% to 3.0% per annum as determined by our quarterly leverage, and this new facility matures in June 2008 but may be extended at our option for an additional year. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a test for dividend payouts, a fixed charge test and a leverage test, among other covenants. At June 30, 2005, we were in compliance with all covenants required by our Line of Credit. At June 30, 2005, we had the ability to borrow an additional $71.6 million under our Line of Credit. This amended and restated Line of Credit replaced our existing $110.0 million Line of Credit. Additionally, at June 30, 2005, we had approximately $10.2 million of cash and cash equivalents.

We may make additional investments in hotel properties and may incur indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Internal Revenue Code of 1986 to the extent that working capital and cash flows from our investments are insufficient to make such distributions. Our Board has adopted a policy limiting aggregate indebtedness to 45% of our investment in hotel properties, at cost, after giving effect to our use of proceeds from any indebtedness. This policy may be amended at any time by the Board without shareholder vote. Our consolidated indebtedness was 40.6% of our investment in hotels, at original cost, at June 30, 2005.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

The following details our debt outstanding at June 30, 2005 and December 31, 2004 (dollars in thousands):


                               Principal Balance                                          Collateral   Net Book
                             --------------------           Interest                         # of      Value at
                             6/30/05     12/31/04             Rate            Maturity      Hotels     12/31/04
                             --------    --------     ------------------      --------    ----------   --------
   Commercial Mortgage
     Bonds
     Class A                 $      -    $      -     6.83%        Fixed      Nov 2006
     Class B                   44,385      45,802     7.37%        Fixed      Dec 2015
     Class C                   10,000      10,000     7.58%        Fixed      Feb 2017
                             --------    --------
                               54,385      55,802                                            18        $ 98,167

   Line of Credit              52,800      72,000     LIBOR plus
                                                      Percentage   Variable   June 2008      25         218,863
   Mortgage                    88,396      89,318     8.37%        Fixed      July 2009      19         151,967
   Mortgage                    65,238      65,823     8.25%        Fixed      Nov 2010       16         101,659
   Mortgage                    33,803      34,089     8.25%        Fixed      Nov 2010        8          53,625
   Mortgage                    10,504      10,652     LIBOR plus
                                                      285 pts.     Variable   Aug 2008        1          14,656
   Mortgage                     2,759       2,811     6.00%        Fixed      May 2008        1           6,625
   Mortgage                     3,222       3,320     6.37%        Fixed      Nov 2016        1           7,783
   Mortgage                     6,227       6,276     8.70%        Fixed      Nov 2010        1          10,607
   Mortgage                     4,217       4,268     7.97%        Fixed      Oct 2007        1           7,180
   Mortgage                     5,196       5,258     7.97%        Fixed      Oct 2007        1           8,002
   Mortgage                     4,402       4,457     7.10%        Fixed      Sept 2008       1           9,020
   Mortgage                     3,743       3,787     8.04%        Fixed      Nov 2007        1           6,802
   Mortgage                     5,215       5,276     8.04%        Fixed      Nov 2007        1           7,861
   Mortgage                     3,127       3,160     9.375%       Fixed      April 2007      1           6,396
   Mortgage                     3,346       3,381     9.375%       Fixed      April 2007      1           6,599
   Mortgage                     5,085       5,145     8.04%        Fixed      Nov 2007        1           6,529
   Mortgage                     3,903       3,938     9.375%       Fixed      April 2007      1           7,338
   Mortgage                     3,819       3,854     9.05%        Fixed      May 2007        1           9,364
   Mortgage                     5,905       5,958     5.83%        Fixed      July 2014       1           9,502
   Mortgage                    39,949      40,508     5.64%        Fixed      Nov 2014        5          73,805
   Mortgage                     5,645       5,700     5.39%        Fixed      Dec 2014        1          10,763
   Mortgage                     3,148           -     9.02%        Fixed      June 2024       1               -
   Mortgage                     4,025           -     7.18%        Fixed      April 2023      1               -
   Mortgage                     4,802           -     7.10%        Fixed      Sept 2008       1               -
   Mortgage                     4,393           -     7.97%        Fixed      Oct 2007        1               -
   Mortgage                     3,340           -     7.97%        Fixed      Oct 2007        1               -
   Trust Preferred             50,000             -   6.93%        Fixed      June 2035       -             N/A
                             --------    --------                                           ---        --------
                              480,594     434,781                                           112        $833,113
                                                                                            ===        ========
   Unamortized Mortgage
     Note Premium               6,176       4,402
                             --------    --------
                             $486,770    $439,183
                             ========    ========

For the six months ended June 30, 2005 and 2004, interest expense, net of approximately $16.9 million in 2005 increased approximately $3.0 million, or 21.6%, as compared to approximately $13.9 million in 2004. This increase was primarily due to an increase in average borrowings from $345.3 million to $446.3 million related to borrowings for our hotel acquisitions, partially offset by a reduction in the weighted average interest rate from 7.73% to 7.09%. At June 30, 2005, our debt maturities have an average life of 7.4 years and a weighted average interest rate of 6.91%.

In June 2005, we issued $50.0 million in trust preferred securities in a private placement that will mature in June 2035. The trust preferred securities bear interest at 6.93% per annum for five years and then float thereafter at LIBOR plus 2.85%. Interest on the trust preferred securities is due quarterly. We have the ability to prepay the trust preferred securities after June 2010 without penalty. We used the proceeds from the issuance of the trust preferred securities to repay outstanding borrowings under our Line of Credit.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


During the three and six months ended June 30, 2005, we incurred approximately $245,000 in fees associated with an unsecured debt offering that has been indefinitely postponed due to market conditions. These fees were recorded as a component of interest expense, net in the accompanying condensed consolidated statements of operations.

During the six months ended June 30, 2005, we purchased eight hotels for approximately $78.4 million related to previously announced acquisitions. The hotels were purchased from several hotel developers. These hotels represent a combined 785 rooms and have an average age of approximately eight years. We funded these acquisitions primarily through $28.5 million in net cash proceeds from a March 2005 issuance of our common stock, the issuance of approximately 300,000 Partnership units valued at approximately $3.8 million, the assumption of approximately $22.2 million in secured long-term debt and approximately $23.9 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note premium of approximately $2.5 million to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

During the six months ended June 30, 2005, we sold one hotel for approximately $3.8 million. We utilized the net proceeds to pay down existing long-term debt.

For the six months ended June 30, 2005, we invested approximately $12.2 million to fund capital improvements in our hotels, including replacement of carpets, drapes, furniture and equipment, renovation of common areas and improvements of hotel exteriors. We expect to fund an aggregate of approximately $25.0 million in 2005 for capital improvements, with approximately $13.0 million representing major refurbishment projects to six hotels. We intend to fund such improvements out of our cash flows from operations, current cash balances and borrowings under our Line of Credit. Under our franchise agreements, we are periodically required to make capital improvements in order to maintain our brand standards. Additionally, under certain of our loan covenants, we are generally obligated to fund 4% of total hotel revenues per quarter on a cumulative basis, to a separate room renovation account for replacement of furniture, fixtures and equipment, maintenance, and capital improvements for our hotels. For 2005, we expect that amounts expended will exceed, in the aggregate, the amounts required under our loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts. We currently have one lender that could require us to deposit approximately $1.0 million into an escrow account, but the lender has thus far decided not to trigger the escrow funding based on our future capital improvement plans for the individual hotels.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


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

In 2003, we entered into an interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2008. The agreement effectively fixes the interest rate on the first $25.0 million of floating rate debt outstanding under our Line of Credit at a rate of 3.875% per annum plus the interest rate spread on our Line of Credit, or 5.50% at June 30, 2005, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

In 2003, we entered into an additional interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2006. The agreement effectively fixes the interest rate on the second $25.0 million of floating rate debt outstanding under our Line of Credit at a rate of 3.22% per annum plus the interest rate spread on our Line of Credit, or 4.84% at June 30, 2005, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

REITs are subject to a number of organizational and operational requirements. For example, for federal income tax purposes, we are required to pay distributions of at least 90% of our taxable income to shareholders. We intend to pay these distributions from operating cash flows. During the six months ended June 30, 2005, our Partnership distributed an aggregate of approximately $15.1 million to its limited partners, or $.28 per unit per quarter (including approximately $14.7 million of distributions to the Company to fund distributions to our shareholders of $.28 per share per quarter). Additionally, during the six months ended June 30, 2005, we distributed approximately $3.8 million in dividends related to our 8.75% Series B preferred stock. We expect to make future quarterly distributions to our shareholders. The amount of our future distributions will be based upon quarterly operating results, economic conditions, capital requirements, the Internal Revenue Code's annual distribution requirements, leverage restrictions imposed by our Line of Credit and other factors which our Board deems relevant.

We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional debt and equity securities of the Company, or, in connection with acquisitions of hotel properties, the issuance of Partnership units. Under our Partnership's limited partnership agreement, subject to certain holding period requirements, holders of units in our Partnership have the right to require the Partnership to redeem their units. During the

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



six months ended June 30, 2005, approximately 340,000 units were tendered for redemption. Under the Partnership agreement, we have the option to redeem units tendered for redemption on a one-for-one basis for shares of common stock or for an equivalent amount of cash. We redeemed approximately 325,000 units for cash and approximately 15,000 units using our common stock.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



The following reconciliation of net income applicable to common shareholders to FFO, illustrates the difference in these measures of operating performance (in thousands):


                                                     For the Three Months Ended       For the Six Months Ended
                                                              June 30,                       June 30,
                                                     --------------------------       ------------------------
                                                        2005           2004             2005           2004
                                                       -------       -------           -------        -------
Net income (loss) applicable to common
    shareholders                                       $ 3,213       $ 2,382           $ 4,981        $(1,703)

Add (subtract):
    (Gain) loss on sale of hotel properties                  -             -                 -            320
    Minority interests (income) expense                     70            63               118            (44)
    Depreciation                                        11,747         9,754            23,148         19,157
    Depreciation from discontinued operations                -            88                 -            176
                                                       -------       -------           -------        -------

Funds From Operations (FFO) (1)                        $15,030       $12,287           $28,247        $17,906
                                                       =======       =======           =======        =======

Weighted average number of diluted common
    shares and Partnership units outstanding            55,406        46,269            54,460         45,134
                                                      ========      ========           =======        =======

(1) For the three and six months ended June 30, 2005, FFO includes (i) approximately $245,000 in fees associated with an unsecured debt offering that has been indefinitely postponed due to market conditions, and (ii) a $3.5 million non-cash impairment loss related to two hotels.

MANAGEMENT CONTRACTS

Our management agreements with Hyatt, which purchased the AmeriSuites brand in January 2005 from the Blackstone Group, which purchased the brand from Prime Hospitality Corporation in October 2004, are structured to provide the TRS Lessees minimum net operating income at each of our 18 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of our 18 AmeriSuites hotels. As the manager, Hyatt's subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, as defined, to a maximum of 6.5% of gross hotel revenues. If the management fee calculation exceeds 6.5% of gross hotel revenue, Hyatt's subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Hyatt's subsidiaries are required to contribute the greater of a predetermined minimum return or the net operating income plus 25% of the shortfall between the threshold amount and the net operating income of the hotel. We record all shortfall contributions as a reduction of base management fees, which are included as a component of direct hotel expenses in our accompanying condensed consolidated statements of operations, when all contingencies related to such amounts have been resolved. In May 2003, we updated our current franchise contracts and management agreements with Hyatt's subsidiaries for all of our AmeriSuites hotels. The minimum net operating income guarantee agreements were not extended beyond their original terms and are set to expire in 2007 and 2008. Under the new agreements, we extended the existing franchise agreements to 2028 and the management agreements to 2010, as long as Hyatt continues to be in compliance with the minimum net operating income guarantees in the original agreements. For the three and six months ended June 30, 2005 and 2004, we recorded approximately $565,000 and $835,000, respectively, and $2.0 million and $2.5 million, respectively, in minimum income guarantees from Hyatt as a reduction of our base management fee expense in the accompanying condensed consolidated statements of operations.

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

     Investment in Hotel Properties

     We record an impairment charge when we believe an investment in a hotel has been impaired such that future undiscounted cash flows would not recover the book basis of the hotel property, or the hotel is being held for sale. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby possibly requiring an impairment charge in the future. During the three and six months ended June 30, 2005, we recorded a $3.5 million non-cash impairment loss related to two hotels in accordance with SFAS No. 144, based on the estimated net realizable value of the hotels over their remaining estimated holding periods. Both hotels are approximately 20 years old.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued




     We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete their due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three and six months ended June 30, 2005 and 2004, we did not realize any losses on impairments of hotels held for sale. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

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

OTHER DEVELOPMENTS

Acquisitions

During the six months ended June 30, 2005, we purchased eight hotels for approximately $78.4 million related to previously announced acquisitions. The hotels were purchased from several hotel developers. These hotels represent a combined 785 rooms and have an average age of approximately eight years. We funded these acquisitions primarily through $28.5 million in net cash proceeds from a March 2005 issuance of our common stock, the issuance of approximately 300,000 Partnership units valued at approximately $3.8 million, the assumption of approximately $22.2 million in secured long-term debt and approximately $23.9 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note premium of approximately $2.5 million to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



The hotel acquisitions that we completed for the six months ended June 30, 2005 are as follows:


                Hotel                             Location                  Rooms       Date Acquired
       -------------------------           -----------------------          -----       -------------
       Hilton Garden Inn                   Fort Myers, Florida                126       March 1, 2005
       Residence Inn by Marriott           Jacksonville, Florida               78       March 9, 2005
       Courtyard by Marriott               Bowling Green, Kentucky             93       April 29, 2005
       Courtyard by Marriott               Jacksonville, Florida               81       May 2, 2005
       Hampton Inn by Hilton               Orlando, Florida                   170       June 1, 2005
       Residence Inn by Marriott           Sarasota, Florida                   78       June 13, 2005
       Courtyard by Marriott               Sarasota, Florida                   81       June 16, 2005
       Residence Inn by Marriott           Ft. Myers, Florida                  78       June 16, 2005

Common Stock Offering

On March 4, 2005, we completed an offering of approximately 2.7 million shares of common stock for net proceeds of approximately $28.5 million. The proceeds were used for identified acquisitions and to repay indebtedness under our Line of Credit.

Hotel Development

We may develop a 200-room, full service Marriott hotel in Sandy, Utah, a suburb of Salt Lake City, Utah. We estimate that the development cost of this hotel would be approximately $24.0 million, including approximately $2.2 million in land previously purchased by us. If we decide to develop this hotel, we plan to obtain additional financing sources to complete the construction of this hotel.

Long-Lived Asset Impairments and Hotel Sales

During the three and six months ended June 30, 2005, we recorded a $3.5 million non-cash impairment loss related to two hotels in accordance with SFAS No. 144, based on the estimated net realizable value of the hotels over their remaining estimated holding periods. Both hotels are approximately 20 years old.

During late 2004, we recorded a non-cash charge for impairment of approximately $1.9 million in accordance with SFAS No. 144, based on the estimated net realizable value of a hotel held for sale. This hotel was subsequently sold in January 2005 for its approximate carrying value of $3.8 million. The hotel sold was a 123-room Hampton Inn located in Birmingham, Alabama. The age of the hotel was approximately 18 years.

Subsequent Events

On July 1, 2005, we completed the acquisition of a 127-room Hampton Inn & Suites hotel located in Nashville, Tennessee, for approximately $9.9 million, including the assumption of approximately $5.8 million in secured long-term debt.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



On July 28, 2005, we completed the sale of a 119-room Hampton Inn located in Louisville, Kentucky, for approximately $3.0 million in cash, resulting in a gain of approximately $700,000. This hotel was approximately 19 years old. We utilized the net proceeds from this disposition to pay down existing long-term debt. The held for sale criteria, as discussed in Note 2, were not met until mid-July 2005. As such, the hotel was not classified as held for sale in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2005. The operating results and gain on sale of hotel will be reclassified to discontinued operations in future periods.

On August 8, 2005, we completed the sale of a 117-room Hampton Inn located in Memphis, Tennessee. During the three and six months ended June 30, 2005, we recorded a charge for impairment of approximately $1.4 million based on the estimated net realizable value of the hotel (Note 2). The hotel was sold for its approximate carrying value of $2.0 million. This hotel was approximately 20 years old. We utilized the net proceeds from this disposition to pay down existing long-term debt. The held for sale criteria, as discussed in Note 2, were not met until mid-July 2005. As such, the hotel was not classified as held for sale in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2005. The operating results and charge for impairment related to this hotel will be reclassified to discontinued operations in future periods.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to certain financial market risks, the most predominant of which is the fluctuation in interest rates. At June 30, 2005, our exposure to market risk for a change in interest rates is related to our debt outstanding under the Line of Credit and one of our mortgage loans secured by one of our hotels. Total debt outstanding under these two debentures totaled approximately $63.3 million at June 30, 2005. Our $50.0 million in trust preferred securities bear interest at a fixed rate of 6.93% per annum until 2010 and then bear interest at LIBOR plus 2.85% per annum thereafter. Our remaining indebtedness bears interest at fixed rates. As discussed below, we do maintain two interest rate swap agreements for a combined notional amount of $50.0 million. The Company does not enter into derivative or interest rate transactions for speculative purposes.

Our Line of Credit bears interest at a variable rate of LIBOR plus 1.62% to 3.0% per annum as determined by our quarterly leverage. At June 30, 2005, our interest rate on our Line of Credit was LIBOR (3.33% at June 30, 2005) plus 1.62%. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings under our Line of Credit through the use of interest rate swaps, in order to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. We also regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuation.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


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

Our Line of Credit matures in June 2008, but may be extended at our option for an additional year. As discussed above, our Line of Credit bears interest at variable rates, and therefore, cost approximates market value. At June 30, 2005, the fair value of our interest rate swaps was an asset of approximately $243,000.

Our operating results are affected by changes in interest rates, primarily as a result of our borrowings under the Line of Credit. If interest rates increased by 25 basis points, our interest expense would have increased by approximately $41,000, based on balances outstanding during the six months ended June 30, 2005.

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

In January 2005, Hyatt purchased the AmeriSuites brand from the Blackstone Group and began managing our 18 AmeriSuites hotels. In accordance with the Sarbanes-Oxley Act section 404 requirements, our report on internal control over financial reporting, which will be filed with our 2005 annual report, will include Hyatt in its scope.

There has been no additional change in the Company's internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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



                               Equity Inns, Inc.



  August 9, 2005               By:  /s/J. Mitchell Collins
------------------             -------------------------------------------------
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