Form 10-Q
period 2005-09-30
EQUITY INNS INC
filed 2005-11-09
CIK 916530

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
-----
  X             Quarterly Report Pursuant to Section 13 or 15(d) of
-----
                       The Securities Exchange Act of 1934

For The Quarterly Period Ended
    September 30, 2005                          Commission File Number 01-12073

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

         The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on October 25, 2005 was 54,000,879.

                                     1 of 44

                                EQUITY INNS, INC.

                                      INDEX


                                                                            PAGE

PART I.  Financial Information

   Item 1.  Financial Statements


        Condensed Consolidated Balance Sheets - September 30, 2005
        (unaudited) and December 31, 2004                                      3

        Condensed Consolidated Statements of Operations (unaudited) -
        For the three and nine months ended September 30, 2005 and 2004        4

        Condensed Consolidated Statements of Cash Flows (unaudited) -
        For the nine months ended September 30, 2005 and 2004                  5

        Notes to Condensed Consolidated Financial Statements                   7


   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         22

   Item 3.  Quantitative and Qualitative Disclosures About Market Risks       40

   Item 4.  Controls and Procedures                                           41


PART II.  Other Information

   Item 1.  Legal Proceedings                                                 42

   Item 6.  Exhibits                                                          42

PART I.  FINANCIAL INFORMATION
   ITEM 1.  FINANCIAL STATEMENTS



                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                         September 30,             December 31,
                                                                             2005                      2004
                                                                         -------------             ------------
                                                                          (unaudited)
ASSETS
Investment in hotel properties, net                                       $  964,542                 $852,755
Assets held for sale                                                               -                    3,849
Cash and cash equivalents                                                      8,674                    6,991
Accounts receivable, net of doubtful
    accounts of $225 and $225, respectively                                    9,422                    7,543
Interest rate swaps                                                              748                        -
Note receivable                                                                1,700                        -
Deferred expenses, net                                                        11,312                    8,679
Deposits and other assets, net                                                18,256                   13,437
                                                                          ----------                 --------

       Total Assets                                                       $1,014,654                 $893,254
                                                                          ==========                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt                                                            $  531,575                 $439,183
Accounts payable and accrued expenses                                         40,161                   30,366
Distributions payable                                                         10,673                    8,090
Interest rate swaps                                                                -                      119
Minority interests in Partnership                                              8,714                    9,064
                                                                          ----------                 --------

       Total Liabilities                                                     591,123                  486,822
                                                                          ----------                 --------

Commitments and Contingencies

Shareholders' equity:
Preferred stock (Series B), 8.75%, $.01 par value, 10,000,000
  shares authorized, 3,450,000 shares issued and outstanding                  83,524                   83,524
Common Stock, $.01 par value, 100,000,000
  shares authorized, 54,746,329 and 51,872,460
  shares issued and outstanding                                                  547                      519
Additional paid-in capital                                                   572,488                  542,397
Treasury stock, at cost, 747,600 shares                                       (5,173)                  (5,173)
Unearned directors' and officers' compensation                                (2,474)                  (2,211)
Distributions in excess of net earnings                                     (226,129)                (212,505)
Unrealized gain (loss) on interest rate swaps                                    748                     (119)
                                                                          ----------                 --------

       Total Shareholders' Equity                                            423,531                  406,432
                                                                          ----------                 --------

       Total Liabilities and Shareholders' Equity                         $1,014,654                 $893,254
                                                                          ==========                 ========




                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                                       For the Three Months Ended    For the Nine Months Ended
                                                               September 30,               September 30,
                                                       --------------------------   ---------------------------
                                                           2005         2004            2005           2004
                                                         -------      -------         --------       --------
Revenue:
    Room revenue                                         $86,526      $66,534         $239,975       $179,283
    Other hotel revenue                                    3,668        3,249           10,316          8,873
    Other revenue                                            370          120              595            327
                                                         -------      -------         --------       --------
         Total revenue                                    90,564       69,903          250,886        188,483

Operating expenses:
    Direct hotel expenses                                 50,344       39,482          138,152        106,158
    Other hotel expenses                                   2,807        2,329            7,856          6,535
    Depreciation                                          12,298       10,061           35,232         28,991
    Property taxes, rental expense and insurance           5,398        4,344           16,072         12,913
    General and administrative expenses:
       Non-cash stock-based compensation                     290          162            1,053            484
       Other general and administrative expenses           1,951        1,662            5,866          5,346
    Loss on impairment of hotels                               -            -            2,150              -
                                                         -------      -------         --------       --------
         Total operating expenses                         73,088       58,040          206,381        160,427
                                                         -------      -------         --------       --------

Operating income                                          17,476       11,863           44,505         28,056

Interest expense, net                                      9,294        7,315           26,041         21,057
                                                         -------      -------         --------       --------

Income (loss) from continuing operations
  before minority interests and income taxes               8,182        4,548           18,464          6,999
    Minority interests income (expense)                     (192)         (97)            (311)           (53)
    Deferred income tax benefit (expense)                      -            -                -              -
                                                         -------      -------         --------       --------
Income (loss) from continuing operations                   7,990        4,451           18,153          6,946

Discontinued operations:
    Gain (loss) on sale of hotel properties                  625            -              625           (320)
    Loss on impairment of hotels held for sale                 -            -           (1,350)             -
    Income (loss) from operations of discontinued
        operations                                            (4)         (43)             (63)          (148)
                                                         -------      -------         --------       --------
Income (loss) from discontinued operations                   621          (43)            (788)          (468)
                                                         -------      -------         --------       --------

Net income (loss)                                          8,611        4,408           17,365          6,478

Preferred stock dividends                                 (1,887)      (1,887)          (5,660)        (5,660)
                                                         -------      -------         --------       --------

Net income (loss) applicable to common shareholders      $ 6,724      $ 2,521         $ 11,705       $    818
                                                         =======      =======         ========       ========

Net income (loss) per share data: Basic and diluted
  income (loss) per share:
    Continuing operations                                $  0.11      $  0.06         $   0.23       $   0.03
    Discontinued operations                                 0.01         0.00            (0.01)         (0.01)
                                                         -------      -------         --------       --------

Net income (loss) per common share                       $  0.12      $  0.06         $   0.22       $   0.02
                                                         =======      =======         ========       ========

Weighted average number of common
    shares outstanding, basic and diluted                 54,005       45,453           53,360         44,482
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

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                               For the Nine Months Ended
                                                                                      September 30,
                                                                              -----------------------------
                                                                               2005                   2004
                                                                              -------               -------
Cash flows from operating activities:
Net income (loss)                                                             $17,365               $ 6,478
Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      (Gain) loss on sale of hotel properties                                    (625)                  320
      Loss on impairment of hotels                                              3,500                     -
      Depreciation                                                             35,232                28,991
      Amortization of loan costs and franchise fees                             1,945                 1,464
      Amortization of mortgage note premium                                    (1,170)                 (228)
      Non-cash stock-based compensation                                         1,053                   484
      Minority interests (income) expense                                         311                    53
      Provision for doubtful accounts                                               -                    25
       Changes in operating assets and liabilities:
         Accounts receivable                                                   (1,879)               (3,256)
         Deposits and other assets                                             (4,819)               (5,427)
         Accounts payable and accrued expenses                                 10,349                 8,774
         Other                                                                    229                   630
                                                                              -------               -------
              Net cash provided by (used in) operating activities              61,491                38,308
                                                                              -------               -------

Cash flows from investing activities:
Improvements and additions to hotel properties                                (24,942)              (15,393)
Acquisition of hotel properties                                               (97,999)              (32,726)
Payments for franchise applications                                              (803)                 (275)
Proceeds from principal payments on notes receivable                                -                 1,411
Net proceeds from sale of hotel properties                                      6,854                 9,141
                                                                              -------               -------
             Net cash provided by (used in) investing activities             (116,890)              (37,842)
                                                                              -------               -------

Cash flows from financing activities:
Gross proceeds from public offering of common stock                            29,908                21,720
Payment of offering expenses                                                   (1,346)                 (359)
Distributions paid                                                            (29,066)              (23,100)
Redemption of partnership units                                                (4,106)                    -
Payments for loan costs                                                        (3,782)               (1,881)
Proceeds from borrowings                                                      176,852                69,615
Payments on long-term debt                                                   (111,378)              (63,898)
                                                                              -------               -------
             Net cash provided by (used in) financing activities               57,082                 2,097
                                                                              -------               -------

Net increase (decrease) in cash                                                 1,683                 2,563
Cash and cash equivalents at beginning of period                                6,991                 8,201
                                                                              -------               -------

Cash and cash equivalents at end of period                                    $ 8,674               $10,764
                                                                              =======               =======









                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

For all stock and unit issuances described below, we value the shares and units based on the closing price of our common stock on date of issuance.

Nine Months Ended September 30, 2005

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

During the nine months ended September 30, 2005, we issued 13,307 shares of common stock at prices ranging from $10.86 to $13.51 per share to our independent directors in lieu of cash as compensation.

During the nine months ended September 30, 2005, we issued 22,267 shares of common stock upon redemption of Partnership units.

During the three months ended September 30, 2005, we declared approximately $9.4 million in common stock and unit dividends. We paid these dividends on November 1, 2005. During the three months ended September 30, 2005, we declared approximately $1.3 million in preferred stock dividends. We paid these dividends on October 31, 2005.

During the nine months ended September 30, 2005, we completed the purchase of 15 hotels and assumed approximately $28.1 million in secured long-term debt, including approximately $2.7 million of a mortgage note premium. We also issued approximately $3.8 million in Partnership units in conjunction with these acquisitions.

During August 2005, we sold a hotel in Memphis, Tennessee for $2.0 million, including the assumption of a non-cash note receivable for $1.7 million.

Nine Months Ended September 30, 2004

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

During the three months ended September 30, 2004, we declared approximately $6.1 million in common stock and unit dividends. We paid these dividends on November 1, 2004. During the three months ended September 30, 2004, we declared approximately $1.3 million in preferred stock dividends. We paid these dividends on October 29, 2004.

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

1.     Organization

       Equity Inns is a hotel real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at September 30, 2005 owned an approximate 97.5% interest in the Partnership.

       Our hotel properties are leased to our wholly-owned taxable REIT subsidiaries (the "TRS Lessees"). Our hotel properties are managed by independent third parties. At September 30, 2005, the independent managers of our hotels are as follows:
                                                     Number of Hotels
                                                     ----------------

              Interstate Hotels & Resorts, Inc.             46
              Hilton Hotels Corporation                     15
              Hyatt Corporation                             18
              McKibbon Hotel Group                          18
              Other (8)                                     25
                                                           ---

                                                           122
                                                           ===

       Our management agreements with Hyatt, which purchased the AmeriSuites brand in January 2005 from the Blackstone Group, which purchased the brand from Prime Hospitality Corporation in October 2004, are structured to provide the TRS Lessees minimum net operating income at each of our 18 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of our 18 AmeriSuites hotels. As the manager, Hyatt's subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, as defined, to a maximum of 6.5% of gross hotel revenues. If the management fee calculation exceeds 6.5% of gross hotel revenues, Hyatt's subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Hyatt's subsidiaries are required to contribute the greater of a predetermined minimum return or the net operating income plus 25% of the shortfall between the threshold amount and the net operating income of the hotel. We record all shortfall contributions as a reduction of base management fees, which are included as a component of direct hotel expenses in our accompanying condensed consolidated statements of operations, when all contingencies related to such amounts have been resolved. In May 2003, we updated our current franchise contracts and management agreements with Hyatt's subsidiaries for all of our AmeriSuites hotels. The minimum net operating income guarantee agreements were not extended beyond their original terms and are set to expire in 2007 and 2008. Under the new agreements, we extended the existing franchise agreements to 2028 and the management agreements to 2010, as long as Hyatt continues to be in compliance with the minimum net operating income guarantees in the original agreements. For the three and nine months

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------



1.     Organization, Continued

       ended September 30, 2005 and 2004, we recorded approximately $385,000 and $395,000, respectively, and $2.5 million and $2.9 million, respectively, in minimum income guarantees from Hyatt as a reduction of our base management fee expense in the accompanying condensed consolidated statements of operations. The management contracts for our remaining hotels have terms ranging from one to four years and generally provide for payment of management fees ranging from 1.5% to 3.0% of hotel revenues and an incentive fee consisting of a percentage of gross operating profits in excess of budget, as defined by the management agreements.

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

       We record an impairment charge when we believe an investment in a hotel has been impaired such that future undiscounted cash flows would not recover the book basis of the hotel property, or the hotel is being held for sale. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby possibly requiring an impairment charge in the future. During the nine months ended September 30, 2005, we recorded a $3.5 million non-cash impairment loss related to two hotels in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," based on the estimated net realizable value of the hotels over their remaining estimated holding periods. One of the hotels was sold in August 2005. The $1.4 million non-cash impairment loss related to this hotel has been reclassified, along with operations for all periods presented, to discontinued operations. Both hotels are approximately 20 years old.

       We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete their due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three and nine months ended September 30, 2005 and 2004, we did not realize any losses on impairments of hotels held for sale, other than the $1.4 million non-cash impairment loss reclassified as discussed above. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

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

       Distributions

       We pay regular quarterly cash distributions to shareholders. These distributions are determined quarterly by our Board of Directors ("Board") based on our operating results, economic conditions, capital expenditure requirements, the Internal Revenue Code's REIT annual distribution requirements, leverage covenants imposed by our Line of Credit and other debt documents, and any other matters that our Board deems relevant.

       Net Income Per Common Share

       We compute basic earnings per common share from continuing operations by taking our income (loss) from continuing operations as adjusted for gains or losses on the sale of hotel properties not included in discontinued operations and dividends on our preferred stock, divided by the weighted average number of shares of our common stock outstanding. We compute diluted earnings per common share from continuing operations by taking our income (loss) from continuing operations as adjusted for gains or losses on the sale of hotel properties not included in discontinued operations and dividends on our preferred stock, divided by the weighted average number of shares of our common stock outstanding plus other potentially dilutive securities. Additionally, potential dilutive securities included in our calculation of diluted earnings per share include shares issuable upon exercise of stock options.

       Stock-Based Compensation

       At September 30, 2005, we have two stock-based employee and director compensation plans. Prior to January 1, 2003, we accounted for these plans under the recognition and measurement provisions of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In December of 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure."

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

2.     Summary of Significant Accounting Policies, Continued

       SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We elected to adopt the recognition provisions of SFAS No. 123 under the prospective method as defined in SFAS No. 148 on January 1, 2003. Under the prospective method, we will apply the fair value based method of accounting for stock-based employee compensation prospectively to all awards granted, modified or settled beginning January 1, 2003. There were no material grants, modifications or settlements of options to purchase shares of our common stock made during the three and nine months ended September 30, 2005 and 2004.

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

       Concentration of Credit Risk

       At September 30, 2005, we owned over 5,000 hotel rooms or approximately 35% of our total hotel rooms in the South Atlantic region of the United States, which includes approximately 2,400 hotel rooms or approximately 16% of our total hotel rooms in the state of Florida.

3.     Investment in Hotel Properties

       During the nine months ended September 30, 2005, we purchased 15 hotels for approximately $129.9 million related to previously announced acquisitions. The hotels were purchased from several hotel developers. These hotels represent a combined 1,494 rooms and have an average age of approximately seven years. We funded these acquisitions primarily through $28.6 million in net cash proceeds from a March 2005 issuance of our common stock, the issuance of approximately 300,000 Partnership units valued at approximately $3.8 million, the assumption of approximately $28.1 million in secured long- term debt and approximately $69.4 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note premium of approximately $2.7 million to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------



3.     Investment in Hotel Properties, Continued

       The hotel acquisitions that we completed for the nine months ended September 30, 2005 are as follows:

                 Hotel                            Location                  Rooms         Date Acquired
       -----------------------------       -----------------------          -----       ------------------

       Hilton Garden Inn                   Fort Myers, Florida               126        March 1, 2005
       Residence Inn by Marriott           Jacksonville, Florida              78        March 9, 2005
       Courtyard by Marriott               Bowling Green, Kentucky            93        April 29, 2005
       Courtyard by Marriott               Jacksonville, Florida              81        May 2, 2005
       Hampton Inn by Hilton               Orlando, Florida                  170        June 1, 2005
       Residence Inn by Marriott           Sarasota, Florida                  78        June 13, 2005
       Courtyard by Marriott               Sarasota, Florida                  81        June 16, 2005
       Residence Inn by Marriott           Ft. Myers, Florida                 78        June 16, 2005
       Hampton Inn & Suites                Franklin, Tennessee               127        July 1, 2005
       Hampton Inn by Hilton               Urbana, Illinois                  130        September 2, 2005
       Hampton Inn by Hilton               East Lansing, Michigan             86        September 2, 2005
       Hampton Inn by Hilton               Grand Rapids, Michigan             84        September 2, 2005
       SpringHill Suites by Marriott       Grand Rapids, Michigan             76        September 2, 2005
       Hampton Inn by Hilton               Peabody, Massachusetts            121        September 30, 2005
       Homewood Suites by Hilton           Peabody, Massachusetts             85        September 30, 2005

       Based on our estimate of fair value, we allocated the purchase price of these hotels at September 30, 2005 as follows (in thousands):

              Land                                     $ 18,285
              Buildings and improvements                 97,307
              Furniture and equipment                    14.287
                                                       --------

                                                       $129,879
                                                       ========

       During 2004, we purchased 20 hotels for approximately $192.9 million related to previously announced acquisitions. The hotels were purchased from three hotel developers. These hotels represent a combined 1,871 rooms and had an average age of approximately five years at date of acquisition. Of the 20 hotels purchased, 13 hotels are managed by McKibbon Hotel Management, Inc., five hotels are managed by Hospitality Group, Inc. and two hotels are managed by Gateway Lodging Company, Inc. We funded these acquisitions primarily through $74.6 million in net cash proceeds from April 2004 and October 2004 issuances of our common stock, the issuance of approximately 325,000 Partnership units valued at approximately $3.2 million, the assumption of approximately $54.1 million in secured long-term debt, the issuance of approximately $40.6 million in secured long-term debt and approximately $20.4 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note premium of approximately $4.9 million to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------


3.     Investment in Hotel Properties, Continued

       The following unaudited pro forma results are presented as if all acquisitions for the year ended December 31, 2004 and the nine months ended September 30, 2005 had occurred on January 1, 2004 (in thousands, except per share data):

                                                        Three Months Ended               Nine Months Ended
                                                          September 30,                    September 30,
                                                       --------------------           ----------------------
                                                         2005         2004              2005          2004
                                                       -------      -------           --------      --------
       Revenues
         Equity Inns, as reported                      $90,564      $69,903           $250,886      $188,483
         Acquisitions                                    2,974       15,860             20,092        57,693
                                                       -------      -------           --------      --------

         Pro forma combined revenues                   $93,538      $85,763           $270,978      $246,176
                                                       =======      =======           ========      ========

       Net income (loss) applicable to
         common shareholders
         Equity Inns, as reported                      $ 6,724      $ 2,521           $ 11,705      $    818
         Acquisitions                                      612         (777)             1,633         2,722
                                                       -------      -------           --------      --------

         Pro forma combined net income (loss)          $ 7,336      $ 1,744           $ 13,338      $  3,540
                                                       =======      =======           ========      ========

       Pro forma basic and diluted income (loss)
         per share                                     $  0.14      $  0.03           $   0.25      $   0.07
                                                       =======      =======           ========      ========

       Pro forma weighted average number of
         common shares outstanding - basic and
         diluted                                        54,005       53,973             53,818        53,759
                                                       =======      =======           ========      ========

       Note: These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had these acquisitions been completed on January 1, 2004, or of future results.

       During the nine months ended September 30, 2005 and 2004, we invested approximately $24.9 million and $15.4 million, respectively, to fund capital improvements in our hotels, including replacement of carpets, drapes, furniture and equipment, renovation of common areas and improvements of hotel exteriors. We expect to fund an aggregate of approximately $30.0 million in 2005 for capital improvements. We intend to fund such improvements out of our cash flows from operations, current cash balances and borrowings under our Line of Credit.

       During the nine months ended September 30, 2005, we recorded a $3.5 million non-cash impairment loss related to two hotels in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," based on the estimated net realizable value of the hotels over their remaining estimated holding periods. One of the hotels, a 117-room Hampton Inn located in Memphis, Tennessee, was sold in August 2005 for its approximate carrying value of $2.0 million (including the assumption of a $1.7 million note receivable). The note receivable bears interest at 6.5% for five years and 7.5% thereafter until maturity on September 30, 2012. The note receivable is on a twenty-year amortization schedule, and principal and interest is due monthly with a balloon payment due at maturity. The $1.4

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

3.     Investment in Hotel Properties, Continued

       million non-cash impairment loss related to this hotel has been reclassified, along with operations for all periods presented, to discontinued operations. Both hotels are approximately 20 years old.

       During late 2004, we recorded a non-cash charge for impairment of approximately $1.9 million in accordance with SFAS No. 144, based on the estimated net realizable value of a hotel held for sale. This hotel was subsequently sold in January 2005 for its approximate carrying value of $3.8 million (after selling costs of approximately $100,000). The hotel sold was a 123-room Hampton Inn located in Birmingham, Alabama. The age of the hotel was approximately 18 years.

       During late 2004, we experienced significant hurricane damage at one of our hotels located in Jacksonville Beach, Florida. This hotel was subsequently repaired and became operational in late January 2005. The total cost of the hurricane loss is estimated to be approximately $4.2 million, and we are currently working with our insurance carrier in processing this claim. Based on the total estimated project cost, the estimated net insurance proceeds and the estimated net book value of the assets destroyed, we expect to record a net gain on insurance proceeds upon the conclusion of the processed claim. This gain will be recorded upon receipt of the net insurance proceeds and closure of the insurance claim.

       During the nine months ended September 30, 2004, we sold three hotels previously classified as held for sale for approximately $10.9 million, including approximately $9.1 million in cash (after selling costs of approximately $980,000) and an increase to an existing note receivable of $800,000. The hotels sold were a 97-room Hampton Inn located in Sarasota, Florida, a 122-room Hampton Inn located in Jacksonville, Florida, and a 141-room Comfort Inn located in Arlington, Texas. The average age of these hotels was approximately 17 years. We utilized the net proceeds from these dispositions to pay down existing long-term debt. In conjunction with these sales, we recorded a loss of approximately $320,000 as part of discontinued operations in the accompanying condensed consolidated statement of operations.

       We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete their due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

3.     Investment in Hotel Properties, Continued

       the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three and nine months ended September 30, 2005 and 2004, we did not realize any losses on impairments of hotels held for sale, other than the $1.4 million non-cash impairment loss reclassified as discussed above. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

4.     Long-Term Debt

       The following details our debt outstanding at September 30, 2005 and December 31, 2004 (dollars in thousands):

                               Principal Balance                                          Collateral   Net Book
                             ---------------------        Interest                           # of      Value at
                              9/30/05    12/31/04           Rate              Maturity      Hotels     12/31/04
                             ---------   ---------    ------------------      --------    ----------   --------
   Commercial Mortgage
     Bonds
     Class A                 $      -    $      -     6.83%        Fixed      Nov 2006
     Class B                   39,840      45,802     7.37%        Fixed      Dec 2015
     Class C                   10,000      10,000     7.58%        Fixed      Feb 2017
                              -------    --------
                               49,840      55,802                                            18       $ 98,167

   Line of Credit              98,500      72,000     LIBOR plus
                                                      Percentage   Variable   June 2008      23        211,528
   Mortgage                    87,941      89,318     8.37%        Fixed      July 2009      19        151,967
   Mortgage                    64,952      65,823     8.25%        Fixed      Nov 2010       16        101,659
   Mortgage                    33,663      34,089     8.25%        Fixed      Nov 2010        8         53,625
   Mortgage                    10,429      10,652     LIBOR plus
                                                      285 pts.     Variable   Aug 2008        1         14,656
   Mortgage                     2,731       2,811     6.00%        Fixed      May 2008        1          6,625
   Mortgage                     3,171       3,320     6.37%        Fixed      Nov 2016        1          7,783
   Mortgage                     6,203       6,276     8.70%        Fixed      Nov 2010        1         10,607
   Mortgage                     4,192       4,268     7.97%        Fixed      Oct 2007        1          7,180
   Mortgage                     5,165       5,258     7.97%        Fixed      Oct 2007        1          8,002
   Mortgage                     4,375       4,457     7.10%        Fixed      Sept 2008       1          9,020
   Mortgage                     3,721       3,787     8.04%        Fixed      Nov 2007        1          6,802
   Mortgage                     5,185       5,276     8.04%        Fixed      Nov 2007        1          7,861
   Mortgage                     3,111       3,160     9.375%       Fixed      April 2007      1          6,396
   Mortgage                     3,329       3,381     9.375%       Fixed      April 2007      1          6,599
   Mortgage                     5,056       5,145     8.04%        Fixed      Nov 2007        1          6,529
   Mortgage                     3,883       3,938     9.375%       Fixed      April 2007      1          7,338
   Mortgage                     3,798       3,854     9.05%        Fixed      May 2007        1          9,364
   Mortgage                     5,879       5,958     5.83%        Fixed      July 2014       1          9,502
   Mortgage                    39,664      40,508     5.64%        Fixed      Nov 2014        5         73,805
   Mortgage                     5,617       5,700     5.39%        Fixed      Dec 2014        1         10,763
   Mortgage                     3,134           -     9.02%        Fixed      June 2024       1              -
   Mortgage                     4,000           -     7.18%        Fixed      April 2023      1              -
   Mortgage                     4,773           -     7.10%        Fixed      Sept 2008       1              -
   Mortgage                     4,367           -     7.97%        Fixed      Oct 2007        1              -
   Mortgage                     3,320           -     7.97%        Fixed      Oct 2007        1              -
   Mortgage                     5,597           -     7.07%        Fixed      Jan 2008        1              -
   Trust Preferred             50,000             -   6.93%        Fixed      July 2035       -            N/A
                             --------    --------                                           ---       --------
                              525,596     434,781                                           111       $825,778
                                                                                            ===       ========
   Unamortized Mortgage
     Note Premium               5,979       4,402
                             --------    --------
                             $531,575    $439,183
                             ========    ========

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------



4.   Long-Term Debt, Continued

     We entered into an amended and restated Line of Credit in June 2005 for $125.0 million, subject to certain restrictions. The Line of Credit bears interest at LIBOR plus 1.62% to 3.0% per annum ("Percentage") as determined by our quarterly leverage and the facility matures in June 2008 but may be extended at our option for an additional year. At September 30, 2005, the interest rate on our Line of Credit was LIBOR (3.87% at September 30, 2005) plus 2.00%. Fees ranging from .25% to .60% per annum, as determined by our ratio of total indebtedness to EBITDA, are paid quarterly on the unused portion of our Line of Credit. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a test for dividend payouts, a fixed charge test and a leverage test, among other covenants. At September 30, 2005, we were in compliance with all covenants required by our Line of Credit. This amended and restated Line of Credit replaced our existing $110.0 million Line of Credit.

     In June 2005, we issued $50.0 million in trust preferred securities in a private placement that will mature in July 2035. The trust preferred securities bear interest at 6.93% per annum for five years and thereafter float at LIBOR plus 2.85%. Interest on the trust preferred securities is due quarterly. We have the ability to prepay the trust preferred securities after July 2010 without penalty. We used the proceeds from the issuance of the trust preferred securities to repay outstanding borrowings under our Line of Credit.

     During the nine months ended September 30, 2005, we incurred approximately $245,000 in fees associated with an unsecured debt offering that has been indefinitely postponed due to market conditions. These fees were expensed as a component of interest expense, net in the accompanying condensed consolidated statements of operations.

     Substantially all of our debt is secured by first mortgages on our hotels. At September 30, 2005, our debt has maturity dates that range from April 2007 to July 2035 with certain debt requiring annual principal payments and certain debt representing term maturities. The terms of our debt generally require prepayment penalties if repaid prior to maturity.

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

     Our Line of Credit has a stated borrowing capacity of $125.0 million. This capacity is further limited to a stated percentage of the appraised value of the assets pledged as collateral. At September 30, 2005, we had additional borrowing capacity of approximately $25.9 million under our Line of Credit.

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

6.   Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income," requires the disclosure of the components included in comprehensive income (loss). For the nine months ended September 30, 2005, we recorded comprehensive income of approximately $18.2 million, comprised of net income of approximately $17.4 million and the change in unrealized loss on our interest rate swaps of approximately $870,000.

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

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------


7.   Income Taxes

     The components of our deferred income tax benefit (expense) related to our TRS Lessees for the three and nine months ended September 30 are as follows (in thousands):

                                                        Three Months Ended                  Nine Months Ended
                                                          September 30,                        September 30,
                                                    ------------------------             ------------------------
                                                     2005               2004              2005              2004
                                                    ------              ----             ------            ------
              Deferred:
                  Federal                           $1,150              $820             $3,320            $2,906
                  State                                 99                70                285               249
                  Valuation allowance               (1,249)             (890)            (3,605)           (3,155)
                                                    -------             ----             ------            ------

              Deferred income tax benefit
                  (expense), net                    $    -              $  -             $    -            $    -
                                                    ======              ====             ======            ======

       The deferred income tax benefit (expense) and related deferred tax asset were historically calculated using a statutory tax rate of 38% applied to the losses of our TRS Lessees. In 2003, we determined that a valuation allowance was necessary for the entire deferred income tax asset due to the continued softness in the lodging industry and the uncertainty associated with its future recovery. Additionally, we discontinued recording a deferred income tax benefit beginning in 2004. At September 30, 2005, we have a valuation allowance for a deferred income tax asset of approximately $24.5 million that is comprised of the tax effect of net operating loss carryforwards that will expire in years beginning after 2021.

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

       completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three and nine months ended September 30, 2005 and 2004, we did not realize any losses on impairments of hotels held for sale, other than a $1.4 million non-cash impairment loss that was reclassified as discusssed in Note 2. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

       During late 2004, we recorded a non-cash charge for impairment of approximately $1.9 million in accordance with SFAS No. 144, based on the estimated net realizable value of a hotel held for sale. This hotel was subsequently sold in January 2005 for its approximate carrying value of $3.8 million (after selling costs of approximately $100,000). The hotel sold was a 123-room Hampton Inn located in Birmingham, Alabama. The age of the hotel was approximately 18 years. During the nine months ended September 30, 2005, we sold two additional hotels for approximately $5.0 million, including the assumption of a $1.7 million note receivable. The hotels sold were a 119-room Hampton Inn located in Louisville, Kentucky and a 117-room Hampton Inn located in Memphis, Tennessee. Both hotels were approximately 20 years old. We utilized the net proceeds from these dispositions to pay down existing long-term debt.

       During the nine months ended September 30, 2004, we sold three hotels previously classified as held for sale for approximately $10.9 million, including approximately $9.1 million in cash (after selling costs of approximately $980,000) and an increase to an existing note receivable of $800,000. The hotels sold were a 97-room Hampton Inn located in Sarasota, Florida, a 122-room Hampton Inn located in Jacksonville, Florida, and a 141-room Comfort Inn located in Arlington, Texas. The average age of these hotels was approximately 17 years. We utilized the net proceeds from these dispositions to pay down existing long-term debt. In conjunction with these sales, we recorded a loss of approximately $320,000 as part of discontinued operations in the accompanying condensed consolidated statement of operations.

       For all periods presented, the operations of all of our hotels classified as held for sale are included in the accompanying condensed consolidated statements of operations under the heading "Income (loss) from discontinued operations." The components of income (loss) from discontinued operations for the three and nine months ended September 30 are shown below (in thousands):

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------


                                                               Three Months Ended         Nine Months Ended
                                                                  September 30,             September 30,
                                                              --------------------       -------------------
                                                              2005           2004         2005         2004
                                                              ----          ------       ------       ------
       Revenue:
         Room revenue                                         $331          $1,274       $2,031       $3,873
         Other hotel revenue                                     8              40           52          117

       Operating costs:
         Direct hotel expenses                                (225)           (941)      (1,396)      (2,791)
         Other hotel expenses                                  (24)            (64)        (111)        (227)
         Depreciation                                          (37)           (201)        (250)        (605)
         Property taxes, rental expense
             and insurance                                     (56)            (67)        (227)        (246)
         Amortization of franchise fees                         (1)             (8)         (10)         (22)
         Interest                                                -             (76)        (152)        (247)
                                                              ----          ------       ------       ------

         Income (loss) from operations of
             discontinued operations                            (4)            (43)         (63)        (148)

         Gain (loss) on sale of hotel properties               625               -          625         (320)
         Loss on impairment of hotels held for sale              -               -       (1,350)           -
                                                              ----          ------       ------       ------

                 Income (loss) from discontinued
                 operations                                   $621          $  (43)      $ (788)      $ (468)
                                                              ====          ======       ======       =======


9.       Commitments and Contingencies

         At September 30, 2005, all of our hotels are operated under franchise agreements and are licensed as Hampton Inn (51), AmeriSuites (18), Residence Inn (20), Homewood Suites (10), Courtyard by Marriott (11), Holiday Inn (4), Comfort Inn (2), Hilton Garden Inn (2), Hampton Inn & Suites (2) and SpringHill Suites (2). The TRS Lessees hold the franchise licenses for our hotels. The franchise agreements generally require the payment of fees based on a percentage of hotel room revenue.

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

         We are obligated to pay the costs of real estate and personal property taxes and to maintain underground utilities and structural elements of our hotels. In addition, we are obligated to fund the cost of periodic repair and the replacement and refurbishment of furniture, fixtures and equipment in

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------


9.       Commitments and Contingencies (Continued)

         our hotels. We also may be required by our franchisors to fund certain capital improvements to our hotels, which we fund from borrowings under our Line of Credit, operating cash flows, or the room renovation accounts. For the nine months ended September 30, 2005 and 2004, capital improvements of approximately $24.9 million and $15.4 million, respectively, were made to our hotels.

         We maintain agreements with certain senior officers that provide for severance payments in the event of a change in control of Equity Inns. At September 30, 2005, the maximum amount of cash compensation that would be payable under all agreements, if a change of control occurred, would be approximately $8.0 million. Additionally, vesting of certain restricted stock held by our senior officers would accelerate under a change of control.

         We are also involved in various legal actions arising in the ordinary course of business. We do not believe that any of the pending actions will have a material adverse effect on our business, financial condition or results of operations.

10.      Capital Stock

         On March 4, 2005, we completed an offering of approximately 2.7 million shares of common stock for net proceeds of approximately $28.6 million. The proceeds were used for identified acquisitions and to repay indebtedness under our Line of Credit.

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

12.      Subsequent Events

         On November 1, 2005, we completed the acquisition of a 145-room Courtyard hotel located in Carlsbad, California, for approximately $22.0 million, including the assumption of approximately $15.8 million in secured long-term debt.

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

BACKGROUND

Equity Inns is a Memphis-based, self-advised hotel real estate investment trust ("REIT") primarily focused on the upscale extended stay, all-suite, midscale limited service and full service segments of the hotel industry. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at September 30, 2005 owned an approximate 97.5% interest in the Partnership. The Partnership and its affiliates lease all of our hotels to wholly-owned taxable REIT subsidiaries of the Company (the "TRS Lessees").

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

At September 30, 2005, we owned 122 hotel properties with a total of 14,643 rooms located in 35 states. In order to qualify as a REIT, we cannot operate hotels. Therefore, our hotels are leased to our TRS Lessees and are managed by unrelated third parties. By maintaining these leases through our TRS Lessees, we realize the economic benefits and risks of operating these hotels and report all hotel revenues and expenses in the accompanying condensed consolidated statements of operations. Additionally, the TRS Lessees are subject to federal and state income taxes.

We maintain management agreements with unrelated third parties for our hotels that range in remaining terms from one to five years. The majority of our management contracts renew annually. The management fees

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


consist of a base fee ranging from 1.5% to 3.0% of hotel revenues and an incentive fee consisting of a percentage of gross operating profits in excess of budget, as defined by the management agreements. These fees are recorded by us as a component of direct hotel expenses in our accompanying condensed consolidated statements of operations.

The diversity of our portfolio is such that, at September 30, 2005, no individual hotel exceeded 1.7% of the total rooms in the portfolio. Our geographical distribution and franchise diversity is illustrated by the following charts:

                                 Brand Diversity
                                 ---------------

                                               Number of              Number of
 Brand Affiliation                          Hotel Properties        Rooms/Suites
 -----------------                          ----------------        ------------
  Midscale Limited Service Hotels:
       Hampton Inn (1)                             51                  6,344
       Comfort Inn (4)                              1                    104
                                                  ---                 ------
            Sub-total                              52                  6,448

  All-Suite Hotels:
       AmeriSuites (3)                             18                  2,291
       Hampton Inn & Suites (1)                     2                    288
       SpringHill Suites (2)                        2                    164
                                                  ---                 ------
            Sub-total                              22                  2,743

  Upscale Extended Stay Hotels:
       Residence Inn (2)                           20                  2,063
       Homewood Suites (1)                         10                  1,380
                                                  ---                 ------
            Sub-total                              30                  3,443

  Full Service Hotels:
       Courtyard (2)                               11                  1,037
       Hilton Garden Inn (1)                        2                    238
       Comfort Inn (4)                              1                    177
       Holiday Inn (5)                              4                    557
                                                  ---                 ------
            Sub-total                              18                  2,009
                                                  ---                 ------

                   Total                          122                 14,643
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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



We believe that geographic diversity helps to limit our exposure to any one market. The following table illustrates our geographic presence by the number of rooms at September 30, 2005:

                        Region
                  ------------------

                  East North Central              15.5%
                  East South Central              12.5%
                  Middle Atlantic                  5.6%
                  Mountain                         8.8%
                  New England                      5.5%
                  Pacific                          2.2%
                  South Atlantic                  34.6%
                  West North Central               5.7%
                  West South Central               9.6%

Our hotel portfolio includes upscale extended stay hotels, all-suite hotels, midscale limited service hotels and full service hotels. This array of product offerings coupled with a property mix that is spread between suburban and urban locations helps to insulate us from various economic climates, including a depressed business travel climate.

The following table sets forth certain information for the three months ended September 30, 2005 and 2004 with respect to our hotels:

                                         Three Months Ended September 30, 2005 (1)  Three Months  Ended September 30, 2004 (1)
                                         -----------------------------------------  ------------------------------------------
                                                                    Revenue                                       Revenue
                     Number    Number                     Average     Per                            Average       Per
                       of        of                        Daily    Available                         Daily      Available
Brand                Hotels    Rooms        Occupancy      Rate      Room (2)            Occupancy    Rate        Room (2)
-----                ------    ------       ---------     -------   ---------            ---------   -------     --------
Hampton Inn             51      6,344          73.2%       $81.29      $59.53              69.7%      $75.64        $52.79
AmeriSuites             18      2,291          72.9%       $79.55      $58.03              73.6%      $72.79        $53.53
Residence Inn           20      2,063          80.2%      $101.01      $81.00              83.1%      $95.48        $79.30
Homewood Suites         10      1,380          83.8%      $106.09      $88.86              81.7%     $100.20        $81.86
Courtyard               11      1,037          79.8%       $94.56      $75.43              77.6%      $90.97        $70.56
Holiday Inn              4        557          71.2%       $68.17      $48.54              65.3%      $67.07        $43.77
Comfort Inn              2        281          73.4%       $96.77      $71.03              70.1%      $87.39        $61.22
Hilton Garden Inn        2        238          69.5%       $97.29      $67.62              74.4%      $88.54        $65.85
Hampton Inn & Suites     2        288          73.7%       $93.22      $68.69              73.4%      $87.72        $64.69
SpringHill Suites        2        164          81.5%       $92.43      $75.31              79.3%      $87.55        $69.43
                       ---    -------          -----       ------      ------              -----      ------        ------


                       122     14,643          75.6%       $87.99      $66.52              74.0%      $82.55        $61.09
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

In order to qualify as a REIT, we cannot operate hotels and, consequently, we outsource the management of our hotels to leading independent management companies. By utilizing third-party managers with relatively short-term contracts that provide for incentive management fees based on operating results, we believe that we have better control over the operating results of our hotels. At September 30, 2005, our hotel managers are as follows:

                                              Number of Hotels
                                              ----------------

    Interstate Hotels & Resorts, Inc.                 46
    Hilton Hotels Corporation                         15
    Hyatt Corporation                                 18
    McKibbon Hotel Group                              18
    Other (8)                                         25
                                                     ---

                                                     122
                                                     ===

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

FRANCHISE AGREEMENTS

A part of our asset management program is the licensing of all of our hotels under nationally franchised brands. We believe that the public's perception of quality associated with a franchisor is an important feature in the operation of a hotel. We also believe that franchised properties generally have higher levels of RevPAR than unfranchised properties due to access to national reservation systems and advertising and marketing programs provided by franchisors. Our franchise agreements generally have initial terms ranging from 10 to 25 years and expire beginning in 2006 through 2028. Franchise renewal procedures are currently underway for several of our hotels.

We are also committed to franchisors to make certain capital improvements to our hotel properties, which will be funded primarily through our operating cash flows. In 2005, we expect to fund approximately $30.0 million of capital improvements to our hotels, of which approximately $13.0 million will be used for major refurbishment projects at six hotels.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


We have also made available our Corporate Governance Guidelines and the charters of the Audit Committee, Compensation Committee and Corporate Governance and Nomination Committee of our Board on our website under "Corporate Governance." We have also adopted a Code of Ethics that applies to our president and chief executive officer, our chief financial officer, our controller, and all other employees and have posted this Code of Ethics, along with our Whistleblower policy, on our website. We intend to satisfy the disclosure requirements under
Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Code of Ethics by posting such information on our website. Our corporate governance documents are also available in print upon written shareholder request to our Secretary, J. Mitchell Collins, at 7700 Wolf River Boulevard, Germantown, Tennessee 38138, or by filling out an information request on our website under "Information Requests."

The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings that we make with the SEC.

RESULTS OF OPERATIONS

                              For the Three Months Ended September 30,    For the Nine Months Ended September 30,
                              ----------------------------------------    ---------------------------------------
(in thousands)                 2005         %        2004          %        2005         %       2004         %
                              -------     -----     -------      -----    ----------   -----    --------    -----

Hotel revenues                $90,194      99.6     $69,783       99.8    $250,291      99.8    $188,156     99.8
Other revenue                     370        .4         120         .2         595        .2         327       .2
                              -------     -----     -------   --------    --------     -----    --------    -----

Total revenues                 90,564     100.0      69,903      100.0     250,886     100.0     188,483    100.0

Hotel expenses                 53,151      58.6      41,811       59.8     146,008      58.2     112,693     59.8
Depreciation                   12,298      13.6      10,061       14.4      35,232      14.0      28,991     15.4
Property taxes, rental expense
   and insurance                5,398       6.0       4,344        6.2      16,072       6.4      12,913      6.8
General and
   administrative               2,241       2.5       1,824        2.6       6,919       2.8       5,830      3.1
Loss on impairment of
   hotels                           -         -            -        -        2,150        .9            -       -
                              -------     -----     -------      -----    --------     -----    --------    -----

Operating income              $17,476      19.3     $11,863       17.0    $ 44,505      17.7    $ 28,056     14.9
                              =======     =====     =======      =====    ========     =====    ========    =====

Comparison of the Company's operating results for the three months ended September 30, 2005 and 2004.

Revenues

Hotel revenues of approximately $90.2 million in 2005 increased approximately $20.4 million, or 29.2%, as compared to approximately $69.8 million in 2004. After eliminating net revenues of approximately $14.4 million related to our hotel acquisitions for 2005 and 2004, our same-store hotel revenues increased by approximately $6.0 million in 2005 as compared to 2004. This increase was primarily due to a same-store RevPAR increase of 9.5%, driven by a 6.5% increase in our ADR from $81.73 to $87.03, and an increase of 200 basis points in occupancy to 75.7%.

Other revenue of $370,000 in 2005 increased approximately $250,000, or 108.3%, as compared to $120,000 in 2004. This increase was primarily due to an increase in joint-venture income.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


Operating Expenses

Hotel expenses of approximately $53.2 million in 2005 increased approximately $11.4 million, or 27.3%, as compared to approximately $41.8 million in 2004. After eliminating net expenses of approximately $8.3 million related to our hotel acquisitions for 2005 and 2004, our same-store hotel expenses increased by approximately $3.1 million, or 10.9%, in 2005 as compared to 2004. This increase was primarily due to an increase in payroll and related benefits of approximately $935,000, an increase in franchise fees, management fees and loyalty programs of approximately $780,000, an increase in expense of approximately $200,000 related to enhanced complimentary hot breakfasts, an increase in travel agent commissions and credit card fees of approximately $290,000, an increase in high-speed internet access of approximately $120,000, an increase in maintenance costs of approximately $180,000 and an increase in utility costs of approximately $325,000. Hotel expenses as a percentage of hotel revenues were 59.0% in 2005 and 59.9% in 2004.

Depreciation expense of approximately $12.3 million in 2005 increased approximately $2.2 million, or 21.8%, as compared to approximately $10.1 million in 2004, primarily due to an increase in depreciation expense related to our hotel acquisitions.

Property taxes, rental expense and insurance of approximately $5.4 million in 2005 increased approximately $1.1 million, or 25.6%, as compared to approximately $4.3 million in 2004, primarily due to a net increase in property taxes, rental expense and insurance of approximately $975,000 related to our hotel acquisitions and an increase in same-store property taxes, rental expense and insurance of approximately $80,000.

General and administrative expenses of approximately $2.2 million in 2005 increased approximately $400,000, or 22.2%, as compared to $1.8 million in 2004, primarily due to an increase of approximately $130,000 in non- cash stock-based compensation and an increase of approximately $230,000 in payroll and related benefits.

Operating Income

For 2005, we recorded operating income of approximately $17.5 million as compared to operating income of approximately $11.9 million in 2004. The principal components of the change in operating income for 2005 as compared to 2004 was an increase in same-store revenues of approximately $6.0 million, an increase in operating income related to our hotel acquisitions of approximately $2.6 million, an increase in other revenue of approximately $250,000, partially offset by an increase in same-store hotel expenses of approximately $3.0 million and an increase in general and administrative expenses of approximately $400,000.

Comparison of the Company's operating results for the nine months ended September 30, 2005 and 2004.

Revenues

Hotel revenues of approximately $250.3 million in 2005 increased approximately $62.1 million, or 33.0%, as compared to approximately $188.2 million in 2004. After eliminating net revenues of approximately $45.6 million related to our hotel acquisitions for 2005 and 2004, our same-store hotel revenues increased by approximately $16.5 million in 2005 as compared to 2004. This increase was primarily due to a same-store RevPAR increase of 10.4%, driven by a 6.5% increase in our ADR from $79.55 to $84.73, and an increase of 250 basis points in occupancy to 71.8%.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



Other revenue of $595,000 in 2005 increased approximately $270,000, or 82.6%, as compared to $327,000 in 2004. This increase was primarily due to an increase in joint-venture income.

Operating Expenses

Hotel expenses of approximately $146.0 million in 2005 increased approximately $33.3 million, or 29.5%, as compared to approximately $112.7 million in 2004. After eliminating net expenses of approximately $24.3 million related to our hotel acquisitions for 2005 and 2004, our same-store hotel expenses increased by approximately $9.0 million in 2005 as compared to 2004. This increase was primarily due to an increase in payroll and related benefits of approximately $2.4 million, an increase in franchise fees, management fees and loyalty programs of approximately $2.7 million, an increase in expense of approximately $930,000 related to enhanced complimentary hot breakfasts, an increase in travel agent commissions and credit card fees of approximately $910,000, an increase in high-speed interest access of approximately $375,000, an increase in maintenance costs of approximately $460,000 and an increase in utility costs of approximately $895,000. Hotel expenses as a percentage of hotel revenues were 58.3% in 2005 and 59.9% in 2004.

Depreciation expense of approximately $35.2 million in 2005 increased approximately $6.2 million, or 21.4%, as compared to approximately $29.0 million in 2004, primarily due to an increase in depreciation expense related to our hotel acquisitions.

Property taxes, rental expense and insurance of approximately $16.1 million in 2005 increased approximately $3.2 million, or 24.8%, as compared to approximately $12.9 million in 2004, primarily due to a net increase in property taxes, rental expense and insurance of approximately $2.6 million related to our hotel acquisitions and an increase in same-store property taxes, rental expense and insurance of approximately $570,000.

General and administrative expenses of approximately $6.9 million in 2005 increased approximately $1.1 million, or 19.0%, as compared to $5.8 million in 2004, primarily due to an increase of approximately $570,000 in non-cash stock-based compensation, an increase of approximately $695,000 in payroll and related benefits, partially offset by decreases in franchise taxes and professional fees of approximately $150,000 and severance and relocation expenses of approximately $155,000.

Loss on impairment of hotels of approximately $2.1 million in 2005 relates to a non-cash impairment charge for one hotel based on the estimated net realizable value of the hotel over its remaining estimated holding period. The hotel is approximately 20 years old.

Operating Income

For 2005, we recorded operating income of approximately $44.5 million as compared to operating income of approximately $28.1 million in 2004. The principal components of the change in operating income for 2005 as compared to 2004 was an increase in same-store revenues of approximately $16.5 million, an increase in operating income related to our hotel acquisitions of approximately $11.9 million, an increase in other revenue of approximately $270,000, partially offset by an increase in same-store hotel expenses of approximately $9.0 million, an increase in same-store property taxes, rental expense and insurance of approximately $570,000, an increase in general and administrative expenses of approximately $1.1 million and an impairment loss of approximately $2.1 million.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


LIQUIDITY AND CAPITAL RESOURCES

Equity Inns' principal source of cash to meet our operating requirements, including distributions to our shareholders and repayments of indebtedness, is from our hotels' results of operations. For the nine months ended September 30, 2005, net cash flows provided by our operating activities were approximately $61.5 million. We currently expect that our operating cash flows will be sufficient to fund our continuing operations, including our required debt service obligations and distributions to shareholders required to maintain our REIT status. We expect to fund any short-term liquidity requirements above our operating cash flows through short- term borrowings under our Line of Credit. In June 2005, we entered into an amended and restated Line of Credit for $125.0 million, subject to certain restrictions. Borrowings under our Line of Credit bear interest at LIBOR plus 1.62% to 3.0% per annum as determined by our quarterly leverage, and this new facility matures in June 2008 but may be extended at our option for an additional year. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a test for dividend payouts, a fixed charge test and a leverage test, among other covenants. At September 30, 2005, we were in compliance with all covenants required by our Line of Credit. At September 30, 2005, the interest rate on our Line of Credit was LIBOR (3.87% at September 30, 2005) plus 2.00%, and we had the ability to borrow an additional $25.9 million under this facility. This amended and restated Line of Credit replaced our existing $110.0 million Line of Credit. Additionally, at September 30, 2005, we had approximately $8.7 million of cash and cash equivalents.

We may make additional investments in hotel properties and may incur indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Internal Revenue Code of 1986 to the extent that working capital and cash flows from our investments are insufficient to make such distributions. Our Board has adopted a policy limiting aggregate indebtedness to 45% of our investment in hotel properties, at cost, after giving effect to our use of proceeds from any indebtedness. This policy may be amended at any time by the Board without shareholder vote. Our consolidated indebtedness was 42.4% of our investment in hotels, at original cost, at September 30, 2005.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

The following details our debt outstanding at September 30, 2005 and December 31, 2004 (dollars in thousands):

                                 Principal Balance                                         Collateral   Net Book
                             --------------------           Interest                          # of      Value at
                             9/30/05     12/31/04             Rate            Maturity       Hotels     12/31/04
                             --------    --------     ---------------------   ---------    ----------   --------
   Commercial Mortgage
     Bonds
     Class A                 $      -    $      -     6.83%        Fixed      Nov 2006
     Class B                   39,840      45,802     7.37%        Fixed      Dec 2015
     Class C                   10,000      10,000     7.58%        Fixed      Feb 2017
                             --------    --------
                               49,840      55,802                                              18      $  98,167

   Line of Credit              98,500      72,000     LIBOR plus
                                                      Percentage   Variable   June 2008        23        211,528
   Mortgage                    87,941      89,318     8.37%        Fixed      July 2009        19        151,967
   Mortgage                    64,952      65,823     8.25%        Fixed      Nov 2010         16        101,659
   Mortgage                    33,663      34,089     8.25%        Fixed      Nov 2010          8         53,625
   Mortgage                    10,429      10,652     LIBOR plus
                                                      285 pts.     Variable   Aug 2008          1         14,656
   Mortgage                     2,731       2,811     6.00%        Fixed      May 2008          1          6,625
   Mortgage                     3,171       3,320     6.37%        Fixed      Nov 2016          1          7,783
   Mortgage                     6,203       6,276     8.70%        Fixed      Nov 2010          1         10,607
   Mortgage                     4,192       4,268     7.97%        Fixed      Oct 2007          1          7,180
   Mortgage                     5,165       5,258     7.97%        Fixed      Oct 2007          1          8,002
   Mortgage                     4,375       4,457     7.10%        Fixed      Sept 2008         1          9,020
   Mortgage                     3,721       3,787     8.04%        Fixed      Nov 2007          1          6,802
   Mortgage                     5,185       5,276     8.04%        Fixed      Nov 2007          1          7,861
   Mortgage                     3,111       3,160     9.375%       Fixed      April 2007        1          6,396
   Mortgage                     3,329       3,381     9.375%       Fixed      April 2007        1          6,599
   Mortgage                     5,056       5,145     8.04%        Fixed      Nov 2007          1          6,529
   Mortgage                     3,883       3,938     9.375%       Fixed      April 2007        1          7,338
   Mortgage                     3,798       3,854     9.05%        Fixed      May 2007          1          9,364
   Mortgage                     5,879       5,958     5.83%        Fixed      July 2014         1          9,502
   Mortgage                    39,664      40,508     5.64%        Fixed      Nov 2014          5         73,805
   Mortgage                     5,617       5,700     5.39%        Fixed      Dec 2014          1         10,763
   Mortgage                     3,134           -     9.02%        Fixed      June 2024         1              -
   Mortgage                     4,000           -     7.18%        Fixed      April 2023        1              -
   Mortgage                     4,773           -     7.10%        Fixed      Sept 2008         1              -
   Mortgage                     4,367           -     7.97%        Fixed      Oct 2007          1              -
   Mortgage                     3,320           -     7.97%        Fixed      Oct 2007          1              -
   Mortgage                     5,597           -     7.07%        Fixed      Jan 2008          1              -
   Trust Preferred             50,000           -     6.93%        Fixed      July 2035         -            N/A
                             --------    --------                                             ---       --------
                              525,596     434,781                                             111       $825,778
                                                                                              ===       ========
   Unamortized Mortgage
     Note Premium               5,979       4,402
                             --------    --------
                             $531,575    $439,183
                             ========    ========

For the nine months ended September 30, 2005 and 2004, interest expense, net of approximately $26.0 million in 2005 increased approximately $4.9 million, or 23.2%, as compared to approximately $21.1 million in 2004. This increase was primarily due to an increase in average borrowings from $355.9 million to $465.3 million related to increased borrowings for our hotel acquisitions, partially offset by a reduction in the weighted average interest rate from 7.63% to 7.04%. At September 30, 2005, our debt maturities have an average life of 6.9 years and a weighted average interest rate of 6.90%.

In June 2005, we issued $50.0 million in trust preferred securities in a private placement that will mature in July 2035. The trust preferred securities bear interest at 6.93% per annum for five years and then float thereafter at LIBOR plus 2.85%. Interest on the trust preferred securities is due quarterly. We have the ability to prepay the trust preferred securities after July 2010 without penalty. We used the proceeds from the issuance of the trust preferred securities to repay outstanding borrowings under our Line of Credit.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



During the nine months ended September 30, 2005, we incurred approximately $245,000 in fees associated with an unsecured debt offering that has been indefinitely postponed due to market conditions. These fees were recorded as a component of interest expense, net in the accompanying condensed consolidated statements of operations.

During the nine months ended September 30, 2005, we purchased 15 hotels for approximately $129.9 million related to previously announced acquisitions. The hotels were purchased from several hotel developers. These hotels represent a combined 1,494 rooms and have an average age of approximately seven years. We funded these acquisitions primarily through $28.6 million in net cash proceeds from a March 2005 issuance of our common stock, the issuance of approximately 300,000 Partnership units valued at approximately $3.8 million, the assumption of approximately $28.1 million in secured long-term debt and approximately $69.4 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note premium of approximately $2.7 million to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

During the nine months ended September 30, 2005, we sold three hotels for approximately $9.0 million, including approximately $6.9 million in cash (after selling costs of approximately $400,000) and the assumption of a $1.7 million note receivable. The note receivable bears interest at 6.5% for five years and 7.5% thereafter until maturity on September 30, 2012. The note receivable is on a twenty-year amortization schedule, and principal and interest is due monthly with a balloon payment due at maturity. We utilized the net proceeds to pay down existing long-term debt.

For the nine months ended September 30, 2005, we invested approximately $24.9 million to fund capital improvements in our hotels, including replacement of carpets, drapes, furniture and equipment, renovation of common areas and improvements of hotel exteriors. We expect to fund an aggregate of approximately $30.0 million in 2005 for capital improvements, of which approximately $13.0 million will be used for major refurbishment projects at six hotels. We intend to fund such improvements out of our cash flows from operations, current cash balances and borrowings under our Line of Credit. Under our franchise agreements, we are periodically required to make capital improvements in order to maintain our brand standards. Additionally, under certain of our loan covenants, we are generally obligated to fund 4% of total hotel revenues per quarter on a cumulative basis, to a separate room renovation account for replacement of furniture, fixtures and equipment, maintenance, and capital improvements for our hotels. For 2005, we expect that amounts expended will exceed, in the aggregate, the amounts required under our loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts. We currently have one lender that could require us to deposit approximately $1.0 million into an escrow account, but the lender has thus far decided not to trigger the escrow funding based on our future capital improvement plans for the individual hotels.

During late 2004, we experienced significant hurricane damage at one of our hotels located in Jacksonville Beach, Florida. This hotel was subsequently repaired and became operational in late January 2005. The total cost of the hurricane loss is estimated to be approximately $4.2 million, and we are currently working with our insurance carrier in processing this claim. Based on the total estimated project cost, the estimated net insurance proceeds and the estimated net book value of the assets destroyed, we expect to record a net gain on insurance proceeds upon the conclusion of the processed claim. This gain will be recorded upon receipt of the net insurance proceeds and closure of the insurance claim.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued




During 2004, we purchased 20 hotels for approximately $192.9 million related to previously announced acquisitions. The hotels were purchased from three hotel developers. These hotels represent a combined 1,871 rooms and had an average age of approximately five years at date of acquisition. Of the 20 hotels purchased, 13 hotels are managed by McKibbon Hotel Management, Inc., five hotels are managed by Hospitality Group, Inc. and two hotels are managed by Gateway Lodging Company, Inc. We funded these acquisitions primarily through $74.6 million in net cash proceeds from April 2004 and October 2004 issuances of our common stock, the issuance of approximately 325,000 Partnership units valued at approximately $3.2 million, the assumption of approximately $54.1 million in secured long-term debt, the issuance of approximately $40.6 million in secured long-term debt and approximately $20.4 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note premium of approximately $4.9 million to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

During the nine months ended September 30, 2004, we sold three hotels for approximately $10.9 million, including approximately $9.1 million in cash (after selling costs of approximately $980,000) and an increase to an existing note receivable of $800,000. We utilized the net proceeds to pay down existing long-term debt.

In 2003, we entered into an interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2008. The agreement effectively fixes the interest rate on the first $25.0 million of floating rate debt outstanding under our Line of Credit at a rate of 3.875% per annum plus the interest rate spread on our Line of Credit, or 5.875% at September 30, 2005, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

In 2003, we entered into an additional interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2006. The agreement effectively fixes the interest rate on the second $25.0 million of floating rate debt outstanding under our Line of Credit at a rate of 3.22% per annum plus the interest rate spread on our Line of Credit, or 5.22% at September 30, 2005, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

REITs are subject to a number of organizational and operational requirements. For example, for federal income tax purposes, we are required to pay distributions of at least 90% of our taxable income to shareholders. We intend to pay these distributions from operating cash flows. During the nine months ended September 30, 2005, our Partnership distributed an aggregate of approximately $23.4 million to its limited partners, or $.43 per unit (including approximately $22.8 million of distributions to the Company to fund distributions to our shareholders of $.43 per share). Additionally, during the nine months ended September 30, 2005, we distributed approximately $5.7 million in dividends related to our 8.75% Series B preferred stock. We expect to make future quarterly distributions to our shareholders. The amount of our future distributions will be based upon quarterly operating results, economic conditions, capital requirements, the

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



Internal Revenue Code's annual distribution requirements, leverage restrictions imposed by our Line of Credit and other factors which our Board deems relevant.

We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional debt and equity securities of the Company, or, in connection with acquisitions of hotel properties, the issuance of Partnership units. Under our Partnership's limited partnership agreement, subject to certain holding period requirements, holders of units in our Partnership have the right to require the Partnership to redeem their units. During the nine months ended September 30, 2005, approximately 348,000 units were tendered for redemption. Under the Partnership agreement, we have the option to redeem units tendered for redemption on a one-for-one basis for shares of common stock or for an equivalent amount of cash. We redeemed approximately 325,000 units for cash and approximately 23,000 units using our common stock.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



The following reconciliation of net income applicable to common shareholders to FFO, illustrates the difference in these measures of operating performance (in thousands):

                                                     For the Three Months Ended       For the Nine Months Ended
                                                           September 30,                    September 30,
                                                     --------------------------      ---------------------------
                                                        2005          2004              2005           2004
                                                       -------       -------           -------        -------
Net income (loss) applicable to common
    shareholders                                       $ 6,724       $ 2,521           $11,705        $   818

Add (subtract):
    (Gain) loss on sale of hotel properties               (625)            -              (625)           320
    Minority interests (income) expense                    192            97               311             53
    Depreciation                                        12,298        10,061            35,232         28,991
    Depreciation from discontinued operations               37           201               250            605
                                                       -------       -------           -------        -------

Funds From Operations (FFO) (1)                        $18,626       $12,880           $46,873        $30,787
                                                       =======       =======           =======        =======

Weighted average number of diluted common
    shares and Partnership units outstanding            55,393        46,709            54,774         45,663
                                                       =======       =======           =======        =======

(1) For the nine months ended September 30, 2005, FFO includes (i) approximately $245,000 in fees associated with an unsecured debt offering that has been indefinitely postponed due to market conditions, and (ii) a $3.5 million non-cash impairment loss related to two hotels.

MANAGEMENT CONTRACTS

Our management agreements with Hyatt, which purchased the AmeriSuites brand in January 2005 from the Blackstone Group, which purchased the brand from Prime Hospitality Corporation in October 2004, are structured to provide the TRS Lessees minimum net operating income at each of our 18 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of our 18 AmeriSuites hotels. As the manager, Hyatt's subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, as defined, to a maximum of 6.5% of gross hotel revenues. If the management fee calculation exceeds 6.5% of gross hotel revenues, Hyatt's subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Hyatt's subsidiaries are required to contribute the greater of a predetermined minimum return or the net operating income plus 25% of the shortfall between the threshold amount and the net operating income of the hotel. We record all shortfall contributions as a reduction of base management fees, which are included as a component of direct hotel expenses in our accompanying condensed consolidated statements of operations, when all contingencies related to such amounts have been resolved. In May 2003, we updated our current franchise contracts and management agreements with Hyatt's subsidiaries for all of our AmeriSuites hotels. The minimum net operating income guarantee agreements were not extended beyond their original terms and are set to expire in 2007 and 2008. Under the new agreements, we extended the existing franchise agreements to 2028 and the management agreements to 2010, as long as Hyatt continues to be in compliance with the minimum net operating income guarantees in the original agreements. For the three and nine months ended September 30, 2005 and 2004, we recorded approximately $385,000 and $395,000, respectively, and $2.5 million and $2.9 million, respectively, in minimum income guarantees from Hyatt as a reduction of our base management fee expense in the accompanying condensed consolidated statements of operations.

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

     Investment in Hotel Properties

     We record an impairment charge when we believe an investment in a hotel has been impaired such that future undiscounted cash flows would not recover the book basis of the hotel property, or the hotel is being held for sale. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby possibly requiring an impairment charge in the future. During the nine months ended September 30, 2005, we recorded a $3.5 million non-cash impairment loss related to two hotels in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," based on the estimated net realizable value of the hotels over their remaining estimated holding periods. One of the hotels, a 117-room Hampton Inn located in Memphis, Tennessee, was sold in August 2005 for its approximate carrying value of $2.0 million (including the assumption of a $1.7 note receivable). The note receivable bears interest at 6.5% for five years and

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


     7.5% thereafter until maturity on September 30, 2012. The note receivable is on a twenty-year amortization schedule, and principal and interest is due monthly with a balloon payment due at maturity. The $1.4 million non-cash impairment loss related to this hotel has been reclassified, along with operations for all periods presented, to discontinued operations. Both hotels are approximately 20 years old.

     We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete their due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three and nine months ended September 30, 2005 and 2004, we did not realize any losses on impairments of hotels held for sale, other than the $1.4 million non-cash impairment loss reclassified as discussed above. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

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

OTHER DEVELOPMENTS

Acquisitions

During the nine months ended September 30, 2005, we purchased 15 hotels for approximately $129.9 million related to previously announced acquisitions. The hotels were purchased from several hotel developers. These hotels represent a combined 1,494 rooms and have an average age of approximately seven years. We funded these acquisitions primarily through $28.6 million in net cash proceeds from a March 2005 issuance of our

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



common stock, the issuance of approximately 300,000 Partnership units valued at approximately $3.8 million, the assumption of approximately $28.1 million in secured long-term debt and approximately $69.4 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note premium of approximately $2.7 million to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

The hotel acquisitions that we completed for the nine months ended September 30, 2005 are as follows:

            Hotel                             Location                    Rooms        Date Acquired
   -------------------------           -----------------------            -----      ------------------
   Hilton Garden Inn                   Fort Myers, Florida                 126       March 1, 2005
   Residence Inn by Marriott           Jacksonville, Florida                78       March 9, 2005
   Courtyard by Marriott               Bowling Green, Kentucky              93       April 29, 2005
   Courtyard by Marriott               Jacksonville, Florida                81       May 2, 2005
   Hampton Inn by Hilton               Orlando, Florida                    170       June 1, 2005
   Residence Inn by Marriott           Sarasota, Florida                    78       June 13, 2005
   Courtyard by Marriott               Sarasota, Florida                    81       June 16, 2005
   Residence Inn by Marriott           Ft. Myers, Florida                   78       June 16, 2005
   Hampton Inn & Suites                Franklin, Tennessee                 127       July 1, 2005
   Hampton Inn by Hilton               Urbana, Illinois                    130       September 2, 2005
   Hampton Inn by Hilton               East Lansing, Michigan               86       September 2, 2005
   Hampton Inn by Hilton               Grand Rapids, Michigan               84       September 2, 2005
   SpringHill Suites                   Grand Rapids, Michigan               76       September 2, 2005
   Hampton Inn by Hilton               Peabody, Massachuetts               121       September 30, 2005
   Homewood Suites by Hilton           Peabody, Massachuetts                85       September 30, 2005

Common Stock Offering

On March 4, 2005, we completed an offering of approximately 2.7 million shares of common stock for net proceeds of approximately $28.6 million. The proceeds were used for identified acquisitions and to repay indebtedness under our Line of Credit.

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

Long-Lived Asset Impairments and Hotel Sales

During the nine months ended September 30, 2005, we recorded a $3.5 million non-cash impairment loss related to two hotels in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long- Lived Assets," based on the estimated net realizable value of the hotels over their remaining estimated holding periods. One of the hotels, a 117-room Hampton Inn located in Memphis, Tennessee, was sold in August 2005 for its approximate carrying value of $2.0 million (including the assumption of a $1.7 million note receivable). The note receivable bears interest at 6.5% for five years and 7.5% thereafter until maturity on September 30,

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


2012. The note receivable is on a twenty-year amortization schedule, and principal and interest is due monthly with a balloon payment due at maturity. The $1.4 million non-cash impairment loss related to this hotel has been reclassified, along with operations for all periods presented, to discontinued operations. Both hotels are approximately 20 years old.

During late 2004, we recorded a non-cash charge for impairment of approximately $1.9 million in accordance with SFAS No. 144, based on the estimated net realizable value of a hotel held for sale. This hotel was subsequently sold in January 2005 for its approximate carrying value of $3.8 million (after selling costs of approximately $100,000). The hotel sold was a 123-room Hampton Inn located in Birmingham, Alabama. The age of the hotel was approximately 18 years.

Subsequent Events

On November 1, 2005, we completed the acquisition of a 145-room Courtyard hotel located in Carlsbad, California, for approximately $22.0 million, including the assumption of approximately $15.8 million in secured long-term debt.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to certain financial market risks, the most predominant of which is the fluctuation in interest rates. At September 30, 2005, our exposure to market risk for a change in interest rates is related to our debt outstanding under the Line of Credit and one of our mortgage loans secured by one of our hotels. Total debt outstanding under these two debentures totaled approximately $108.9 million at September 30, 2005. Our $50.0 million in trust preferred securities bear interest at a fixed rate of 6.93% per annum until 2010 and then bear interest at LIBOR plus 2.85% per annum thereafter. Our remaining indebtedness bears interest at fixed rates. As discussed below, we do maintain two interest rate swap agreements for a combined notional amount of $50.0 million. The Company does not enter into derivative or interest rate transactions for speculative purposes.

Our Line of Credit bears interest at a variable rate of LIBOR plus 1.62% to 3.0% per annum as determined by our quarterly leverage. At September 30, 2005, our interest rate on our Line of Credit was LIBOR (3.87% at September 30, 2005) plus 2.00%. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings under our Line of Credit through the use of interest rate swaps, in order to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. We also regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuation.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



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

Our Line of Credit matures in June 2008, but may be extended at our option for an additional year. As discussed above, our Line of Credit bears interest at variable rates, and therefore, cost approximates market value. At September 30, 2005, the fair value of our interest rate swaps was an asset of approximately $750,000.

Our operating results are affected by changes in interest rates, primarily as a result of our borrowings under the Line of Credit. If interest rates increased by 60 basis points, our interest expense would have increased by approximately $145,000, based on balances outstanding during the nine months ended September 30, 2005.

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

There has been no additional change in the Company's internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various legal actions arising in the ordinary course of business. Management does not believe that any of the pending actions will have a material adverse effect on our business, financial condition or results of operations.

ITEM 6.  EXHIBITS

(a) Exhibits:

      3.1(a) Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on October 23, 1997)

      3.1(b) Articles of Amendment to the Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on May 28, 1998)

      3.1(c) Articles of Amendment to the Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 4.1(d) to the Company's Registration Statement on Form 8-A12B (Registration No. 01-12073) filed with the SEC on July 7, 2003, as amended on August 7, 2003)

      3.2      By-Laws of the Registrant (incorporated by reference to Exhibit
               3.2 to the Company's Registration Statement on Form S-11 (Registration No. 33-73304)

      4.1(a) Form of Share Certificate for the Company's Common Stock, $.01 par value (incorporated by reference to Exhibit 4.1 to the Company's Registration on Form S-11 (Registration No. 33- 73304)

      4.1(b) Form of Share Certificate for the Company's 8.75% Series B Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 11, 2003)

      4.2(a) Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to
               Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 24, 1997 (Registration No. 01-12073) filed with the SEC on July 10, 1997)

      4.2(b) Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on June 24, 1998)

      4.2(c) Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.2(c) of the Company's Annual
               Report on Form 10-K for the year ended December 31, 2003)

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



                               Equity Inns, Inc.



November 9, 2005               By:  /s/J. Mitchell Collins
----------------               -------------------------------------------------
     Date                      J. Mitchell Collins
                               Executive Vice President, Chief Financial Officer
                               (Principal Financial and Accounting Officer),
                               Secretary and Treasurer

                                INDEX OF EXHIBITS


Exhibits

Number     Description

3.1(a) Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on October 23,
           1997)

3.1(b) Articles of Amendment to the Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on May 28, 1998)

3.1(c) Articles of Amendment to the Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 4.1(d) to the Company's Registration Statement on Form 8-A12B (Registration No. 01-12073) filed with the SEC on July 7, 2003, as amended on August 7,
           2003)

3.2 By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (Registration No. 33-73304)

4.1(a) Form of Share Certificate for the Company's Common Stock, $.01 par value (incorporated by reference to Exhibit 4.1 to the Company's Registration on Form S-11 (Registration No. 33-73304)

4.1(b) Form of Share Certificate for the Company's 8.75% Series B Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit
           4.1 to the Company's Current Report on Form 8-K filed on August 11,
           2003)

4.2(a) Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 24, 1997 (Registration No. 01-12073) filed with the SEC on July 10, 1997)

4.2(b) Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on June 24, 1998)

4.2(c) Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.2(c) of the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

31.1       Rule 13a-14(a) Certification of Howard A. Silver

31.2       Rule 13a-14(a) Certification of J. Mitchell Collins

32.1       Section 1350 Certification of Howard A. Silver

32.2       Section 1350 Certification of J. Mitchell Collins