Form 10-K
period 2005-12-31
EQUITY INNS INC
filed 2006-03-15
CIK 916530

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
Commission File Number 01-12073
EQUITY INNS, INC.
(Exact Name of Registrant as Specified in its Charter)

Tennessee	62-1550848

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
7700 Wolf River Boulevard, Germantown, Tennessee 38138
(Address of Registrant’s Principal Executive Office) (Zip Code)
(901) 754-7774
(Registrant’s Telephone Number, Including Area Code)

Title of Each Class	Name of Exchange on Which Registered
Securities registered pursuant to Section 12(b) of the Act:
8.75% Series B Cumulative Preferred Stock, $.01 par value	New York Stock Exchange
8.00% Series C Cumulative Preferred Stock, $.01 par value	New York Stock Exchange
Common Stock, $.01 par value	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐       Accelerated Filer ☑       Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
Aggregate market value of voting stock and non-voting common stock held by nonaffiliates of the registrant as of June 30, 2005: $697,123,557.
Number of shares of Common Stock, $.01 par value, outstanding as of March 10, 2006: 54,429,850
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for its 2006 Annual Meeting of Shareholders to be held on May 11, 2006 (the “Proxy Statement”) are incorporated by reference into Part III of this Report.
Exhibit Index beginning on Page 93.

EQUITY INNS, INC
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2005

PART I
Throughout this Form 10-K, the words “Company”, “Equity Inns”, “we”, “our”, and “us” refer to Equity Inns, Inc., a Tennessee corporation, and its consolidated subsidiaries, unless otherwise stated or the context requires otherwise.
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, “may”, “believes”, “estimates”, “projects”, “plans”, “intends”, “will”, “anticipates”, “expects” and words of similar import. Such forward-looking statements relate to future events, the future financial performance of our Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following: the ability of the Company to cope with domestic economic and political disruption and Federal and state governmental regulations or war, terrorism, states of emergency or similar activities; risks associated with debt financing; risks associated with the hotel and hospitality industry; the ability of the Company to successfully implement our operating strategy; availability of capital; changes in economic cycles; competition from other hospitality companies; and changes in the laws and government regulations applicable to us. Readers should specifically consider the various factors identified, or incorporated by reference in this report including, but not limited to those discussed in Item 1A to this report and in any other documents filed by us with the Securities and Exchange Commission (“SEC”) that could cause actual results to differ from those implied by the forward-looking statements. We undertake no obligation and do not intend to publicly update or revise any forward-looking statements contained herein to reflect future events or developments, whether as a result of new information, future events or otherwise.
ITEM 1. BUSINESS
(a) General Development of Business
Equity Inns is a Memphis-based, self-advised hotel real estate investment trust (“REIT”) primarily focused on the upscale extended stay, all-suite, midscale limited service and full service segments of the hotel industry. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the “Trust”), is the sole general partner of Equity Inns Partnership, L.P. (the “Partnership”) and at December 31, 2005 owned an approximate 97.5% interest in the Partnership. The Partnership and its affiliates lease all of our hotels to wholly-owned taxable REIT subsidiaries of the Company (the “TRS Lessees”).
(b) Narrative Description of Business
We commenced operations on March 1, 1994 upon completion of our initial public offering and the simultaneous acquisition of eight Hampton Inn hotels with a total of 995 rooms. Since then, we have grown with a focus on both geographic and brand diversity. We believe that diversity in our asset portfolio reduces operational variance from year-to-year and results in less volatility as compared to the overall hotel industry.
At December 31, 2005, we owned 123 hotel properties with a total of 14,788 rooms located in 36 states. In order to qualify as a REIT, we cannot operate hotels. Therefore, our hotels are leased to our TRS Lessees and are managed by unrelated third parties. By maintaining these leases through our TRS Lessees, we realize the economic benefits and risks of operating these hotels and report all hotel revenues and expenses in our accompanying consolidated statements of operations.
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
The diversity of our portfolio is such that, at December 31, 2005, no individual hotel exceeded 1.7% of the total rooms in the portfolio. Our geographical distribution and franchise diversity is illustrated by the following charts.
Brand Diversity

	Number of	Number of
Brand Affiliation	Hotels	Rooms/Suites
Midscale Limited Service Hotels:
Hampton Inn (1)	51	6,344
Comfort Inn (4)	1	104

Sub-total	52	6,448

Upscale Extended Stay Hotels:
Residence Inn (2)	20	2,063
Homewood Suites (1)	10	1,380

Sub-total	30	3,443

All-Suite Hotels:
AmeriSuites (3)	18	2,291
Hampton Inn & Suites (1)	2	288
SpringHill Suites (2)	2	164

Sub-total	22	2,743

Full Service Hotels:
Courtyard (2)	12	1,182
Hilton Garden Inn (1)	2	238
Comfort Inn (4)	1	177
Holiday Inn (5)	4	557

Sub-total	19	2,154
Total	123	14,788

Franchise Affiliation
(1)	Hilton Hotels Corporation

(2)	Marriott International, Inc.

(3)	Hyatt Corporation, which purchased the AmeriSuites brand from the Blackstone Group in January 2005, which purchased the brand from Prime Hospitality Corporation in October 2004

(4)	Choice Hotels International, Inc.

(5)	Intercontinental Hotels Group, PLC

Geographical Diversity

	Number of	Number of	Percentage of
State	Hotels	Rooms/Suites	Rooms/Suites
Alabama	3	337	2.3%
Arizona	4	495	3.3%
Arkansas	1	123	0.8%
California	1	145	1.0%
Colorado	3	356	2.4%
Connecticut	3	405	2.7%
Florida	21	2,381	16.1%
Georgia	7	656	4.4%
Idaho	1	104	0.7%
Illinois	4	629	4.3%
Indiana	2	255	1.7%
Kansas	2	260	1.8%
Kentucky	2	205	1.4%
Louisiana	1	128	0.9%
Maryland	2	244	1.6%
Massachusetts	2	206	1.4%
Michigan	6	645	4.4%
Minnesota	2	248	1.7%
Missouri	2	242	1.6%
Nebraska	1	80	0.5%
Nevada	1	202	1.4%
New Jersey	3	424	2.9%
New Mexico	1	128	0.9%
New York	1	154	1.0%
North Carolina	6	679	4.6%
Ohio	6	736	5.0%
Oklahoma	1	135	0.9%
Oregon	1	168	1.1%
Pennsylvania	2	249	1.7%
South Carolina	3	404	2.7%
Tennessee	12	1,289	8.7%
Texas	7	1,015	6.9%
Vermont	2	200	1.4%
Virginia	2	245	1.6%
Washington	1	161	1.1%
West Virginia	4	455	3.1%

Totals	123	14,788	100.0%

We believe that geographic diversity helps to limit our exposure to any one market. The following table illustrates our geographic presence by the number of rooms at December 31, 2005:

Region
East North Central	15.3%
East South Central	12.4%
Middle Atlantic	5.6%
Mountain	8.7%
New England	5.5%
Pacific	3.2%
South Atlantic	34.2%
West North Central	5.6%
West South Central	9.5%
At December 31, 2005, we owned over 5,000 hotel rooms or approximately 34% of our total hotel rooms in the South Atlantic region of the United States, which includes approximately 2,400 hotel rooms or approximately 16% of our total hotel rooms in the state of Florida.
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
Hampton Inn by Hilton:
A premier midscale without food and beverage hotel chain with over 1,000 locations. Rated the #1 midprice hotel without food and beverage by Business Travel News in 2005.
Residence Inn by Marriott:
A premier upscale extended stay hotel, focusing on extended stay, corporate transient and family travelers. Rated the #2 extended stay hotel brand by Business Travel News in 2005.
Courtyard by Marriott:
An upscale full service hotel designated as the hotel designed by business travelers for business travelers. Rated the #1 midprice hotel with food and beverage by Business Travel News in 2005.
AmeriSuites by Hyatt:
An upscale all-suite hotel, billed as America’s most affordable all-suite hotel.

Over 95% of our hotels are branded by Marriott, Hilton and Hyatt, which provide national marketing support and frequent stay programs that continue to drive additional revenue. We believe that better brands generate RevPAR premiums over their peers and focusing on these premium brands is another factor in our strategy to limit risk in the volatility of our hotel portfolio.
In order to qualify as a REIT, we cannot operate hotels and, consequently, we outsource the management of our hotels to leading independent management companies. By utilizing third-party managers with relatively short-term contracts that provide for incentive management fees based on operating results, we believe that we have better control over the operating results of our hotels. At December 31, 2005, our hotel managers are as follows:

Number of Hotels
Interstate Hotels & Resorts, Inc.	46
Hyatt Corporation	18
McKibbon Hotel Group	18
Hilton Hotels Corporation	15
Other (9)	26

123

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
EMPLOYEES
At December 31, 2005, we employed, through a wholly-owned subsidiary, 19 employees.
COMPETITION
The hotel industry is highly competitive with various participants competing on the basis of price, level of service and geographic location. Each of our hotels is located in a developed area that includes other hotel properties. Many of our management agreements do not have restrictions on the ability of our management companies to convert, franchise or develop other hotel properties in our markets. As a result, our hotels in a given market sometimes compete with other hotels that our managers may own, invest in, manage or franchise. The number of competitive hotel properties in a particular area could have a material adverse effect on the occupancy, average daily rate (“ADR”) and RevPAR of our hotels or at hotel properties that we acquire in the future. We believe that brand recognition, location, the quality of the hotel, consistency of services provided, supply of rooms in the market and price are the principal competitive factors affecting our hotels.

FRANCHISE AGREEMENTS
A part of our asset management program is the licensing of all of our hotels under nationally franchised brands. We believe that the public’s perception of quality associated with a franchisor is an important feature in the operation of a hotel. We also believe that franchised properties generally have higher levels of RevPAR than unfranchised properties due to access to national reservation systems and national advertising and marketing programs provided by franchisors. Our franchise agreements generally have initial terms ranging from 10 to 25 years and expire beginning in 2006 through 2028. Franchise renewal procedures are currently underway for several of our hotels.
We are also committed to franchisors to make certain capital improvements to our hotels, which will be funded primarily through our operating cash flows. We made capital improvements of approximately $31.1 million to our hotels in 2005. In 2006, we expect to fund approximately $35.0 million to $40.0 million of capital improvements to our hotels, with approximately $17.0 million representing major refurbishment projects to 12 of our hotels.
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
•	no more than 20% of our assets may consist of securities of our TRS Lessees;

•	the tax deductibility of interest paid or accrued by our TRS Lessees to us is limited; and

•	a 100% excise tax is imposed on non-arm’s length transactions between TRS Lessees and us or our tenants.
ENVIRONMENTAL MATTERS
Under various Federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. These laws may impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, certain environmental laws and common law principles could be used to impose liability for release of asbestos-containing materials, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released asbestos-containing materials. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require corrective or other expenditures. In connection with our current or prior ownership or operation of hotels, we may be potentially liable for various environmental costs or liabilities. Although we are currently not aware of any material environmental claims pending or threatened against us, we can offer no assurance that a material environmental claim will not be asserted against us in the future.
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

NAME	POSITION
Phillip H. McNeill, Sr.	Chairman of the Board, Former Chief Executive Officer and Director

Howard A. Silver	Chief Executive Officer, President and Director

J. Mitchell Collins	Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Phillip H. McNeill, Jr.	Executive Vice President of Development

NAME	POSITION
Richard F. Mitchell	Senior Vice President of Asset Management

Edwin F. Ansbro	Senior Vice President of Real Estate

J. Ronald Cooper	Vice President, Controller, Assistant Secretary, and Assistant Treasurer
Phillip H. McNeill, Sr. (age 67) has served as our Chairman of the Board of Directors and Chief Executive Officer since our Company was founded in 1993. In January 2005, Mr. McNeill, Sr. became non-executive Chairman and Mr. Silver assumed the role of Chief Executive Officer. Mr. McNeill, Sr. has been Chairman and President of McNeill Investment Company, Inc. since 1977. From 1963 to 1977, he served in various capacities, including President and Chief Executive Officer with Schumacher Mortgage Company, Inc., a mortgage banking firm and subsidiary of Time, Inc. Mr. McNeill, Sr. has served as President and Director of the Memphis Mortgage Bankers Association and the Tennessee State Mortgage Bankers Association. He has been a past director of National Commerce Financial Corporation (NYSE: NCF) and Interstate Hotels Corporation (NYSE: IHR), a member and Vice Chairman of the Board of Trustees of Rhodes College, a trustee of Wetlands America Trust, Inc. and a member of the Board of Visitors of the University of Memphis. Mr. McNeill, Sr. is the father of Phillip H. McNeill, Jr., our Executive Vice President of Development.
Howard A. Silver (age 51) is our President and Chief Executive Officer, positions he has held since January 2005. From June 1998 until December 2004, Mr. Silver served as our President and Chief Operating Officer. Mr. Silver joined our Company in May 1994 and has served in various capacities, including Executive Vice President of Finance, Secretary, Treasurer and Chief Financial Officer of our Company until June 1998. From 1992 until joining our Company, Mr. Silver served as Chief Financial Officer of Alabaster Originals, L.P., Memphis, Tennessee, a fashion jewelry wholesaler. From 1978 to 1985, Mr. Silver was a certified public accountant with the national accounting firm of Coopers & Lybrand L.L.P., from 1985 to 1987, Mr. Silver served as Vice President of Finance of Fogelman Properties, Inc., Memphis, Tennessee, an apartment management company, and from 1987 to 1992, Mr. Silver was employed as a certified public accountant with the national accounting firm of Ernst & Young. He has been a certified public accountant since 1980. Mr. Silver has been a director of our Company since December 1998. Mr. Silver is a director of Capital Lease Funding, Inc. (NYSE: LSE) (Audit Committee (Chairman), Corporate Governance and Nomination Committee, Investment Committee) and Great Wolf Resorts, Inc. (NASDAQ: WOLF) (Audit Committee, Compensation Committee (Chairman)). Mr. Silver serves as the financial expert for the Audit Committee of Capital Lease Funding, Inc. Mr. Silver is also on the Board of Managers of GHII, LLC, a private furniture and equipment contractor in which we own a 45% interest. Mr. Silver is also Treasurer of the Ridgeway Country Club.
J. Mitchell Collins (age 37) is our Executive Vice President, Chief Financial Officer, Treasurer and Secretary, positions he has held since January 2004. From 2000 until 2003, he served as Executive Vice President and Chief Financial Officer of ResortQuest International, Inc., a public company that performed rental property management in resort areas. ResortQuest was purchased by Gaylord Entertainment, Inc. in late 2003. From 1990 until 2000, Mr. Collins worked with Arthur Andersen LLP, where he represented the firm as part of its National Hospitality practice and also was a Team Leader for Andersen’s Real Estate and Hospitality practice in its Mid-South region. Mr. Collins currently serves on the Board of Directors of the Memphis Zoo, the Board of Trustees of the Dixon Gallery and Gardens, the Board of Directors of Junior Achievement of Memphis and the Mid-South, the Advisory Board of The Orpheum Theatre and the Accountancy Alumni Board of the University of Mississippi (“Ole Miss”). Mr. Collins is also a member of the American Institute of Certified Public Accountants.

Phillip H. McNeill, Jr. (age 44) is Executive Vice President of Development of the Company, a position he has held since 1996. From 1994 to 1996, he served as President of Trust Leasing, Inc., formerly McNeill Hotel Co., Inc., the Company’s former lessee, and from 1984 to 1996 served as Vice President of Trust Management, Inc., formerly McNeill Hospitality Corporation, which was an affiliate of McNeill Hotel Company. Mr. McNeill, Jr. is on the Board of Managers of GHII, LLC. Mr. McNeill, Jr. is the son of Phillip H. McNeill, Sr., our non-executive Chairman.
Richard F. Mitchell (age 60) is Senior Vice President of Asset Management of the Company, a position that he has held since 1997. From 1995 to 1996, he was Vice President of Operations for Trust Leasing and joined Trust Leasing in 1994 as an Area Manager. From 1989 to 1994, Mr. Mitchell held various positions with North American Hospitality, Inc., including Director of Training and Development. Prior to 1989, Mr. Mitchell has held management positions in a number of hotels including Sheraton, Hampton Inn, Residence Inn and Best Western. Mr. Mitchell is a member of the Hampton Inn Brand Operations Council, President of the AmeriSuites Franchise Advisory Council and is a member of the Residence Inn Marketing Fund Committee.
Edwin F. Ansbro (age 48) is Senior Vice President of Real Estate. Mr. Ansbro joined our Company in January 2005 after serving as an in-house consultant for approximately six months. From 2002 to February 2004, he served as Senior Vice President of New Business Development for Storage USA, a wholly-owned unit of GE Real Estate. From 1998 to 2002, Mr. Ansbro served as Senior Vice President and Chief Development Officer for Storage USA Franchise Corporation, a wholly-owned subsidiary of Storage USA prior to its acquisition by GE Real Estate. From 1990 to 1998, he served in various capacities at Promus Hotel Corporation and its predecessor companies including Vice President of Development for the Western U.S. and Latin America.
J. Ronald Cooper (age 57) is Vice President, Controller, Assistant Secretary and Assistant Treasurer of the Company, positions he has held since 1996. From October 1994 to 1996, he was Controller and Director of Financial Reporting for McNeill Hotel Company. Mr. Cooper has been a certified public accountant since 1972. From 1978 until joining McNeill Hotel Company, Mr. Cooper was employed as Secretary, Treasurer and Controller of Wall Street Deli, Inc., a publicly-owned delicatessen company. Prior to that, Mr. Cooper was a certified public accountant with the national accounting firm of Coopers & Lybrand L.L.P. from 1970 to 1976.
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
We have also made available our Corporate Governance Guidelines and the charters of the Audit Committee, Compensation Committee and Corporate Governance and Nomination Committee of our Board on our website under “Corporate Governance.” We have also adopted a Code of Ethics that applies to our president and chief executive officer, our chief financial officer, our controller, and all other employees and have posted this Code of Ethics, along with our Whistleblower policy, on our website. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K relating to amendments to or waivers for any provision of the Code of Ethics by posting such information on our website. Our corporate governance documents are also available in print upon written shareholder request to our Secretary, J. Mitchell Collins, at 7700 Wolf River Boulevard, Germantown, Tennessee 38138, or by filling out an information request on our website under “Information Request.”

Each year the Company is required to submit an annual written certification (Section 303A) to the New York Stock Exchange regarding certain corporate governance and compliance issues. In 2004 and 2005, the Company filed this written certification noting no qualifications.
The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings that we make with the SEC.
ITEM 1A. RISK FACTORS
The risks described below could materially and adversely affect our business, financial condition and results of operations. The following risk factors are not necessarily exhaustive, particularly as to possible future events, and new risk factors may arise from time to time. Many things can happen that can cause our actual financial and operating results to be different than those described or anticipated by us in our SEC filings.
The events of September 11, 2001, recent economic trends, the U.S.-led military action in Iraq and prospects for future terrorist acts and military action have adversely affected the hotel industry generally, and these adverse effects may continue.
The terrorist attacks of September 11, 2001 and the after-effects (including the prospects for future terror attacks in the United States and abroad), combined with recent economic trends and the U.S.-led military action in Iraq, substantially reduced business and leisure travel and lodging industry RevPAR generally. We cannot predict the extent to which these factors will continue to directly or indirectly impact an investment in our common stock, the lodging industry or our operating results in the future. Any of these events in the future, coupled with additional terrorist attacks, acts of war or similar events, could have an adverse effect on our results of operations and financial condition, including our ability to remain in compliance with our debt covenants, our ability to fund capital improvements at our hotels, and our ability to make shareholder distributions necessary to maintain our status as a REIT.
Our ability to maintain our historic rate of distributions to our shareholders is subject to fluctuations in our financial performance, operating results and capital expenditure requirements.
As a REIT, we are required to distribute at least 90% of our taxable income each year to our shareholders. In the event of downturns in our operating results and financial performance or unanticipated expenditures, we may be unable to declare or pay distributions to our shareholders. The timing and amount of distributions are in the sole discretion of our Board, which will consider, among other factors, our financial performance, debt service obligations and debt covenants, debt refinancing and capital expenditure requirements. We cannot assure you either that we will continue to generate sufficient cash flow in order to fund distributions at the same rate as our historic rate, or that our Board will continue to maintain our distribution rate at the same levels as we have in the past. Risks affecting our ability to make distributions to shareholders include:
-	competition from other hotels that compete with our hotel properties in a particular geographic market;

-	over-building of hotels in our markets, which adversely affects occupancy and revenues at our hotels;

-	dependence on business and commercial travelers and tourism;

-	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

-	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

-	RevPAR trends and operating margins;

-	adverse effects of general, regional and local economic conditions;

-	adverse effects of a downturn in the hotel industry;

-	risks generally associated with the ownership of hotels and real estate;

-	acquisition and disposition strategy;

-	construction cost overruns and delays;

-	uncertainties as to market demand or a loss of market demand after renovations have begun;

-	adverse changes in national and local economic and market conditions;

-	changes in interest rates and in the availability, cost and terms of debt financing;

-	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

-	changes in traffic patterns and neighborhood characteristics;

-	the potential for uninsured or underinsured property losses;

-	the ongoing need for capital improvements, particularly in older structures;

-	unanticipated capital expenditures required by damage to our hotels or imposed by our franchisors;

-	increases in real property tax rates and other operating expenses;

-	the relative illiquidity of real estate investments; and

-	other circumstances beyond our control.
Our debt service obligations could adversely affect our overall operating results, may require us to liquidate our properties, and may jeopardize our tax status as a REIT.
In the course of our business, we maintain a significant amount of debt outstanding. Although our Board has adopted a policy of limiting the amount of debt we will incur to approximately 45% of our investment in hotel properties, at cost, the Board may change this debt policy at any time without shareholder approval. At December 31, 2005, our consolidated indebtedness was 43.2% of our investment in hotel properties, at cost. We and our subsidiaries may be able to incur substantial additional debt, including secured debt, in the future. Our level of debt could subject us to many risks, including the risks that:
-	an increase in interest rates could increase our debt service obligations on our floating rate debt;

-	our cash flow from operations will be insufficient to make required payments of principal and interest;

-	our debt may increase our vulnerability to adverse economic and industry conditions;

-	covenants on our debt may restrict our operations and strategies;

-	debt service payments may reduce cash available for distribution to our shareholders, funds available for operations and capital expenditures, future business opportunities or other purposes;

-	in the event of defaults, our lenders could foreclose on our assets;

-	existing debt, including secured debt, may not be refinanced, forcing us to sell some of our assets on unattractive terms; and

-	the terms of any refinancing may not be as favorable as the terms of our current debt.

If we violate covenants in our indebtedness agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all.
Our returns depend on management of our hotels by third parties, and ineffective or poor management could result in losses to our shareholders.
In order to qualify as a REIT, we cannot operate any hotel or participate in the decisions affecting the daily operations of any hotel. Thus, third-party operators, under a management agreement with one of our taxable REIT subsidiary lessees, control the daily operations of each of our hotels. Under the terms of the management agreements, our ability to participate in operating decisions regarding the hotels is limited. We depend on these third-party management companies to adequately operate our hotels as provided in the management agreements. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR and average daily rates, we may not be able to force the management company to change its method of operation of our hotels. We can only seek redress if a management company violates the terms of the applicable management agreement, and then only to the extent of the remedies provided for under the terms of the management agreement. Additionally, in the event that we need to replace any of our management companies, we may experience significant disruptions at our hotels and in our operations generally. Problems with our third party managers could thus result in losses to our shareholders.
Upon expiration of current agreements with one of our managers or if the manager defaulted on its obligations to provide minimum net operating income to us on 18 of our hotels, net income from these hotels would decrease substantially and our results of operations would be adversely affected.
We have entered into management agreements with subsidiaries of Hyatt Corporation, which are structured so that no management fee is payable until we have achieved minimum net operating income at each of our 18 AmeriSuites hotels. The management agreements specify a net operating income threshold for each of these hotels. If a hotel fails to generate net operating income sufficient to reach the threshold, Hyatt’s subsidiaries are required to contribute the greater of a predetermined minimum return or the net operating income plus 25% of the shortfall between the threshold amount and the net operating income of the hotel. For 2005, 2004 and 2003, we recorded approximately $3.7 million, $4.8 million and $4.7 million, respectively, in minimum income guarantees from Hyatt as a reduction of our base management fee expense in the accompanying consolidated statements of operations. If the Hyatt subsidiaries default on their obligations to make these shortfall payments when required, net income from our AmeriSuites hotels would decrease substantially and our results of operations would be adversely affected.
These minimum net operating income agreements are set to expire beginning in 2008. Upon expiration, we will no longer receive these payments from Hyatt and conversely may be required to pay Hyatt base and incentive management fees. Accordingly, after the expirations of these agreements, net income from our AmeriSuites hotels may decrease substantially and our results of operations could be adversely affected.
Our inability to obtain financing could limit our growth.
Internal growth, which includes periodic capital expenditures and renovation of our hotels to achieve improved revenue performance, along with external growth, in the form of acquisitions, are both important parts of our strategy. We may not be able to fund growth solely from cash provided from our operating activities because we must distribute at least 90% of our taxable income each year to maintain our REIT tax status. As a result, our ability to fund capital expenditures, acquisitions or hotel development through retained earnings is very limited. Consequently, we rely upon the availability of debt or equity capital to fund hotel acquisitions and improvements. Our ability to grow through acquisitions or development of hotels will be limited if we cannot obtain satisfactory debt or equity financing. Our ability to raise additional debt or equity capital will depend on market conditions and we cannot assure you that we will be able to obtain additional equity or debt financing on favorable terms or at all.
We may not be able to sell our hotels on favorable terms, which could adversely affect our return to shareholders.
We periodically sell hotels that we believe no longer meet our strategic objectives. We cannot assure you that the market value of our hotels will not decrease in the future. We may not be able to sell our hotels on favorable terms, or such hotels may be sold at a loss, which could adversely affect our return to shareholders.
Our insurance maintained for our hotels may be inadequate.
We maintain comprehensive insurance on each of our hotels, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. We have been informed by our carriers that our properties are not insured under our current “all-risk” policies against acts of domestic or foreign terrorism. Several of our lenders have required, and other of our lenders may require, that we carry foreign terrorism-specific insurance. We purchased foreign terrorism-specific insurance covering all of our properties beginning in 2003. We have been informed by our lenders that our current coverage satisfies our lenders’ insurance requirements, but we have no assurances that our lenders will not require additional coverage in the future. We also purchased domestic terrorism coverage beginning in 2003.
In the future, we may not be able to obtain foreign or domestic terrorism insurance with policy limits and terms (including deductibles) that satisfy us or our lenders, or to obtain this insurance at an economically justifiable price. If we cannot satisfy a lender’s insurance requirements in any respect, including but not limited to terrorism coverage, the lender could declare a default, which could have a material adverse effect on our results of operations and ability to obtain future financing. In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property.
Our hotels could be subject to environmental risks.
Our hotel properties are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require the owner of a contaminated property to clean up the property, even if the owner did not know of or was not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. Under the environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, like a landfill or an incinerator, to pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment. Various court decisions have established that third parties may recover damages for injury caused by property contamination, such as asbestos.

We could be responsible for the costs discussed above if an environmental condition existed or was alleged to exist at one of our properties. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be substantial and could adversely affect our results of operations and funds available for distribution to our shareholders. Even though we have not encountered a substantial environmental claim to date, we may have material environmental liabilities of which we are unaware. We can make no assurances that (1) future laws or regulations will not impose material environmental liabilities, (2) the current environmental condition of our hotels will not be affected by the condition of the properties in the vicinity of our hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to us, or (3) hotels that we acquire in the future will not contain adverse environmental conditions.
Our hotels may not comply with the American Disabilities Act and other government regulations.
Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require costly removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and ability to make distributions to our shareholders could be adversely affected.
The terms of our franchise agreements and the risk of loss of a franchise could adversely affect our distributions to our shareholders.
Our hotels operate under franchise agreements, and we are subject to the risks that are found in concentrating our hotel investments in several franchise brands. These risks include reductions in business following negative publicity related to one of our brands.
The maintenance of the franchise licenses for our hotels is subject to our franchisors’ operating standards and other terms and conditions. Our franchisors periodically inspect our hotels to ensure that we and our lessees and management companies follow their standards. Failure by us or one of our management companies to maintain these standards or other terms and conditions could result in a franchise license being canceled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the franchisor for a termination payment, which varies by franchisor and by hotel. As a condition of our continued holding of a franchise license, a franchisor could also possibly require us to make capital expenditures, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Nonetheless, we may risk losing a franchise license if we do not make franchisor required capital expenditures.
If a franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise or to operate the hotel without a franchise license. The loss of a franchise license could materially and adversely affect the operations or the underlying value of the hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor and could materially and adversely affect our revenues and cash available for distribution to shareholders.
Provisions of our charter and Tennessee law may limit the ability of a third party to acquire control of us, even if in the best interest of shareholders.
Ownership Limitation. Our charter provides that no person may directly or indirectly own more than 9.9% of our common stock or any series of our preferred stock without a waiver from our Board.
Staggered Board of Directors. Under our charter, our Board has three classes of directors. Directors for each class are elected for a three-year term. Since all directors are not up for reelection every year, the staggered terms of our directors may affect the ability to change the control of our Company.
Consent Rights of the Limited Partners. Under the partnership agreement of the Partnership, we generally will be able to merge or consolidate with another entity with the consent of limited partners holding interests that are more than 50% of the aggregate percentage interests of the outstanding limited partnership interests not held by us or if the holders of limited partnership interests have the right to receive the same consideration as our shareholders.
Authority to Issue Preferred Stock. Our charter authorizes our Board to issue up to 10,000,000 shares of preferred stock and to establish the preferences and rights of any shares issued. Future issuances of shares of preferred stock may have the effect of delaying or preventing a change in control of our company.
Shareholder Rights Plan. We adopted a shareholder rights plan which provides, among other things, that when specified events occur, our shareholders, other than an acquiring person, will be entitled to purchase from us shares of a newly created class of preferred stock. The exercise of these preferred share purchase rights would cause substantial dilution to a person or group that attempts to acquire us in a transaction not approved by our Board.
Tennessee Anti-Takeover Statutes. As a Tennessee corporation, we are subject to various anti-takeover laws found in Chapter 103 of Title 48 of the Tennessee Code. These laws place restrictions on and require compliance with various procedures designed to protect the shareholders of Tennessee corporations against unfair or coercive mergers and acquisitions.
Each of these restrictions and procedural requirements restrict the transferability of our capital stock and may discourage or prevent takeover offers for, or changes in control of our Company, including transactions at a premium over the market price of our capital stock, even if shareholders believe that a change of control is in their best interest.
Our failure to qualify as a REIT under the federal tax laws will result in adverse tax consequences, which could adversely affect our return to shareholders.
We have operated and intend to continue to operate in a manner that is intended to qualify us as a REIT under the federal income tax laws. The REIT qualification requirements are extremely complex, however, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we have been or will continue to be successful in operating so we can continue to qualify as a REIT. At any time, new laws, interpretations, or court decisions may change the federal tax laws or the federal income tax consequences of our qualification as a REIT.
In order to qualify as a REIT, each year we must pay out to our shareholders in distributions at least 90% of our taxable income, other than any net capital gain. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws. Our only source of funds to make these distributions comes from distributions that we receive from Equity Inns Partnership, L.P. through its general partner and our wholly-owned subsidiary, Equity Inns Trust. Accordingly, we may be required to borrow money or sell assets to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in a particular year. This risk may be intensified if our current indebtedness restricts our ability to borrow money and sell assets, even if necessary to make distributions to maintain our REIT status.

If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory savings clauses, we will be subject to federal income tax on our taxable income. We might need to borrow money or sell hotels in order to pay any such tax. If we cease to be a REIT, we no longer would be required to distribute most of our taxable income to our shareholders. Unless the federal income tax laws excused our failure to qualify as a REIT, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.
The market price of our equity securities may vary substantially.
The trading prices of equity securities issued by REITs have historically been affected by changes in market interest rates. One of the factors that may influence the price of our common stock or preferred stock in public trading markets is the annual yield from distributions on our common stock or preferred stock as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to shareholders, may lead prospective purchasers of our shares to demand a higher annual yield, which could reduce the market price of our equity securities.
Other factors that could affect the market price of our equity securities include the following:
-	actual or anticipated variations in our quarterly results of operations;

-	changes in market valuations of companies in the hotel or real estate industries;

-	changes in expectations of future financial performance or changes in estimates of securities analysts;

-	fluctuations in stock market prices and volumes;

-	issuances of common stock or other securities in the future; and

-	announcements by us or our competitors of acquisitions, investments or strategic alliances.
We depend on our key personnel, the loss of any of whom could have an adverse effect on our operations.
We depend on the efforts and expertise of our Chairman, President and Chief Executive Officer, Chief Financial Officer, Executive Vice President of Development, Senior Vice President of Asset Management, Senior Vice President of Real Estate and Controller to manage our day-to-day operations and strategic business direction. The loss of any of their services could have an adverse effect on our operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our principal executive offices are located at 7700 Wolf River Boulevard, Germantown, Tennessee 38138. We carry out all aspects of our business at this location. We lease approximately 8,000 square feet at our headquarters building. We believe that our present facilities are adequate for our current and presently projected needs.

The Company owns 123 hotel properties, with a total of 14,788 rooms, located in 36 states. The Company’s hotels are listed on Schedule III in Item 8 of this annual report.
The following table sets forth certain information for the years ended December 31, 2005 and 2004, respectively, with respect to our hotels:

			Year Ended December 31, 2005 (1)			Year Ended December 31, 2004 (1)
					Revenue			Revenue
	Number	Number		Average	Per		Average	Per
	of	of		Daily	Available		Daily	Available
Brand	Hotels	Rooms	Occupancy	Rate	Room (2)	Occupancy	Rate	Room (2)
Hampton Inn	51	6,344	69.3%	$82.46	$57.15	65.6%	$76.21	$50.02
AmeriSuites	18	2,291	69.3%	$78.77	$54.56	67.8%	$72.55	$49.22
Residence Inn	20	2,063	76.6%	$99.40	$76.12	79.0%	$92.38	$73.00
Homewood Suites	10	1,380	79.2%	$106.70	$84.47	77.5%	$101.41	$78.56
Courtyard	12	1,182	79.2%	$99.04	$78.44	76.9%	$94.47	$72.64
Holiday Inn	4	557	62.7%	$66.14	$41.50	59.7%	$65.64	$39.19
Comfort Inn	2	281	64.7%	$98.08	$63.48	65.8%	$86.71	$57.06
Hampton Inn & Suites	2	288	78.1%	$107.80	$84.21	76.9%	$97.05	$74.66
SpringHill Suites	2	164	74.2%	$87.25	$64.74	72.3%	$83.20	$60.12
Hilton Garden Inn	2	238	71.5%	$109.25	$78.07	73.6%	$97.41	$71.66

	123	14,788	72.0%	$89.13	$64.14	70.1%	$83.16	$58.26

Notes

(1)	Represents “all comparable” statistics for hotels owned by us at year end as if we had owned the hotels for both periods presented.

(2)	Determined by multiplying occupancy by the average daily rate.
ITEM 3. LEGAL PROCEEDINGS
We are involved in various legal actions arising in the ordinary course of business. Management does not believe that any of the pending actions will have a material adverse effect on our business, financial condition or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of our shareholders during the fourth quarter of 2005, through the solicitation of proxies or otherwise.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
(a) Market Information
The Company’s common stock, $.01 par value, is traded on the NYSE under the symbol “ENN.” The following table sets forth for the indicated periods the high and low sales prices for the common stock as traded through the facilities of the NYSE and the cash distributions declared per common share:

			Distributions
	Price Range		Declared	Record
	High	Low	Per Share	Date
Year Ended December 31, 2005:
First Quarter	$11.80	$10.70	$0.15	March 31, 2005
Second Quarter	$13.65	$10.89	$0.15	June 30, 2005
Third Quarter	$13.77	$12.20	$0.17	September 30, 2005
Fourth Quarter	$14.18	$12.23	$0.17	December 30, 2005

Year Ended December 31, 2004:
First Quarter	$9.95	$8.51	$0.13	March 31, 2004
Second Quarter	$9.54	$8.00	$0.13	June 30, 2004
Third Quarter	$10.00	$8.41	$0.13	September 30, 2004
Fourth Quarter	$11.84	$9.30	$0.13	December 31, 2004
(b) Shareholder Information
On March 8, 2006, there were 619 record holders of the Company’s common stock, including shares held in “street name” by nominees who are record holders, and approximately 21,200 beneficial owners.
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
A portion of the distribution to our shareholders is expected to represent a return of capital for federal income tax purposes. Our distributions made in 2005, 2004, and 2003 are considered to be approximately 0%, 15%, and 1% return of capital, respectively, for federal income tax purposes.

(d) Equity Compensation Plan Information

Number of
securities
	Number of		remaining
	securities to		available for
	be issued upon	Weighted average	future issuance
	exercise of	exercise price of	under equity
	outstanding options,	outstanding options,	compensation
	warrants and rights	warrants and rights	plans
Equity compensation plans
approved by security holders	34,000	$10.57	2,771,775
We do not have any equity compensation plans not approved by security holders.
(e) Recent Sales of Unregistered Securities
During 2005, we issued approximately 22,000 shares of common stock to certain limited partners of our Partnership in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, upon the redemption of units of limited partnership interests in our Partnership. The resale of these shares has been registered pursuant to a shelf registration statement.
We did not purchase any of our registered equity securities in 2005, 2004 and 2003.
ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected historical financial data for the Company that has been derived from the financial statements of the Company and the notes thereto. Such data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto.

EQUITY INNS, INC.
SELECTED FINANCIAL DATA
(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003	2002	2001
Operating Data:
Revenue (1)	$335,364	$253,664	$224,922	$224,198	$209,498
Income (loss) from continuing operations (1)	15,170	6,085	(10,017)	5,857	9,605
Income (loss) from discontinued operations (1)	(772)	(2,002)	(3,672)	607	559
Net income (loss) (1)	14,398	4,083	(13,689)	6,464	10,164
Preferred stock dividends	(7,547)	(7,547)	(6,823)	(6,531)	(6,531)
Net income (loss) applicable to common shareholders	6,851	(3,464)	(22,920)	(67)	3,633
Net income (loss) from continuing operations per common share, basic and diluted	.14	(.03)	(.47)	(.02)	.09
Net income (loss) per common share, basic and diluted	.13	(.08)	(.56)	.00	.10
Distributions declared per common share and unit	.64	.52	.52	.51	.75
Weighted average number of common shares outstanding-diluted	53,523	45,800	40,999	39,628	36,834
Balance Sheet Data:
Investment in hotel properties, net	$978,233	$852,755	$681,478	$740,146	$751,891
Total assets	1,025,836	893,254	724,281	774,452	778,079
Long-term debt	557,475	439,183	329,774	362,881	384,166
Minority interests in Partnership	8,363	9,064	7,338	8,782	9,512
Preferred stock	83,524	83,524	83,524	68,750	68,750
Total shareholders’ equity	410,120	406,432	356,386	366,267	358,164
Cash Flow Data:
Cash flows provided by operating activities	$76,586	$47,608	$33,947	$44,400	$68,568
Cash flows provided by (used in) investing activities	(132,061)	(146,536)	1,928	(25,923)	(20,925)
Cash flows provided by (used in) financing activities	55,040	97,718	(33,590)	(16,920)	(44,077)
Other Data:
Funds From Operations (2)	$54,834	$37,568	$14,707	$40,887	$44,646

(1)	Beginning in 2001, our consolidated results of operations reflect (i) hotel-level revenues and operating costs and expenses for hotels previously leased to subsidiaries of Interstate and (ii) percentage lease revenue from subsidiaries of Hyatt. Prior to 2001, our revenues consisted principally of lease revenue from our third party lessees and did not reflect hotel-level revenues and operating costs and expenses. Beginning on January 1, 2002, our consolidated results of operations reflect hotel-level revenues and operating expenses for all the hotels owned during the year. Thus, there is limited comparability between our results for 2001 and subsequent years.

(2)	See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing on page 30, for a detailed discussion and reconciliation of net income to funds from operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements about our business. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Forward Looking Statements” and “Risk Factors” contained elsewhere in this report.
Results of Operations

	For the Years Ended December 31,
(in thousands)	2005	%	2004	%	2003	%
Total hotel revenues	$335,364	100.0	$253,664	100.0	$224,922	100.0
Total hotel expenses	198,504	59.2	152,090	60.0	134,078	59.6
Depreciation	48,163	14.4	40,335	15.9	37,636	16.7
Property taxes, rental expense and insurance	21,117	6.3	17,766	7.0	17,467	7.8
General and administrative	9,751	2.9	8,248	3.2	7,187	3.2
Loss on impairment of hotels	6,400	1.9	—	—	—	—

Operating income	$51,429	15.3	$35,225	13.9	$28,554	12.7

Comparison of the Company’s operating results for the years ended December 31, 2005 and 2004.
Revenues
Hotel revenues of approximately $335.4 million in 2005 increased approximately $81.7 million, or 32.2%, as compared to approximately $253.7 million in 2004. After eliminating net revenues of approximately $60.0 million related to our 36 hotel acquisitions for 2005 and 2004, our same-store hotel revenues increased by approximately $21.7 million in 2005 as compared to 2004. This increase was primarily due to a same-store RevPAR increase of 10.5%, driven by a 6.6% increase in our ADR from $79.39 to $84.66, and an increase of approximately 250 basis points in occupancy to 70.4%.
Operating Expenses
Hotel expenses of approximately $198.5 million in 2005 increased approximately $46.4 million, or 30.5%, as compared to approximately $152.1 million in 2004. After eliminating net expenses of approximately $33.3 million related to our 36 hotel acquisitions for 2005 and 2004, our same-store hotel expenses increased by approximately $13.1 million in 2005 as compared to 2004. This increase was primarily due to an increase in payroll and related benefits of approximately $3.3 million, an increase in franchise fees, management fees and loyalty programs of approximately $4.1 million, an increase in enhanced complimentary hot breakfasts of approximately $1.1 million, an increase in travel agent commissions and credit card fees of approximately $1.1 million, an increase in maintenance costs of approximately $670,000, an increase in utility costs of approximately $1.6 million and an increase in high speed internet access of approximately $505,000. Hotel expenses as a percentage of hotel revenues were 59.2% in 2005 and 60.0% in 2004.
Depreciation expense of approximately $48.2 million in 2005 increased approximately $7.9 million, or 19.6%, as compared to approximately $40.3 million in 2004, due to an increase in depreciation expense related to our 36 hotel acquisitions of approximately $9.3 million, partially offset by a decrease in same-store depreciation expense of approximately $1.4 million related to the retirement of certain fully depreciated assets.
Property taxes, rental expense and insurance of approximately $21.1 million in 2005 increased approximately $3.3 million, or 18.5%, as compared to approximately $17.8 million in 2004, primarily due to a net increase in property taxes and insurance related to our 36 hotel acquisitions.
General and administrative expenses of approximately $9.8 million in 2005 increased approximately $1.6 million, or 19.5%, as compared to approximately $8.2 million in 2004, primarily due to an increase of approximately $885,000 in non-cash stock-based compensation, an increase of approximately $525,000 related to payroll and related benefits and an increase of approximately $80,000 related to business taxes.
Loss on impairment of hotels of approximately $6.4 million in 2005 was recorded related to three hotels and a parcel of land held for hotel development based on the estimated net realizable value of the assets over their remaining estimated holding periods.
Operating Income
For 2005, we recorded operating income of approximately $51.4 million as compared to operating income of approximately $35.2 million in 2004. The principal components of the change in operating income for 2005 as compared to 2004 were an increase in same-store revenues of approximately $21.7 million, a net increase in operating income related to our 36 hotel acquisitions of approximately $14.1 million, a decrease in same-store depreciation of approximately $1.4 million, partially offset by an increase in same-store hotel expenses of approximately $13.1 million, an increase in general and administrative expenses of approximately $1.6 million and an increase in hotel impairment losses of approximately $6.4 million.
Comparison of the Company’s operating results for the years ended December 31, 2004 and 2003.
Revenues
Hotel revenues of approximately $253.7 million in 2004 increased approximately $28.8 million, or 12.8%, as compared to approximately $224.9 million in 2003. After eliminating revenues of approximately $20.1 million related to our 20 hotel acquisitions for 2004, our same-store hotel revenues increased by approximately $8.7 million in 2004 as compared to 2003. This increase was primarily due to a same-store RevPAR increase of 3.7%, driven by an increase in our ADR from $76.82 to $78.94, and an increase of 58 basis points in occupancy to 67.6%.
Operating Expenses
Hotel expenses of approximately $152.1 million in 2004 increased approximately $18.0 million, or 13.4%, as compared to approximately $134.1 million in 2003. After eliminating expenses of approximately $10.5 million related to our 20 hotel acquisitions for 2004, our same-store hotel expenses increased by approximately $7.5 million in 2004 as compared to 2003. This increase was primarily due to an increase in payroll and related benefits of approximately $3.2 million, an increase in franchise fees, management fees and loyalty programs of approximately $1.0 million, an increase in enhanced complimentary hot breakfasts of approximately $925,000, an increase in travel agent commissions and credit card fees of approximately $670,000, an increase in maintenance costs of approximately $220,000, an increase in utility costs of approximately $565,000, an increase in bad debt expense of approximately $235,000 and an increase in professional and legal costs of approximately $230,000. Hotel expenses as a percentage of hotel revenues were 60.0% in 2004 and 59.6% in 2003.

Depreciation expense of approximately $40.3 million in 2004 increased approximately $2.7 million, or 7.2%, as compared to approximately $37.6 million in 2003, primarily due to an increase in depreciation expense related to our 20 hotel acquisitions.
Property taxes, rental expense and insurance of approximately $17.8 million in 2004 increased approximately $300,000, or 1.7%, as compared to approximately $17.5 million in 2003, primarily due to an increase in property taxes, rental expense and insurance of approximately $1.0 million related to our 20 hotel acquisitions, partially offset by a net decrease in same-store property taxes, rental expense and insurance of approximately $750,000, primarily due to a decrease in a real estate tax reserve related to one of our hotels.
General and administrative expenses of approximately $8.2 million in 2004 increased approximately $1.0 million, or 13.9%, as compared to $7.2 million in 2003, primarily due to an increase of approximately $295,000 in non-cash stock-based compensation, a net increase of approximately $160,000 in professional fees primarily related to Sarbanes Oxley costs, an increase of approximately $160,000 related to payroll and related benefits, an increase of approximately $155,000 in severance and relocation costs, an increase of approximately $95,000 related to public-company expenses, an increase of approximately $60,000 related to franchise fees and an increase of approximately $60,000 related to the write-off of obsolete equipment.
Operating Income
For 2004, we recorded operating income of approximately $35.2 million as compared to operating income of approximately $28.6 million in 2003. The principal components of the change in operating income for 2004 as compared to 2003 was an increase in same-store revenues of approximately $8.7 million, an increase in operating income related to our 20 hotel acquisitions of approximately $5.6 million, a decrease in same-store property taxes and insurance of approximately $750,000, partially offset by an increase in same-store hotel expenses of approximately $7.5 million and an increase in general and administrative expenses of approximately $1.0 million.
LIQUIDITY AND CAPITAL RESOURCES
Equity Inns’ principal source of cash to meet our operating requirements, including distributions to our shareholders and repayments of indebtedness, is from our hotels’ results of operations. For 2005, net cash flows provided by our operating activities were approximately $76.6 million. We currently expect that our operating cash flows will be sufficient to fund our continuing operations, including our required debt service obligations and distributions to shareholders required to maintain our REIT status. We expect to fund any short-term liquidity requirements above our operating cash flows through short-term borrowings under our Line of Credit. In June 2005, we entered into an amended and restated Line of Credit for $125.0 million, subject to certain restrictions. Borrowings under our Line of Credit bear interest at LIBOR plus 1.62% to 3.0% per annum as determined by our quarterly leverage, and our new facility matures in June 2008 but may be extended at our option for an additional year. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a test for dividend payouts, a fixed charge test and a leverage test, among other covenants. At December 31, 2005, we were in compliance with all covenants required by our Line of Credit. At December 31, 2005, the interest rate on our Line of Credit was LIBOR (4.39% at December 30, 2005) plus 2.00%, and we had the ability to borrow an additional $68.1 million under this facility. This amended and restated Line of Credit replaced our prior $110.0 million Line of Credit. Additionally, at December 31, 2005, we had approximately $6.6 million of cash and cash equivalents.
We may make additional investments in hotel properties and may incur indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Internal Revenue Code of 1986 to the extent that working capital and cash flows from our investments are insufficient to make such distributions. Our Board has adopted a policy limiting aggregate indebtedness to 45% of our investment in hotel properties, at cost, after giving effect to our use of proceeds from any indebtedness. This policy may be amended at any time by the Board without shareholder vote. Our consolidated indebtedness was 43.2% of our investment in hotels, at original cost, at December 31, 2005.
The following details our debt outstanding at December 31, 2005 and 2004 (dollars in thousands):

						Collateral	Net Book
	Principal Balance		Interest			# of	Value at
	12/31/05	12/31/04	Rate		Maturity	Hotels	12/31/05
Commercial Mortgage Bonds
Class A	$—	$—	6.83%	Fixed	Nov 2006
Class B	39,100	45,802	7.37%	Fixed	Dec 2015
Class C	10,000	10,000	7.58%	Fixed	Feb 2017

	49,100	55,802				17	$94,944

Line of Credit	54,000	72,000	LIBOR plus
			Percentage	Variable	June 2008	26	204,375
Mortgage	87,455	89,318	8.37%	Fixed	July 2009	19	151,879
Mortgage	64,644	65,823	8.25%	Fixed	Nov 2010	16	101,354
Mortgage	33,512	34,089	8.25%	Fixed	Nov 2010	8	53,301
Mortgage	10,351	10,652	LIBOR plus
			285 pts.	Variable	Aug 2008	1	13,853
Mortgage	2,705	2,811	6.00%	Fixed	May 2008	1	6,257
Mortgage	3,120	3,320	6.37%	Fixed	Nov 2016	1	7,290
Mortgage	6,177	6,276	8.70%	Fixed	Nov 2010	1	10,135
Mortgage	4,165	4,268	7.97%	Fixed	Oct 2007	1	6,857
Mortgage	5,132	5,258	7.97%	Fixed	Oct 2007	1	7,618
Mortgage	4,347	4,457	7.10%	Fixed	Sept 2008	1	8,594
Mortgage	3,699	3,787	8.04%	Fixed	Nov 2007	1	6,504
Mortgage	5,153	5,276	8.04%	Fixed	Nov 2007	1	7,483
Mortgage	3,094	3,160	9.375%	Fixed	April 2007	1	6,185
Mortgage	3,310	3,381	9.375%	Fixed	April 2007	1	6,277
Mortgage	5,024	5,145	8.04%	Fixed	Nov 2007	1	6,318
Mortgage	3,862	3,938	9.375%	Fixed	April 2007	1	9,063
Mortgage	3,776	3,854	9.05%	Fixed	May 2007	1	6,307
Mortgage	5,851	5,958	5.83%	Fixed	July 2014	1	9,126
Mortgage	39,374	40,508	5.64%	Fixed	Nov 2014	5	72,155
Mortgage	5,589	5,700	5.39%	Fixed	Dec 2014	1	11,558
Mortgage	3,120	—	9.02%	Fixed	June 2024	1	7,886
Mortgage	3,973	—	7.18%	Fixed	April 2023	1	6,920
Mortgage	4,742	—	7.10%	Fixed	Sept 2008	1	9,950
Mortgage	4,339	—	7.97%	Fixed	Oct 2007	1	9,910
Mortgage	3,299	—	7.97%	Fixed	Oct 2007	1	10,783
Mortgage	5,559	—	7.07%	Fixed	Jan 2008	1	10,456
Trust Preferred Securities	50,000	—	6.93%	Fixed	July 2035	—	N/A
Mortgage	73,500	—	5.44%	Fixed	Dec 2015	7	82,488

	551,972	434,781				120	$945,826

Unamortized Mortgage Note Premium	5,503	4,402

Total Long-term Debt	$557,475	$439,183

Interest Expense, Net	$36,064	$29,231

Interest expense, net of approximately $36.1 million in 2005 increased approximately $6.9 million, or 23.6%, as compared to approximately $29.2 million in 2004. This increase was primarily due to the assumption of approximately $43.9 million in secured long-term debt related to our hotel acquisitions, the issuance of $73.5 million in secured financing under seven individual loans and the issuance of $50.0 million in trust preferred debt. At December 31, 2005, our debt maturities have an average life of 7.3 years and a weighted average interest rate of 6.75%.
Interest expense, net of approximately $29.2 million in 2004 was relatively flat as compared to 2003. Interest expense increased approximately $2.5 million related to our hotel acquisitions that was mostly offset by a decrease in same-store interest expense due to savings of approximately $1.9 million due to the replacement of an expired interest rate swap in November 2003. At December 31, 2004, our debt maturities had an average life of 4.6 years and a weighted average interest rate of 7.0%.
In November 2005, we completed an aggregate of $73.5 million in secured financing under seven individual loan agreements. Each loan bears interest at a fixed rate of 5.44% per annum, with principal and interest payments due monthly until maturity on December 1, 2015, based on a 25-year amortization schedule. The individual loans are secured by seven of the Company’s hotels. We used the proceeds from these loans to repay outstanding borrowings under our Line of Credit.
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
During 2005, we incurred approximately $245,000 in fees associated with an unsecured debt offering that has been indefinitely postponed due to market conditions. These fees were recorded as a component of interest expense, net in the accompanying consolidated statements of operations.
During 2005, we purchased 16 hotels for approximately $154.6 million related to previously announced acquisitions. The hotels were purchased from several hotel developers. These hotels represent a combined 1,639 rooms and have an average age of approximately seven years. We funded these acquisitions primarily through $28.6 million in net cash proceeds from a March 2005 issuance of our common stock, the issuance of approximately 300,000 Partnership units valued at approximately $3.8 million, the assumption of approximately $43.9 million in secured long-term debt and approximately $78.3 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note premium of approximately $2.7 million to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.
During 2005, we sold three hotels for approximately $9.0 million, including approximately $6.9 million in cash (after selling costs of approximately $440,000) and the assumption of a $1.7 million note receivable. The note receivable bears interest at 6.5% for five years and 7.5% thereafter until maturity on September 30, 2012. The note receivable is on a twenty-year amortization schedule, and principal and interest is due monthly with a balloon payment due at maturity. We utilized the net proceeds to pay down existing long-term debt.

During 2005 and 2004, we invested approximately $31.1 million and $25.3 million, respectively, to fund capital improvements in our hotels, including replacement of carpets, drapes, furniture and equipment, renovation of common areas and improvements of hotel exteriors. We expect to fund an aggregate of approximately $35.0 million to $40.0 million in 2006 for capital improvements, of which approximately $17.0 million will be used for major refurbishment projects at 12 of our hotels. We intend to fund such improvements out of our cash flows from operations, current cash balances and borrowings under our Line of Credit. Under our franchise agreements, we are periodically required to make capital improvements in order to maintain our brand standards. Additionally, under certain of our loan covenants, we are generally obligated to fund 4% of total hotel revenues per quarter on a cumulative basis, to a separate room renovation account for replacement of furniture, fixtures and equipment, maintenance, and capital improvements for our hotels. For 2005, the amounts expended exceeded, in the aggregate, the amounts required under our loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts. We currently have one lender that could require us to deposit approximately $1.0 million into an escrow account, but the lender has thus far decided not to trigger the escrow funding based on our future capital improvement plans for the individual hotels.
During late 2004, we experienced significant hurricane damage at one of our hotels located in Jacksonville Beach, Florida. This hotel was subsequently repaired and became operational in late January 2005. The total insurance claim related to the hurricane loss is estimated to be approximately $2.0 million, and we are currently working with our insurance carrier in processing this claim. Based on the total estimated project cost, the estimated net insurance proceeds and the estimated net book value of the assets destroyed, we expect to record a net gain on insurance proceeds upon the conclusion of the processed claim. This gain will be recorded upon receipt of the net insurance proceeds and closure of the insurance claim.
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
In 2003, we entered into an interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2008. The agreement effectively fixes the interest rate on the first $25.0 million of floating rate debt outstanding under our Line of Credit at a rate of 3.875% per annum plus the interest rate spread on our Line of Credit, or 5.875% at December 31, 2005, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.
In 2003, we entered into an additional interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2006. The agreement effectively fixes the interest rate on the second $25.0 million of floating rate debt outstanding under our Line of Credit at a rate of 3.22% per annum plus the interest rate spread on our Line of Credit, or 5.22% at December 31, 2005, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.
REITs are subject to a number of organizational and operational requirements. For example, for federal income tax purposes, we are required to pay distributions of at least 90% of our taxable income to shareholders. We intend to pay these distributions from operating cash flows. During 2005, our Partnership distributed an aggregate of approximately $35.4 million to its limited partners, or $.64 per unit (including approximately $34.6 million of distributions to the Company to fund distributions to our shareholders of $.64 per share). Additionally, during 2005, we distributed approximately $7.5 million in dividends related to our 8.75% Series B preferred stock. We expect to make future quarterly distributions to our shareholders. The amount of our future distributions will be based upon quarterly operating results, economic conditions, capital requirements, the Internal Revenue Code’s annual distribution requirements, leverage restrictions imposed by our Line of Credit and other factors which our Board deems relevant.
We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional debt and equity securities of the Company, or, in connection with acquisitions of hotel properties, the issuance of Partnership units. Under our Partnership’s limited partnership agreement, subject to certain holding period requirements, holders of units in our Partnership have the right to require the Partnership to redeem their units. During 2005, approximately 347,000 units were tendered for redemption. Under the Partnership agreement, we have the option to redeem units tendered for redemption on a one-for-one basis for shares of common stock or for an equivalent amount of cash. We redeemed approximately 325,000 units for cash and approximately 22,000 units for shares of our common stock.

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
The following reconciliation of net income applicable to common shareholders to FFO illustrates the difference in these measures of operating performance (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Net income (loss) applicable to common shareholders	$6,851	$(3,464)	$(22,920)

Add (subtract):
(Gain) loss on sale of hotel properties	(625)	(47)	(1,248)
Minority interests (income) expenses	195	(91)	(495)
Depreciation	48,163	40,335	37,636
Depreciation from discontinued operations	250	835	1,734

Funds From Operations (FFO) (1)	$54,834	$37,568	$14,707

Weighted average number of diluted common shares and Partnership units outstanding	54,931	47,005	42,151

(1)   For 2005, FFO includes a non-cash loss on impairment of hotels of approximately $7.8 million and approximately $245,000 in fees associated with an unsecured debt offering, included as a component of interest expense, net in the accompanying consolidated statement of operations, that has been indefinitely postponed due to market conditions. For 2004, FFO includes a non-cash loss on impairment of a hotel of approximately $1.9 million and a debt prepayment penalty of approximately $300,000, included as a component of interest expense, net in the accompanying consolidated statement of operations. For 2003, FFO includes a net non-cash deferred income tax expense of approximately $9.8 million, a non-cash loss on impairment of hotels of approximately $4.6 million and a loss on redemption of Series A preferred stock of approximately $2.4 million.

CONTRACTUAL OBLIGATIONS
We have obligations and commitments to make future payments under debt, construction and operating lease contracts. The following schedule details these obligations at December 31, 2005 (in thousands):

		Less than			After
	Total	1year	1-3years	4-5years	5years
Long-term debt principal	$551,972	$11,699	$92,862	$247,546	$199,865
Interest expense (1)	282,274	39,790	71,280	47,620	123,584
Hotel capital improvements	6,857	6,857	—	—	—
Operating leases	11,844	916	1,559	978	8,391

Total contractual obligations	$852,947	$59,262	$165,701	$296,144	$331,840

(1)	Interest expense is estimated using current scheduled payments for all amortizing debt and the 2005 year-end interest rate and balance for our Line of Credit.
We also maintain certain contractual agreements with property managers and franchisors that require us to pay fees in conjunction with operating our hotels. Generally, the amounts payable under these agreements are dependent upon the operating results of our hotels. The following schedule details these fees for the years ended December 31 (in thousands):

	2005	2004	2003
Management fees	$8,840	$5,581	$4,625
Franchisor related fees	20,371	15,096	12,641

Total fees	$29,211	$20,677	$17,266

RECENT ACCOUNTING PRONOUNCEMENTS
Note 15 of the Notes to Consolidated Financial Statements discusses the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards affects our financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of the Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements.
MANAGEMENT CONTRACTS
Our management agreements with Hyatt, which purchased the AmeriSuites brand in January 2005 from the Blackstone Group, which purchased the brand from Prime Hospitality Corporation in October 2004, are structured to provide the TRS Lessees minimum net operating income at each of our 18 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of our 18 AmeriSuites hotels. As the manager, Hyatt’s subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, as defined, to a maximum of 6.5% of gross hotel revenues. If the management fee calculation exceeds 6.5% of gross hotel revenues, Hyatt’s subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Hyatt’s subsidiaries are required to contribute the greater of a predetermined minimum return or the net operating income plus 25% of the shortfall between the threshold amount and the net operating income of the hotel. We record all shortfall contributions as a reduction of base management fees, which are included as a component of direct hotel expenses in our accompanying consolidated statements of operations, when all contingencies related to such amounts have been resolved. In May 2003, we updated our current franchise contracts and management agreements with Hyatt’s subsidiaries for all of our AmeriSuites hotels. The minimum net operating income guarantee agreements were not extended beyond their original terms and are set to expire in 2007 and 2008. Under the new agreements, we extended the existing franchise agreements to 2028 and the management agreements to 2010, as long as Hyatt continues to be in compliance with the minimum net operating income guarantees in the original agreements. For 2005, 2004 and 2003, we recorded approximately $3.7 million, $4.8 million and $4.7 million, respectively, in minimum income guarantees from Hyatt as a reduction of our base management fee expense in the accompanying consolidated statements of operations. Beginning in 2008, when these income guarantees begin to expire, we will no longer record these reductions in base management fees and may be required to pay Hyatt base and incentive fees, resulting in an increase rather than a decrease in management fee expense related to these 18 hotels.
The management contracts for our remaining hotels have terms ranging from one to five years and generally provide for payment of management fees ranging from 1.5% to 3.0% of hotel revenues and an incentive fee consisting of a percentage of gross operating profits in excess of budget, as defined by the management agreements.
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

Investment in Hotel Properties
We record an impairment charge when we believe an investment in a hotel has been impaired such that future undiscounted cash flows would not recover the book basis of the hotel property, or the hotel is being held for sale and a loss in anticipated. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value, thereby possibly requiring an impairment charge in the future. During 2005, we recorded approximately $7.8 million of non-cash impairment losses related to four hotels and a parcel of land held for hotel development in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” based on the estimated net realizable value of the assets over their remaining estimated holding periods. One of the hotels, a 117-room Hampton Inn located in Memphis, Tennessee, was sold in August 2005 for its approximate carrying value of $2.0 million (including the assumption of a $1.7 million note receivable). The note receivable bears interest at 6.5% for five years and 7.5% thereafter until maturity on September 30, 2012. The note receivable is on a twenty-year amortization schedule, and principal and interest is due monthly with a balloon payment due at maturity. The non-cash impairment loss of approximately $1.4 million related to this hotel has been reclassified, along with operations for all periods presented, to discontinued operations. Impairments of hotels not held for sale are recorded as a component of continuing operations in the accompanying consolidated statements of operations. The four impaired hotels have an average age of approximately 20 years.
We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer’s obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less estimated costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For 2005, we did not realize any losses on impairments of hotels held for sale, other than the $1.4 million non-cash impairment loss reclassified as discussed above. For 2004, we recorded a loss on impairment of a hotel held for sale of approximately $1.9 million. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying consolidated statements of operations.
Accounting for Joint Venture
Effective January 1, 2002, we formed a joint venture (“GHII”) with a furniture and equipment contractor for the purpose of engaging in the sale of furniture and equipment to independent third parties. We also provide certain management services to GHII for an annual fee of $240,000. We also acquired furniture and equipment and related services from our joint venture partner, through a separate entity, for 2005, 2004, and 2003 of approximately $21.6 million, $16.6 million and $10.0 million, respectively. Historically, we accounted for this joint venture using the equity method and recorded the income and management service fees as income in our accompanying consolidated statements of operations. In late 2005, we determined that under the application of the Emerging Issues Task Force No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” the Company should have recorded amounts received from GHII as a reduction of the related furniture and equipment cost purchased from the joint venture partner, instead of recording such amounts as income. The cumulative effect of the amounts recorded as income versus reducing our furniture and equipment cost, and related depreciation expense, was a reduction to net income of approximately $670,000. The impact was immaterial to all prior quarterly reported amounts and year-end reported amounts, thus we recorded the cumulative impact of approximately $670,000 as a reduction to net income during the fourth quarter of 2005.
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
OTHER DEVELOPMENTS
Acquisitions
During 2005, we purchased 16 hotels for approximately $154.6 million related to previously announced acquisitions. The hotels were purchased from several hotel developers. These hotels represent a combined 1,639 rooms and have an average age of approximately seven years. We funded these acquisitions primarily through $28.6 million in net cash proceeds from a March 2005 issuance of our common stock, the issuance of approximately 300,000 Partnership units valued at approximately $3.8 million, the assumption of approximately $43.9 million in secured long-term debt and approximately $78.3 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note premium of approximately $2.7 million to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

The hotel acquisitions that we completed in 2005 are as follows:

		Rooms/
Hotel	Location	Suites	Date Acquired
Hilton Garden Inn	Ft. Myers, Florida	126	March 1, 2005
Residence Inn by Marriott	Jacksonville, Florida	78	March 9, 2005
Courtyard by Marriott	Bowling Green, Kentucky	93	April 29, 2005
Courtyard by Marriott	Jacksonville, Florida	81	May 2, 2005
Hampton Inn by Hilton	Orlando, Florida	170	June 1, 2005
Residence Inn by Marriott	Sarasota, Florida	78	June 13, 2005
Courtyard by Marriott	Sarasota, Florida	81	June 16, 2005
Residence Inn by Marriott	Ft. Myers, Florida	78	June 16, 2005
Hampton Inn & Suites	Franklin, Tennessee	127	July 1, 2005
Hampton Inn by Hilton	Urbana, Illinois	130	September 2, 2005
Hampton Inn by Hilton	East Lansing, Michigan	86	September 2, 2005
Hampton Inn by Hilton	Grand Rapids, Michigan	84	September 2, 2005
SpringHill Suites	Grand Rapids, Michigan	76	September 2, 2005
Hampton Inn by Hilton	Peabody, Massachusetts	121	September 30, 2005
Homewood Suites by Hilton	Peabody, Massachusetts	85	September 30, 2005
Courtyard by Marriott	Carlsbad, California	145	October 31, 2005
Common Stock Offering
On March 4, 2005, we completed an offering of approximately 2.7 million shares of common stock for net proceeds of approximately $28.6 million. The proceeds were used to fund our hotel acquisitions discussed above.
Additional Long-Term Debt
In November 2005, we completed an aggregate of $73.5 million in secured financing under seven individual loan agreements. Each loan bears interest at a fixed rate of 5.44% per annum, with principal and interest payments due monthly until maturity on December 1, 2015, based on a 25-year amortization schedule. The individual loans are secured by seven of the Company’s hotels. We used the proceeds from these loans to repay outstanding borrowings under our Line of Credit.
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

Long-Lived Asset Impairments and Hotel Sales
During 2005, we recorded approximately $7.8 million of non-cash impairment losses related to four hotels and a parcel of land held for hotel development in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” based on the estimated net realizable value of the assets over their remaining estimated holding periods. One of the hotels, a 117-room Hampton Inn located in Memphis, Tennessee, was sold in August 2005 for its approximate carrying value of $2.0 million (including the assumption of a $1.7 million note receivable). The note receivable bears interest at 6.5% for five years and 7.5% thereafter until maturity on September 30, 2012. The note receivable is on a twenty-year amortization schedule, and principal and interest is due monthly with a balloon payment due at maturity. The non-cash impairment loss of approximately $1.4 million related to this hotel has been reclassified, along with operations for all periods presented, to discontinued operations. The four impaired hotels have an average age of approximately 20 years.
Subsequent Events
In December 2005, we entered into an agreement to purchase five hotels, subject to the completion of customary due diligence, for an aggregate of approximately $45.5 million, including the assumption of an aggregate of approximately $15.7 million in mortgage debt. By February 2006, we finalized the purchase of four of the five hotels, a SpringHill Suites in Sarasota, Florida, a Residence Inn in Tampa, Florida, a Courtyard by Marriott in Orlando, Florida and a TownePlace Suites in Savannah, Georgia. The acquisition of the remaining hotel, a Residence Inn in Mobile, Alabama, is expected to be completed by the end of the second quarter of 2006. The five hotels include an aggregate of 435 rooms and have an average age of approximately seven years.
In February 2006, we issued 2.4 million shares of 8.00% Series C Cumulative Preferred Stock. Net proceeds were approximately $57.9 million and were used to fund the above-referenced acquisitions and to repay outstanding borrowings under our Line of Credit. The Series C Preferred Stock may be redeemed at $25.00 per share plus accrued but unpaid dividends at the election of the Company, on or after February 15, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We are exposed to certain financial market risks, the most predominant of which is the fluctuation in interest rates. At December 31, 2005, our exposure to market risk for a change in interest rates is related to our debt outstanding under the Line of Credit and one of our mortgage loans secured by one of our hotels. Total debt outstanding under these two debentures totaled approximately $64.4 million at December 31, 2005. Our $50.0 million in trust preferred securities bear interest at a fixed rate of 6.93% per annum until 2010 and then bear interest at LIBOR plus 2.85% per annum thereafter. Our remaining indebtedness bears interest at fixed rates. As discussed below, we do maintain two interest rate swap agreements for a combined notional amount of $50.0 million. The Company does not enter into derivative or interest rate transactions for speculative purposes.
Our Line of Credit bears interest at a variable rate of LIBOR plus 1.62% to 3.0% per annum as determined by our quarterly leverage. At December 31, 2005, our interest rate on our Line of Credit was LIBOR (4.39% at December 30, 2005) plus 2.00%. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings under our Line of Credit through the use of interest rate swaps, in order to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. We also regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuation.
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
Our Line of Credit matures in June 2008, but may be extended at our option for an additional year. As discussed above, our Line of Credit bears interest at variable rates, and therefore, cost approximates market value. At December 31, 2005, the fair value of our interest rate swaps was an asset of approximately $877,000.
Our operating results are affected by changes in interest rates, primarily as a result of our borrowings under the Line of Credit. If interest rates increased by 60 basis points, our interest expense would have increased by approximately $180,000, based on balances outstanding during 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
(a) Financial Statements:
The following financial statements are located in this report on the pages indicated.

(b) Supplementary Data:
Quarterly Financial Information
     Unaudited quarterly results for 2005 and 2004 are summarized as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
2005
Revenue	$74,496	$85,826	$90,564	$84,478
Net income (loss) applicable to common shareholders	1,766	3,213	6,724	(4,852)
Net income (loss) per common share, basic and diluted	0.03	0.06	0.12	(0.09)

2004
Revenue	$53,538	$64,835	$69,783	$65,508
Net income (loss) applicable to common shareholders	(4,085)	2,382	2,521	(4,282)
Net income (loss) per common share, basic and diluted	(0.10)	0.05	0.06	(0.09)
Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year. In the second and fourth quarters of 2005, we recorded charges for impairments of approximately $3.5 million and $4.3 million, respectively, in accordance with SFAS No. 144, related to four hotels and a parcel of land held for hotel development, based on estimated net realizable value. One of these hotels was sold in August 2005. The non-cash impairment loss of approximately $1.4 million related to this hotel has been reclassified, along with operations for all periods presented, to discontinued operations. In the fourth quarter of 2004, we recorded a charge for impairment of approximately $1.9 million, due to one hotel being designated as held for sale. We have accounted for the operations of these two hotels as discontinued operations in each of the 2005 and 2004 quarters presented above. Reclassification of revenues to discontinued operations for each of the quarters presented above are as follows (in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005	$650	$996	$—	$—
2004	526	821	787	682

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
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this assessment, management has concluded that as of December 31, 2005, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, have issued an attestation report on management’s assessment of internal control over financial reporting as of December 31, 2005, a copy of which appears on the next page of this annual report.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Equity Inns, Inc.:
We have completed integrated audits of Equity Inns, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Equity Inns, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing on page 40, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
/s/ PricewaterhouseCoopers LLP
Memphis, Tennessee
March 15, 2006

EQUITY INNS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2005	2004
Assets:
Investment in hotel properties, net	$978,233	$852,755
Assets held for sale	—	3,849
Cash and cash equivalents	6,556	6,991
Accounts receivable, net of doubtful accounts of $175 and $225, respectively	8,960	7,543
Interest rate swaps	877	—
Note receivable, net	1,688	—
Deferred expenses, net	11,927	8,679
Deposits and other assets, net	17,595	13,437

Total Assets	$1,025,836	$893,254

Liabilities and Shareholders’ Equity:
Long-term debt	$557,475	$439,183
Accounts payable and accrued expenses	39,204	30,366
Distributions payable	10,674	8,090
Interest rate swaps	—	119
Minority interests in Partnership	8,363	9,064

Total Liabilities	615,716	486,822

Commitments and contingencies

Shareholders’ Equity:
Preferred stock (Series B), 8.75%, $.01 par value, 10,000,000 shares authorized, 3,450,000 shares issued and outstanding	83,524	83,524
Common stock, $.01 par value, 100,000,000 shares authorized, 54,749,308 and 51,872,460 shares issued and outstanding	547	519
Additional paid-in capital	573,473	542,397
Treasury stock, at cost, 747,600 shares	(5,173)	(5,173)
Unearned directors’ and officers’ compensation	(2,815)	(2,211)
Distributions in excess of net earnings	(240,313)	(212,505)
Unrealized gain (loss) on interest rate swaps	877	(119)

Total Shareholders’ Equity	410,120	406,432

Total Liabilities and Shareholders’ Equity	$1,025,836	$893,254

The accompanying notes are an integral part of these consolidated financial statements.

EQUITY INNS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenue:
Room revenue	$321,519	$241,477	$213,948
Other hotel revenue	13,845	12,187	10,974

Total revenue	335,364	253,664	224,922

Operating expenses:
Direct hotel expenses	187,795	143,078	125,985
Other hotel expenses	10,709	9,012	8,093
Depreciation	48,163	40,335	37,636
Property taxes, rental expense and insurance	21,117	17,766	17,467
General and administrative expenses:
Non-cash stock-based compensation	1,728	845	551
Other general and administrative expenses	8,023	7,403	6,636
Loss on impairment of hotels	6,400	—	—

Total operating expenses	283,935	218,439	196,368

Operating income	51,429	35,225	28,554

Interest expense, net	36,064	29,231	29,289

Income (loss) from continuing operations before minority interests and income taxes	15,365	5,994	(735)
Minority interests income (expense)	(195)	91	495
Deferred income tax benefit (expense)	—	—	(9,777)

Income (loss) from continuing operations	15,170	6,085	(10,017)

Discontinued operations:
Gain (loss) on sale of hotel properties	625	47	1,248
Loss on impairment of hotels held for sale	(1,350)	(1,883)	(4,605)
Income (loss) from operations of discontinued operations	(47)	(166)	(315)

Income (loss) from discontinued operations	(772)	(2,002)	(3,672)

Net income (loss)	14,398	4,083	(13,689)

Loss on redemption of Series A Preferred Stock	—	—	(2,408)
Preferred stock dividends	(7,547)	(7,547)	(6,823)

Net income (loss) applicable to common shareholders	$6,851	$(3,464)	$(22,920)

Net income (loss) per share data:
Basic and diluted income (loss) per share:
Continuing operations	$0.14	$(0.03)	$(0.47)
Discontinued operations	(0.01)	(0.05)	(0.09)

Net income (loss) per common share	$0.13	$(0.08)	$(0.56)

Weighted average number of common shares outstanding, basic and diluted	53,523	45,800	40,999

The accompanying notes are an integral part of these consolidated financial statements.

EQUITY INNS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2005	2004	2003
Net income (loss)	$14,398	$4,083	$(13,689)
Unrealized gain on interest rate swaps	996	812	1,268

Comprehensive income (loss)	$15,394	$4,895	$(12,421)

The accompanying notes are an integral part of these consolidated financial statements.

EQUITY INNS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

								Unearned		Unrealized
					Additional			Directors’	Distributions	Loss on
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		and Officers’	In Excess of	Interest
	Shares	Dollars	Shares	Dollars	Capital	Shares	Dollars	Compensation	Net Earnings	Rate Swap	Total
Balance at December 31, 2002	2,750	$68,750	41,221	$412	$445,793	748	$(5,173)	$(546)	$(140,770)	$(2,199)	$366,267

Issuance of common shares, net of offering expenses			2,000	20	15,060						15,080

Redemption of Series A Preferred Stock	(2,750)	(68,750)			2,408						(66,342)

Issuance of Series B Preferred Stock, net of offering expenses	3,450	83,524									83,524

Issuance of common shares to officers in lieu of cash bonus			19		112						112

Issuance of common shares to directors in lieu of cash compensation			14		97						97

Amortization of unearned officers’ and directors’ compensation								423			423

Issuance of common shares upon redemption of Partnership units			52	1	370						371

Net loss applicable to common shareholders									(22,920)		(22,920)

Distributions ($.52 per share)									(21,345)		(21,345)

Unrealized gain on interest rate swaps										1,268	1,268

Adjustments to minority interests from issuance of common stock, preferred stock and Partnership units					(149)						(149)

Balance at December 31, 2003	3,450	83,524	43,306	433	463,691	748	(5,173)	(123)	(185,035)	(931)	356,386

Issuance of common shares, net of offering expenses			8,066	81	74,524						74,605

Issuance of common shares to officers in lieu of cash bonus			48	1	439						440

Issuance of restricted common shares to officers			405	4	2,868			(2,872)			—

Forfeitures of restricted common shares by officers			(6)		(37)			37			—

Issuance of common shares to directors in lieu of cash compensation			17		161						161

EQUITY INNS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

								Unearned		Unrealized
					Additional			Directors’	Distributions	Loss on
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		and Officers’	In Excess of	Interest
	Shares	Dollars	Shares	Dollars	Capital	Shares	Dollars	Compensation	Net Earnings	Rate Swap	Total
Amortization of unearned officers’ and directors’ compensation								747			747

Issuance of common shares upon redemption of Partnership units			36		228						228

Net loss applicable to common shareholders									(3,464)		(3,464)

Distributions ($.52 per share)									(24,006)		(24,006)

Unrealized gain on interest rate swaps										812	812

Adjustments to minority interests from issuance of common stock, preferred stock and Partnership units					523						523

Balance at December 31, 2004	3,450	83,524	51,872	519	542,397	748	(5,173)	(2,211)	(212,505)	(119)	406,432

Issuance of common shares, net of offering expenses			2,700	27	28,535						28,562

Issuance of common shares to officers in lieu of cash bonus			50		553						553

Issuance of restricted common shares to officers and directors			89	1	2,131			(2,132)			—

Issuance of common shares to directors in lieu of cash compensation			16		201						201

Amortization of unearned officers’ and directors’ compensation								1,528			1,528

Issuance of common shares upon redemption of Partnership units			22		143						143

Repurchase of Partnership units					(912)						(912)

Net income applicable to common shareholders									6,851		6,851

Distributions ($.64 per share)									(34,659)		(34,659)

Unrealized gain on interest rate swaps										996	996

Adjustments to minority interests from issuance of common stock, preferred stock and Partnership units					425						425

Balance at December 31, 2005	3,450	$83,524	54,749	$547	$573,473	748	$(5,173)	$(2,815)	$(240,313)	$877	$410,120

The accompanying notes are an integral part of these consolidated financial statements.

EQUITY INNS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$14,398	$4,083	$(13,689)
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of hotel properties	(625)	(47)	(1,248)
Loss on impairment of hotels	7,750	1,883	4,605
Depreciation	48,163	40,335	37,636
Depreciation of discontinued operations	250	835	1,734
Amortization of loan costs and franchise fees	2,575	1,971	2,462
Amortization of mortgage note premium	(1,645)	(454)	—
Non-cash stock-based compensation	1,728	845	551
Deferred income tax expense (benefit)	—	—	9,777
Minority interests (income) expense	195	(91)	(495)
Changes in operating assets and liabilities:
Accounts receivable	(1,417)	(2,474)	(976)
Deposits and other assets	(4,158)	(7,354)	(1,692)
Accounts payable and accrued expenses	9,392	7,893	(4,757)
Other	(20)	183	39

Net cash provided by operating activities	76,586	47,608	33,947

Cash flows from investing activities:
Improvements and additions to hotel properties	(31,126)	(25,345)	(13,343)
Acquisition of hotel properties	(106,924)	(135,604)	—
Payments for franchise applications	(877)	(812)	(200)
Note receivable	12	5,285	—
Net proceeds from sale of hotel properties	6,854	9,940	15,471

Net cash provided by (used in) investing activities	(132,061)	(146,536)	1,928

Cash flows from financing activities:
Gross proceeds from public offering of common stock	29,835	76,963	15,100
Gross proceeds from issuance of Series B Preferred Stock	—	—	86,250
Payment of offering expenses	(1,273)	(2,396)	(2,746)
Redemption of Series A Preferred Stock	—	—	(68,750)
Distributions paid	(40,518)	(31,085)	(28,332)
Redemption of Partnership units	(4,137)	—	—
Payments for loan costs	(4,954)	(1,574)	(2,005)
Proceeds from borrowings	287,615	180,462	47,375
Payments on long-term debt	(211,528)	(124,652)	(80,482)

Net cash provided by (used in) financing activities	55,040	97,718	(33,590)

Net increase (decrease) in cash	(435)	(1,210)	2,285
Cash and cash equivalents at beginning of period	6,991	8,201	5,916

Cash and cash equivalents at end of period	$6,556	$6,991	$8,201

Supplemental cash flow information:
Cash paid for interest	$32,914	$27,236	$28,327

The accompanying notes are an integral part of these consolidated financial statements.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In these footnotes, the words “Company”, “Equity Inns”, “we”, “our”, and “us” refer to Equity Inns, Inc., a Tennessee corporation, and its consolidated subsidiaries, unless otherwise stated or the context requires otherwise.
1. Organization
Equity Inns is a hotel real estate investment trust (“REIT”) for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the “Trust”), is the sole general partner of Equity Inns Partnership, L.P. (the “Partnership”) and at December 31, 2005 owned an approximate 97.5% interest in the Partnership.
Our hotel properties are leased to our wholly-owned taxable REIT subsidiaries (the “TRS Lessees”). Our hotel properties are managed by independent third parties. At December 31, 2005, the independent managers of our hotels are as follows:

Number of Hotels
Interstate Hotels & Resorts, Inc.	46
Hyatt Corporation	18
McKibbon Hotel Group	18
Hilton Hotels Corporation	15
Other (9)	26

123

Our management agreements with Hyatt, which purchased the AmeriSuites brand in January 2005 from the Blackstone Group, which purchased the brand from Prime Hospitality Corporation in October 2004, are structured to provide the TRS Lessees minimum net operating income at each of our 18 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of our 18 AmeriSuites hotels. As the manager, Hyatt’s subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, as defined, to a maximum of 6.5% of gross hotel revenues. If the management fee calculation exceeds 6.5% of gross hotel revenues, Hyatt’s subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Hyatt’s subsidiaries are required to contribute the greater of a predetermined minimum return or the net operating income plus 25% of the shortfall between the threshold amount and the net operating income of the hotel. We record all shortfall contributions as a reduction of base management fees, which are included as a component of direct hotel expenses in our accompanying consolidated statements of operations, when all contingencies related to such amounts have been resolved. In May 2003, we updated our current franchise contracts and management agreements with Hyatt’s subsidiaries for all of our AmeriSuites hotels. The minimum net operating income guarantee agreements were not extended beyond their original terms and are set to expire in 2007 and 2008. Under the new agreements, we extended the existing franchise agreements to 2028 and the management agreements to 2010, as long as Hyatt continues to be in compliance with the minimum net operating income guarantees in the original agreements. For 2005, 2004 and 2003, we recorded approximately $3.7 million, $4.8 million and $4.7 million, respectively, in minimum income guarantees from Hyatt as a reduction of our base management fee expense in the accompanying consolidated statements of operations. Beginning in 2008, when these income guarantees begin to expire, we will no longer record these reductions in base

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Organization, Continued
management fees and may be required to pay Hyatt base and incentive fees, resulting in an increase rather than a decrease in management fee expense related to these 18 hotels.
The management contracts for our remaining hotels have terms ranging from one to five years and generally provide for payment of management fees ranging from 1.5% to 3.0% of hotel revenues and an incentive fee consisting of a percentage of gross operating profits in excess of budget, as defined by the management agreements.
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
We record an impairment charge when we believe an investment in a hotel has been impaired such that future undiscounted cash flows would not recover the book basis of the hotel property, or the hotel is being held for sale and a loss is anticipated. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value, thereby possibly requiring an impairment charge in the future. During 2005, we recorded approximately $7.8 million of non-cash impairment losses related to four hotels and a parcel of land held for hotel development in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” based on the estimated net realizable value of the assets over their remaining estimated holding periods. One of the hotels, a 117-room Hampton Inn located in Memphis, Tennessee, was sold in August 2005 for its approximate carrying value of $2.0 million (including the assumption of a $1.7 million note receivable). The note receivable bears interest

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Summary of Significant Accounting Policies, Continued
at 6.5% for five years and 7.5% thereafter until maturity on September 30, 2012. The note receivable is on a twenty-year amortization schedule, and principal and interest is due monthly with a balloon payment due at maturity. The non-cash impairment loss of approximately $1.4 million related to this hotel has been reclassified, along with operations for all periods presented, to discontinued operations. Impairments of hotels not held for sale are recorded as a component of continuing operations in the accompanying consolidated statements of operations. The four impaired hotels have an average age of approximately 20 years.
We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer’s obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less estimated costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For 2005, we did not realize any losses on impairments of hotels held for sale, other than the $1.4 million non-cash impairment loss reclassified as discussed above. For 2004, we recorded a loss on impairment of a hotel held for sale of approximately $1.9 million. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying consolidated statements of operations.
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

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Summary of Significant Accounting Policies, Continued
Deferred Expenses
We record deferred expenses at cost and those expenses principally consist of initial fees paid to franchisors and loan fees and other costs incurred in issuing debt. Amortization of franchise fees is computed using the straight-line method over the lives of the franchise agreements which extend up to 2028.
We record amortization of loan fees and other costs incurred in issuing debt by using the straight-line method, which approximates the interest method, over the term of the related debt. Accumulated amortization of deferred expenses totaled approximately $9.4 million and $8.3 million at December 31, 2005 and 2004, respectively.
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
Distributions
We pay regular quarterly cash distributions to shareholders. These distributions are determined quarterly by our Board based on our operating results, economic conditions, capital expenditure requirements, the Internal Revenue Code’s REIT annual distribution requirements, leverage covenants imposed by our Line of Credit and other debt documents, and any other matters that our Board deems relevant.
Revenue Recognition
Our revenue is comprised of hotel operating revenues, principally driven by room revenue and revenue from other hotel operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction of the related cost or service, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense.
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
Accounting for Joint Venture
Effective January 1, 2002, we formed a joint venture (“GHII”) with a furniture and equipment contractor for the purpose of engaging in the sale of furniture and equipment to independent third parties. We also provide certain management services to GHII for an annual fee of $240,000. We also acquired furniture and equipment and related services from our joint venture partner, through a separate entity, for 2005, 2004, and 2003 of approximately $21.6 million, $16.6 million and $10.0 million, respectively. Historically, we accounted for this joint venture using the equity method and recorded the income and management service fees as income in our accompanying consolidated statements of operations. In late 2005, we determined that under the application of the Emerging Issues Task Force No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” the Company should have recorded amounts received from GHII as a reduction of the related furniture and equipment cost purchased from the joint venture partner, instead of recording such amounts as income. The cumulative effect of the amounts recorded as income versus reducing our furniture and equipment cost, and related depreciation expense, was a reduction to net income of approximately $670,000. The impact was immaterial to all prior quarterly reported amounts and year-end reported amounts, thus we recorded the cumulative impact of approximately $670,000 as a reduction to net income during the fourth quarter of 2005.
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
Advertising and Marketing
In accordance with the AICPA’s Statement of Position (“SOP”) No. 93-7, “Reporting on Advertising Costs,” we expense advertising and marketing costs as incurred or as the advertising takes place. We recorded approximately $15.8 million, $12.9 million and $12.7 million in 2005, 2004 and 2003, respectively, in advertising and marketing costs.
Minority Interests
Minority interests in our Partnership represent the limited partners’ proportionate share of the equity of the Partnership. Income and losses are allocated to minority interests based on weighted average percentage ownership each fiscal quarter.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Summary of Significant Accounting Policies, Continued
Income Taxes
We have elected to be treated as a REIT under the Internal Revenue Code. Under this status, income from the REIT is not subject to federal income taxes, provided that certain circumstances are satisfied, the most restrictive being that at least 90% of our taxable income is paid out as distributions to our shareholders. We do, however, maintain TRS Lessees that are subject to federal and state income taxes. The TRS Lessees maintain leases with subsidiaries of Equity Inns, as parent, that provide for certain rents to be paid to us. As the TRS Lessees are subject to income taxes, we account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, we use the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases within the TRS Lessees.
Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives and methods used to compute depreciation.
Distributions made to shareholders in 2005, 2004 and 2003 are considered to be approximately 0%, 15% and 1% return of capital, respectively, for federal income tax purposes.
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
Stock-Based Compensation
At December 31, 2005, we have two stock-based employee and director compensation plans, which are described more fully in Note 13. Prior to January 1, 2003, we accounted for these plans under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In December 2002, the Financial Accounting Standards

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Summary of Significant Accounting Policies, Continued
Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We elected to adopt the recognition provisions of SFAS No. 123 under the prospective method as defined in SFAS No. 148 on January 1, 2003. Under the prospective method, we will apply the fair value based method of accounting for stock-based employee compensation prospectively to all awards granted, modified or settled beginning January 1, 2003. There were no material grants, modifications or settlements of options to purchase shares of our common stock made during 2005, 2004 or 2003.
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
No hedge ineffectiveness on cash flow hedges was recognized during 2005, 2004 or 2003.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Summary of Significant Accounting Policies, Continued
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt.
During 2006, we estimate that an insignificant amount of the change in unrealized gains/ losses from accumulated other comprehensive income will be reclassified to interest expense.
Concentration of Credit Risk
At December 31, 2005, we owned over 5,000 hotel rooms or approximately 34% of our total hotel rooms in the South Atlantic region of the United States, which includes approximately 2,400 hotel rooms or approximately 16% of our total hotel rooms in the state of Florida.
Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, commercial mortgage bonds, line of credit borrowings, mortgage borrowings and interest rate swap contracts. The carrying values of our commercial mortgage bonds and mortgage borrowings were estimated using discounted cash flow analysis, based on our incremental borrowing rate at December 31, 2005 and 2004, for similar types of borrowing arrangements and the carrying value of such instruments are estimated to be below fair value by approximately $22.0 million and $33.3 million, respectively. Our Line of Credit borrowings bear interest at variable rates and therefore cost approximates market value. Our interest rate swap contracts are carried at fair value in the financial statements. The fair value of our interest rate swaps is estimated using quotes from the market makers of these instruments and represents the estimated amount that we would expect to pay to terminate the agreements.
3. Investment in Hotel Properties
Our hotel properties consist of the following at December 31 (in thousands):

	2005	2004
Land	$139,257	$116,065
Buildings and improvements	971,894	857,840
Furniture and equipment	149,806	130,954
Construction in progress	9,609	6,160

	1,270,566	1,111,019
Less accumulated depreciation	(292,333)	(258,264)

	$978,233	$852,755

During 2005, we purchased 16 hotels for approximately $154.6 million related to previously announced acquisitions. The hotels were purchased from several hotel developers. These hotels represent a combined 1,639 rooms and have an average age of approximately seven years. We funded these acquisitions primarily through $28.6 million in net cash proceeds from a March 2005 issuance of our common stock, the issuance of approximately 300,000 Partnership units valued at

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Investment in Hotel Properties, Continued
approximately $3.8 million, the assumption of approximately $43.9 million in secured long-term debt and approximately $78.3 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note premium of approximately $2.7 million to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.
The hotel acquisitions that we completed in 2005 are as follows:

		Rooms/
Hotel	Location	Suites	Date Acquired
Hilton Garden Inn	Ft. Myers, Florida	126	March 1, 2005
Residence Inn by Marriott	Jacksonville, Florida	78	March 9, 2005
Courtyard by Marriott	Bowling Green, Kentucky	93	April 29, 2005
Courtyard by Marriott	Jacksonville, Florida	81	May 2, 2005
Hampton Inn by Hilton	Orlando, Florida	170	June 1, 2005
Residence Inn by Marriott	Sarasota, Florida	78	June 13, 2005
Courtyard by Marriott	Sarasota, Florida	81	June 16, 2005
Residence Inn by Marriott	Ft. Myers, Florida	78	June 16, 2005
Hampton Inn & Suites	Franklin, Tennessee	127	July 1, 2005
Hampton Inn by Hilton	Urbana, Illinois	130	September 2, 2005
Hampton Inn by Hilton	East Lansing, Michigan	86	September 2, 2005
Hampton Inn by Hilton	Grand Rapids, Michigan	84	September 2, 2005
SpringHill Suites by Marriott	Grand Rapids, Michigan	76	September 2, 2005
Hampton Inn by Hilton	Peabody, Massachusetts	121	September 30, 2005
Homewood Suites by Hilton	Peabody, Massachusetts	85	September 30, 2005
Courtyard by Marriott	Carlsbad, California	145	October 31, 2005
Based on our estimate of fair value, we allocated the purchase price of these hotels at December 31, 2005 as follows (in thousands):

Land	$21,285
Buildings and improvements	114,992
Furniture and equipment	18,290

$154,567

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
The hotel acquisitions that we completed in 2004 were as follows:

		Rooms/
Hotel	Location	Suites	Date Acquired
Courtyard by Marriott	Tallahassee, Florida	93	January 26, 2004
Residence Inn by Marriott	Tampa, Florida	102	March 25, 2004
Courtyard by Marriott	Gainesville, Florida	81	April 29, 2004
Residence Inn by Marriott	Tallahassee, Florida	78	April 29, 2004
Residence Inn by Marriott	Knoxville, Tennessee	78	May 10, 2004
Courtyard by Marriott	Asheville, North Carolina	78	May 28, 2004
Residence Inn by Marriott	Chattanooga, Tennessee	76	May 28, 2004
Courtyard by Marriott	Athens, Georgia	105	June 16, 2004
Residence Inn by Marriott	Savannah, Georgia	66	June 29, 2004
Hampton Inn by Hilton	Boca Raton, Florida	94	October 22, 2004
Hampton Inn by Hilton	Deerfield Beach, Florida	106	October 22, 2004
Hampton Inn by Hilton	Palm Beach Gardens, Florida	116	October 22, 2004
Hampton Inn by Hilton	West Palm Beach, Florida	110	October 22, 2004
Hampton Inn & Suites by Hilton	Boynton Beach, Florida	161	October 22, 2004
Courtyard by Marriott	Dalton, Georgia	93	November 1, 2004
Hilton Garden Inn	Louisville, Kentucky	112	November 1, 2004
Residence Inn by Marriott	Macon, Georgia	78	December 16, 2004
SpringHill Suites by Marriott	Asheville, North Carolina	88	December 16, 2004
Courtyard by Marriott	Knoxville, Tennessee	78	December 21, 2004
Courtyard by Marriott	Mobile, Alabama	78	December 21, 2004
Based on our estimate of fair value, we allocated the purchase price of these hotels as follows (in thousands):

Amount
Land	$17,202
Buildings and improvements	156,644
Furniture and equipment	19,037

$192,883

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Investment in Hotel Properties, Continued
The following unaudited pro forma results are presented as if these 2005 and 2004 acquisitions had occurred on January 1, 2004 (in thousands, except per share data):

	Years Ended December 31,
	2005	2004
Revenues
Equity Inns, as reported	$335,364	$253,664
Acquisitions	24,528	75,203

Pro forma combined revenues	$359,892	$328,867

Net income (loss) applicable to common shareholders
Equity Inns, as reported	$6,851	$(3,464)
Acquisitions	5,374	10,040

Pro forma combined net income (loss)	$12,225	$6,576

Pro forma basic and diluted income (loss) per share	$0.23	$0.12

Pro forma weighted average number of common shares outstanding — basic and diluted	53,982	53,776

Note: These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had these acquisitions been completed on January 1, 2004, or of future results.
During 2005 and 2004, we invested approximately $31.1 million and $25.3 million, respectively, to fund capital improvements in our hotels, including replacement of carpets, drapes, furniture and equipment, renovation of common areas and improvements of hotel exteriors. We expect to fund an aggregate of approximately $35.0 million to $40.0 million in 2006 for capital improvements, of which approximately $17.0 million will be used for major refurbishment projects at 12 of our hotels. We intend to fund such improvements out of our cash flows from operations, current cash balances and borrowings under our Line of Credit.
During 2005, we recorded approximately $7.8 million of non-cash impairment losses related to four hotels and a parcel of land held for hotel development in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” based on the estimated net realizable value of the assets over their remaining estimated holding periods. One of the hotels, a 117-room Hampton Inn located in Memphis, Tennessee, was sold in August 2005 for its approximate carrying value of $2.0 million (including the assumption of a $1.7 million note receivable). The note receivable bears interest at 6.5% for five years and 7.5% thereafter until maturity on September 30, 2012. The note receivable is on a twenty-year amortization schedule, and principal and interest is due monthly with a balloon payment due at maturity. The non-cash impairment loss of approximately $1.4 million related to this hotel has been reclassified, along with operations for all periods presented, to discontinued operations. The four impaired hotels have an average age of approximately 20 years.

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
During late 2004, we experienced significant hurricane damage at one of our hotels located in Jacksonville Beach, Florida. This hotel was subsequently repaired and became operational in late January 2005. The total insurance claim related to the hurricane loss is estimated to be approximately $2.0 million, and we are currently working with our insurance carrier in processing this claim. Based on the total estimated project cost, the estimated net insurance proceeds and the estimated net book value of the assets destroyed, we expect to record a net gain on insurance proceeds upon the conclusion of the processed claim. This gain will be recorded upon receipt of the net insurance proceeds and closure of the insurance claim.
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
We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer’s obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less estimated costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. Impairments of hotels not held for sale are recorded as a component of continuing operations in the accompanying consolidated statements of operations. For 2005, we did not realize any losses on impairments of hotels held for sale, other than the $1.4 million non-cash impairment loss reclassified as discussed above. For 2004, we recorded a loss on impairment of a hotel held for sale of approximately $1.9 million.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Investment in Hotel Properties, Continued
Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying consolidated statements of operations.
4. Note Receivable
Note receivable consists of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Memphis Hospitality Enterprises, Inc.	$1,688	$—
In August 2005, we sold a Hampton Inn in Memphis, Tennessee to Memphis Hospitality Enterprises, Inc. for approximately $2.0 million, $1.7 million of which was in the form of a seven-year note receivable bearing interest at 6.5% per annum for five years and 7.5% per annum thereafter until maturity on September 30, 2012. The entire note was secured by the building and furniture and fixtures of the Hampton Inn hotel located at 1585 Sycamore View, Memphis, Tennessee.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Long-Term Debt
The following details our debt outstanding at December 31, 2005 and 2004 (dollars in thousands):

						Collateral	Net Book
	Principal Balance		Interest			# of	Value at
	12/31/05	12/31/04	Rate		Maturity	Hotels	12/31/05
Commercial Mortgage Bonds
Class A	$—	$—	6.83%	Fixed	Nov 2006
Class B	39,100	45,802	7.37%	Fixed	Dec 2015
Class C	10,000	10,000	7.58%	Fixed	Feb 2017

	49,100	55,802				17	$94,944
Line of Credit	54,000	72,000	LIBOR plus
			Percentage	Variable	June 2008	26	204,375
Mortgage	87,455	89,318	8.37%	Fixed	July 2009	19	151,879
Mortgage	64,644	65,823	8.25%	Fixed	Nov 2010	16	101,354
Mortgage	33,512	34,089	8.25%	Fixed	Nov 2010	8	53,301
Mortgage	10,351	10,652	LIBOR plus
			285 pts.	Variable	Aug 2008	1	13,853
Mortgage	2,705	2,811	6.00%	Fixed	May 2008	1	6,257
Mortgage	3,120	3,320	6.37%	Fixed	Nov 2016	1	7,290
Mortgage	6,177	6,276	8.70%	Fixed	Nov 2010	1	10,135
Mortgage	4,165	4,268	7.97%	Fixed	Oct 2007	1	6,857
Mortgage	5,132	5,258	7.97%	Fixed	Oct 2007	1	7,618
Mortgage	4,347	4,457	7.10%	Fixed	Sept 2008	1	8,594
Mortgage	3,699	3,787	8.04%	Fixed	Nov 2007	1	6,504
Mortgage	5,153	5,276	8.04%	Fixed	Nov 2007	1	7,483
Mortgage	3,094	3,160	9.375%	Fixed	April 2007	1	6,185
Mortgage	3,310	3,381	9.375%	Fixed	April 2007	1	6,277
Mortgage	5,024	5,145	8.04%	Fixed	Nov 2007	1	6,318
Mortgage	3,862	3,938	9.375%	Fixed	April 2007	1	9,063
Mortgage	3,776	3,854	9.05%	Fixed	May 2007	1	6,307
Mortgage	5,851	5,958	5.83%	Fixed	July 2014	1	9,126
Mortgage	39,374	40,508	5.64%	Fixed	Nov 2014	5	72,155
Mortgage	5,589	5,700	5.39%	Fixed	Dec 2014	1	11,558
Mortgage	3,120	—	9.02%	Fixed	June 2024	1	7,886
Mortgage	3,973	—	7.18%	Fixed	April 2023	1	6,920
Mortgage	4,742	—	7.10%	Fixed	Sept 2008	1	9,950
Mortgage	4,339	—	7.97%	Fixed	Oct 2007	1	9,910
Mortgage	3,299	—	7.97%	Fixed	Oct 2007	1	10,783
Mortgage	5,559	—	7.07%	Fixed	Jan 2008	1	10,456
Trust Preferred Securities	50,000	—	6.93%	Fixed	July 2035	—	N/A
Mortgage	73,500	—	5.44%	Fixed	Dec 2015	7	82,488

	551,972	434,781				120	$945,826

Unamortized Mortgage Note Premium	5,503	4,402

Total Long-term Debt	$557,475	$439,183

Interest Expense, Net	$36,064	$29,231

In November 2005, we completed an aggregate of $73.5 million in secured financing under seven individual loan agreements. Each loan bears interest at a fixed rate of 5.44% per annum, with principal and interest payments due monthly until maturity on December 1, 2015, based on a 25-year amortization schedule. The individual loans are secured by seven of the Company’s hotels. We used the proceeds from these loans to repay outstanding borrowings under our Line of Credit.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Long-Term Debt, Continued
We entered into an amended and restated Line of Credit in June 2005 for $125.0 million, subject to certain restrictions. The Line of Credit bears interest at LIBOR plus 1.62% to 3.0% per annum (“Percentage”) as determined by our quarterly leverage and the facility matures in June 2008 but may be extended at our option for an additional year. At December 31, 2005, the interest rate on our Line of Credit was LIBOR (4.39% at December 30, 2005) plus 2.00%. Fees ranging from .25% to .60% per annum, as determined by our ratio of total indebtedness to EBITDA, are paid quarterly on the unused portion of our Line of Credit. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a fixed charge test and a leverage test, among other covenants. At December 31, 2005, we were in compliance with all covenants required by our Line of Credit. This amended and restated Line of Credit replaced our prior $110.0 million Line of Credit.
Our Line of Credit has a stated borrowing capacity of $125.0 million. This capacity is further limited to a stated percentage of the appraised value of the assets pledged as collateral. At December 31, 2005, we had additional borrowing capacity of approximately $68.1 million under our Line of Credit.
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
During 2005, we incurred approximately $245,000 in fees associated with an unsecured debt offering that has been indefinitely postponed due to market conditions. These fees were expensed as a component of interest expense, net in the accompanying consolidated statement of operations.
Substantially all of our debt is secured by first mortgages on our hotels. At December 31, 2005, our debt has maturity dates that range from April 2007 to July 2035 with certain debt requiring annual principal payments and certain debt representing term maturities. The terms of our debt generally require prepayment penalties if repaid prior to maturity.
Certain of our loan agreements require quarterly deposits into separate room renovation accounts for the amount by which 4% of revenues at our hotels exceeds the amount expended by us during the year for replacement of furniture and equipment, maintenance, and capital improvements for our hotels. For 2005, the amounts expended exceeded, in the aggregate, the amounts required under the loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts.
Related to our hotel acquisitions completed during 2005 and 2004, we assumed approximately $43.9 million and $54.1 million, respectively, of long-term debt with various interest rates and maturities. In accounting for this assumed debt at estimated fair value, we recorded approximately $2.7 million and $4.9 million, respectively, of a mortgage note premium in the accompanying consolidated balance sheets. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense. For 2005 and 2004, we recorded approximately $1.6 million and $455,000, respectively, of mortgage note premium amortization.

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
Future scheduled principal payments of debt obligations at December 31, 2005 are as follows (in thousands):

Year	Amount
2006	$11,699
2007	55,381
2008	37,481
2009	144,660
2010	102,886
Thereafter	199,865

Total debt	$551,972

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
In 2003, we entered into an additional interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2006. The agreement effectively fixes the interest rate on the second $25.0 million of floating rate debt outstanding under the Line of Credit at a rate of 3.22% per annum plus the interest rate spread on the Line of Credit,

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Interest Rate Swap Contracts, Continued
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
7. Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of the components included in comprehensive income (loss). For 2005, we recorded comprehensive income of approximately $15.4 million, comprised of net income of approximately $14.4 million and the change in unrealized gain on our interest rate swaps of approximately $1.0 million. For 2004, we recorded comprehensive income of approximately $4.9 million, comprised of net income of approximately $4.1 million and an unrealized gain on our interest rate swap of approximately $800,000.
8. Income Taxes
In years ending before January 1, 2001, we were not subject to federal and state income tax because of our REIT status. Under the provisions of the REIT Modernization Act that became effective January 1, 2001, we began leasing hotels to our TRS Lessees which are subject to federal and state income taxes.
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
In order to qualify for REIT status under the Internal Revenue Code, the Company must meet several requirements. One of these requirements is that the Company must distribute annually at least 90% of its taxable income in the form of a dividend to its shareholders. Generally, a REIT is not subject to federal taxes on the income it distributes currently to its shareholders. If we fail to meet the REIT qualification tests and do not qualify for certain statutory savings provisions, we will be subject to federal (including any alternative minimum tax) and state income tax and may not qualify as a REIT for subsequent taxable years. We intend to continue to meet all of our REIT requirements.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Income Taxes, Continued
The components of our deferred income tax benefit (expense) related to our TRS Lessees for the year ended December 31 are as follows (in thousands):

	2005	2004	2003
Deferred:
Federal	$348	$3,807	$6,458
State	30	327	554
Valuation allowance	(378)	(4,134)	(16,789)

Deferred income tax benefit (expense), net	$—	$—	$(9,777)

The deferred income tax benefit (expense) and related deferred tax asset were historically calculated using a statutory tax rate of 38% applied to the losses of our TRS Lessees. In 2003, we determined that a valuation allowance was necessary for the entire deferred income tax asset due to the continued softness in the lodging industry and the uncertainty associated with its future recovery. Additionally, we discontinued recording a deferred income tax benefit beginning in 2004. At December 31, 2005, we have a valuation allowance for a deferred income tax asset of approximately $21.3 million that is comprised of the tax effect of net operating loss carryforwards that will expire in years beginning after 2021.
A reconciliation of our statutory income tax rate to our effective income tax rate is as follows:

	2005	2004	2003
Statutory U.S. federal income tax rate	35%	35%	35%
State income tax rate (net of federal benefit)	3	3	3
Non-taxable REIT income	(54)	(140)	(217)
Valuation allowance	16	102	429

Effective income tax rate	—%	—%	250%

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Income Taxes, Continued
The following table reconciles GAAP net income and REIT taxable income for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
GAAP net income (loss)	$14,398	$4,083	$(13,689)
Plus GAAP net loss on taxable subsidiaries included above	5,725	10,599	27,459

GAAP net income from REIT operations	20,123	14,682	13,770
Book/tax differences on depreciation and amortization	17,096	15,521	10,535
Book/tax differences on gains/losses from capital transactions and hotel impairments, net	5,124	(2,647)	4,607
Write-off of notes receivable	—	—	(1,898)
Other book/tax differences, net	(452)	455	983

Taxable income subject to distribution requirement	$41,891	$28,011	$27,997

The tax effect of the temporary difference that gives rise to our deferred income tax asset at December 31, 2005 and 2004 is as follows (in thousands):

	2005	2004
Net operating loss carryforwards — TRS Lessees	$21,301	$20,923
Less valuation allowance	(21,301)	(20,923)

Deferred income tax asset, net	$—	$—

9. Discontinued Operations
In 2002, we adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 established criteria beyond that previously specified in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” to determine when a long-lived asset is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. Due to the adoption of SFAS No. 144, we now report as discontinued operations any assets held for sale (as defined by SFAS No. 144), and assets sold during the periods presented. We identify and assess discontinued operations at the individual hotel operating level because we can identify cash flows at this level. All results of these discontinued operations, less applicable income taxes, are included as a separate component of income in our accompanying consolidated statements of operations. This change has resulted in certain reclassifications of the previously reported statements of operations for 2005, 2004 and 2003.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Discontinued Operations. Continued
We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer’s obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less estimated costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For 2005, we did not realize any losses on impairments of hotels held for sale, other than a $1.4 million non-cash impairment loss that was reclassified as discussed in Note 2. For 2004, we recorded a loss on impairment of a hotel held for sale of approximately $1.9 million. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying consolidated statements of operations.
During late 2004, we recorded a non-cash charge for impairment of approximately $1.9 million in accordance with SFAS No. 144, based on the estimated net realizable value of a hotel held for sale. This hotel was subsequently sold in January 2005 for its approximate carrying value of $3.8 million (after selling costs of approximately $100,000). The hotel sold was a 123-room Hampton Inn located in Birmingham, Alabama. The age of the hotel was approximately 18 years. During 2005, we sold two additional hotels for approximately $5.0 million, including the assumption of a $1.7 million note receivable. The hotels sold were a 119-room Hampton Inn located in Louisville, Kentucky and a 117-room Hampton Inn located in Memphis, Tennessee. Both hotels were approximately 20 years old. We utilized the net proceeds from these dispositions to pay down existing long-term debt.
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

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Discontinued Operations, Continued
For all periods presented, the operations of all of our hotels classified as held for sale are included in the accompanying consolidated statements of operations under the heading “Income (loss) from discontinued operations.” The components of income (loss) from discontinued operations for the years ended December 31 are shown below (in thousands):

	2005	2004	2003
Revenue:
Room revenue	$2,031	$5,049	$11,484
Other hotel revenue	52	151	402

Operating costs:
Direct hotel expenses	1,375	3,598	8,077
Other hotel expenses	109	228	443
Depreciation	250	835	1,734
Property taxes, rental expense and insurance	234	351	900
Amortization of franchise fees	10	31	37
Interest expense	152	323	1,010
Deferred income tax benefit	—	—	—

Income (loss) from operations of discontinued operations	(47)	(166)	(315)

Gain (loss) on sale of hotel properties	625	47	1,248
Loss on impairment of hotels held for sale	(1,350)	(1,883)	(4,605)

Income (loss) from discontinued operations	$(772)	$(2,002)	$(3,672)

10. Commitments and Contingencies
At December 31, 2005, all of our hotels are operated under franchise agreements and are licensed as Hampton Inn (51), Residence Inn (20), AmeriSuites (18), Courtyard by Marriott (12), Homewood Suites (10), Holiday Inn (4), Comfort Inn (2), Hilton Garden Inn (2), Hampton Inn & Suites (2) and
SpringHill Suites (2). The TRS Lessees hold the franchise licenses for our hotels. The franchise agreements generally require the payment of fees based on a percentage of hotel room revenue.
Under our franchise agreements, we are periodically required to make capital improvements in order to maintain our brand standards. Additionally, under certain of our loan covenants, we are generally obligated to fund 4% of total hotel revenues per quarter on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at our hotels. For 2005, the amounts expended exceeded, in the aggregate, the

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Commitments and Contingencies, Continued
amounts required under the loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts. We currently have one lender that could require us to deposit approximately $1.0 million into an escrow account, but the lender has thus far decided not to trigger the escrow funding based on our future capital improvement plans for the individual hotels.
We are obligated to pay the costs of real estate and personal property taxes and to maintain underground utilities and structural elements of our hotels. In addition, we are obligated to fund the cost of periodic repair and the replacement and refurbishment of furniture, fixtures and equipment in our hotels. We also may be required by our franchisors to fund certain capital improvements to our hotels, which we fund from borrowings under our Line of Credit, operating cash flows, or the room renovation accounts. Capital improvements of approximately $31.1 million, $25.3 million and $13.3 million in 2005, 2004 and 2003, respectively, were made to our hotels.
We maintain agreements with certain senior officers that provide for severance payments in the event of a change in control of Equity Inns. At December 31, 2005, the maximum amount of cash that would be payable under all agreements, if a change of control occurred, would be approximately $14.4 million. Additionally, vesting of certain restricted stock held by our senior officers would accelerate under a change of control.
We are also involved in various legal actions arising in the ordinary course of business. We do not believe that any of the pending actions will have a material adverse effect on our business, financial condition or results of operations.
We have commitments under operating land leases through December 31, 2062, at ten hotel properties, including one sold hotel, for approximate payments as follows: 2006 — $757,000; 2007 — $631,000; 2008 — $610,000; 2009 — $541,000; 2010 — $437,000, thereafter — $8.4 million. We recognize rental expense on a straight-line basis in rental agreements where the payments, either through abatement or escalation clauses, are made on a non-straight-line basis. Rental expense under these leases was approximately $1.1 million, $945,000 and $945,000 in 2005, 2004 and 2003, respectively, and is included in property taxes, rental expense and insurance in the accompanying consolidated statements of operations.
11. Related Party Transactions
Effective January 1, 2002, we formed a joint venture (“GHII”) with a furniture and equipment contractor for the purpose of engaging in the sale of furniture and equipment to independent third parties. We have a 45% interest, and two of our executive officers, collectively, have a 5% interest in the joint venture. We also provide certain management services to GHII for an annual fee of $240,000. We also acquired furniture and equipment and related services from our joint venture partner, through a separate entity, for 2005, 2004, and 2003 of approximately $21.6 million, $16.6 million and $10.0 million, respectively. Historically, we accounted for this joint venture using the equity method and recorded the income and management service fees as income in our accompanying consolidated statements of operations. In late 2005, we determined that under the application of the Emerging Issues Task Force No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” the Company should have recorded amounts received from GHII as a reduction of the

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Related Party Transactions, Continued
related furniture and equipment cost purchased from the joint venture partner, instead of recording such amounts as income. The cumulative effect of the amounts recorded as income versus reducing our furniture and equipment cost, and related depreciation expense, was a reduction to net income of approximately $670,000. The impact was immaterial to all prior quarterly reported amounts and year-end reported amounts, thus we recorded the cumulative impact of approximately $670,000 as a reduction to net income during the fourth quarter of 2005.
We have commitments under a lease with an affiliate of Phillip H. McNeill, Sr., our Chairman of the Board, for our corporate office space through December 2008, at monthly payments of approximately $13,200.
We periodically use an airplane that is wholly-owned by McNeill & Associates, Ltd. Phillip H. McNeill, Sr., our Chairman of the Board, owns 100% of McNeill & Associates, Ltd. We paid McNeill & Associates, Ltd. approximately $9,000, $70,000 and $42,000 for 2005, 2004 and 2003, respectively, in conjunction with the use of this airplane.
12. Capital Stock
In March 2005, we completed an offering of approximately 2.7 million shares of common stock for net proceeds of approximately $28.6 million. The proceeds were used to fund our hotel acquisitions discussed in Note 3.
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
Our Partnership units are redeemable at the option of the holder for a like number of shares of common stock, or at the option of the Company, the cash equivalent thereof. Approximately 1.4 million total Partnership units were outstanding at December 31, 2005.
13. Stock-Based Compensation Plans
The Company is authorized, under our 1994 Stock Incentive Plan (the “1994 Plan”) and the Directors’ Compensation Plan (the “Directors Plan”), to issue a total of 4.1 million shares of common stock to directors, officers and key employees in the form of stock options, restricted stock, or

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Stock-Based Compensation Plans, Continued
performance stock. Under our 1994 Plan, the total shares available for grant is 4.0 million, of which not more than 2.0 million shares may be grants of restricted stock. At December 31, 2005, we have approximately 2.8 million shares available for grant. Under our Directors Plan, the total shares available for grants of options is 100,000. Our directors may also elect to receive their meeting and retainer fees in the form of common stock.
Stock Options
All options to officers, directors and key employees have eight to ten year contractual terms and generally vest ratably over five years. A summary of our stock option grants at December 31, 2005, 2004 and 2003 and the changes during the years are presented below:

	2005		2004		2003
		Weighted		Weighted		Weighted
	# of Shares	Average	# of Shares	Average	# of Shares	Average
	of Underlying	Exercise	of Underlying	Exercise	of Underlying	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	36,000	$10.61	153,000	$12.53	153,000	$12.53
Granted	—	—	—	—	—	—
Expirations	(2,000)	$11.25	—	—	—	—
Exercised	—	—	(4,000)	$8.35	—	—
Forfeited	—	—	(113,000)	$13.28	—	—

Outstanding at end of year	34,000	$10.57	36,000	$10.61	153,000	$12.53

Exercisable at end of year	34,000	$10.57	36,000	$10.61	152,000	$12.55

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	# Outstanding	Remaining	Exercise	# Exercisable	Remaining	Exercise
Range of Exercise Prices	at 12/31/05	Life	Price	at 12/31/05	Life	Price
$6.88 — $13.69	34,000	3.00	$10.57	34,000	3.00	$10.57
Prior to January 1, 2003, we accounted for these plans under the recognition and measurement provisions of ABP No. 25, “Accounting for Stock Issues to Employees,” and related interpretations.
In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We elected to adopt the recognition provisions of SFAS No. 123 under the prospective method as defined in SFAS No. 148 on January 1, 2003. Under the prospective method, we now will apply the fair value based method of accounting for stock-based employee compensation prospectively to all stock option awards granted, modified or settled beginning January 1, 2003. There were no material grants, modifications or settlements of stock options made during 2005, 2004 or 2003. No stock-based employee compensation cost is reflected in net income related to stock options as all options granted prior to December 31, 2002 had an exercise price equal to the market value of the underlying common stock on the date of grant.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Stock-Based Compensation Plans, Continued
For the purposes of disclosures required by SFAS No. 123, the fair value of each option granted during 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend of $0.53 per share; (2) expected volatility of 25.0%; (3) a risk-free interest rate of 4.5%; and (4) expected life of six years.
Assuming that compensation cost for our 2002 stock option grants had been determined consistent with SFAS No. 123, our pro forma net income, and net income per common share for 2005, 2004 and 2003 would have decreased less than 1%.
Restricted Stock
A summary of our restricted stock grants at December 31, 2005, 2004 and 2003 and the changes during the years are presented below:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Fair Market		Fair Market		Fair Market
		Value at		Value at		Value at
	# of Shares	Grant	# of Shares	Grant	# of Shares	Grant
Unvested restricted shares outstanding, at beginning of year	417,481	$9.36	52,706	$7.56	112,031	$8.58
Granted:
With 5 year pro rata vesting	31,250	$11.64	293,122	$9.45	—	—
With 4 year pro rata vesting	57,600	$10.92	—	—	—	—
With 3 year pro rata vesting	—	—	112,111	$9.45	—	—

Total granted	88,850	$11.17	405,233	$9.45	—	—

Restricted shares vested	(10,284)	$7.01	(34,658)	$8.12	(59,325)	$9.49
Restricted shares forfeited	—	—	(5,800)	$6.48	—	—

Unvested restricted shares outstanding, at end of year	496,047	$9.74	417,481	$9.36	52,706	$7.56

In 2005 and 2004, we issued approximately 90,000 and 405,000 shares of restricted common stock, respectively, to certain key executives and directors of our Company. These grants vest between three and five years after the date of issuance, if certain performance measures have been achieved by the Company. The vesting of the restricted stock is based on cumulative adjusted funds from operations and total shareholder return targets as determined by our Board. The executives and directors will be entitled to vote these restricted stock shares and will also receive dividends on the common shares over the vesting period. Based on management’s estimated fair value of these restricted stock grants, we record compensation expense ratably over the respective vesting periods. At December 31, 2005, the total estimated fair value of these restricted stock grants was approximately $4.9 million. For 2005 and 2004, we recorded compensation expense of approximately $1.4 million and $680,000, respectively, related to these restricted stock grants.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Supplemental Disclosure of Non-cash Operating, Investing and Financing Activities
Supplemental disclosure of non-cash investing and financing activities:
2005
During January 2005, we issued to several key officers, 83,850 shares of restricted common stock at prices ranging from $10.90 to $11.74 per share under the 1994 Stock Incentive Plan as part of management’s long-term incentive compensation.
During February 2005, we issued to three of our officers, 49,445 shares of common stock at $11.20 per share under the 1994 Stock Incentive Plan in lieu of cash as a performance bonus.
During February 2005, we issued to one of our independent directors, 5,000 shares of restricted common stock at $11.12 per share under the 1994 Stock Incentive Plan.
During 2005, we issued 16,286 shares of common stock at prices ranging from $10.86 to $13.60 per share to our independent directors in lieu of cash as compensation.
During 2005, we issued 22,267 shares of common stock upon redemption of Partnership units.
Approximately $9.4 million in common stock and unit dividends were declared and unpaid at December 31, 2005. We paid these dividends on January 31, 2006. Approximately $1.3 million in preferred stock dividends were declared and unpaid at December 31, 2005. We paid these dividends on January 31, 2006.
During 2005, we completed the purchase of 16 hotels and assumed approximately $43.9 million in secured long-term debt, including approximately $2.7 million of a mortgage note premium. We also issued approximately $3.8 million in Partnership units in conjunction with these acquisitions.
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

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.	Supplemental Disclosure of Non-cash Operating, Investing and Financing Activities, Continued
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
15.	Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS No. 123(R). In accordance with the new rule, the accounting provisions of SFAS No. 123(R) will be effective for the Company beginning in the first quarter of fiscal 2006. The Company tentatively expects to adopt the provision of SFAS No. 123(R) using a modified prospective application. SFAS No. 123(R), which provides certain changes to the method for valuing share-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. We believe that the adoption of SFAS No. 123(R) will not have a material effect on our earnings, financial condition or cash flows.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.	Subsequent Events
In December 2005, we entered into an agreement to purchase five hotels, subject to the completion of customary due diligence, for an aggregate of approximately $45.5 million, including the assumption of an aggregate of approximately $15.7 million in mortgage debt. By February 2006, we finalized the purchase of four of the five hotels, a SpringHill Suites in Sarasota, Florida, a Residence Inn in Tampa, Florida, a Courtyard by Marriott in Orlando, Florida and a TownePlace Suites in Savannah, Georgia. The acquisition of the remaining hotel, a Residence Inn in Mobile, Alabama, is expected to be completed by the end of the second quarter of 2006. The five hotels include an aggregate of 435 rooms and have an average age of approximately seven years.
In February 2006, we issued 2.4 million shares of 8.00% Series C Cumulative Preferred Stock. Net proceeds were approximately $57.9 million and were used to fund the above referenced acquisitions and to repay outstanding borrowings under our Line of Credit. The Series C Preferred Stock may be redeemed at $25.00 per share plus accrued but unpaid dividends at the election of the Company, on or after February 15, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

EQUITY INNS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(in thousands)

		Valuation
	Allowance	Allowance for
	for Doubtful	Deferred Income
	Accounts (1)	Tax Asset
Balance at December 31, 2002	$2,804	$—

Charged to costs and expenses	50	16,789

Deductions	(2,654)	—

Balance at December 31, 2003	200	16,789

Charged to costs and expenses	25	4,134

Deductions	—	—

Balance at December 31, 2004	225	20,923

Charged to costs and expenses	—	378

Deductions	(50)	—

Balance at December 31, 2005	$175	$21,301

(1)	Allowance for doubtful accounts includes combined allowances for both accounts receivable and notes receivable.

EQUITY INNS, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005
(in thousands)

ASSETS HELD FOR USE				Cost Capitalized
				Subsequent		Gross Amount at Which							Life Upon
		Initial Cost		to Acquisition		Carried at Close of Period			Accumulated	Net Book			Which
			Buildings		Buildings		Buildings		Depreciation	Value			Depreciation
			and		and		and		Buildings and	Buildings and	Date of	Date of	In Statement
Description of Property	Footnote	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Improvements	Construction	Acquisition	Is Computed
Hampton Inn- Albany, New York	4	$953	$10,699		$4,192	$953	$14,891	$15,844	$4,750	$11,094	1986	3/2/94	5-40 yrs.
Hampton Inn-Cleveland, Ohio	1	820	4,645		1,421	820	6,066	6,886	2,563	4,323	1987	3/2/94	5-40 yrs.
Hampton Inn-College Station, Texas	1	656	5,326		1,919	656	7,245	7,901	2,847	5,054	1986	3/2/94	5-40 yrs.
Hampton Inn-Columbus, Georgia	1	603	3,378		2,039	603	5,417	6,020	2,321	3,699	1986	3/2/94	5-40 yrs.
Hampton Inn-Ann Arbor, Michigan	1	565	5,005		1,577	565	6,582	7,147	2,582	4,565	1986	4/21/94	5-31 yrs.
Hampton Inn-Gurnee, Illinois	1	630	3,674		2,787	630	6,461	7,091	2,604	4,487	1988	6/7/94	5-31 yrs.
Residence Inn-Eagan, Minnesota	3	540	8,782		3,359	540	12,141	12,681	3,831	8,850	1988	9/12/94	5-31 yrs.
Residence Inn-Tinton Falls, New Jersey	3		8,130		2,854		10,984	10,984	4,101	6,883	1988	9/12/94	5-31 yrs.
Hampton Inn-Milford, Connecticut	1	759	6,156		2,600	759	8,756	9,515	3,275	6,240	1986	9/20/94	5-31 yrs.
Hampton Inn-Meriden, Connecticut	1	648	3,661		2,874	648	6,535	7,183	2,548	4,635	1988	9/20/94	5-31 yrs.
Hampton Inn-Beckley, West Virginia	4	1,876	5,959		1,225	1,876	7,184	9,060	2,775	6,285	1992	11/28/94	5-31 yrs.
Holiday Inn-Bluefield, West Virginia	2	1,661	6,483		2,863	1,661	9,346	11,007	3,597	7,410	1980	11/282/94	5-31 yrs.
Hampton Inn-Gastonia, North Carolina	1	1,651	5,099		1,262	1,651	6,361	8,012	2,697	5,315	1989	11/28/94	5-31 yrs.
Hampton Inn-Morgantown, West Virginia	3	1,573	4,635	$4	1,425	1,577	6,060	7,637	2,440	5,197	1991	11/28/94	5-31 yrs.
Holiday Inn-Oak Hill, West Virginia	2	269	3,812		3,408	269	7,220	7,489	2,657	4,832	1983	11/28/94	5-31 yrs.
Hampton Inn-Naperville, Illinois	1	678	6,851		2,123	678	8,974	9,652	3,360	6,292	1987	12/6/94	5-31 yrs.
Hampton Inn-State College, Pennsylvania	4	718	7,835		1,596	718	9,431	10,149	3,307	6,842	1987	1/3/95	5-31 yrs.
Comfort Inn-Rutland, Vermont	4	359	4,037		1,201	359	5,238	5,597	2,162	3,435	1985	6/15/95	5-31 yrs.
Hampton Inn-Scranton, Pennsylvania	4	403	7,737		944	403	8,681	9,084	2,841	6,243	1994	9/20/95	5-31 yrs.
Residence Inn-Omaha, Nebraska	1	953	2,812	6	2,587	959	5,399	6,358	2,148	4,210	1985	12/15/95	5-31 yrs.
Hampton Inn-Fayetteville, North Carolina	1	403	5,191	17	2,234	420	7,425	7,845	2,642	5,203	1986	9/22/95	5-31 yrs.
Hampton Inn-Indianapolis, Indiana	1	1,207	6,639		2,185	1,207	8,824	10,031	3,272	6,759	1987	9/22/95	5-31 yrs.
Holiday Inn-Mt. Pleasant, South Carolina	1	888	8,121		4,415	888	12,536	13,424	4,801	8,623	1988	9/22/95	5-31 yrs.
Comfort Inn-Jacksonville Beach, Florida	1	849	7,678	2	3,503	851	11,181	12,032	4,307	7,725	1990	11/21/95	5-31 yrs.
Hampton Inn-Austin, Texas	1	500	7,034	6	2,433	506	9,467	9,973	3,101	6,872	1987	12/27/95	5-31 yrs.
Hampton Inn-Knoxville, Tennessee	1	617	4,103		2,098	617	6,201	6,818	2,324	4,494	1988	2/21/96	5-31 yrs.
Hampton Inn-Glen Burnie, Maryland	4		5,397		1,804		7,201	7,201	2,482	4,719	1989	3/14/96	5-31 yrs.
Hampton Inn-Detroit, Michigan	3	1,207	6,311		1,548	1,207	7,859	9,066	3,016	6,050	1989	5/31/96	5-31 yrs.
Homewood Suites-Hartford, Connecticut	4	2,866	8,575		1,882	2,866	10,457	13,323	3,975	9,348	1990	5/31/96	5-31 yrs.
Holiday Inn-Winston-Salem, North Carolina	1	1,350	3,763		4,964	1,350	8,727	10,077	3,633	6,444	1969	6/28/96	5-31 yrs.
Hampton Inn-Scottsdale, Arizona	2	2,227	7,289		959	2,227	8,248	10,475	3,028	7,447	1996	7/16/96	5-31 yrs.
Hampton Inn-Chattanooga, Tennessee	4	1,475	7,576		2,650	1,475	10,226	11,701	3,442	8,259	1988	7/22/96	5-31 yrs.
Homewood Suites-San Antonio, Texas	3	907	7,690		608	907	8,298	9,205	3,073	6,132	1996	9/27/96	5-31 yrs.
Residence Inn-Burlington, Vermont	2	678	7,019		3,836	678	10,855	11,533	3,111	8,422	1988	10/1/96	5-31 yrs.
Homewood Suites-Phoenix, Arizona	3		7,988		2,300		10,288	10.288	3,763	6,525	1996	11/15/96	5-31 yrs.
Residence Inn-Colorado Springs, Colorado	2	1,350	8,378		1,998	1,350	10,376	11,726	3,650	8,076	1984	1/10/97	5-31 yrs.
Residence Inn-Oklahoma City, Oklahoma	4	1,450	9,771		2,700	1,450	12,471	13,921	4,136	9,785	1982	1/10/97	5-31 yrs.
Residence Inn-Tucson, Arizona	3	832	7,783		1,855	832	9,638	10,470	3,547	6,923	1985	1/10/97	5-31 yrs.
Hampton Inn-Norfolk, Virginia	4		5,612		1,790		7,402	7,402	2,621	4,781	1990	3/5/97	5-31 yrs.
Hampton Inn-Pickwick, Tennessee	2	370	1,747		685	370	2,432	2,802	876	1,926	1994	3/11/97	5-31 yrs.
Hampton Inn-Overland Park, Kansas	3	906	6,261		2,045	906	8,306	9,212	2,937	6,275	1991	4/23/97	5-31 yrs.
Hampton Inn-Addison, Texas	2	2,981	7,146		2,120	2,981	9,266	12,247	3,256	8,991	1985	6/24/97	5-31 yrs.
Hampton Inn-Atlanta-Northlake, Georgia	2		7,505		1,498		9,003	9,003	3,103	5,900	1988	6/24/97	5-31 yrs.
Hampton Inn-Birmingham (Mountain Brook), Alabama	4		8,675		1,918		10,593	10,593	3,203	7,390	1987	8/1/97	5-31 yrs.
Hampton Inn-Chapel Hill, North Carolina	2	1,834	7,229		1,625	1,834	8,854	10,688	2,773	7,915	1986	6/24/97	5-31 yrs.
Hampton Inn-Charleston, South Carolina	4	712	5,735		1,757	712	7,492	8,204	2,499	5,705	1985	6/24/97	5-31 yrs.
Hampton Inn-Colorado Springs, Colorado	2	803	4,336		1,422	803	5,758	6,561	2,188	4,373	1985	6/24/97	5-31 yrs.
Hampton Inn-Columbia, South Carolina	2	650	7,200		1,498	650	8,698	9,348	2,414	6,934	1985	6/24/97	5-31 yrs.
Hampton Inn-Aurora, Colorado	4	784	3,703		1,787	784	5,490	6,274	1,990	4,284	1985	6/24/97	5-31 yrs.

EQUITY INNS, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
AS OF DECEMBER 31, 2005
(in thousands)

				Cost Capitalized
				Subsequent		Gross Amount at Which							Life Upon
		Initial Cost		to Acquisition		Carried at Close of Period			Accumulated	Net Book			Which
			Buildings		Buildings		Buildings		Depreciation	Value			Depreciation
			and		and		and		Buildings and	Buildings and	Date of	Date of	In Statement
Description of Property	Footnote	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Improvements	Construction	Acquisition	Is Computed
Hampton Inn-Detroit (Madison Heights), Michigan	4	881	4,755		1,283	881	6,038	6,919	2,133	4,786	1987	6/24/97	5-31 yrs.
Hampton Inn-Dublin, Ohio	4	944	4,095		1,494	944	5,589	6,533	1,900	4,633	1988	6/24/97	5-31 yrs.
Hampton Inn-Kansas City, Kansas	3	585	4,719		1,512	585	6,231	6,816	1,990	4,826	1987	6/24/97	5-31 yrs.
Hampton Inn-Little Rock, Arkansas	2	898	6,078		1,485	898	7,563	8,461	2,695	5,766	1985	6/24/97	5-31 yrs.
Hampton Inn-Memphis (Poplar), Tennessee	3	1,955	7,286		1,529	1,955	8,815	10,770	3,105	7,665	1985	6/24/97	5-31 yrs.
Hampton Inn-Nashville (Briley), Tennessee	6		7,119		2,115		9,234	9,234	2,978	6,256	1987	6/24/97	5-31 yrs.
Hampton Inn-Richardson, Texas	3	1,750	5,861		1,729	1,750	7,590	9,340	2,657	6,683	1987	6/24/97	5-31 yrs.
Hampton Inn-St. Louis, Missouri	4	665	4,161		2,083	665	6,244	6,909	2,082	4,827	1987	6/24/97	5-31 yrs.
Homewood Suites-Germantown, Tennessee	5	1,011	6,771		896	1,011	7,667	8,678	2,765	5,913	1986	6/26/97	5-31 yrs.
Homewood Suites-Augusta, Georgia	2	330	4,680		824	330	5,504	5,834	1,758	4,076	1997	7/10/97	5-31 yrs.
Residence Inn-Princeton, New Jersey	3	1,920	17,375		4,684	1,920	22,059	23,979	6,609	17,370	1988	9/18/97	5-31 yrs.
AmeriSuites-Cincinnati (Blue Ash), Ohio	2	900	6,707		814	900	7,521	8,421	2,469	5,952	1990	12/10/97	5-31 yrs.
AmeriSuites-Cincinnati (Forest Park), Ohio	5	800	6,185		800	800	6,985	7,785	2,509	5,276	1992	12/10/97	5-31 yrs.
AmeriSuites-Columbus, Ohio	3	903	7,630		918	903	8,548	9,451	3,004	6,447	1994	12/10/97	5-31 yrs.
AmeriSuites-Flagstaff, Arizona	5	600	4,569		800	600	5,369	5,969	2,052	3,917	1993	12/10/97	5-31 yrs.
AmeriSuites-Indianapolis, Indiana	3	700	5,575	468	1,680	1,168	7,255	8,423	2,463	5,960	1992	12/10/97	5-31 yrs.
AmeriSuites-Miami, Florida	2	1,500	10,287		885	1,500	11,172	12,672	3,482	9,190	1996	12/10/97	5-31 yrs.
AmeriSuites-Overland Park, Kansas	3	1,300	7,930		754	1,300	8,684	9,984	2,984	7,000	1994	12/10/97	5-31 yrs.
AmeriSuites-Richmond, Virginia	3	1,772	10,561		828	1,772	11,389	13,161	3,591	9,570	1992	12/3/97	5-31 yrs.
AmeriSuites-Tampa, Florida	5	1,400	10,309		1,035	1,400	11,344	12,744	3,345	9,399	1994	12/3/97	5-31 yrs.
Hampton Inn-San Antonio, Texas	6	3,749	8,856		1,830	3,749	10,686	14,435	2,877	11,558	1995	4/14/98	5-31 yrs.
Homewood Suites-Sharonville, Ohio	3	863	6,940		1,775	863	8,715	9,578	2,952	6,626	1990	4/15/98	5-31 yrs.
Residence Inn-Boise, Idaho	6	950	6,108		2,911	950	9,019	9,969	2,680	7,289	1986	4/28/98	5-31 yrs.
Residence Inn-Portland, Oregon	3	2,400	21,235		3,851	2,400	25,086	27,486	6,727	20,759	1990	4/28/98	5-31 yrs.
Undeveloped Real Estate-Bartlett, Tennessee		125				125		125		125		5/1/98
Residence Inn-Somers Point, New Jersey	5	1,094	7,101		2,511	1,094	9,612	10,706	2,582	8,124	1998	5/8/98	5-31 yrs.
AmeriSuites-Albuquerque, New Mexico	5	1,776	7,789		431	1,776	8,220	9,996	2,732	7,264	1997	6/26/98	5-31 yrs.
AmeriSuites-Baltimore, Maryland	5	659	9,412		541	659	9,953	10,612	2,867	7,745	1996	6/26/98	5-31 yrs.
AmeriSuites-Baton Rouge, Louisiana	2	649	10,242		239	649	10,481	11,130	3,429	7,701	1997	6/26/98	5-31 yrs.
AmeriSuites-Birmingham, Alabama	5	1,066	6,629		214	1,066	6,843	7,909	2,247	5,662	1997	6/26/98	5-31 yrs,
AmeriSuites-Las Vegas, Nevada	2	4,126	15,021		602	4,126	15,623	19,749	5,339	14,410	1998	6/26/98	5-31 yrs.
AmeriSuites-Memphis (Wolfchase), Tennessee	3	1,108	7,333		221	1,108	7,554	8,662	2,521	6,141	1996	6/26/98	5-31 yrs.
AmeriSuites-Miami (Kendall), Florida	2	2,426	8,196		373	2,426	8,569	10,995	2,600	8,395	1996	6/26/98	5-31 yrs.
AmeriSuites-Minneapolis, Minnesota	2	1,312	8,294		394	1,312	8,688	10,000	2,790	7,210	1997	6/26/98	5-31 yrs.
AmeriSuites-Nashville, Tennessee	2	1,622	9,650		367	1,622	10,017	11,639	3,303	8,336	1997	6/26/98	5-31 yrs.
Homewood Suites-Seattle, Washington	2	2,640	19,529		1,103	2,640	20,632	23,272	5,984	17,288	1998	8/7/98	5-31 yrs.
Homewood Suites-Chicago, Illinois	2		29,052		7,704		36,756	36,756	10,672	26,084	1999	5/18/99	5-31 yrs.
Homewood Suites-Orlando, Florida	6	4,250	17,015		4,213	4,250	21,228	25,478	6,722	18,756	1999	6/25/99	5-31 yrs.
Courtyard by Marriott-Houston, Texas	6	2,175	14,128		64	2,175	14,192	16,367	2,513	13,854	2002	12/6/02	5-31 yrs.
Courtyard by Marriott-Tallahassee, Florida	6	1,464	8,409		32	1,464	8,441	9,905	780	9,125	2000	1/26/04	5-31 yrs.
Residence Inn-Tampa, Florida	6	770	10,240		70	770	10,310	11,080	945	10,135	1998	3/25/04	5-31 yrs.
Courtyard by Marriott-Gainesville, Florida	6	631	6,777	1	21	632	6,798	7,430	573	6,857	1996	4/29/04	5-31 yrs.
Residence Inn-Tallahassee, Florida	6	938	7,335		23	938	7,358	8,296	677	7,619	1996	4/29/04	5-31 yrs.
Residence Inn-Knoxville, Tennessee	6	654	8,664	1	22	655	8,686	9,341	747	8,594	1997	5/10/04	5-31 yrs.
Courtyard by Marriott-Asheville, North Carolina	6	760	6,229		24	760	6,253	7,013	509	6,504	1996	5/28/04	5-31 yrs.
Residence Inn-Chattanooga, Tennessee	6	768	7,327		26	768	7,353	8,121	638	7,483	1996	5/28/04	5-31 yrs.
Courtyard by Marriott-Athens, Georgia	6	921	5,641		128	921	5,769	6,690	504	6,186	1989	6/16/04	5-31 yrs.
Residence Inn-Savannah, Georgia	6	861	5,907		17	861	5,924	6,785	508	6,277	1996	6/29/04	5-31 yrs.
Hampton Inn-Boca Raton, Florida	6	1,030	9,342		278	1,030	9,620	10,650	547	10,103	1996	10/22/04	5-31 yrs.
Hampton Inn & Suites-Boynton Beach, Florida	6	1,450	18,513		571	1,450	19,084	20,534	1,005	19,529	1997	10/22/04	5-31 yrs.
Hampton Inn-Deerfield Beach, Florida	6	930	12,040		169	930	12,209	13,139	660	12,479	2002	10/22/04	5-31 yrs.
Hampton Inn-Palm Beach Gardens, Florida	6	1,330	13,691		387	1,330	14,078	15,408	753	14,655	1999	10/22/04	5-31 yrs.
Hampton Inn-West Palm Beach, Florida	6	990	15,009		166	990	15,175	16,165	776	15,389	2001	10/22/04	5-31 yrs.
Courtyard by Marriott-Dalton, Georgia	6	850	5,551		52	850	5,603	6,453	385	6,068	1999	11/1/04	5-31 yrs.
Hilton Garden Inn-Louisville, Kentucky	6	975	7,085		519	975	7,604	8,579	494	8,085	1999	11/1/04	5-31 yrs.
Residence Inn-Macon, Georgia	6	640	5,918		143	640	6,061	6,701	383	6,318	1996	12/06/04	5-31 yrs.
SpringHill Suites-Asheville, North Carolina	6	600	6,737		71	600	6,808	7,408	360	7,048	2002	12/16/04	5-31 yrs.

EQUITY INNS, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
AS OF DECEMBER 31, 2005
(in thousands)

				Cost Capitalized
				Subsequent		Gross Amount at Which
		Initial Cost		to Acquisition		Carried at Close of Period							Life Upon
									Accumulated	Net Book			Which
			Buildings		Buildings		Buildings		Depreciation	Value			Depreciation
			and		and		and		Buildings and	Buildings and	Date of	Date of	In Statement
Description of Property	Footnote	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Improvements	Construction	Acquisition	Is Computed
Courtyard by Marriott-Knoxville, Tennessee	6	640	8,724		112	640	8,836	9,476	413	9,063	1996	12/21/04	5-31 yrs.
Courtyard by Marriott-Mobile, Alabama	6		6,542		108		6,650	6,650	343	6,307	1995	12/21/04	5-31 yrs.
Hilton Garden Inn-Ft. Myers, Florida	6	1,300	13,618			1,300	13,618	14,918	521	14,397	2001	3/1/05	5-31 yrs.
Residence Inn-Jacksonville, Florida	6	725	5,774			725	5,774	6,499	267	6,232	2000	3/9/05	5-31 yrs.
Courtyard by Marriott-Bowling Green, Kentucky	6	1,000	7,139			1,000	7,139	8,139	253	7,886	1997	4/29/05	5-31 yrs.
Courtyard by Marriott-Jacksonville, Florida	6	700	6,447			700	6,447	7,147	227	6,920	1996	5/2/05	5-31 yrs.
Hampton Inn-Orlando, Florida		2,700	9,139			2,700	9,139	11,839	307	11,532	1999	6/1/05	5-31 yrs.
Residence Inn-Sarasota, Florida	6	1,360	8,848			1,360	8,848	10,208	258	9,950	1997	6/13/05	5-31 yrs.
Courtyard by Marriott-Sarasota, Florida	6	1,200	8,920			1,200	8,920	10,120	210	9,910	1996	6/16/05	5-31 yrs.
Residence Inn-Ft. Myers, Florida	6	1,000	10,023			1,000	10,023	11,023	240	10,783	1996	6/16/05	5-31 yrs.
Hampton Inn & Suites-Franklin, Tennessee	6	1,650	9,040			1,650	9,040	10,690	234	10,456	1996	7/1/05	5-31 yrs.
Hampton Inn-Champaign, Illinois	2	700	10,700			700	10,700	11,400	166	11,234	1995	9/2/05	5-31 yrs.
Hampton Inn-East Lansing, Michigan	2	1,000	4,166			1,000	4,166	5,166	81	5,085	2000	9/2/05	5-31 yrs.
Hampton Inn-Grand Rapids, Michigan	2	1,275	4,296			1,275	4,296	5,571	85	5,486	1998	9/2/05	5-31 yrs.
SpringHill Suites-Grad Rapids, Michigan	2	574	5,076			574	5,076	5,650	98	5,552	2002	9/2/05	5-31 yrs.
Hampton Inn-Peabody, Massachusetts		1,800	5,812			1,800	5,812	7,612	82	7,530	1999	9/30/05	5-31 yrs.
Homewood Suites-Peabody, Massachusetts		1,300	5,247			1,300	5,247	6,547	66	6,481	1999	9/30/05	5-31 yrs.
Courtyard by Marriott-Carlsbad, California	6	3,000	19,039			3,000	19,039	22,039	137	21,902	2000	11/1/05	5-31 yrs.
Construction in Progress		2,301				2,301		2,301		2,301
Corporate Office—Memphis, TN					586		586	586	424	162	1999		7 Yrs

		138,752	970,319	505	167,390	139,257	1,137,709	1,276,966	292,333	984,633

Impairment Losses
Hampton Inn-Little Rock, Arkansas			(2,150)				(2,150)	(2,150)		(2,150)
Hampton Inn-Chapel Hill, North Carolina			(2,700)				(2,700)	(2,700)		(2,700)
Hampton Inn-Atlanta (Northlake), Georgia			(975)				(975)	(975)		(975)
Sandy, Utah			(575)				(575)	(575)		(575)

		$138,752	$963,919	$505	$167,390	$139,257	$1,131,309	$1,270,566	$292,333	$978,233

Notes to Schedule III — Real Estate and Accumulated Depreciation (in thousands).
1.	Collateral for the CMBS Mortgage Bonds with a current balance of $49,100

2.	Collateral for the $125,000 Line of Credit with a current balance of $54,000

3.	Collateral for the GMAC mortgages due July 2009 with a current balance of $87,455

4.	Collateral for the GECC mortgages due November 2010 with a current balance of $64,644

5.	Collateral for the GMAC mortgages due November 2010 with a current balance of $33,512

6.	Collateral for various mortgage notes due from September 2005 to November 2016 with combined balances of approximately $265,000

	2005	2004	2003
Cost of land, buildings and improvements:
Balance at beginning of year	$1,118,941	$930,984	$946,422
Acquisitions and improvements	185,783	220,112	13,342
Disposals	(27,758)	(30,272)	(24,407)
Impairments	(6,400)	(1,883)	(4,373)

Balance at end of year	$1,270,566	$1,118,941	$930,984

Accumulated depreciation on buildings and improvements:
Balance at beginning of year	$262,337	$239,335	$206,276
Depreciation for the period	48,413	41,171	39,371
Disposals	(18,417)	(20,040)	(6,312)
Impairments	—	1,871	—

Balance at end of year	$292,333	$262,337	$239,335

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
During the fiscal year ended December 31, 2005 and through the date of this report, there has been no change in the Company’s independent accountants, nor have any disagreements with such accountants or reportable events occurred.
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
Internal Control Over Financial Reporting
See “Management’s Report on Internal Control Over Financial Reporting” included in Item 8 “Financial Statements and Supplementary Data.”
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information required by this item is incorporated by reference from the section entitled “The Election of Directors” and “Our Board of Directors” in the Proxy Statement as to the Company’s directors and certain of our executive officers. The information set forth in Item 1 to this annual report on Form 10-K under the captions “Business-Executive Officers of the Company” and “Business-Available Information” is also incorporated by reference into this Item 10.
Information required by this item is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership and Reporting Compliance” in the Proxy Statement as to Section 16 reporting compliance.
Our Board has determined that Robert P. Bowen represents its “audit committee financial expert” (as that term is defined in the rules promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002) in serving on the Audit Committee. Our Board has determined that each of the members of our Audit Committee is financially literate and has accounting or related financial management expertise, as required by the New York Stock Exchange as interpreted by our Board.
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
PART IV
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
Exhibits:
The exhibits required by Item 6.01 of Regulation S-K are provided below. Management contracts or compensatory plans are filed as exhibits 10.3(a), 10.3(b), 10.18, 10.19, 10.20, 10.21, 10.22, 10.23, 10.24, 10.25, 10.27, 10.29, 10.33(a) and 10.33(b).

Exhibit
Number	Description

3.1(a) —
Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on October 23, 1997)

3.1(b) —
Articles of Amendment to the Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on May 28, 1998)

3.1(c) —
Articles of Amendment to the Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 4.1(d) to the Company’s Registration Statement on Form 8-A12B (Registration No. 01-12073) filed with the SEC on July 7, 2003, as amended on August 7, 2003)

3.1(d) —
Articles of Amendment to the Second Amended and Restated Charter of the Company (incorporated by reference to Exhibit 4.1(e) to the Company’s Registration Statement on Form 8-A filed with the SEC on February 15, 2006)

3.2 —	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (Registration No. 33-73304)

4.1(a) —	Form of Share Certificate for the Company’s Common Stock, $.01 par value (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (Registration No. 33-73304))

4.1(b) —
Form of share certificate for the Company’s 8.75% Series B Cumulative Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2003)

4.1(c) —
Form of share certificate for the Company’s 8.00% Series C Cumulative Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed with the SEC on February 15, 2006)

4.2(a) —
Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 24, 1997 (Registration No. 01-12073) filed with the SEC on July 10, 1997)

4.2(b) —
Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on June 24, 1998)

4.2(c) —
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.2(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

4.3(a) —
Junior Subordinated Indenture, dated as of June 17, 2005, between the Partnership and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2005)

Exhibit
Number	Description
4.3(b) —
Amended and Restated Trust Agreement, dated as of June 17, 2005, among the Partnership, as depositor, JPMorgan Chase National Association, as property trustee and Delaware trustee, the Administrative Trustees named therein and the holders of undivided beneficial interests in the assets of the Trust trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2005)

4.3(c) —	Form of Junior Subordinated Note (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2005)

4.3(d) —	Form of Trust Preferred Security Certificate Note (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2005)

4.4, 10.1—
Indenture dated as of February 6, 1997 among EQI Financing Partnership I, L.P. as Issuer, LaSalle National Bank as Trustee, and ABN AMBRO Bank N.V. as Fiscal Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Registration No. 01-12073) for the quarter ended March 31, 1997 and filed with the SEC on April 30, 1997)

10.2(a) —
Form of Lease Agreement, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.2(b)—
Form of Consolidated Lease Agreement for the AmeriSuites hotels leased by certain subsidiaries of Equity Inns TRS Holdings, Inc. as lessees, and Equity Inns Partnership, L.P. as lessor, effective as of January 1, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 25, 2002)

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

10.6(b)—	Loan Affirmation and Modification Agreement dated as of December 31, 2000 by and among EQI Financing Partnership II, L.P., EQI/WV Financing Partnership, L.P., ENN

Exhibit
Number	Description

Leasing Company II, L.L.C., Equity Inns Partnership, L.P., Equity Inns, Inc., Norwest Bank Minnesota, National Association, as trustee, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.6(c) —
Loan Affirmation and Modification Agreement dated as of January 9, 2002, by and among EQI Financing Partnership II, L.P., EQI/WV Financing Partnership, L.P., EQI Financing Partnership V, L.P., ENN Leasing Company II, L.L.C., ENN Leasing Company V, L.L.C., Equity Inns Partnership, L.P., Equity Inns, Inc., Equity Inns Trust, Norwest Bank Minnesota, National Association, as trustee, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 25, 2002)

10.7 —
Loan Agreement, dated as of October 20, 2000, between EQI Financing Partnership V, L.P., as Borrower, and GMAC Commercial Mortgage Corporation, as Lender (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Registration No. 01-12073) filed with the SEC on March 23, 2001)

10.8 —
Loan Agreement, dated as of November 7, 2000, between EQI Financing Partnership III, L.P., as Borrower, and General Electric Capital Corporation, as Lender (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Registration No. 01-12073) filed with the SEC on March 23, 2001)

10.9 —
Loan Agreement, dated as of November 7, 2000, by and among EQI Financing Partnership IV, L.P. and EQI/WV Financing Partnership II, L.P., as Borrowers, and General Electric Capital Corporation, as Lender (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Registration No. 01-12073) filed with the SEC on March 23, 2001)

10.10(a) —
Amended and Restated Secured Revolving Credit Agreement dated as of June 11, 2003, by and among Equity Inns Partnership, L.P., Equity Inns/West Virginia Partnership, L.P. and Equity Inns Partnership II, L.P. as Borrowers, Bank One, NA, Credit Lyonnais New York Branch, Fleet National Bank, National Bank of Commerce, AmSouth Bank and Union Planters Bank, National Association as Lenders, Bank One, NA as Administrative Agent, Banc One Capital Markets, as Co-Lead Arranger/Sole Book Manager, Credit Lyonnais New York Branch as Syndication Agent and Co-Lead Arranger and Fleet National Bank as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on July 2, 2003)

10.10(b) —
First Amendment to Amended and Restated Secured Revolving Credit Agreement dated as of January 21, 2004 by and among Equity Inns Partnership, L.P., Equity Inns/ West Virginia Partnership, L.P. and Equity Inns Partnership II, L.P. as Borrower, Bank One, NA as Administrative Agent and Lender, and the remaining Lenders that are signatories thereto (incorporated by reference to Exhibit 10.10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.10(c)—
Second Amendment to Amended and Restated Secured Revolving Credit Agreement dated as of March 26, 2004 by and among Equity Inns Partnership, L.P., Equity Inns/ West Virginia Partnership, L.P. and Equity Inns Partnership II, L.P. as Borrower, Bank One, NA as Administrative Agent and Lender, and the remaining Lenders that are

Exhibit
Number	Description
signatories thereto (incorporated by reference to Exhibit 10.10(c) to the Company’s Current Report on Form 10-K for the year ended December 31, 2004)

10.10(d)—
Second Amended and Restated Secured Revolving Credit Agreement dated as of June 20, 2005 by and among Equity Inns Partnership, L.P., Equity Inns/West Virginia Partnership, L.P. and Equity Inns Partnership II, L.P., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent and lender, JPMorgan Securities, Inc., as sole book manager, Calyon New York Branch, as syndication agent, AmSouth Bank, Bank of America, N.A. and SunTrust Bank, each as documentation agents, and U.S. Planters Bank, N.A., U.S. Bank National Association and Fifth Third Bank, N.A., as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2005)

10.11—
Master Lease Termination Agreement dated as of December 20, 2001, by and among Equity Inns, Inc., Equity Inns Partnership, L.P., Equity Inns/West Virginia Partnership, L.P., EQI Financing Partnership II, L.P., EQI Financing Partnership V, L.P., EQI/WV Financing Partnership, L.P., ENN Leasing Company, Inc., ENN Leasing Company II, L.L.C., ENN Leasing Company V, L.L.C., Prime Hospitality Corp., Oradell Holding Corp., Wayne Holding Corp, and Caldwell Holding Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 25, 2002)

10.12 —
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Promus Hotels, Inc., effective as of January 1, 2001 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.13 —
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Innkeepers Hospitality Management, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.14 —
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Crossroads Hospitality Company, L.L.C., effective as of January 1, 2001 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.15(a)—
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and certain affiliates of Prime Hospitality Corp., effective as of January 1, 2002 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 25, 2002

10.15(b)—
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and certain affiliates of Prime Hospitality Corp., effective as of May 14, 2003 (incorporated by reference to Exhibit 10.15(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.16 —
Form of Deed of Trust dated as of February 6, 1997 by EQI Financing Partnership 1, L.P. in favor of LaSalle National Bank, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Registration No. 01-12073) for the quarter ended March 31, 1997 and filed with the SEC on April 30, 1997)

Exhibit
Number	Description
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

Exhibit
Number	Description
10.29 —	Change in Control and Termination Agreement between Equity Inns Services, Inc., Equity Inns, Inc. and Edwin F. Ansbro

10.30 —
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and McKibbon Hotel Management, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.31 —
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Hospitality Group, Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.32 —
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Gateway Lodging Company, Inc. (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.33(a) —	Executive Officer and Independent Director Compensation (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.33(b)—	Executive Officer Compensation (incorporated by reference to the summary information filed under Item 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2006)

10.33(c)—	Summary of 2006 Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2006)

10.34 —
Mortgage, Security Agreement, Financing Statement and Fixture Filing, by and between Equity Inns Partnership, L.P., as mortgagor, and ING USA Annuity and Life Insurance Company, as mortgagee, dated as of October 21, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2004)

10.35 —
Promissory Note executed by Equity Inns Partnership, L.P. payable to ING USA Annuity and Life Insurance Company, dated as of October 21, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2004)

10.36 —
Purchase Agreement, dated as of June 17, 2005, among the Company, the Partnership, the Trust and Merrill Lynch International (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2005)

10.37 —
Form of Loan Agreement, by and between Borrower and General Electric Capital Corporation, as lender, dated as of November 18, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2005)

Exhibit
Number	Description
10.38 —
Form or Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, by and between Mortgagor and General Electric Capital Corporation, as mortgagee, dated as of November 18, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2005)

12.1* —	Statement regarding computation of ratios

21.1* —	List of subsidiaries of Equity Inns, Inc.

23.1* —	Consent of PricewaterhouseCoopers L.L.P.

31.1* —	Certification of Howard A. Silver, Chief Executive Officer of Equity Inns, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and dated March 15, 2006

31.2* —	Certification of J. Mitchell Collins, Chief Financial Officer of Equity Inns, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and dated March 15, 2006

32.1* —
Certification of Howard A. Silver, Chief Executive Officer of Equity Inns, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated March 15, 2006

32.2* —
Certification of J. Mitchell Collins, Chief Financial Officer of Equity Inns, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated March 15, 2006

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of March, 2006.
        .

EQUITY INNS, INC.
By:	/s/ Howard A. Silver
Howard A. Silver
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March, 2006.

Signature	Title	Date
/s/ Phillip H. McNeill, Sr.	Chairman of the Board	March 15, 2006
Phillip H. McNeill, Sr.	and Director

/s/ Howard A. Silver Howard A. Silver	President, Chief Executive Officer (Principal Executive	March 15, 2006
Officer) and Director

/s/ J. Mitchell Collins	Executive Vice President, Chief	March 15, 2006
J. Mitchell Collins	Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

/s/ Harry S. Hays Harry S. Hays	Director	March 15, 2006

/s/ Joseph W. McLeary Joseph W. McLeary	Director	March 15, 2006

/s/ Raymond E. Schultz Raymond E. Schultz	Director	March 15, 2006

/s/ Robert P. Bowen Robert P. Bowen	Director	March 15, 2006

INDEX OF EXHIBITS

Exhibit
Number	Description

3.1(a) —
Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on October 23, 1997)

3.1(b) —
Articles of Amendment to the Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on May 28, 1998)

3.1(c) —
Articles of Amendment to the Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 4.1(d) to the Company’s Registration Statement on Form 8-A12B (Registration No. 01-12073) filed with the SEC on July 7, 2003, as amended on August 7, 2003)

3.1(d) —
Articles of Amendment to the Second Amended and Restated Charter of the Company (incorporated by reference to Exhibit 4.1(e) to the Company’s Registration Statement on Form 8-A filed with the SEC on February 15, 2006)

3.2 —	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (Registration No. 33-73304)

4.1(a) —	Form of Share Certificate for the Company’s Common Stock, $.01 par value (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (Registration No. 33-73304))

4.1(b) —
Form of share certificate for the Company’s 8.75% Series B Cumulative Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2003)

4.1(c) —
Form of share certificate for the Company’s 8.00% Series C Cumulative Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed with the SEC on February 15, 2006)

4.2(a) —
Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 24, 1997 (Registration No. 01-12073) filed with the SEC on July 10, 1997)

4.2(b) —
Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on June 24, 1998)

4.2(c) —
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.2(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

4.3(a) —
Junior Subordinated Indenture, dated as of June 17, 2005, between the Partnership and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2005)

Exhibit
Number	Description
4.3(b) —
Amended and Restated Trust Agreement, dated as of June 17, 2005, among the Partnership, as depositor, JPMorgan Chase National Association, as property trustee and Delaware trustee, the Administrative Trustees named therein and the holders of undivided beneficial interests in the assets of the Trust trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2005)

4.3(c) —	Form of Junior Subordinated Note (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2005)

4.3(d) —	Form of Trust Preferred Security Certificate Note (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2005)

4.4, 10.1—
Indenture dated as of February 6, 1997 among EQI Financing Partnership I, L.P. as Issuer, LaSalle National Bank as Trustee, and ABN AMBRO Bank N.V. as Fiscal Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Registration No. 01-12073) for the quarter ended March 31, 1997 and filed with the SEC on April 30, 1997)

10.2(a) —
Form of Lease Agreement, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.2(b)—
Form of Consolidated Lease Agreement for the AmeriSuites hotels leased by certain subsidiaries of Equity Inns TRS Holdings, Inc. as lessees, and Equity Inns Partnership, L.P. as lessor, effective as of January 1, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 25, 2002)

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

Exhibit
Number	Description
10.6(b)—
Loan Affirmation and Modification Agreement dated as of December 31, 2000 by and among EQI Financing Partnership II, L.P., EQI/WV Financing Partnership, L.P., ENN Leasing Company II, L.L.C., Equity Inns Partnership, L.P., Equity Inns, Inc., Norwest Bank Minnesota, National Association, as trustee, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.6(c) —
Loan Affirmation and Modification Agreement dated as of January 9, 2002, by and among EQI Financing Partnership II, L.P., EQI/WV Financing Partnership, L.P., EQI Financing Partnership V, L.P., ENN Leasing Company II, L.L.C., ENN Leasing Company V, L.L.C., Equity Inns Partnership, L.P., Equity Inns, Inc., Equity Inns Trust, Norwest Bank Minnesota, National Association, as trustee, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 25, 2002)

10.7 —
Loan Agreement, dated as of October 20, 2000, between EQI Financing Partnership V, L.P., as Borrower, and GMAC Commercial Mortgage Corporation, as Lender (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Registration No. 01-12073) filed with the SEC on March 23, 2001)

10.8 —
Loan Agreement, dated as of November 7, 2000, between EQI Financing Partnership III, L.P., as Borrower, and General Electric Capital Corporation, as Lender (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Registration No. 01-12073) filed with the SEC on March 23, 2001)

10.9 —
Loan Agreement, dated as of November 7, 2000, by and among EQI Financing Partnership IV, L.P. and EQI/WV Financing Partnership II, L.P., as Borrowers, and General Electric Capital Corporation, as Lender (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Registration No. 01-12073) filed with the SEC on March 23, 2001)

10.10(a) —
Amended and Restated Secured Revolving Credit Agreement dated as of June 11, 2003, by and among Equity Inns Partnership, L.P., Equity Inns/West Virginia Partnership, L.P. and Equity Inns Partnership II, L.P. as Borrowers, Bank One, NA, Credit Lyonnais New York Branch, Fleet National Bank, National Bank of Commerce, AmSouth Bank and Union Planters Bank, National Association as Lenders, Bank One, NA as Administrative Agent, Banc One Capital Markets, as Co-Lead Arranger/Sole Book Manager, Credit Lyonnais New York Branch as Syndication Agent and Co-Lead Arranger and Fleet National Bank as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on July 2, 2003)

10.10(b) —
First Amendment to Amended and Restated Secured Revolving Credit Agreement dated as of January 21, 2004 by and among Equity Inns Partnership, L.P., Equity Inns/ West Virginia Partnership, L.P. and Equity Inns Partnership II, L.P. as Borrower, Bank One, NA as Administrative Agent and Lender, and the remaining Lenders that are signatories thereto (incorporated by reference to Exhibit 10.10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

Exhibit
Number	Description
10.10(c)—
Second Amendment to Amended and Restated Secured Revolving Credit Agreement dated as of March 26, 2004 by and among Equity Inns Partnership, L.P., Equity Inns/ West Virginia Partnership, L.P. and Equity Inns Partnership II, L.P. as Borrower, Bank One, NA as Administrative Agent and Lender, and the remaining Lenders that are signatories thereto (incorporated by reference to Exhibit 10.10(c) to the Company’s Current Report on Form 10-K for the year ended December 31, 2004)

10.10(d)—
Second Amended and Restated Secured Revolving Credit Agreement dated as of June 20, 2005 by and among Equity Inns Partnership, L.P., Equity Inns/West Virginia Partnership, L.P. and Equity Inns Partnership II, L.P., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent and lender, JPMorgan Securities, Inc., as sole book manager, Calyon New York Branch, as syndication agent, AmSouth Bank, Bank of America, N.A. and SunTrust Bank, each as documentation agents, and U.S. Planters Bank, N.A., U.S. Bank National Association and Fifth Third Bank, N.A., as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2005)

10.11—
Master Lease Termination Agreement dated as of December 20, 2001, by and among Equity Inns, Inc., Equity Inns Partnership, L.P., Equity Inns/West Virginia Partnership, L.P., EQI Financing Partnership II, L.P., EQI Financing Partnership V, L.P., EQI/WV Financing Partnership, L.P., ENN Leasing Company, Inc., ENN Leasing Company II, L.L.C., ENN Leasing Company V, L.L.C., Prime Hospitality Corp., Oradell Holding Corp., Wayne Holding Corp, and Caldwell Holding Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 25, 2002)

10.12 —
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Promus Hotels, Inc., effective as of January 1, 2001 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.13 —
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Innkeepers Hospitality Management, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.14 —
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Crossroads Hospitality Company, L.L.C., effective as of January 1, 2001 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.15(a)—
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and certain affiliates of Prime Hospitality Corp., effective as of January 1, 2002 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 25, 2002

10.15(b)—	Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and certain affiliates of Prime Hospitality Corp., effective as of May 14,

Exhibit
Number	Description
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

Exhibit
Number	Description
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

10.29 —	Change in Control and Termination Agreement between Equity Inns Services, Inc., Equity Inns, Inc. and Edwin F. Ansbro

10.30 —
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and McKibbon Hotel Management, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.31 —
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Hospitality Group, Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.32 —
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Gateway Lodging Company, Inc. (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.33(a) —	Executive Officer and Independent Director Compensation (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.33(b)—	Executive Officer Compensation (incorporated by reference to the summary information filed under Item 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2006)

10.33(c)—	Summary of 2006 Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2006)

10.34 —
Mortgage, Security Agreement, Financing Statement and Fixture Filing, by and between Equity Inns Partnership, L.P., as mortgagor, and ING USA Annuity and Life Insurance Company, as mortgagee, dated as of October 21, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2004)

10.35 —
Promissory Note executed by Equity Inns Partnership, L.P. payable to ING USA Annuity and Life Insurance Company, dated as of October 21, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2004)

10.36 —
Purchase Agreement, dated as of June 17, 2005, among the Company, the Partnership, the Trust and Merrill Lynch International (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2005)

Exhibit
Number	Description
10.37 —
Form of Loan Agreement, by and between Borrower and General Electric Capital Corporation, as lender, dated as of November 18, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2005)

10.38 —
Form or Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, by and between Mortgagor and General Electric Capital Corporation, as mortgagee, dated as of November 18, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2005)

12.1* —	Statement regarding computation of ratios

21.1* —	List of subsidiaries of Equity Inns, Inc.

23.1* —	Consent of PricewaterhouseCoopers L.L.P.

31.1* —	Certification of Howard A. Silver, Chief Executive Officer of Equity Inns, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and dated March 15, 2006

31.2* —	Certification of J. Mitchell Collins, Chief Financial Officer of Equity Inns, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and dated March 15, 2006

32.1* —
Certification of Howard A. Silver, Chief Executive Officer of Equity Inns, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated March 15, 2006

32.2* —
Certification of J. Mitchell Collins, Chief Financial Officer of Equity Inns, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated March 15, 2006

*	Filed herewith.