Form 10-Q
period 2006-03-31
EQUITY INNS INC
filed 2006-05-10
CIK 916530

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
-----
  X              Quarterly Report Pursuant to Section 13 or 15(d) of
------                 The Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2006    Commission File Number 01-12073

                                EQUITY INNS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Tennessee                                                62-1550848
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer)
Incorporation or Organization                                Identification No.)


           7700 Wolf River Boulevard, Germantown, TN      38138
           -------------------------------------------------------
            (Address of Principal Executive Office)     (Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One) Large Accelerated Filer _____ Accelerated Filer __X__   Non-Accelerated
Filer_____.

         The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on May 1, 2006 was 54,530,023.

                                     1 of 49

                                EQUITY INNS, INC.

                                      INDEX


                                                                            PAGE

PART I.  Financial Information

   Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets - March 31, 2006
               (unaudited) and December 31, 2005                               3

             Condensed Consolidated Statements of Operations (unaudited) -
               For the three months ended March 31, 2006 and 2005              4

             Condensed Consolidated Statements of Cash Flows (unaudited) -
               For the three months ended March 31, 2006 and 2005              5

             Notes to Condensed Consolidated Financial Statements              7

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         25

   Item 3.  Quantitative and Qualitative Disclosures About Market Risks       43

   Item 4.  Controls and Procedures                                           44


PART II.  Other Information

   Item 1.  Legal Proceedings                                                 45

   Item 1A. Risk Factors                                                      45

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       45

   Item 6.  Exhibits                                                          45

PART I.  FINANCIAL INFORMATION
   ITEM 1.  FINANCIAL STATEMENTS


                                EQUITY INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                            March 31,              December 31,
                                                                              2006                     2005
                                                                           ----------              ------------
                                                                           (unaudited)
ASSETS
Investment in hotel properties, net                                        $ 992,922               $  978,233
Assets held for sale                                                          12,555                        -
Cash and cash equivalents                                                      8,919                    6,556
Accounts receivable, net of doubtful
    accounts of $200 and $175, respectively                                    8,838                    8,960
Interest rate swaps                                                              949                      877
Note receivable, net                                                           1,676                    1,688
Deferred expenses, net                                                        11,791                   11,927
Deposits and other assets, net                                                20,222                   17,595
                                                                           ---------               ----------

       Total Assets                                                        $1,057,872              $1,025,836
                                                                           ==========              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt                                                             $  542,623              $  557,475
Accounts payable and accrued expenses                                          38,753                  39,204
Distributions payable                                                          12,411                  10,674
Minority interests in Partnership                                               6,853                   8,363
                                                                           ----------              ----------

       Total Liabilities                                                      600,640                 615,716
                                                                           ----------              ----------

Commitments and Contingencies

Shareholders' Equity:

Preferred Stock, $.01 par value, 10,000,000 shares authorized:
  Series B, 8.75%, $.01 par value, 3,450,000
     and 3,450,000 shares issued and outstanding                               83,524                  83,524
  Series C, 8.00%, $.01 par value, 2,400,000
     and 0 shares issued and outstanding                                       57,920                       -
Common Stock, $.01 par value, 100,000,000 shares
  authorized, 55,177,450 and 54,749,308 share issued
  and outstanding                                                                 552                     547
Additional paid-in capital                                                    573,416                 573,473
Treasury stock, at cost, 747,600 shares                                        (5,173)                 (5,173)
Unearned directors' and officers' compensation                                      -                  (2,815)
Distributions in excess of net earnings                                      (253,956)               (240,313)
Unrealized gain (loss) on interest rate swaps                                     949                     877
                                                                           ----------              ----------

    Total Shareholders' Equity                                                457,232                 410,120
                                                                           ----------              ----------

    Total Liabilities and Shareholders' Equity                             $1,057,872              $1,025,836
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

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                            For the Three Months Ended
                                                                                     March 31,
                                                                          --------------------------------
                                                                            2006                    2005
                                                                          -------                  -------
Revenue:
    Room revenue                                                          $90,533                  $69,293
    Other hotel revenue                                                     3,533                    3,062
                                                                          -------                  -------
         Total revenue                                                     94,066                   72,355

Operating expenses:
    Direct hotel expenses                                                  51,259                   39,736
    Other hotel expenses                                                    2,700                    2,359
    Depreciation                                                           12,984                   11,032
    Property taxes, rental expense and insurance                            5,827                    5,195
    General and administrative expenses                                     4,014                    2,560
    Loss on impairment of hotels                                            8,900                        -
                                                                          -------                  -------
         Total operating expenses                                          85,684                   60,882
                                                                          -------                  -------

Operating income                                                            8,382                   11,473

Interest expense, net                                                       9,962                    8,102
                                                                          -------                  -------

Income (loss) from continuing operations
  before minority interests and income taxes                               (1,580)                   3,371
    Minority interests income (expense)                                        58                      (49)
    Deferred income tax benefit (expense)                                       -                        -
                                                                          -------                  -------
Income (loss) from continuing operations                                   (1,522)                   3,322

Discontinued operations:
    Gain (loss) on sale of hotel properties                                   (17)                       -
    Loss on impairment of hotels held for sale                                  -                        -
    Income (loss) from operations of discontinued operations                  710                      331
                                                                          -------                  -------
Income (loss) from discontinued operations                                    693                      331
                                                                          -------                  -------

Net income (loss)                                                            (829)                   3,653

Preferred stock dividends                                                  (2,473)                  (1,887)
                                                                          -------                  -------

Net income (loss) applicable to common shareholders                       $(3,302)                 $ 1,766
                                                                          =======                  =======

Net income (loss) per share data: Basic and diluted
  income (loss) per share:
    Continuing operations                                                 $ (0.07)                 $  0.03
    Discontinued operations                                                  0.01                     0.00
                                                                          -------                  -------

Net income (loss) per common share                                        $( 0.06)                 $  0.03
                                                                          =======                  =======

Weighted average number of common
    shares outstanding, basic and diluted                                  54,309                   52,070
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

                                EQUITY INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                               For the Three Months Ended
                                                                                        March 31,
                                                                              -----------------------------
                                                                               2006                   2005
                                                                              -------               -------
Cash flows from operating activities:
Net income (loss)                                                             $  (829)              $ 3,653
Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      (Gain) loss on sale of hotel properties                                      17                     -
      Loss on impairment of hotels                                              8,900                     -
      Depreciation                                                             12,984                11,032
      Depreciation of discontinued operations                                     229                   368
      Amortization of loan costs and franchise fees                               558                   547
      Amortization of mortgage note premium                                      (481)                 (341)
      Non-cash stock-based compensation                                         1,002                   435
      Minority interests (income) expense                                         (58)                   49
      Provision for doubtful accounts                                              25                     -
       Changes in operating assets and liabilities:
         Accounts receivable                                                       97                (1,716)
         Deposits and other assets                                             (5,303)                  458
         Accounts payable and accrued expenses                                     84                 2,286
         Other                                                                      -                   (19)
                                                                              -------               -------
              Net cash provided by (used in) operating activities              17,225                16,752
                                                                              -------               -------

Cash flows from investing activities:
Improvements and additions to hotel properties                                (12,128)               (6,405)
Acquisition of hotel properties                                               (26,852)              (20,607)
Payments for franchise applications                                              (245)                 (150)
Note receivable collections                                                        12                     -
Net proceeds from sale of hotel properties                                      4,888                 3,849
                                                                              -------               -------
             Net cash provided by (used in) investing activities              (34,325)              (23,313)
                                                                              -------               -------

Cash flows from financing activities:
Gross proceeds from public offering of common stock                                 -                29,835
Gross proceeds from issuance of Series C preferred stock                       60,000                     -
Payment of offering expenses                                                   (2,080)               (1,258)
Distributions paid                                                            (11,303)               (8,701)
Payments for loan costs                                                          (205)                  (28)
Proceeds from borrowings                                                       42,250                32,400
Payments on long-term debt                                                    (69,199)              (42,275)
                                                                              -------               -------
             Net cash provided by (used in) financing activities               19,463                 9,973
                                                                              -------               -------

Net increase (decrease) in cash                                                 2,363                 3,412
Cash and cash equivalents at beginning of period                                6,556                 6,991
                                                                              -------               -------

Cash and cash equivalents at end of period                                    $ 8,919               $10,403
                                                                              =======               =======




                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:


Three Months Ended March 31, 2006

During January and February 2006, we issued to several key officers 187,990 shares of restricted common stock at prices ranging from $13.55 to $16.11 per share under the 1994 Stock Incentive Plan as part of management's long-term incentive compensation.

During February 2006, we issued to four of our officers 33,161 shares of common stock at $16.11 per share under the 1994 Stock Incentive Plan in lieu of cash as a performance bonus.

During the three months ended March 31, 2006, we completed the purchase of four hotels and assumed approximately $12.5 million in collateralized long-term debt, including approximately $950,000 of a mortgage note premium.

During the three months ended March 31, 2006, the Company reclassed approximately $2.7 million related to our hurricane insurance claim from deposits and other assets to improvements and additions to hotel properties.

During the three months ended March 31, 2006, we issued 203,416 shares of common stock upon redemption of Partnership units.

During the three months ended March 31, 2006, we declared approximately $10.6 million in common stock and unit dividends. We paid these dividends on May 1, 2006. During the three months ended March 31, 2006, we declared approximately $1.9 million and $585,000 in Series B and Series C preferred stock dividends, respectively. We paid the Series B and Series C preferred stock dividends on April 28, 2006.

During the three months ended March 31, 2006, we issued 3,575 shares of common stock at prices ranging from $13.55 to $16.11 per share to our independent directors in lieu of cash as compensation.

Three Months Ended March 31, 2005

During January 2005, we issued to several key officers 83,850 shares of restricted common stock at prices ranging from $10.90 to $11.74 per share under the 1994 Stock Incentive Plan as part of management's long-term incentive compensation.

During February 2005, we issued to three of our officers 49,445 shares of common stock at $11.20 per share under the 1994 Stock Incentive Plan in lieu of cash as a performance bonus.

During February 2005, we issued to one of our independent directors, 5,000 shares of restricted common stock at $11.12 per share under the 1994 Stock Incentive Plan.

During the three months ended March 31, 2005, we declared approximately $8.3 million in common stock and unit dividends. We paid these dividends on May 2, 2005. During the three months ended March 31, 2005, we declared approximately $1.9 million in Series B preferred stock dividends. We paid these dividends on April 29, 2005.

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

1.     Organization

       Equity Inns is a hotel real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at March 31, 2006 owned an approximate 98.0% interest in the Partnership.

       Our hotel properties are leased to our wholly-owned taxable REIT subsidiaries (the "TRS Lessees"). Our hotel properties are managed by independent third parties. At March 31, 2006, the independent managers of our hotels are as follows:
                                                       Number of Hotels
                                                       ----------------

              Interstate Hotels & Resorts, Inc.             45
              McKibbon Hotel Group                          22
              Hyatt Corporation                             18
              Hilton Hotels Corporation                     15
              Other (9 managers)                            26
                                                           ---

                                                           126
                                                           ===

       Our management agreements with Hyatt, which purchased the AmeriSuites brand in January 2005 from the Blackstone Group, which purchased the brand from Prime Hospitality Corporation in October 2004, are structured to provide the TRS Lessees minimum net operating income at each of our 18 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of our 18 AmeriSuites hotels. As the manager, Hyatt's subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, as defined, to a maximum of 6.5% of gross hotel revenues. If the management fee calculation exceeds 6.5% of gross hotel revenues, Hyatt's subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Hyatt's subsidiaries are required to contribute the greater of a predetermined minimum return or the net operating income plus 25% of the shortfall between the threshold amount and the net operating income of the hotel. We record all shortfall contributions as a reduction of base management fees, which are included as a component of direct hotel expenses in the accompanying condensed consolidated statements of operations, when all contingencies related to such amounts have been resolved. In May 2003, we updated our current franchise contracts and management agreements with Hyatt's subsidiaries for all of our AmeriSuites hotels. The minimum net operating income guarantee agreements were not extended beyond their original terms and are set to expire in 2007 and 2008. Under the new agreements, we extended the existing franchise agreements to 2028 and the management agreements to 2010, as long as Hyatt continues to be in compliance with the minimum net operating income guarantees in the original agreements. For the three months ended March 31, 2006 and 2005, we recorded approximately $1.1

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

1.     Organization, Continued

       million and $1.5 million, respectively, in minimum income guarantees from Hyatt as a reduction of our base management fee expense in the accompanying condensed consolidated statements of operations. Beginning in 2008, when these income guarantees begin to expire, we will no longer record these reductions in base management fees and may be required to pay Hyatt base and incentive fees, resulting in an increase rather than a decrease in management fee expense related to these 18 hotels.

       The management contracts for our remaining hotels have terms ranging from one to four years and generally provide for payment of management fees ranging from 1.5% to 3.0% of hotel revenues and an incentive fee consisting of a percentage of gross operating profits in excess of predetermined targets, as defined by the management agreements.

       These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with our financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The results of our operations for the current period(s) are not necessarily indicative of the results to be expected for the full year.

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

       We record an impairment charge when we believe an investment in a hotel has been impaired such that future undiscounted cash flows would not recover the book basis of the hotel property, or the hotel is being held for sale and a loss is anticipated. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby possibly requiring an impairment charge in the future. In March 2006, we determined that we would possibly sell four hotels. In April 2006, we entered into contracts to sell two of the hotels and we were engaged in contract negotiations to sell the additional two hotels. The potential buyers of these four assets have not yet completed customary due diligence reviews. Consequently, during the three months ended March 31, 2006, we recorded approximately $8.9 million of non-cash impairment losses related to these four hotels in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," based on the estimated net realizable value of the assets over their remaining estimated holding periods. Impairments of hotels not held for sale are recorded as a component of continuing operations in the accompanying condensed consolidated statements of operations. The four impaired hotels have an average age of approximately 25 years.

       We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less estimated costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three months ended March 31, 2006 and 2005, we did not realize any losses on impairments of hotels held for sale. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

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

       Stock-Based Compensation

       At March 31, 2006, we have two stock-based employee and director compensation plans. Prior to January 1, 2003, we accounted for these plans under the recognition and measurement provisions of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In December of 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure."

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

2.     Summary of Significant Accounting Policies, Continued

       SFAS No. 148 amended SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We elected to adopt the recognition provisions of SFAS No. 123 under the prospective method as defined in SFAS No. 148 on January 1, 2003. Under the prospective method, we applied the fair value-based method of accounting for stock-based employee compensation prospectively to all awards granted, modified or settled from January 1, 2003 to December 31, 2005. In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which required companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS No. 123(R). In accordance with the new rule, we adopted the accounting provisions of SFAS No. 123(R) on January 1, 2006. The effects of the adoption of SFAS No. 123(R) on our earnings, financial condition and cash flows are discussed in Note 11.

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

       Concentration of Credit Risk

       At March 31, 2006, we owned approximately 5,300 hotel rooms, or approximately 35% of our total hotel rooms, in the South Atlantic region of the United States, which includes approximately 2,700 hotel rooms, or approximately 18% of our total hotel rooms, in the state of Florida.

3.     Investment in Hotel Properties

       During the three months ended March 31, 2006, we purchased four hotels for approximately $39.4 million related to previously announced acquisitions. The hotels were purchased from partnerships controlled by McKibbon Hotel Group. These hotels represent a combined 369 rooms and have an average age of approximately seven years. We funded these acquisitions primarily through $26.9 million of the $57.9 million in net cash proceeds from a February 2006 issuance of our Series C cumulative preferred stock and the assumption of approximately $12.5 million in collateralized long- term debt. Included in our debt assumption is a mortgage note premium of approximately $950,000 to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------



3.     Investment in Hotel Properties, Continued

       The hotel acquisitions that we completed for the three months ended March 31, 2006 are as follows:


              Hotel                     Location           Rooms         Date Acquired
       -------------------------    -----------------      -----       -----------------

       SpringHill Suites            Sarasota, Florida        84        January 17, 2006
       TownePlace Suites            Savannah, Georgia        95        January 17, 2006
       Courtyard by Marriott        Maitland, Florida       112        February 16, 2006
       Residence Inn by Marriott    Tampa, Florida           78        February 16, 2006

       Based on our estimate of fair value, we allocated the purchase price of these hotels at March 31, 2006 as follows (in thousands):

              Land                                $ 4,350
              Buildings and improvements           31,433
              Furniture and equipment               3,647
                                                  -------

                                                  $39,430
                                                  =======

       During 2005, we purchased 16 hotels for approximately $154.6 million related to previously announced acquisitions. The hotels were purchased from several hotel developers. These hotels represent a combined 1,639 rooms and had an average age of approximately seven years at date of acquisition. We funded these acquisitions primarily through $28.6 million in net cash proceeds from a March 2005 issuance of our common stock, the issuance of approximately 300,000 Partnership units valued at approximately $3.8 million, the assumption of approximately $43.9 million in collateralized long-term debt and approximately $78.3 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note premium of approximately $2.7 million to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

3.     Investment in Hotel Properties, Continued

The following unaudited pro forma results are presented as if all acquisitions for the three months ended March 31, 2006 had occurred on January 1, 2005 (in thousands, except per share data):


                                                                 Three Months Ended
                                                                      March 31,
                                                              -------------------------
                                                               2006              2005
                                                              -------           -------
       Revenues
         Equity Inns, as reported                             $94,066           $72,355
         Acquisitions                                             919             2,912
                                                              -------           -------

         Pro forma combined revenues                          $94,985           $75,267
                                                              =======           =======

       Net income (loss) applicable to
         common shareholders
         Equity Inns, as reported                             $(3,302)          $ 1,766
         Acquisitions                                            (155)              336
                                                              -------           -------

         Pro forma combined net income (loss)                 $(3,457)          $ 2,102
                                                              =======           =======

       Pro forma basic and diluted income (loss)
         per share                                            $ (0.06)          $  0.04
                                                              =======           =======

       Pro forma weighted average number of
         common shares outstanding - basic and
         diluted                                               54,309            53,930
                                                              =======           =======

       Note: These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had these acquisitions been completed on January 1, 2005, or of future results.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------


3.     Investment in Hotel Properties, Continued

       The following unaudited pro forma results are presented as if all acquisitions for the year ended December 31, 2005 had occurred on January 1, 2005 (in thousands, except per share data):

                                                           Three Months
                                                               Ended
                                                          March 31, 2005
                                                          --------------

       Revenues
         Equity Inns, as reported                             $72,355
         Acquisitions                                          11,295
                                                              -------

         Pro forma combined revenues                          $83,650
                                                              =======

       Net income (loss) applicable to
         common shareholders
         Equity Inns, as reported                             $ 1,766
         Acquisitions                                             914
                                                              -------

         Pro forma combined net income (loss)                 $ 2,680
                                                              =======

       Pro forma basic and diluted income (loss)
         per share                                            $  0.05
                                                              =======

       Pro forma weighted average number of
         common shares outstanding - basic and
         diluted                                               53,930
                                                              =======

       Note: These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had these acquisitions been completed on January 1, 2005, or of future results.

       During the three months ended March 31, 2006 and 2005, we invested approximately $12.1 million and $6.4 million, respectively, to fund capital improvements in our hotels, including replacement of carpets, drapes, furniture and equipment, renovation of common areas and improvements of hotel exteriors.

       In March 2006, we determined that we would possibly sell four hotels. In April 2006, we entered into contracts to sell two of the hotels and we were engaged in contract negotiations to sell the additional two hotels. The potential buyers of these four assets have not yet completed customary due diligence reviews. Consequently, during the three months ended March 31, 2006, we recorded approximately $8.9 million of non-cash impairment losses related to these four hotels in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," based on the estimated net realizable value of the assets over their remaining estimated holding periods. Impairments of hotels not held for sale are recorded as a component of continuing operations in the accompanying condensed consolidated statements of operations. The four impaired hotels have an average age of approximately 25 years.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

3.     Investment in Hotel Properties, Continued

       During December 2005, we recorded a $975,000 non-cash impairment loss in accordance with SFAS No. 144, based on the estimated net realizable value of a hotel over its remaining estimated holding period. This hotel was subsequently sold in March 2006 for its approximate carrying value of $4.9 million (after selling costs of approximately $200,000). The hotel sold was a 130-room Hampton Inn located in Atlanta, Georgia. The age of the hotel was approximately 18 years. Additionally, at March 31, 2006, we classified two hotels as held for sale. The hotels include a 126-room Hampton Inn hotel located in Scottsdale, Arizona and a 122-room Hampton Inn hotel located in Chapel Hill, North Carolina. The operations for these three hotels have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

       During December 2004, we recorded a non-cash charge for impairment of approximately $1.9 million in accordance with SFAS No. 144, based on the estimated net realizable value of a hotel held for sale. This hotel was subsequently sold in January 2005 for its approximate carrying value of $3.8 million (after selling costs of approximately $100,000). The hotel sold was a 123-room Hampton Inn located in Birmingham, Alabama. The age of the hotel was approximately 18 years.

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

       We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less estimated costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three months ended March 31, 2006 and 2005, we did not realize any losses on impairments of hotels held for sale.

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

4.     Long-Term Debt

       The following details our debt outstanding at March 31, 2006 and December 31, 2005 (dollars in thousands):


                               Principal Balance                                           Collateral    Net Book
                             --------------------           Interest                          # of       Value at
                             3/31/06     12/31/05             Rate            Maturity       Hotels      12/31/05
                             --------    --------     ---------------------   ---------    ----------    --------

   Commercial Mortgage
     Bonds
     Class B                 $ 38,505    $ 39,100     7.37%        Fixed      Dec 2015
     Class C                   10,000      10,000     7.58%        Fixed      Feb 2017
                             --------    --------
                               48,505      49,100                                               17       $ 94,944

   Line of Credit              30,000      54,000     LIBOR plus
                                                      Percentage   Variable   June 2008         26        204,375
   Mortgage                    86,942      87,455     8.37%        Fixed      July 2009         19        151,879
   Mortgage                    64,316      64,644     8.25%        Fixed      Nov 2010          16        101,354
   Mortgage                    33,351      33,512     8.25%        Fixed      Nov 2010           8         53,301
   Mortgage                    10,272      10,351     LIBOR plus
                                                      285 pts.     Variable   Aug 2008           1         13,853
   Mortgage                     2,676       2,705     6.00%        Fixed      May 2008           1          6,257
   Mortgage                     3,068       3,120     6.37%        Fixed      Nov 2016           1          7,290
   Mortgage                     6,149       6,177     8.70%        Fixed      Nov 2010           1         10,135
   Mortgage                     4,137       4,165     7.97%        Fixed      Oct 2007           1          6,857
   Mortgage                     5,098       5,132     7.97%        Fixed      Oct 2007           1          7,618
   Mortgage                     4,317       4,347     7.10%        Fixed      Sept 2008          1          8,594
   Mortgage                     3,674       3,699     8.04%        Fixed      Nov 2007           1          6,504
   Mortgage                     5,119       5,153     8.04%        Fixed      Nov 2007           1          7,483
   Mortgage                     3,075       3,094     9.375%       Fixed      April 2007         1          6,185
   Mortgage                     3,291       3,310     9.375%       Fixed      April 2007         1          6,277
   Mortgage                     4,991       5,024     8.04%        Fixed      Nov 2007           1          6,318
   Mortgage                     3,839       3,862     9.375%       Fixed      April 2007         1          9,063
   Mortgage                     3,753       3,776     9.05%        Fixed      May 2007           1          6,307
   Mortgage                     5,822       5,851     5.83%        Fixed      July 2014          1          9,126
   Mortgage                    39,080      39,374     5.64%        Fixed      Nov 2014           5         72,155
   Mortgage                     5,560       5,589     5.39%        Fixed      Dec 2014           1         11,558
   Mortgage                     3,105       3,120     9.02%        Fixed      June 2024          1          7,886
   Mortgage                     3,945       3,973     7.18%        Fixed      April 2023         1          6,920
   Mortgage                     4,709       4,742     7.10%        Fixed      Sept 2008          1          9,950
   Mortgage                     4,310       4,339     7.97%        Fixed      Oct 2007           1          9,910
   Mortgage                     3,276       3,299     7.97%        Fixed      Oct 2007           1         10,783
   Mortgage                     5,518       5,559     7.07%        Fixed      Jan 2008           1         10,456
   Trust Preferred Securities  50,000      50,000     6.93%        Fixed      July 2035          -            N/A
   Mortgages                   73,152      73,500     5.44%        Fixed      Dec 2015           7         82,488
   Mortgage                     6,350           -     8.25%        Fixed      Feb 2011           1              -
   Mortgage                     5,252              -  7.10%        Fixed      Sept 2008          1              -
                             --------    --------                                              ---       --------
                              536,652     551,972                                              122       $945,826
                                                                                               ===       ========
   Unamortized Mortgage
     Note Premium               5,971       5,503
                             --------    --------

   Total Long-term Debt      $542,623    $557,475
                             ========    ========

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------



4.   Long-Term Debt, Continued

     We entered into an amended and restated Line of Credit in June 2005 for $125.0 million, subject to certain restrictions. The Line of Credit bears interest at LIBOR plus 1.62% to 3.0% per annum ("Percentage") as determined by our quarterly leverage and the facility matures in June 2008 but may be extended at our option for an additional year. At March 31, 2006, the interest rate on our Line of Credit was LIBOR (4.83% at March 31, 2006) plus 2.00%. Fees ranging from .25% to .60% per annum, as determined by our ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA"), are paid quarterly on the unused portion of our Line of Credit. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a fixed charge test and a leverage test, among other covenants. At March 31, 2006, we were in compliance with all covenants required by our Line of Credit. This amended and restated Line of Credit replaced our prior $110.0 million Line of Credit.

     In November 2005, we completed an aggregate of $73.5 million in collateralized financing under seven individual loan agreements. Each loan bears interest at a fixed rate of 5.44% per annum, with principal and interest payments due monthly until maturity on December 1, 2015, based on a 25-year amortization schedule. The individual loans are collateralized by seven of the Company's hotels. We used the proceeds from these loans to repay outstanding borrowings under our Line of Credit.

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

     Substantially all of our debt is collateralized by first mortgages on our hotels. At March 31, 2006, our debt has maturity dates that range from April 2007 to July 2035 with certain debt requiring annual principal payments and certain debt representing term maturities. The terms of our debt generally require prepayment penalties if repaid prior to maturity.

     Certain of our loan agreements require quarterly deposits into separate room renovation accounts for the amount by which 4% of revenues at our hotels exceeds the amount expended by us during the year for replacement of furniture and equipment, maintenance, and capital improvements for our hotels. For 2006, we expect that amounts expended will exceed, in the aggregate, the amounts required under the loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts.

     Our Line of Credit has a stated borrowing capacity of $125.0 million. This capacity is further limited to a stated percentage of the appraised value of the assets pledged as collateral. At March 31, 2006, we had additional borrowing capacity of approximately $92.1 million under our Line of Credit.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

5.   Interest Rate Swap Contracts

     In 2003, we entered into an interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2008. The agreement effectively fixes the interest rate on the first $25.0 million of floating rate debt outstanding at a rate of 3.875% per annum plus the interest rate spreads on our variable rate debt, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

     In 2003, we entered into an additional interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2006. The agreement effectively fixes the interest rate on the second $25.0 million of floating rate debt outstanding at a rate of 3.22% per annum plus the interest rate spreads on our variable rate debt, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

6.   Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income," requires the disclosure of the components included in comprehensive income (loss). For the three months ended March 31, 2006, we recorded a comprehensive loss of approximately $(759,000), comprised of a net loss of approximately $(829,000) and the change in unrealized gain on our interest rate swaps of approximately $70,000.

     For the three months ended March 31, 2005, we recorded comprehensive income of approximately $4.5 million, comprised of net income of approximately $3.7 million and an unrealized gain on our interest rate swap of approximately $780,000.

7.   Income Taxes

     The components of our deferred income tax benefit (expense) related to our TRS Lessees for the three months ended March 31 are as follows (in thousands):

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                     2005         2004
                                                     ----        ------

              Deferred:
                  Federal                            $764        $1,362
                  State                                65           118
                  Valuation allowance                (829)       (1,480)
                                                     ----        ------

              Deferred income tax benefit
                  (expense), net                     $  -        $    -
                                                     ====        ======

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

7.     Income Taxes, Continued

       The deferred income tax benefit (expense) and related deferred tax asset were historically calculated using a statutory tax rate of 38% applied to the losses of our TRS Lessees. In 2003, we determined that a valuation allowance was necessary for the entire deferred income tax asset due to the continued softness in the lodging industry and the uncertainty associated with its future recovery. Based on current expectations, we continue to record a full valuation allowance for our deferred income tax asset. At March 31, 2006, we have a valuation allowance for a deferred income tax asset of approximately $22.1 million that is comprised of the tax effect of net operating loss carryforwards that will expire in years beginning after 2021.

8.     Discontinued Operations

       Under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we report as discontinued operations any assets held for sale and assets sold during the periods presented. We identify and assess discontinued operations at the individual hotel operating level because we can identify cash flows at this level. All results of these discontinued operations, less applicable income taxes, are included as a separate component of income in the accompanying condensed consolidated statements of operations. This change has resulted in certain reclassifications of the previously reported statements of operations for 2005.

       We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less estimated costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three months ended March 31, 2006 and 2005, we did not realize any losses on impairments of hotels held for sale. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

       During December 2005, we recorded a $975,000 non-cash impairment loss in accordance with SFAS No. 144, based on the estimated net realizable value of a hotel over its remaining estimated holding period. This hotel was subsequently sold in March 2006 for its approximate carrying value of $4.9 million (after selling costs of approximately $200,000). The hotel sold was a 130-room Hampton Inn located in Atlanta, Georgia. The age of

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------


8.     Discontinued Operations, Continued

       the hotel was approximately 18 years. Additionally, at March 31, 2006, we classified two hotels as held for sale. The hotels include a 126-room Hampton Inn hotel located in Scottsdale, Arizona and a 122-room Hampton Inn hotel located in Chapel Hill, North Carolina. The operations for these three hotels have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

       During December 2004, we recorded a non-cash charge for impairment of approximately $1.9 million in accordance with SFAS No. 144, based on the estimated net realizable value of a hotel held for sale. This hotel was subsequently sold in January 2005 for its approximate carrying value of $3.8 million (after selling costs of approximately $100,000). The hotel sold was a 123-room Hampton Inn located in Birmingham, Alabama. The age of the hotel was approximately 18 years.

       For all periods presented, the operations of all of our hotels classified as held for sale are included in the accompanying condensed consolidated statements of operations under the heading "Income (loss) from discontinued operations." The components of income (loss) from discontinued operations for the three months ended March 31 are shown below (in thousands):

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                               2006        2005
                                                              ------      ------
     Revenue:
         Room revenue                                         $2,290      $2,720
         Other hotel revenue                                      38          63

     Operating costs:
         Direct hotel expenses                                 1,213       1,659
         Other hotel expenses                                     37          76
         Depreciation                                            229         368
         Property taxes, rental expense
           and insurance                                         136         266
         Amortization of franchise fees                            3           7
         Interest                                                  -          76
                                                              ------      ------

         Income (loss) from operations of
           discontinued operations                               710         331

         Gain (loss) on sale of hotel properties                 (17)          -
         Loss on impairment of hotels held for sale                -           -
                                                              ------      ------

           Income (loss) from discontinued
             operations                                       $  693      $  331
                                                              ======      ======

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

9.       Commitments and Contingencies

         At March 31, 2006, all of our hotels are operated under franchise agreements and are licensed as Hampton Inn (50), AmeriSuites (18), Residence Inn (21), Courtyard by Marriott (13), Homewood Suites (10), Holiday Inn (4), SpringHill Suites (3), Comfort Inn (2), Hilton Garden Inn (2), Hampton Inn & Suites (2), and TownePlace Suites (1). The TRS Lessees hold the franchise licenses for our hotels. The franchise agreements generally require the payment of fees based on a percentage of hotel room revenue.

         Under our franchise agreements, we are periodically required to make capital improvements in order to maintain our brand standards. Additionally, under certain of our loan covenants, we are generally obligated to fund 4% of total hotel revenues per quarter on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at our hotels. For 2006, we expect that amounts expended will exceed, in the aggregate, the amounts required under the loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts. We currently have one lender that could require us to deposit approximately $1.0 million into an escrow account, but the lender has thus far decided not to trigger the escrow funding based on our future capital improvement plans for the individual hotels.

         We are obligated to pay the costs of real estate and personal property taxes and to maintain underground utilities and structural elements of our hotels. In addition, we are obligated to fund the cost of periodic repair and the replacement and refurbishment of furniture, fixtures and equipment in our hotels. We also may be required by our franchisors to fund certain capital improvements to our hotels, which we fund from borrowings under our Line of Credit, operating cash flows, or the room renovation accounts. For the three months ended March 31, 2006 and 2005, capital improvements of approximately $12.1 million and $6.4 million, respectively, were made to our hotels.

         We maintain agreements with certain senior officers that provide for severance payments in the event of a change in control of Equity Inns. At March 31, 2006, the maximum amount of cash that would be payable under all agreements, if a change of control occurred, would be approximately $14.6 million. Additionally, vesting of certain restricted stock held by our senior officers would accelerate under a change of control.

         We maintain hotel property insurance coverage in certain areas that are susceptible to catastrophic losses such as hurricanes or earthquakes. In these areas, the Company maintains higher insurance deductibles and certain self-insurance risk given the lack of insurance capacity in certain markets. Consequently, the Company's risk of loss may increase due to these higher deductibles and self-insurance risk given certain geographic locations which are more susceptible to these types of catastrophic losses.

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

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------

10.      Capital Stock

         In February 2006, we issued 2.4 million shares of 8.00% Series C cumulative preferred stock. Net proceeds were approximately $57.9 million and were used for identified acquisitions and to repay outstanding borrowings under our Line of Credit. The Series C preferred stock may be redeemed at $25.00 per share plus accrued but unpaid dividends at the election of the Company, on or after February 15, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

11.      Stock Based Compensation Plans

         The Company is authorized, under our 1994 Stock Incentive Plan (the "1994 Plan") and the Directors' Compensation Plan (the "Directors Plan"), to issue a total of 4.1 million shares of common stock to directors, officers and key employees in the form of stock options, restricted stock, or performance stock. Under our 1994 Plan, the total shares available for grant is 4.0 million, of which not more than 2.0 million shares may be grants of restricted stock. At March 31, 2006, we have approximately 656,000 shares available for restricted stock grants. Under our Directors Plan, the total shares available for grants of options is 100,000. We had approximately 34,000 exercisable stock options outstanding on March 31, 2006, primarily related to directors' compensation. No additional stock options have been granted since June 2002. Our directors may also elect to receive their meeting and retainer fees in the form of common stock under the 1994 Plan.

         In December 2004, the FASB issued SFAS No. 123(R), which is a version of SFAS No. 123, as amended, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense being recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

         On January 1, 2006, the Company adopted SFAS No. 123(R) using a modified prospective application, as permitted under SFAS No. 123(R). Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

         Prior to the adoption of SFAS No. 123(R), the Company adopted and applied the recognition provisions of SFAS No. 123 under the prospective method as defined in SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" on January 1, 2003. Under the prospective method, we applied the fair value based method of accounting for stock-based employee compensation prospectively to all awards granted, modified or settled beginning January 1, 2003.

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------


11.      Stock Based Compensation Plan, Continued

         For the three months ended March 31, 2006, there was no incremental stock-based compensation expense due to the adoption of SFAS No. 123(R). Consequently, there was no effect on net income, basic and diluted earnings per share or cash flows related to the adoption of SFAS No. 123(R).

         In February 2006, we modified certain of our restricted stock grants. This modification resulted in approximately $1.3 million of additional 2006 compensation expense, which will be recognized ratably over the year. Consequently, approximately $320,000 of additional compensation expense was recognized in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2006.

         Below represents the changes in the Company's restricted common stock for the three months ended March 31, 2006:


                                                                                     Weighted Average
                                                                    Restricted       Grant-Date Fair
                                                                      Shares              Value
                                                                    ----------       ----------------
         Unvested restricted stock, at December 31, 2005              496,047              $9.74
         Granted                                                      187,990             $15.73
         Vested                                                        (3,964)             $7.43
         Forfeited                                                          -                  -
                                                                      -------

         Unvested restricted stock, at March 31, 2006                 680,073             $11.41
                                                                      =======

         During the three months ended March 31, 2006, we issued approximately 188,000 shares of restricted stock to certain key executives of our Company. These grants generally vest three years after the date of issuance, based on the Company's total shareholder return, as defined, as compared to the NAREIT Hotel Index. Our executives will be entitled to vote these restricted stock shares and will also receive dividends on the unvested common shares over the vesting periods. The fair value of restricted stock grants was determined to be approximately $2.8 million, based on a valuation by an independent consulting firm. We intend to record this compensation expense ratably over the respective requisite service periods. For the three months ended March 31, 2006, we recorded compensation expense of approximately $245,000 related to these restricted stock grants.

         The fair value of each restricted stock award was estimated on the grant date using a Monte Carlo simulation with the assumptions noted in the following table. Volatility is based on the historical volatility of the Company's common stock. The expected term of the long-term incentive plan is based on the criteria for the plan and the expected life of the awards. The Company uses a U.S. constant -- maturity Treasury for the same term as the expected term of the long-term incentive plan to represent the risk-free rate. Turnover is based on

                                EQUITY INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                ----------------



11.      Stock Based Compensation Plan, Continued

         the historical experience for the key managers and executive officers. The Company uses its current dividend yield at the time of grant to estimate the dividend yield over the life of the plan.


                                                    Three Months Ended
                                                         March 31,
                                                    -------------------
                                                    2006           2005
                                                    -----          ----

                  Volatility                        24.68%          N/A
                  Expected life in years                3           N/A
                  Risk-free rate                     4.35%          N/A
                  Dividend yield                     4.40%          N/A

         At March 31, 2006, there was approximately $5.1 million of total unrecognized compensation expense as measured under SFAS No. 123(R) related to unvested restricted common stock. Upon the adoption of SFAS No. 123(R), the Company now classifies this amount as a reduction of additional paid-in capital in the accompanying condensed consolidated balance sheet. The Company intends to recognize this expense over a weighted average requisite service period of approximately 1.5 years. For the three months ended March 31, 2006 and 2005, we recorded approximately $1.0 million and $435,000, respectively, of total non-cash stock-based compensation expense as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

12.      Subsequent Events

         On April 13, 2006, we completed the sale of a 122-room Hampton Inn hotel located in Chapel Hill, North Carolina, for its approximate carrying value of $5.3 million. The age of the hotel was approximately 20 years. We utilized the net proceeds from this disposition to pay down existing long- term debt.

         On April 24, 2006, we completed the acquisition of a 66-room Residence Inn hotel located in Mobile, Alabama, for approximately $7.1 million, including the assumption of approximately $3.9 million in collateralized long-term debt. Included in our debt assumption is a mortgage note premium of approximately $100,000 to record the debt at its estimated fair value.

         On May 1, 2006, we completed the sale of a 126-room Hampton Inn located in Scottsdale, Arizona, for approximately $12.2 million. The age of the hotel was approximately 10 years. We intend to use the net proceeds from this disposition for future acquisitions. We expect to record a $4.4 million gain on the sale of this hotel during the three months ending June 30, 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, "may", "believes", "estimates", "projects", "plans", "intends", "will", "anticipates", "expects" and words of similar import. Such forward- looking statements relate to future events, the future financial performance of our Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following: the ability of the Company to cope with domestic economic and political disruption and Federal and state governmental regulations or war, terrorism, states of emergency or similar activities; risks associated with debt financing; risks associated with the hotel and hospitality industry; the ability of the Company to successfully implement our operating strategy; availability of capital; changes in economic cycles; competition from other hospitality companies; and changes in the laws and government regulations applicable to us. Readers should specifically consider the various factors identified, or incorporated by reference into this report including, but not limited to those discussed in our Annual Report on Form 10-K filed March 15, 2006, and in any other documents filed by us with the Securities and Exchange Commission that could cause actual results to differ from those implied by the forward-looking statements. We undertake no obligation and do not intend to publicly update or revise any forward-looking statements contained herein to reflect future events or developments, whether as a result of new information, future events or otherwise.

BACKGROUND

Equity Inns is a Memphis-based, self-advised hotel real estate investment trust ("REIT") primarily focused on the upscale extended stay, all-suite and midscale limited service segments of the hotel industry. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at March 31, 2006 owned an approximate 98.0% interest in the Partnership. The Partnership and its affiliates lease all of our hotels to wholly-owned taxable REIT subsidiaries of the Company (the "TRS Lessees").

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

At March 31, 2006, we owned 126 hotel properties with a total of 15,027 rooms located in 36 states. In order to qualify as a REIT, we cannot operate hotels. Therefore, our hotels are leased to our TRS Lessees and are managed by unrelated third parties. By maintaining these leases through our TRS Lessees, we realize the economic benefits and risks of operating these hotels and report all hotel revenues and expenses in the accompanying condensed consolidated statements of operations. Additionally, the TRS Lessees are subject to federal and state income taxes.

We maintain management agreements with unrelated third parties for our hotels that range in remaining terms from one to four years. The majority of our management contracts renew annually. The management fees consist of a base fee

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


ranging from 1.5% to 3.0% of hotel revenues and an incentive fee consisting of a percentage of gross operating profits in excess of predetermined targets, as defined by the management agreements. These fees are recorded by us as a component of direct hotel expenses in the accompanying condensed consolidated statements of operations.

The diversity of our portfolio is such that, at March 31, 2006, no individual hotel exceeded 1.7% of the total rooms in the portfolio. Our geographical distribution and franchise diversity is illustrated by the following charts:

                                 Brand Diversity
                                 ---------------

                                                   Number of         Number of
    Brand Affiliation                          Hotel Properties     Rooms/Suites
    -----------------                          ----------------     ------------

    Midscale Limited Service Hotels:
         Hampton Inn (1)                              50                6,214
         Comfort Inn (4)                               1                  104
                                                     ---               ------
              Sub-total                               51                6,318

    All-Suite Hotels:
         AmeriSuites (3)                              18                2,291
         Hampton Inn & Suites (1)                      2                  288
         SpringHill Suites (2)                         3                  248
         TownePlace Suites (2)                         1                   95
                                                     ---               ------
              Sub-total                               24                2,922

    Upscale Extended Stay Hotels:
         Residence Inn (2)                            21                2,141
         Homewood Suites (1)                          10                1,380
                                                     ---               ------
              Sub-total                               31                3,521

    Full Service Hotels:
         Courtyard (2)                                13                1,294
         Hilton Garden Inn (1)                         2                  238
         Comfort Inn (4)                               1                  177
         Holiday Inn (5)                               4                  557
                                                     ---               ------
              Sub-total                               20                2,266
                                                     ---               ------

                     Total                           126               15,027
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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



We believe that geographic diversity helps to limit our exposure to any one market. The following table illustrates our geographic presence by the number of rooms at March 31, 2006:

                        Region
                  ------------------

                  East North Central            15.1%
                  East South Central            12.2%
                  Middle Atlantic                5.5%
                  Mountain                       8.6%
                  New England                    5.4%
                  Pacific                        3.1%
                  South Atlantic                35.3%
                  West North Central             5.5%
                  West South Central             9.3%

Our hotel portfolio includes upscale extended stay hotels, all-suite hotels, midscale limited service hotels and full service hotels. This array of product offerings coupled with a property mix that is spread between suburban and urban locations helps to insulate us from various economic climates, including a depressed business travel climate.

The following table sets forth certain information for the three months ended March 31, 2006 and 2005 with respect to our hotels:


                                         Three Months Ended March 31, 2006 (1)   Three Months  Ended March 31, 2005 (1)
                                         -------------------------------------   --------------------------------------
                                                                    Revenue                                 Revenue
                      Number    Number                   Average      Per                       Average       Per
                        of       of                      Daily     Available                     Daily     Available
Brand                 Hotels    Rooms    Occupancy        Rate      Room (2)      Occupancy      Rate       Room (2)
-----                --------  -------   ---------      --------   ---------     ----------     ------     --------

Hampton Inn             50      6,214        67.8%       $92.56      $62.72        65.0%        $84.44        $54.91
AmeriSuites             18      2,291        68.6%       $85.47      $58.60        65.1%        $77.96        $50.73
Residence Inn           21      2,141        72.3%      $105.46      $76.26        75.9%        $99.55        $75.53
Homewood Suites         10      1,380        77.0%      $112.45      $86.60        74.8%       $105.28        $78.71
Courtyard               13      1,294        80.9%      $106.42      $86.04        78.2%       $100.12        $78.32
Holiday Inn              4        557        52.2%       $67.80      $35.39        55.7%        $59.66        $33.23
Comfort Inn              2        281        61.2%       $98.00      $59.95        66.3%        $99.92        $66.25
Hilton Garden Inn        2        238        67.7%      $142.66      $96.63        75.0%       $128.38        $96.34
Hampton Inn & Suites     2        288        85.0%      $145.74     $123.94        81.7%       $128.03       $104.59
SpringHill Suites        3        248        75.5%       $98.09      $74.03        72.5%        $91.26        $66.15
TownePlace Suites        1         95        88.6%       $69.41      $61.50        90.1%        $67.19        $60.56
                       ---     ------

                       126     15,027       70.40%       $98.09      $69.06        69.1%        $90.75        $62.66
                       ===     ======

Notes

(1) Represents "all comparable" statistics for hotels owned by us at the latest period end as if we had owned the hotels for both periods presented.
(2) Determined by multiplying occupancy times the average daily rate.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



Over 95% of our hotel portfolio is comprised of the following leading franchise brands: Homewood Suites, Hilton Garden Inn, Hampton Inn & Suites and Hampton Inn by Hilton, Residence Inn, Courtyard, SpringHill Suites and TownePlace Suites by Marriott and AmeriSuites by Hyatt. We believe that multiple brands at the midscale, upscale extended stay and all-suite levels help to insulate our asset portfolio against the volatility of individual brand results relative to industry revenue per available room ("RevPAR") performance. Descriptions of each of our significant brands are as follows:

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

In order to qualify as a REIT, we cannot operate hotels and, consequently, we outsource the management of our hotels to leading independent management companies. By utilizing third-party managers with relatively short-term contracts that provide for incentive management fees based on operating results, we believe that we have better control over the operating results of our hotels. At March 31, 2006, our hotel managers are as follows:

                                                    Number of Hotels
                                                    ----------------

           Interstate Hotels & Resorts, Inc.              45
           McKibbon Hotel Group                           22
           Hyatt Corporation                              18
           Hilton Hotels Corporation                      15
           Other (9 managers)                             26
                                                         ---

                                                         126
                                                         ===

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

COMPETITION

The hotel industry is highly competitive with various participants competing on the basis of price, level of service and geographic location. Each of our hotels is located in a developed area that includes other hotel properties. Many of our management agreements do not have restrictions on the ability of our management companies to convert, franchise or develop other hotel properties in our markets. As a result, our hotels in a given market sometimes compete with other hotels that our managers may own, invest in, manage or franchise. The number of competitive hotel properties in a particular area could have a material adverse effect on the occupancy, average daily rate ("ADR") and RevPAR of our hotels or at hotel properties that we acquire in the future. We believe that brand recognition, location, the quality of the hotel, consistency of services provided, supply of rooms in the market and price are the principal competitive factors affecting our hotels.

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

We are also committed to franchisors to make certain capital improvements to our hotels, which will be funded primarily through our operating cash flows. We made capital improvements of approximately $12.1 million to our hotels for the three months ended March 31, 2006. In 2006, we expect to fund approximately $35.0 million to $40.0 million of capital improvements to our hotels, with approximately $17.0 million representing major refurbishment projects to 12 of our hotels.

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

AVAILABLE INFORMATION

Our Internet website address is: www.equityinns.com. We also make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K andamendments to those reports

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").

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

Each year the Company is required to submit an annual written certification (Section 303A) to the New York Stock Exchange regarding certain corporate governance and compliance issues. In 2005, the Company filed this written certification noting no qualifications.

The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings that we make with the SEC.

RESULTS OF OPERATIONS


                                                      For the Three Months Ended March 31,
                                           ---------------------------------------------------------
(in thousands)                              2006              %               2005               %
                                           -------          -----            -------           -----

Total hotel revenues                       $94,066          100.0            $72,355           100.0

Total hotel expenses                        53,959           57.4             42,095            58.2
Depreciation                                12,984           13.8             11,032            15.2
Property taxes, rental expense
   and insurance                             5,827            6.2              5,195             7.2
General and
   administrative                            4,014            4.3              2,560             3.5
Loss on impairment of
   hotels                                    8,900            9.4                  -               -
                                           -------          -----            -------           -----

Operating income                           $ 8,382            8.9            $11,473            15.9
                                           =======          =====            =======           =====

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

Comparison of the Company's operating results for the three months ended March 31, 2006 and 2005.

Revenues

Hotel revenues of approximately $94.1 million in 2006 increased approximately $21.7 million, or 30.0%, as compared to approximately $72.4 million in 2005. After eliminating net revenues of approximately $14.1 million related to our 20 hotel acquisitions for 2006 and 2005, our same-store hotel revenues increased by approximately $7.6 million in 2006 as compared to 2005. This increase was primarily due to a same-store RevPAR increase of 11.4%, driven by an 8.5% increase in our ADR from $88.48 to $95.96, and an increase of approximately 180 basis points in occupancy to 69.6%.

Operating Expenses

Hotel expenses of approximately $54.0 million in 2006 increased approximately $11.9 million, or 28.3%, as compared to approximately $42.1 million in 2005. After eliminating net expenses of approximately $7.4 million related to our 20 hotel acquisitions for 2006 and 2005, our same-store hotel expenses increased by approximately $4.5 million in 2006 as compared to 2005, primarily due to an increase in revenue and related guest occupancy. This increase was primarily due to an increase in payroll and related benefits of approximately $760,000, an increase in franchise fees, management fees and loyalty programs of approximately $1.5 million, an increase in enhanced complimentary hot breakfasts of approximately $130,000, an increase in travel agent commissions and credit card fees of approximately $390,000, an increase in maintenance costs of approximately $255,000, an increase in utility costs of approximately $285,000, an increase in high speed internet access of approximately $115,000 and an increase in brand enhancements related to bed linens of approximately $100,000. Hotel expenses as a percentage of hotel revenues were 57.4% in 2006 and 58.2% in 2005.

Depreciation expense of approximately $13.0 million in 2006 increased approximately $2.0 million, or 18.2%, as compared to approximately $11.0 million in 2005, due to a net increase in depreciation expense related to our 20 hotel acquisitions of approximately $1.8 million and an increase in same-store depreciation expense of approximately $140,000 related to additional capital expenditures.

Property taxes, rental expense and insurance of approximately $5.8 million in 2006 increased approximately $600,000, or 11.5%, as compared to approximately $5.2 million in 2005, primarily due to a net increase in property taxes and insurance related to our 20 hotel acquisitions.

General and administrative expenses of approximately $4.0 million in 2006 increased approximately $1.4 million, or 53.8%, as compared to approximately $2.6 million in 2005, primarily due to an increase of approximately $565,000 in non-cash stock-based compensation, an increase of approximately $440,000 related to payroll and related benefits and an increase of approximately $475,000 related to professional fees. The increase in non-cash stock-based compensation to approximately $1.0 million in 2006 from approximately $435,000 in 2005 was primarily due to the modification of certain of our restricted stock grants as well as the issuance of new restricted stock grants.

Loss on impairment of hotels of approximately $8.9 million in 2006 relates to non-cash impairment charges for four hotels based on the estimated net realizable value of the assets over their remaining estimated holding periods. The four impaired hotels have an average age of approximately 25 years.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


Operating Income

For 2006, we recorded operating income of approximately $8.4 million as compared to operating income of approximately $11.5 million in 2005. The principal components of the change in operating income for 2006 as compared to 2005 were an increase in same-store revenues of approximately $7.6 million, a net increase in operating income related to our 20 hotel acquisitions of approximately $4.1 million, partially offset by an increase in same-store hotel expenses of approximately $4.5 million, an increase in general and administrative expenses of approximately $1.4 million and an impairment loss of approximately $8.9 million.


LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2006, net cash provided by operating activities of approximately $17.2 million increased approximately $400,000, or 2.4%, as compared to approximately $16.8 million for the three months ended March 31, 2005. The principal components of this change were a decrease in net income of approximately $4.5 million, a change in deposits and other assets of approximately $5.8 million, offset by a non-cash loss on impairment of hotels of approximately $8.9 million, an increase in non-cash depreciation expense of approximately $2.0 million, a change in accounts receivable of approximately $1.8 million and an increase in non-cash stock-based compensation of approximately $565,000. For the three months ended March 31, 2006, net cash used in investing activities of approximately $34.3 million increased approximately $11.0 million, or 47.2%, as compared to approximately $23.3 million for the three months March 31, 2005. The principal components of this change were an increase in hotel acquisitions of approximately $6.2 million, an increase in improvements and additions to hotel properties of approximately $5.7 million, partially offset by an increase in net proceeds from sale of hotel properties of approximately $1.0 million. For the three months ended March 31, 2006, net cash provided by financing activities of approximately $19.5 million increased approximately $9.5 million, or 95.0%, as compared to approximately $10.0 million for the three months ended March 31, 2005. The principal components of this change were a net increase in gross proceeds of stock offerings of approximately $30.2 million, partially offset by a net increase in payments on long-term debt of approximately $17.1 million and an increase in distributions paid of approximately $2.6 million.

Equity Inns' principal source of cash to meet our operating requirements, including distributions to our shareholders and repayments of indebtedness, is from our hotels' results of operations. For the three months ended March 31, 2006, net cash flows provided by our operating activities were approximately $17.2 million. We currently expect that our operating cash flows will be sufficient to fund our continuing operations, including our required debt service obligations and distributions to shareholders required to maintain our REIT status. We expect to fund any short-term liquidity requirements above our operating cash flows through short- term borrowings under our Line of Credit. In June 2005, we entered into an amended and restated Line of Credit for $125.0 million, subject to certain restrictions. Borrowings under our Line of Credit bear interest at LIBOR plus 1.62% to 3.0% per annum as determined by our quarterly leverage, and this new facility matures in June 2008 but may be extended at our option for an additional year. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a fixed charge test and a leverage test, among other covenants. At March 31, 2006, we were in compliance with all covenants required by our Line of Credit. At March 31, 2006, the interest rate on our Line of Credit was LIBOR (4.83% at March 31, 2006) plus 2.00%, and we had the ability to borrow an additional $92.1 million under this facility. This amended and restated Line of Credit replaced our prior $110.0 million Line of Credit. Additionally, at March 31, 2006, we had approximately $8.9 million of cash and cash equivalents.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


We may make additional investments in hotel properties and may incur indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Internal Revenue Code of 1986 to the extent that working capital and cash flows from our investments are insufficient to make such distributions. Our Board has adopted a policy limiting aggregate indebtedness to 45% of our investment in hotel properties, at cost, after giving effect to our use of proceeds from any indebtedness. This policy may be amended at any time by the Board without shareholder vote. Our consolidated indebtedness was 40.6% of our investment in hotels, at original cost, at March 31, 2006.

The following details our debt outstanding at March 31, 2006 and December 31, 2005 (dollars in thousands):


                                Principal Balance                                  # of   Collateral     Net Book
                             ---------------------           Interest                       # of         Value at
                             3/31/06     12/31/05              Rate           Maturity      Hotels       12/31/05
                             --------    ---------    ---------------------   ---------   ----------     --------

   Commercial Mortgage
     Bonds
     Class B                 $ 38,505    $ 39,100     7.37%        Fixed      Dec 2015
     Class C                   10,000      10,000     7.58%        Fixed      Feb 2017
                             --------    --------
                               48,505      49,100                                             17        $  94,944

   Line of Credit              30,000      54,000     LIBOR plus
                                                      Percentage   Variable   June 2008       26          204,375
   Mortgage                    86,942      87,455     8.37%        Fixed      July 2009       19          151,879
   Mortgage                    64,316      64,644     8.25%        Fixed      Nov 2010        16          101,354
   Mortgage                    33,351      33,512     8.25%        Fixed      Nov 2010         8           53,301
   Mortgage                    10,272      10,351     LIBOR plus
                                                      285 pts.     Variable   Aug 2008         1           13,853
   Mortgage                     2,676       2,705     6.00%        Fixed      May 2008         1            6,257
   Mortgage                     3,068       3,120     6.37%        Fixed      Nov 2016         1            7,290
   Mortgage                     6,149       6,177     8.70%        Fixed      Nov 2010         1           10,135
   Mortgage                     4,137       4,165     7.97%        Fixed      Oct 2007         1            6,857
   Mortgage                     5,098       5,132     7.97%        Fixed      Oct 2007         1            7,618
   Mortgage                     4,317       4,347     7.10%        Fixed      Sept 2008        1            8,594
   Mortgage                     3,674       3,699     8.04%        Fixed      Nov 2007         1            6,504
   Mortgage                     5,119       5,153     8.04%        Fixed      Nov 2007         1            7,483
   Mortgage                     3,075       3,094     9.375%       Fixed      April 2007       1            6,185
   Mortgage                     3,291       3,310     9.375%       Fixed      April 2007       1            6,277
   Mortgage                     4,991       5,024     8.04%        Fixed      Nov 2007         1            6,318
   Mortgage                     3,839       3,862     9.375%       Fixed      April 2007       1            9,063
   Mortgage                     3,753       3,776     9.05%        Fixed      May 2007         1            6,307
   Mortgage                     5,822       5,851     5.83%        Fixed      July 2014        1            9,126
   Mortgage                    39,080      39,374     5.64%        Fixed      Nov 2014         5           72,155
   Mortgage                     5,560       5,589     5.39%        Fixed      Dec 2014         1           11,558
   Mortgage                     3,105       3,120     9.02%        Fixed      June 2024        1            7,886
   Mortgage                     3,945       3,973     7.18%        Fixed      April 2023       1            6,920
   Mortgage                     4,709       4,742     7.10%        Fixed      Sept 2008        1            9,950
   Mortgage                     4,310       4,339     7.97%        Fixed      Oct 2007         1            9,910
   Mortgage                     3,276       3,299     7.97%        Fixed      Oct 2007         1           10,783
   Mortgage                     5,518       5,559     7.07%        Fixed      Jan 2008         1           10,456
   Trust Preferred Securities  50,000      50,000     6.93%        Fixed      July 2035        -              N/A
   Mortgages                   73,152      73,500     5.44%        Fixed      Dec 2015         7           82,488
   Mortgage                     6,350           -     8.25%        Fixed      Feb 2011         1                -
   Mortgage                     5,252           -     7.10%        Fixed      Sept 2008        1                -
                             --------    --------                                            ---         --------
                              536,652     551,972                                            122         $945,826
                                                                                             ===         ========
   Unamortized Mortgage
     Note Premium               5,971       5,503
                             --------    --------

   Total Long-term Debt      $542,623    $557,475
                             ========    ========

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


For the three months ended March 31, 2006 and 2005, interest expense, net, of approximately $10.0 million in 2006 increased approximately $1.9 million, or 23.5%, as compared to approximately $8.1 million in 2005. This increase was primarily due to an increase in average borrowings from $440.3 million to $564.5 million related to increased borrowings for our hotel acquisitions, partially offset by a reduction in the weighted average interest rate from 7.11% to 6.87%. At March 31, 2006, our debt maturities have an average life of 7.2 years and a weighted average interest rate of 6.78%.

During the three months ended March 31, 2006, we purchased four hotels for approximately $39.4 million related to previously announced acquisitions. The hotels were purchased from partnerships controlled by McKibbon Hotel Group. These hotels represent a combined 369 rooms and have an average age of approximately seven years. We funded these acquisitions primarily through $26.9 million of the $57.9 million in net cash proceeds from a February 2006 issuance of our Series C cumulative preferred stock and the assumption of approximately $12.5 million in collateralized long-term debt. Included in our debt assumption is a mortgage note premium of approximately $950,000 to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

For the three months ended March 31, 2006 we invested approximately $12.1 million to fund capital improvements in our hotels, including replacement of carpets, drapes, furniture and equipment, renovation of common areas and improvements of hotel exteriors. We expect to fund an aggregate of approximately $35.0 million to $40.0 million in 2006 for capital improvements, of which approximately $17.0 million will be used for major refurbishment projects at 12 of our hotels. We intend to fund such improvements out of our cash flows from operations, current cash balances and borrowings under our Line of Credit. Under our franchise agreements, we are periodically required to make capital improvements in order to maintain our brand standards. Additionally, under certain of our loan covenants, we are generally obligated to fund 4% of total hotel revenues per quarter on a cumulative basis, to a separate room renovation account for replacement of furniture, fixtures and equipment, maintenance, and capital improvements for our hotels. For 2006, we expect that amounts expended will exceed, in the aggregate, the amounts required under our loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts. We currently have one lender that could require us to deposit approximately $1.0 million into an escrow account, but the lender has thus far decided not to trigger the escrow funding based on our future capital improvement plans for the individual hotels.

During December 2005, we recorded a $975,000 non-cash impairment loss in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," based on the estimated net realizable value of a hotel over its remaining estimated holding periods. This hotel was subsequently sold in March 2006 for its approximate carrying value of $4.9 million (after selling costs of approximately $200,000). The hotel sold was a 130-room Hampton Inn located in Atlanta, Georgia. The age of the hotel was approximately 18 years.

In November 2005, we completed an aggregate of $73.5 million in collateralized financing under seven individual loan agreements. Each loan bears interest at a fixed rate of 5.44% per annum, with principal and interest payments due monthly until maturity on December 1, 2015, based on a 25-year amortization schedule. The individual loans are collateralized by seven of the Company's hotels. We used the proceeds from these loans to repay outstanding borrowings under our Line of Credit.

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

During 2005, we purchased 16 hotels for approximately $154.6 million related to previously announced acquisitions. The hotels were purchased from several hotel developers. These hotels represent a combined 1,639 rooms and had an average age of approximately seven years at date of acquisition. We funded these acquisitions primarily through $28.6 million in net cash proceeds from a March 2005 issuance of our common stock, the issuance of approximately 300,000 Partnership units valued at approximately $3.8 million, the assumption of approximately $43.9 million in collateralized long-term debt and approximately $78.3 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note premium of approximately $2.7 million to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

During December 2004, we recorded a non-cash charge for impairment of approximately $1.9 million in accordance with SFAS No. 144, based on the estimated net realizable value of a hotel held for sale. This hotel was subsequently sold in January 2005 for its approximate carrying value of $3.8 million (after selling costs of approximately $100,000). The hotel sold was a 123-room Hampton Inn located in Birmingham, Alabama. The age of the hotel was approximately 18 years.

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

In 2003, we entered into an interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2008. The agreement effectively fixes the interest rate on the first $25.0 million of floating rate debt outstanding at a rate of 3.875% per annum plus the interest rate spreads on our variable rate debt, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

In 2003, we entered into an additional interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2006. The agreement effectively fixes the interest rate on the second $25.0 million of floating rate debt outstanding at a rate of 3.22% per annum plus the interest rate spreads on our variable rate debt, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



REITs are subject to a number of organizational and operational requirements. For example, for federal income tax purposes, we are required to pay distributions of at least 90% of our taxable income to shareholders. We intend to pay these distributions from operating cash flows. During the three months ended March 31, 2006, our Partnership declared an aggregate of approximately $10.6 million to its limited partners, or $0.19 per unit (including approximately $10.3 million of distributions to the Company to fund distributions to our shareholders of $0.19 per share). Additionally, during the three months ended March 31, 2006, we declared approximately $1.9 million and $585,000 in dividends related to our 8.75% Series B cumulative preferred stock and 8.00% Series C cumulative preferred stock, respectively. We expect to make future quarterly distributions to our shareholders. The amount of our future distributions will be based upon quarterly operating results, economic conditions, capital requirements, the Internal Revenue Code's annual distribution requirements, leverage restrictions imposed by our Line of Credit and other factors which our Board deems relevant.

We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional debt and equity securities of the Company, or, in connection with acquisitions of hotel properties, the issuance of Partnership units. Under our Partnership's limited partnership agreement, subject to certain holding period requirements, holders of units in our Partnership have the right to require the Partnership to redeem their units. During the three months ended March 31, 2006, approximately 203,000 units were tendered for redemption. Under the Partnership agreement, we have the option to redeem units tendered for redemption on a one-for-one basis for shares of common stock or for an equivalent amount of cash. These units were all redeemed for shares of our common stock.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued



The following reconciliation of net income applicable to common shareholders to FFO, illustrates the difference in these measures of operating performance (in thousands):


                                                        For the Three Months Ended
                                                                  March 31,
                                                        --------------------------
                                                         2006                2005
                                                        -------            -------
Net income (loss) applicable to common
    shareholders                                        $(3,302)           $ 1,766

Add (subtract):
    (Gain) loss on sale of hotel properties                  17                  -
    Minority interests (income) expense                     (58)                49
    Depreciation                                         12,984             11,032
    Depreciation from discontinued operations               229                368
                                                        -------            -------

Funds From Operations (FFO) (1)                         $ 9,870            $13,215
                                                        =======            =======

Weighted average number of diluted common
    shares and Partnership units outstanding             55,554             53,503
                                                        =======            =======

(1) For the three months ended March 31, 2006, FFO includes approximately $8.9 million of non-cash impairment losses related to four hotels.

MANAGEMENT CONTRACTS

Our management agreements with Hyatt, which purchased the AmeriSuites brand in January 2005 from the Blackstone Group, which purchased the brand from Prime Hospitality Corporation in October 2004, are structured to provide the TRS Lessees minimum net operating income at each of our 18 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of our 18 AmeriSuites hotels. As the manager, Hyatt's subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, as defined, to a maximum of 6.5% of gross hotel revenues. If the management fee calculation exceeds 6.5% of gross hotel revenues, Hyatt's subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Hyatt's subsidiaries are required to contribute the greater of a predetermined minimum return or the net operating income plus 25% of the shortfall between the threshold amount and the net operating income of the hotel. We record all shortfall contributions as a reduction of base management fees, which are included as a component of direct hotel expenses in the accompanying condensed consolidated statements of operations, when all contingencies related to such amounts have been resolved. In May 2003, we updated our current franchise contracts and management agreements with Hyatt's subsidiaries for all of our AmeriSuites hotels. The minimum net operating income guarantee agreements were not extended beyond their original terms and are set to expire in 2007 and 2008. Under the new agreements, we extended the existing franchise agreements to 2028 and the management agreements to 2010, as long as Hyatt continues to be in compliance with the minimum net operating income guarantees in the original agreements. For the three months ended March 31, 2006 and 2005, we recorded approximately $1.1 million and $1.5 million, respectively, in minimum income guarantees from Hyatt as a reduction of our base management fee expense in the accompanying condensed consolidated statements of operations.

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

    Investment in Hotel Properties

    We record an impairment charge when we believe an investment in a hotel has been impaired such that future undiscounted cash flows would not recover the book basis of the hotel property, or the hotel is being held for sale and a loss is anticipated. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby possibly requiring an impairment charge in the future. In March 2006, we determined that we would possibly sell four hotels. In April 2006, we entered into contracts to sell two of the hotels and we were engaged in contract negotiations to sell the additional two hotels. The potential buyers of these four assets have not yet completed customary due diligence reviews. Consequently, during the three months ended March 31, 2006, we recorded approximately $8.9 million of non-cash impairment losses related to these four hotels in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," based on the estimated net realizable value of the assets over their remaining estimated holding periods. Impairments of hotels not held for sale are recorded as a component of continuing operations in the accompanying condensed consolidated statements of operations. The four impaired hotels have an average age of approximately 25 years.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued




    We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less estimated costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three months ended March 31, 2006 and 2005, we did not realize any losses on impairments of hotels held for sale. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

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

OTHER DEVELOPMENTS

Acquisitions

During the three months ended March 31, 2006, we purchased four hotels for approximately $39.4 million related to previously announced acquisitions. The hotels were purchased from partnerships controlled by McKibbon Hotel Group. These hotels represent a combined 369 rooms and have an average age of approximately seven years. We funded these acquisitions primarily through $26.9 million of the $57.9 million in net cash proceeds from a February 2006 issuance of our Series C cumulative preferred stock and the assumption of approximately $12.5 million in collateralized long-term debt. Included in our debt assumption is a mortgage note premium of approximately $950,000 to record the debt at its

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

The hotel acquisitions that we completed for the three months ended March 31, 2006 are as follows:


               Hotel                     Location              Rooms        Date Acquired
       -------------------------     -----------------         -----      -----------------
       SpringHill Suites             Sarasota, Florida           84       January 17, 2006
       TownePlace Suites             Savannah, Georgia           95       January 17, 2006
       Courtyard by Marriott         Maitland, Florida          112       February 16, 2006
       Residence Inn by Marriott     Tampa, Florida              78       February 16, 2006

Preferred Stock Offering

In February 2006, we issued 2.4 million shares of 8.00% Series C cumulative preferred stock. Net proceeds were approximately $57.9 million and were used for identified acquisitions and to repay outstanding borrowings under our Line of Credit. The Series C preferred stock may be redeemed at $25.00 per share plus accrued but unpaid dividends at the election of the Company, on or after February 15, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

Long-Lived Asset Impairments and Hotel Sales

During the three months ended March 31, 2006, we recorded approximately $8.9 million of non-cash impairment losses related to four hotels based on the estimated net realizable value of the assets over their remaining estimated holding periods. The four impaired hotels have an average age of approximately 25 years.

Recent Accounting Developments

In December 2004, the FASB issued SFAS No. 123(R), which is a version of SFAS No. 123, as amended, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense being recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

On January 1, 2006, the Company adopted SFAS No. 123(R) using a modified prospective application, as permitted under SFAS No. 123(R). Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

For the three months ended March 31, 2006, there was no incremental stock-based compensation expense due to the adoption of SFAS No. 123(R). Consequently, there was no effect on net income, basic and diluted earnings per share or cash flows related to the adoption of SFAS No. 123(R).

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


In February 2006, we modified certain of our restricted stock grants. This modification resulted in approximately $1.3 million of additional 2006 compensation expense, which will be recognized ratably over the year. Consequently, approximately $320,000 of additional compensation expense was recognized in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2006.

During the three months ended March 31, 2006, we issued approximately 188,000 shares of restricted stock to certain key executives of our Company. These grants generally vest three years after the date of issuance, based on the Company's total shareholder return, as defined, as compared to the NAREIT Hotel Index. Our executives will be entitled to vote these restricted stock shares and will also receive dividends on the unvested common shares over the vesting periods. The fair value of restricted stock grants was determined to be approximately $2.8 million, based on a valuation by an independent consulting firm. We intend to record this compensation expense ratably over the respective requisite service periods. For the three months ended March 31, 2006, we recorded compensation expense of approximately $245,000 related to these restricted stock grants.

At March 31, 2006, there was approximately $5.1 million of total unrecognized compensation expense as measured under SFAS No. 123(R) related to unvested restricted common stock. Upon the adoption of SFAS No. 123(R), the Company now classifies this amount as a reduction of additional paid-in capital in the accompanying condensed consolidated balance sheet. The Company intends to recognize this expense over a weighted average requisite service period of approximately 1.5 years. For the three months ended March 31, 2006 and 2005, we recorded approximately $1.0 million and $435,000, respectively, of total non-cash stock-based compensation expense as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

Subsequent Events

On April 13, 2006, we completed the sale of a 122-room Hampton Inn hotel located in Chapel Hill, North Carolina, for its approximately carrying value of $5.3 million. The age of the hotel was approximately 20 years. We utilized the net proceeds from this disposition to pay down existing long-term debt.

On April 24, 2006, we completed the acquisition of a 66-room Residence Inn hotel located in Mobile, Alabama, for approximately $7.1 million, including the assumption of approximately $3.9 million in collateralized long-term debt. Included in our debt assumption is a mortgage note premium of approximately $100,000 to record the debt at its estimated fair value.

On May 1, 2006, we completed the sale of a 126-room Hampton Inn located in Scottsdale, Arizona, for approximately $12.2 million. The age of the hotel was approximately 10 years. We intend to use the net proceeds from this disposition for future acquisitions. We expect to record a $4.4 million gain on the sale of this hotel during the three months ending June 30, 2006.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, the most predominant of which is the fluctuation in interest rates. At March 31, 2006, our exposure to market risk for a change in interest rates is related to our debt outstanding under the Line of Credit and one of our mortgage loans collateralized by one of our hotels. Total debt outstanding under these two debentures totaled approximately $40.3 million at March 31, 2006. Our $50.0 million in trust preferred securities bear interest at a fixed rate of 6.93% per annum until 2010 and then bear interest at LIBOR plus 2.85% per annum thereafter. Our remaining indebtedness bears interest at fixed rates. As discussed below, we do maintain two interest rate swap agreements for a combined notional amount of $50.0 million. The Company does not enter into derivative or interest rate transactions for speculative purposes.

Our Line of Credit bears interest at a variable rate of LIBOR plus 1.62% to 3.0% per annum as determined by our quarterly leverage. At March 31, 2006, our interest rate on our Line of Credit was LIBOR (4.83% at March 31, 2006) plus 2.00%. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings under our Line of Credit through the use of interest rate swaps, in order to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. We also regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuation.

In 2003, we entered into an interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2008. The agreement effectively fixes the interest rate on the first $25.0 million of floating rate debt outstanding at a rate of 3.875% per annum plus the interest rate spreads on our variable rate debt, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

In 2003, we entered into an interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2006. The agreement effectively fixes the interest rate on the second $25.0 million of floating rate debt outstanding at a rate of 3.22% per annum plus the interest rate spreads on our variable rate debt, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

Our Line of Credit matures in June 2008, but may be extended at our option for an additional year. As discussed above, our Line of Credit bears interest at variable rates, and therefore, cost approximates market value. At March 31, 2006, the fair value of our interest rate swaps was an asset of approximately $950,000.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


Our operating results are affected by changes in interest rates, primarily as a result of our borrowings under the Line of Credit. If interest rates increased by 60 basis points, our interest expense would have increased by approximately $27,000, based on balances outstanding during the three months ended March 31, 2006.

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

There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in various legal actions arising in the ordinary course of business. Management does not believe that any of the pending actions will have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.  RISK FACTORS

The Company previously disclosed risk factors under "Item 1A. Risk Factors" in its Annual Report on Form 10-K for the year ended December 31, 2005. At March 31, 2006, the following additional risk factor has been added:

    Insurance Risk

    We maintain hotel property insurance coverage in certain areas that are susceptible to catastrophic losses such as hurricanes or earthquakes. In these areas, the Company maintains higher insurance deductibles and certain self-insurance risk given the lack of insurance capacity in certain markets. Consequently, the Company's risk of loss may increase due to these higher deductibles and self-insurance risk given certain geographic locations which are more susceptible to these types of catastrophic losses.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2006, we issued 203,416 shares of our common stock to certain limited partners of our Partnership in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, upon the redemption of Units, on a one-for-one basis. The resale of these shares has been registered pursuant to a shelf registration statement.

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

      3.1(c) Articles of Amendment to the Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 4.1(d) to the Company's Registration Statement on Form 8-A12B (Registration No. 01-12073) filed with the SEC on July 7, 2003, as amended on August 7, 2003)

      3.1(d) Articles of Amendment to the Second Amended and Restated Charter of the Company (incorporated by reference to Exhibit 4.1(e) to the Company's Registration Statement on Form 8-A (Registration No. 01-12073) filed with the SEC on February 15,
                  2006)

      3.2 By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (Registration No. 33-73304))

      4.1(a) Form of Share Certificate for the Company's Common Stock, $.01 par value (incorporated by reference to Exhibit 4.1 to the Company's Registration on Form S-11 (Registration No. 33-73304))

      4.1(b) Form of Share Certificate for the Company's 8.75% Series B Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (Registration No. 01-12073) filed on August 11, 2003)

      4.1(c) Form of share certificate for the Company's 8.00% Series C Cumulative Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A (Registration No. 01-12073) filed with the SEC on February 15, 2006)

      4.2(a) Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to
                  Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 24, 1997 (Registration No. 01-12073) filed with the SEC on July 10, 1997)

      4.2(c) Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.2(c) of the Company's Annual Report on Form 10-K for the year ended December 31,
                  2003)

      4.2(d)* Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P.

      10.1*       Summary of Executive Officer Compensation

      31.1* Certification of Howard A. Silver, Chief Executive Officer of Equity Inns, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

      31.2* Certification of J. Mitchell Collins, Chief Financial Officer of Equity Inns, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

      32.1* Certification of Howard A. Silver, Chief Executive Officer of Equity Inns, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2* Certification of J. Mitchell Collins, Chief Financial Officer of Equity Inns, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------------
*Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Equity Inns, Inc.



   May 10, 2006                By:  /s/J. Mitchell Collins
-----------------              -------------------------------------------------
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

3.1(c) Articles of Amendment to the Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 4.1(d) to the Company's Registration Statement on Form 8-A12B (Registration No. 01-12073) filed with the SEC on July 7, 2003, as amended on August 7, 2003)

3.1(d) Articles of Amendment to the Second Amended and Restated Charter of the Company (incorporated by reference to Exhibit 4.1(e) to the Company's Registration Statement on Form 8-A (Registration No. 01-12073) filed with the SEC on February 15,
                  2006)

3.2 By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (Registration No. 33-73304))

4.1(a) Form of Share Certificate for the Company's Common Stock, $.01 par value (incorporated by reference to Exhibit 4.1 to the Company's Registration on Form S-11 (Registration No. 33-73304))

4.1(b) Form of Share Certificate for the Company's 8.75% Series B Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (Registration No. 01-12073) filed on August 11, 2003)

4.1(c) Form of share certificate for the Company's 8.00% Series C Cumulative Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A (Registration No. 01-12073) filed with the SEC on February 15, 2006)

4.2(a) Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to
                  Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 24, 1997 (Registration No. 01-12073) filed with the SEC on July 10, 1997)

4.2(c) Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.2(c) of the Company's Annual Report on Form 10-K for the year ended December 31,
                  2003)

4.2(d)* Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P.

10.1*             Summary of Executive Officer Compensation

31.1* Certification of Howard A. Silver, Chief Executive Officer of Equity Inns, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2* Certification of J. Mitchell Collins, Chief Financial Officer of Equity Inns, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1* Certification of Howard A. Silver, Chief Executive Officer of Equity Inns, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certification of J. Mitchell Collins, Chief Financial Officer of Equity Inns, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------------
*Filed herewith.