Form 10-Q
period 2006-06-30
EQUITY INNS INC
filed 2006-08-09
CIK 916530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2006  Commission File Number 01-12073

EQUITY INNS, INC.
(Exact Name of Registrant as Specified in its Charter)

Tennessee	62-1550848
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

7700 Wolf River Boulevard, Germantown, TN	38138
(Address of Principal Executive Office)	(Zip Code)

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on July 31, 2006 was 54,722,148.

EQUITY INNS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EQUITY INNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Investment in hotel properties, net	$1,016,378	$978,233
Assets held for sale	13,153	-
Cash and cash equivalents	10,737	6,556
Accounts receivable, net of doubtful accounts of $200 and $175, respectively	9,264	8,960
Interest rate swaps	1,068	877
Note receivable, net	1,663	1,688
Deferred expenses, net	11,669	11,927
Deposits and other assets, net	20,195	17,595

Total Assets	$1,084,127	$1,025,836

LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt	$563,994	$557,475
Accounts payable and accrued expenses	44,065	39,204
Distributions payable	12,628	10,674
Minority interests in Partnership	5,274	8,363

Total Liabilities	625,961	615,716

Commitments and Contingencies

Shareholders' Equity:

Preferred Stock, $.01 par value, 10,000,000 shares authorized:
Series B, 8.75%, $.01 par value, 3,450,000 and 3,450,000 shares issued and outstanding	83,524	83,524
Series C, 8.00%, $.01 par value, 2,400,000 and 0 shares issued and outstanding	57,861	-
Common Stock, $.01 par value, 100,000,000 shares authorized, 55,464,961 and 54,749,308 share issued and outstanding	555	547
Additional paid-in capital	576,120	573,473
Treasury stock, at cost, 747,600 shares	(5,173)	(5,173)
Unearned directors' and officers' compensation	-	(2,815)
Distributions in excess of net earnings	(255,789)	(240,313)
Unrealized gain (loss) on interest rate swaps	1,068	877

Total Shareholders' Equity	458,166	410,120

Total Liabilities and Shareholders' Equity	$1,084,127	$1,025,836

The accompanying notes are an integral  part of these condensed consolidated financial statements.

EQUITY INNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Revenue:
Room revenue	$96,220	$79,013	$185,271	$147,196
Other hotel revenue	3,833	3,467	7,327	6,496
Total revenue	100,053	82,480	192,598	153,692

Operating expenses:
Direct hotel expenses	54,680	44,698	104,947	83,591
Other hotel expenses	2,857	2,529	5,464	4,812
Depreciation	13,048	11,182	25,810	22,005
Property taxes, rental expense and insurance	6,469	5,113	12,203	10,230
General and administrative expenses	3,525	2,109	7,537	4,666
Loss on impairment of hotels	3,000	-	8,895	-
Total operating expenses	83,579	65,631	164,856	125,304

Operating income	16,474	16,849	27,742	28,388

Interest expense, net	9,640	8,550	19,507	16,556

Income (loss) from continuing operations before minority interests and income taxes	6,834	8,299	8,235	11,832

Minority interests income (expense)	(168)	(70)	(110)	(118)
Deferred income tax benefit (expense)	-	-	-	-

Income (loss) from continuing operations	6,666	8,229	8,125	11,714

Discontinued operations:
Gain (loss) on sale of hotel properties	4,552	-	4,535	-
Loss on impairment of hotels held for sale	-	(3,500)	(3,005)	(3,500)
Income (loss) from operations of discontinued operations	432	371	1,167	540
Income (loss) from discontinued operations	4,984	(3,129)	2,697	(2,960)

Net income (loss)	11,650	5,100	10,822	8,754

Preferred stock dividends	(3,087)	(1,887)	(5,560)	(3,773)

Net income (loss) applicable to common shareholders	$8,563	$3,213	$5,262	$4,981

Net income (loss) per share data:
Basic and diluted income (loss) per share:
Continuing operations	$0.07	$0.12	$0.05	$0.15
Discontinued operations	0.09	(0.06)	0.05	(0.06)

Net income (loss) per common share	$0.16	$0.06	$0.10	$0.09

Weighted average number of common shares outstanding, basic and diluted	54,630	53,984	54,470	53,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUITY INNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$10,822	$8,754
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on sale of hotel properties	(4,535)	-
Loss on impairment of hotels	11,900	3,500
Depreciation	25,810	22,005
Depreciation of discontinued operations	572	1,143
Amortization of loan costs and franchise fees	1,161	1,375
Amortization of mortgage note premium	(1,039)	(697)
Non-cash stock-based compensation	2,043	763
Minority interests (income) expense	110	118
Provision for doubtful accounts	25	-
Changes in operating assets and liabilities:
Accounts receivable	(329)	(675)
Deposits and other assets	(5,276)	(6,261)
Accounts payable and accrued expenses	5,394	5,879
Other	93	(20)
Net cash provided by (used in) operating activities	46,751	35,884

Cash flows from investing activities:
Improvements and additions to hotel properties	(29,455)	(12,180)
Acquisition of hotel properties	(58,373)	(52,464)
Payments for franchise applications	(561)	(402)
Note receivable collections	25	-
Net proceeds from sale of hotel properties	22,053	3,849
Net cash provided by (used in) investing activities	(66,311)	(61,197)

Cash flows from financing activities:
Gross proceeds from public offering of common stock	-	29,835
Gross proceeds from issuance of Series C preferred stock	60,000	-
Payment of offering expenses	(2,138)	(1,346)
Distributions paid	(24,743)	(18,888)
Redemption of Partnership units	-	(4,106)
Payments for loan costs	(427)	(3,112)
Proceeds from borrowings	66,650	118,826
Payments on long-term debt	(75,601)	(92,733)
Net cash provided by (used in) financing activities	23,741	28,476

Net increase (decrease) in cash	4,181	3,163
Cash and cash equivalents at beginning of period	6,556	6,991

Cash and cash equivalents at end of period	$10,737	$10,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

Six Months Ended June 30, 2006

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

During the six months ended June 30, 2006, we completed the purchase of six hotels and assumed approximately $16.5 million in collateralized long-term debt, including approximately $1.1 million of a mortgage note premium.

During the six months ended June 30, 2006, we reclassified approximately $2.7 million related to our hurricane insurance claim from deposits and other assets to investment in hotel properties, net.

During the six months ended June 30, 2006, we issued 471,433 shares of common stock upon redemption of Partnership units.

During the six months ended June 30, 2006, we issued 13,069 shares of common stock at prices ranging from $13.55 to $16.20 per share to our independent directors in lieu of cash as compensation.

During the three months ended June 30, 2006, we declared approximately $10.6 million in common stock and unit dividends. We paid these dividends on August 1, 2006. During the three months ended June 30, 2006, we declared approximately $1.3 million and $800,000 in Series B and Series C preferred stock dividends, respectively. We paid the Series B and Series C preferred stock dividends on July 31, 2006.

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

During February 2005, we issued to one of our independent directors 5,000 shares of restricted common stock at $11.12 per share under the 1994 Stock Incentive Plan.

During the six months ended June 30, 2005, we completed the purchase of eight hotels and assumed approximately $22.2 million in collateralized long-term debt, including approximately $2.5 million of a mortgage note premium. We also issued approximately $3.8 million in Partnership units in conjunction with these acquisitions.

During the six months ended June 30, 2005, we issued 15,519 shares of common stock upon redemption of Partnership units.

During the six months ended June 30, 2005, we issued 10,501 shares of common stock at prices ranging from $10.86 to $12.72 per share to our independent directors in lieu of cash as compensation.

During the three months ended June 30, 2005, we declared approximately $8.3 million in common stock and unit dividends. We paid these dividends on August 1, 2005. During the three months ended June 30, 2005, we declared approximately $1.3 million in Series B preferred stock dividends. We paid these dividends on July 29, 2005.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

Throughout this Form 10-Q, the words "Company", "Equity Inns", "we", "our", and "us" refer to Equity Inns, Inc., a Tennessee corporation, and its consolidated subsidiaries, unless otherwise stated or the context requires otherwise.

1.	Organization

Equity Inns is a hotel real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at June 30, 2006 owned an approximate 98% interest in the Partnership.

Our hotel properties are leased to our wholly-owned taxable REIT subsidiaries (the "TRS Lessees"). Our hotel properties are managed by independent third parties. At June 30, 2006, the independent managers of our hotels are as follows:

Number of Hotels

Interstate Hotels & Resorts, Inc.	42
McKibbon Hotel Group	23
Hyatt Corporation	18
Hilton Hotels Corporation	15
Other (10 managers)	28

126

Our management agreements with Hyatt, which purchased the AmeriSuites brand in January 2005 from the Blackstone Group, which purchased the brand from Prime Hospitality Corporation in October 2004, are structured to provide the TRS Lessees minimum net operating income at each of our 18 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of our 18 AmeriSuites hotels. As the manager, Hyatt's subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, as defined, to a maximum of 6.5% of gross hotel revenues. If the management fee calculation exceeds 6.5% of gross hotel revenues, Hyatt's subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Hyatt's subsidiaries are required to contribute the greater of a predetermined minimum return or the net operating income plus 25% of the shortfall between the threshold amount and the net operating income of the hotel. We record all shortfall contributions as a reduction of base management fees, which are included as a component of direct hotel expenses in the accompanying condensed consolidated statements of operations, when all contingencies related to such amounts have been resolved. In May 2003, we updated our current franchise contracts and management agreements with Hyatt's subsidiaries for all of our AmeriSuites hotels. The minimum net operating income guarantee agreements were not extended beyond their original terms and are set to expire in 2007 and 2008. Under the new agreements, we extended the existing franchise agreements to 2028 and the management agreements to 2010, as long as Hyatt continues to be in compliance with the minimum net operating income guarantees in the original agreements. For the three months ended June 30, 2006 and 2005, we recorded approximately $340,000 and $565,000, respectively, in minimum income guarantees from Hyatt as a reduction of our base management fee expense in the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2006 and 2005, we recorded approximately $1.5 million and $2.0 million, respectively, in minimum income guarantees from Hyatt as a reduction of our base management fee expense in the accompanying condensed

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

1.	Organization, Continued

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
________________

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

We record an impairment charge when we believe an investment in a hotel has been impaired such that future undiscounted cash flows would not recover the book basis of the hotel property, or the hotel is being held for sale and a loss is anticipated. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby possibly requiring an impairment charge in the future. During the three and six months ended June 30, 2006, we recorded approximately $3.0 million and $11.9 million, respectively, of non-cash impairment losses related to five hotels in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," based on the estimated net realizable value of the assets over their remaining estimated holding periods. At June 30, 2006, two of the hotels are under sales contracts with associated non-refundable deposits by the respective purchasers. Accordingly, under the Company’s accounting policy, the non-cash impairment losses of approximately $3.0 million related to the two hotels have been reclassified, along with operations for all periods presented, to discontinued operations. We expect to sell the two hotels based on the estimated carrying value of the assets in the accompanying condensed consolidated balance sheet. Impairments of hotels not held for sale are recorded as a component of continuing operations in the accompanying condensed consolidated statements of operations. The five impaired hotels have an average age of approximately 24 years.

We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less estimated costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three and six months ended June 30, 2006, we did not realize any losses on impairments of hotels held for sale, other than the $3.0 million in non-cash impairment losses reclassified as discussed above. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

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

Stock-Based Compensation

At June 30, 2006, we have two stock-based employee and director compensation plans. Prior to January 1, 2003, we accounted for these plans under the recognition and measurement provisions of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure."

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

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

Concentration of Credit Risk

At June 30, 2006, we owned approximately 5,400 hotel rooms, or approximately 36% of our total hotel rooms, in the South Atlantic region of the United States, which includes approximately 2,900 hotel rooms, or approximately 19% of our total hotel rooms, in the state of Florida.

3.	Investment in Hotel Properties

During the six months ended June 30, 2006, we purchased six hotels for approximately $74.9 million related to previously announced acquisitions. The hotels were purchased from several hotel developers. These hotels represent a combined 681 rooms and have an average age of approximately 10 years. We funded these acquisitions primarily through $57.9 million in net cash proceeds from a February 2006 issuance of our Series C cumulative preferred stock and the assumption of approximately $16.5 million in collateralized long-term debt. Included in our debt assumption is a mortgage note premium of approximately $1.1 million to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

3.	Investment in Hotel Properties, Continued

The hotel acquisitions that we completed for the six months ended June 30, 2006 are as follows:

Hotel	Location	Rooms	Date Acquired

SpringHill Suites	Sarasota, Florida	84	January 17, 2006
TownePlace Suites	Savannah, Georgia	95	January 17, 2006
Courtyard	Orlando, Florida	112	February 16, 2006
Residence Inn	Tampa, Florida	78	February 16, 2006
Residence Inn	Mobile, Alabama	66	April 24, 2006
Embassy Suites	Orlando, Florida	246	June 22, 2006

Based on our estimate of fair value, we allocated the purchase price of these hotels at June 30, 2006 as follows (in thousands):

Land	$9,825
Buildings and improvements	55,831
Furniture and equipment	9,225

$74,881

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
________________

3.	Investment in Hotel Properties, Continued

The following unaudited pro forma results are presented as if all acquisitions for the three and six months ended June 30, 2006 had occurred on January 1, 2005 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Equity Inns, as reported	$100,053	$82,480	$192,598	$153,692
Acquisitions	2,246	5,033	6,473	11,112

Pro forma combined revenues	$102,299	$87,513	$199,071	$164,804

Net income (loss) applicable to common shareholders
Equity Inns, as reported	$8,563	$3,213	$5,262	$4,981
Acquisitions	142	(617)	301	(206)

Pro forma combined net income (loss)	$8,705	$2,596	$5,563	$4,775

Pro forma basic and diluted income (loss) per share	$0.16	$0.05	$0.10	$0.09

Pro forma weighted average number of common shares outstanding - basic and diluted	54,630	53,984	54,470	53,956

Note: These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had these acquisitions been completed on January 1, 2005, or of future results.

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

3.	Investment in Hotel Properties, Continued

The following unaudited pro forma results are presented as if all acquisitions for the year ended December 31, 2005 had occurred on January 1, 2005 (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Revenues
Equity Inns, as reported	$82,480	$153,692
Acquisitions	8,555	19,850

Pro forma combined revenues	$91,035	$173,542

Net income (loss) applicable to common shareholders
Equity Inns, as reported	$3,213	$4,981
Acquisitions	826	1,630

Pro forma combined net income (loss)	$4,039	$6,611

Pro forma basic and diluted income (loss) per share	$0.07	$0.12

Pro forma weighted average number of common shares outstanding - basic and diluted	53,984	53,956

Note: These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had these acquisitions been completed on January 1, 2005, or of future results.

During the six months ended June 30, 2006 and 2005, we invested approximately $29.5 million and $12.2 million, respectively, to fund capital improvements in our hotels, including replacement of carpets, drapes, furniture and equipment, renovation of common areas and improvements of hotel exteriors.

During the three and six months ended June 30, 2006, we recorded approximately $3.0 million and $11.9 million, respectively, of non-cash impairment losses related to five hotels in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," based on the estimated net realizable value of the assets over their remaining estimated holding periods. At June 30, 2006, two of the hotels are under sales contracts with associated non-refundable deposits by the respective purchasers. Accordingly, under the Company’s accounting policy, the non-cash impairment losses of approximately $3.0 million related to the two hotels have been reclassified, along with operations for all periods presented, to discontinued operations. We expect to sell the two hotels based on the estimated carrying value of the assets in the accompanying condensed consolidated balance sheet. Impairments of hotels not held for sale are recorded as a component of continuing operations in the accompanying condensed consolidated statements of operations. The five impaired hotels have an average age of approximately 24 years.

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

3.	Investment in Hotel Properties, Continued

For the six months ended June 30, 2006, we sold three hotels previously classified as held for sale for approximately $22.1 million (after selling costs of approximately $500,000). The hotels sold were a 130-room Hampton Inn located in Atlanta, Georgia, a 126-room Hampton Inn located in Scottsdale, Arizona and a 122-room Hampton Inn located in Chapel Hill, North Carolina. The average age of these hotels was approximately 16 years. We utilized the net proceeds from these dispositions to pay down existing long-term debt. We realized a gain of approximately $4.5 million on the sale of the Scottsdale Hampton Inn and sold the other two hotels at their approximate carrying values. The operations for these three hotels have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

During the three and six months ended June 30, 2005, we recorded approximately $3.5 million of non-cash impairment losses related to two hotels based on the estimated net realizable value of the hotels over their remaining estimated holding periods. One of the hotels subsequently sold in July 2005 and the other hotel is currently under a sales contract with an associated non-refundable deposit by the respective purchaser. Accordingly, the non-cash impairment losses of approximately $3.5 million related to the two hotels have been reclassified, along with operations for all periods presented, to discontinued operations. The average age of these hotels was approximately 20 years.

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

During 2004, we experienced significant hurricane damage at one of our hotels located in Jacksonville Beach, Florida. This hotel was subsequently repaired and became operational in late January 2005. The total insurance claim related to the hurricane loss is estimated to be approximately $2.0 million, and we are currently working with our insurance carrier in processing this claim. To date, we have collected approximately $610,000 related to this claim. Based on the total estimated project cost, the estimated net insurance proceeds and the estimated net book value of the assets destroyed, we expect to record a net gain on insurance proceeds upon the conclusion of the processed claim. This gain will be recorded upon receipt of the net insurance proceeds and closure of the insurance claim.

We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less estimated costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

3.	Investment in Hotel Properties, Continued

three and six months ended June 30, 2006, we did not realize any losses on impairments of hotels held for sale, other than the $3.0 million in non-cash impairment losses reclassified as discussed above. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

4.	Long-Term Debt

The following details our debt outstanding at June 30, 2006 and December 31, 2005 (dollars in thousands):

						Collateral	Net Book
	Principal Balance					# of	Value at
	6/30/06	12/31/05	Interest Rate		Maturity	Hotels	12/31/05
Commercial Mortgage Bonds
Class B	$ 37,809	$ 39,100	7.37%	Fixed	Dec 2015
Class C	10,000	10,000	7.58%	Fixed	Feb 2017
	47,809	49,100				17	$ 94,944

Line of Credit	51,000	54,000	LIBOR plus Percentage	Variable	June 2008	23	183,113
Mortgage	86,458	87,455	8.37%	Fixed	July 2009	19	151,879
Mortgage	64,010	64,644	8.25%	Fixed	Nov 2010	16	101,354
Mortgage	33,201	33,512	8.25%	Fixed	Nov 2010	8	53,301
Mortgage	10,194	10,351	LIBOR plus 285 pts.	Variable	Aug 2008	1	13,853
Mortgage	2,648	2,705	6.00%	Fixed	May 2008	1	6,257
Mortgage	3,015	3,120	6.37%	Fixed	Nov 2016	1	7,290
Mortgage	6,124	6,177	8.70%	Fixed	Nov 2010	1	10,135
Mortgage	4,110	4,165	7.97%	Fixed	Oct 2007	1	6,857
Mortgage	5,064	5,132	7.97%	Fixed	Oct 2007	1	7,618
Mortgage	4,289	4,347	7.10%	Fixed	Sept 2008	1	8,594
Mortgage	3,651	3,699	8.04%	Fixed	Nov 2007	1	6,504
Mortgage	5,086	5,153	8.04%	Fixed	Nov 2007	1	7,483
Mortgage	3,058	3,094	9.375%	Fixed	April 2007	1	6,185
Mortgage	3,272	3,310	9.375%	Fixed	April 2007	1	6,277
Mortgage	4,960	5,024	8.04%	Fixed	Nov 2007	1	6,318
Mortgage	3,817	3,862	9.375%	Fixed	April 2007	1	9,063
Mortgage	3,731	3,776	9.05%	Fixed	May 2007	1	6,307
Mortgage	5,794	5,851	5.83%	Fixed	July 2014	1	9,126
Mortgage	38,782	39,374	5.64%	Fixed	Nov 2014	5	72,155
Mortgage	5,531	5,589	5.39%	Fixed	Dec 2014	1	11,558
Mortgage	3,090	3,120	9.02%	Fixed	June 2024	1	7,886
Mortgage	3,918	3,973	7.18%	Fixed	April 2023	1	6,920
Mortgage	4,678	4,742	7.10%	Fixed	Sept 2008	1	9,950
Mortgage	4,282	4,339	7.97%	Fixed	Oct 2007	1	9,910
Mortgage	3,255	3,299	7.97%	Fixed	Oct 2007	1	10,783
Mortgage	5,479	5,559	7.07%	Fixed	Jan 2008	1	10,456
Trust Preferred Securities	50,000	50,000	6.93%	Fixed	July 2035	-	N/A
Mortgages	72,821	73,500	5.44%	Fixed	Dec 2015	7	82,488
Mortgage	6,322	-	8.25%	Fixed	Feb 2011	1	-
Mortgage	5,217	-	7.10%	Fixed	Sept 2008	1	-
Mortgage	3,798	-	8.15%	Fixed	Nov 2007	1	-
	558,464	551,972				120	$924,564
Unamortized Mortgage
Note Premium	5,530	5,503

Total Long-term Debt	$563,994	$557,475

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

4.	Long-Term Debt, Continued

We entered into an amended and restated Line of Credit in June 2005 for $125.0 million, subject to certain restrictions. The Line of Credit bears interest at LIBOR plus 1.62% to 3.0% per annum ("Percentage") as determined by our quarterly leverage and the facility matures in June 2008 but may be extended at our option for an additional year. At June 30, 2006, the interest rate on our Line of Credit was LIBOR (5.35% at June 30, 2006) plus 1.62%. Fees ranging from .25% to .60% per annum, as determined by our ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA"), are paid quarterly on the unused portion of our Line of Credit. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a fixed charge test and a leverage test, among other covenants. At June 30, 2006, we were in compliance with all covenants required by our Line of Credit. This amended and restated Line of Credit replaced our prior $110.0 million Line of Credit.

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

Substantially all of our debt is collateralized by first mortgages on our hotels. At June 30, 2006, our debt has maturity dates that range from April 2007 to July 2035 with certain debt requiring annual principal payments and certain debt representing term maturities. The terms of our debt generally require prepayment penalties if repaid prior to maturity.

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

Our Line of Credit has a stated borrowing capacity of $125.0 million. This capacity is further limited to a stated percentage of the appraised value of the assets pledged as collateral. At June 30, 2006, we had additional borrowing capacity of approximately $65.9 million under our Line of Credit.

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

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

SFAS No. 130, "Reporting Comprehensive Income," requires the disclosure of the components included in comprehensive income (loss). For the six months ended June 30, 2006, we recorded comprehensive income of approximately $11.0 million, comprised of net income of approximately $10.8 million and the change in unrealized gain on our interest rate swaps of approximately $190,000.

For the six months ended June 30, 2005, we recorded comprehensive income of approximately $9.2 million, comprised of net income of approximately $8.8 million and an unrealized gain on our interest rate swaps of approximately $360,000.

7.	Income Taxes

The components of our deferred income tax benefit (expense) related to our TRS Lessees for the three and six months ended June 30 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Deferred:
Federal	$382	$806	$1,146	$2,170
State	33	70	98	186
Valuation allowance	(415)	(876)	(1,244)	(2,356)

Deferred income tax benefit (expense), net	$-	$-	$-	$-

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

7.	Income Taxes, Continued

The deferred income tax benefit (expense) and related deferred tax asset were historically calculated using a statutory tax rate of 38% applied to the losses of our TRS Lessees. In 2003, we determined that a valuation allowance was necessary for the entire deferred income tax asset due to the continued softness in the lodging industry and the uncertainty associated with its future recovery. Based on current expectations, we continue to record a full valuation allowance for our deferred income tax asset. At June 30, 2006, we have a valuation allowance for a deferred income tax asset of approximately $22.5 million that is comprised of the tax effect of net operating loss carryforwards that will expire in years beginning after 2021.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes” (“FIN 48’). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company does not currently anticipate that the adoption of FIN 48 will have a material impact on its financial condition or results of operations. We will adopt this Interpretation in the first quarter of 2007.

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

We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less estimated costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three and six months ended June 30, 2006, we did not realize any losses on impairments of hotels held for sale, other than $3.0 million in non-cash impairment losses that were reclassified as discussed in Note 2. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

8.	Discontinued Operations, Continued

For the six months ended June 30, 2006, we sold three hotels previously classified as held for sale for approximately $22.1 million (after selling costs of approximately $500,000). The hotels sold were a 130-room Hampton Inn located in Atlanta, Georgia, a 126-room Hampton Inn located in Scottsdale, Arizona and a 122-room Hampton Inn located in Chapel Hill, North Carolina. The average age of these hotels was approximately 16 years. We utilized the net proceeds from these dispositions to pay down existing long-term debt. We realized a gain of approximately $4.5 million on the sale of the Scottsdale Hampton Inn and sold the other two hotels at their approximate carrying values. The operations for these three hotels have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

During the three and six months ended June 30, 2005, we recorded approximately $3.5 million of non-cash impairment losses related to two hotels based on the estimated net realizable value of the hotels over their remaining estimated holding periods. One of the hotels subsequently sold in July 2005 and the other hotel is currently under a sales contract with an associated non-refundable deposit by the respective purchaser. Accordingly, the non-cash impairment losses of approximately $3.5 million related to the two hotels have been reclassified, along with operations for all periods presented, to discontinued operations. The average age of these hotels was approximately 20 years.

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

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

8.	Discontinued Operations, Continued

For all periods presented, the operations of all of our hotels classified as held for sale are included in the accompanying condensed consolidated statements of operations under the heading "Income (loss) from discontinued operations." The components of income (loss) from discontinued operations for the three and six months ended June 30 are shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Room revenue	$2,053	$4,124	$5,825	$7,954
Other hotel revenue	55	100	132	196

Operating costs:
Direct hotel expenses	1,282	2,661	3,486	5,163
Other hotel expenses	110	173	240	325
Depreciation	122	566	572	1,143
Property taxes, rental expense and insurance	64	271	292	615
Amortization of franchise fees	3	11	9	21
Interest	95	171	191	343

Income (loss) from operations of discontinued operations	432	371	1,167	540

Gain (loss) on sale of hotel properties	4,552	-	4,535	-
Loss on impairment of hotels held for sale	-	(3,500)	(3,005)	(3,500)

Income (loss) from discontinued operations	$4,984	$(3,129)	$2,697	$(2,960)

9.	Commitments and Contingencies

At June 30, 2006, all of our hotels are operated under franchise agreements and are licensed as Hampton Inn (48), AmeriSuites (18), Residence Inn (22), Courtyard (13), Homewood Suites (10), Holiday Inn (4), SpringHill Suites (3), Comfort Inn (2), Hilton Garden Inn (2), Hampton Inn & Suites (2), Embassy Suites (1) and TownePlace Suites (1). The TRS Lessees hold the franchise licenses for our hotels. The franchise agreements generally require the payment of fees based on a percentage of hotel room revenue.

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

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

9.	Commitments and Contingencies, Continued

We are obligated to pay the costs of real estate and personal property taxes and to maintain underground utilities and structural elements of our hotels. In addition, we are obligated to fund the cost of periodic repair and the replacement and refurbishment of furniture, fixtures and equipment in our hotels. We also may be required by our franchisors to fund certain capital improvements to our hotels, which we fund from borrowings under our Line of Credit, operating cash flows, or the room renovation accounts. For the six months ended June 30, 2006 and 2005, capital improvements of approximately $29.5 million and $12.2 million, respectively, were made to our hotels.

We maintain agreements with certain senior officers that provide for severance payments in the event of a change in control of Equity Inns. At June 30, 2006, the maximum amount of cash that would be payable under all agreements, if a change of control occurred, would be approximately $14.6 million. Additionally, vesting of certain restricted stock held by our senior officers would accelerate under a change of control.

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

The Company is authorized, under our 1994 Stock Incentive Plan (the "1994 Plan") and the Directors' Compensation Plan (the "Directors Plan"), to issue a total of 4.1 million shares of common stock to directors, officers and key employees in the form of stock options, restricted stock, or performance stock. The Company issues stock options, restricted stock and performance stock based on the fair value of our common stock at the date of approval by the Compensation Committee of our Board.  Under our 1994 Plan, the total shares available for grant is 4.0 million, of which not more than 2.0 million shares may be grants of restricted stock. At June 30, 2006, we have approximately 656,000 shares available for restricted stock grants. Under our Directors Plan, the total shares available for grants of options is 100,000. We had approximately 24,000 exercisable stock options outstanding on June 30, 2006, primarily related to directors' compensation. No additional stock options have been granted since June 2002. Our directors may also elect to receive their meeting and retainer fees in the form of common stock under the 1994 Plan.

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

11.	Stock-Based Compensation Plans, Continued

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

For the three and six months ended June 30, 2006, there was no incremental stock-based compensation expense due to the adoption of SFAS No. 123(R). Consequently, there was no effect on net income, basic and diluted earnings per share or cash flows related to the adoption of SFAS No. 123(R).

In February 2006, we modified certain of our restricted stock grants. This modification resulted in approximately $1.3 million of additional 2006 compensation expense, which will be recognized ratably over the year. Consequently, approximately $320,000 and $640,000 of additional compensation expense was recognized in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2006, respectively.

Below represents the changes in the Company's restricted common stock for the six months ended June 30, 2006:

	Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested restricted stock, at December 31, 2005	496,047	$9.74
Granted	187,990	$15.73
Vested	(3,964)	$7.43
Forfeited	-	-

Unvested restricted stock, at June 30, 2006	680,073	$11.41

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

11.	Stock-Based Compensation Plan, Continued

During the six months ended June 30, 2006, we issued approximately 188,000 shares of restricted stock to certain key executives of our Company. These grants generally vest three years after the date of issuance, based on the Company's total shareholder return, as defined, as compared to the NAREIT Hotel Index. Our executives will be entitled to vote these restricted stock shares and will also receive dividends on the unvested common shares over the vesting periods. The fair value of restricted stock grants was determined to be approximately $2.8 million, based on a valuation by an independent consulting firm. We intend to record this compensation expense ratably over the respective requisite service periods. For the three and six months ended June 30, 2006, we recorded compensation expense of approximately $240,000 and $480,000, respectively, related to these restricted stock grants.

The fair value of each restricted stock award was estimated on the grant date using a Monte Carlo simulation with the assumptions noted in the following table. Volatility is based on the historical volatility of the Company's common stock. The expected term of the long-term incentive plan is based on the criteria for the plan and the expected life of the awards. The Company uses a U.S. constant - maturity Treasury for the same term as the expected term of the long-term incentive plan to represent the risk-free rate. Turnover is based on the historical experience for the key managers and executive officers. The Company uses its current dividend yield at the time of grant to estimate the dividend yield over the life of the plan.

Six Months Ended June 30, 2006

Volatility	24.68%
Expected life in years	3
Risk-free rate	4.35%
Dividend yield	4.40%

At June 30, 2006, there was approximately $4.3 million of total unrecognized compensation expense as measured under SFAS No. 123(R) related to unvested restricted common stock. Upon the adoption of SFAS No. 123(R), the Company now classifies this amount as a reduction of additional paid-in capital in the accompanying condensed consolidated balance sheet. The Company intends to recognize this expense over a weighted average requisite service period of approximately 1.5 years. For the three months ended June 30, 2006 and 2005, we recorded approximately $1.0 million and $330,000, respectively, of total non-cash stock-based compensation expense as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2006 and 2005, we recorded approximately $2.0 million and $765,000, respectively, of total non-cash stock-based compensation expense as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

12.	Subsequent Event

In July 2006, the Company signed an agreement to purchase three hotels from a hotel developer for approximately $26.2 million. The three hotels include a 112-suite SpringHill Suites located in San Antonio, Texas, a 122-suite SpringHill Suites located in Houston, Texas and a 144-room Fairfield Inn & Suites located in the Atlanta suburb of Vinings. We closed on this acquisition on August 3, 2006.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT ABOUT FORWARD LOOKING STATEMENTS

This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, "may", "believes", "estimates", "projects", "plans", "intends", "will", "anticipates", "expects" and words of similar import. Such forward-looking statements relate to future events, the future financial performance of our Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following: the ability of the Company to cope with domestic economic and political disruption, war, terrorism, states of emergency or similar activities; risks associated with debt financing; risks associated with the hotel and hospitality industry; the ability of the Company to successfully implement our operating strategy; availability of capital; changes in economic cycles; competition from other hospitality companies; and changes in the laws and government regulations applicable to us. Readers should specifically consider these factors along with the various other factors identified, or incorporated by reference into this report including, but not limited to those discussed in our Annual Report on Form 10-K filed March 15, 2006, and in any other documents filed by us with the Securities and Exchange Commission (“SEC”) that could cause actual results to differ from those implied by the forward-looking statements. We undertake no obligation and do not intend to publicly update or revise any forward-looking statements contained herein to reflect future events or developments, whether as a result of new information, future events or otherwise.

BACKGROUND

Equity Inns is a Memphis-based, self-advised hotel real estate investment trust ("REIT") primarily focused on the upscale extended stay, all-suite and midscale limited service segments of the hotel industry. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at June 30, 2006 owned an approximate 98% interest in the Partnership. The Partnership and its affiliates lease all of our hotels to wholly-owned taxable REIT subsidiaries of the Company (the "TRS Lessees"). The Company’s primary source of revenue is room revenue generated from its hotels. The Company also generates revenue through food and beverage, telephone, parking, and other incidental sales at its hotels. Operating expenses consist of the costs to provide these services as well as corporate general and administrative costs, real and personal property taxes, property and casualty insurance costs, income taxes of our consolidated taxable REIT subsidiaries, depreciation, amortization and other costs.

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

At June 30, 2006, we owned 126 hotel properties with a total of 15,091 rooms located in 36 states. In order to qualify as a REIT, we cannot operate hotels. Therefore, our hotels are leased to our TRS Lessees and are managed by unrelated third parties. By maintaining these leases through our TRS Lessees, we realize the economic benefits and risks of operating these hotels and report all hotel revenues and expenses in the accompanying condensed consolidated statements of operations. Additionally, the TRS Lessees are subject to federal and state income taxes.

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

The diversity of our portfolio is such that, at June 30, 2006, no individual hotel exceeded 1.7% of the total rooms in the portfolio. Our geographical distribution and franchise diversity is illustrated by the following charts:

Brand Diversity

Brand Affiliation	Number of Hotel Properties	Number of Rooms/Suites

Midscale Limited Service Hotels:
Hampton Inn (1)	48	5,966
Comfort Inn (4)	1	104
Sub-total	49	6,070

All-Suite Hotels:
AmeriSuites (3)	18	2,291
Hampton Inn & Suites (1)	2	288
SpringHill Suites (2)	3	248
Embassy Suites (1)	1	246
TownePlace Suites (2)	1	95
Sub-total	25	3,168

Upscale Extended Stay Hotels:
Residence Inn (2)	22	2,207
Homewood Suites (1)	10	1,380
Sub-total	32	3,587

Full Service Hotels:
Courtyard (2)	13	1,294
Hilton Garden Inn (1)	2	238
Comfort Inn (4)	1	177
Holiday Inn (5)	4	557
Sub-total	20	2,266

Total	126	15,091

Franchise Affiliation

(1)	Hilton Hotels Corporation
(2)	Marriott International, Inc.
(3)	Hyatt Corporation, which purchased the AmeriSuites brand from the Blackstone Group in January 2005, which purchased the brand from Prime Hospitality Corporation in October 2004
(4)	Choice Hotels International, Inc.
(5)	Intercontinental Hotels Group, PLC

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

We believe that geographic diversity helps to limit our exposure to any one market. The following table illustrates our geographic presence by the number of rooms at June 30, 2006:

Region

East North Central	15.0%
East South Central	12.6%
Middle Atlantic	5.5%
Mountain	7.7%
New England	5.4%
Pacific	3.1%
South Atlantic	35.9%
West North Central	5.5%
West South Central	9.3%

Our hotel portfolio includes upscale extended stay hotels, all-suite hotels, midscale limited service hotels and full service hotels. We believe this array of product offerings coupled with a property mix that is spread between suburban and urban locations helps to insulate us from various economic climates, including a depressed business travel climate.

The following tables set forth certain information for the three and six months ended June 30, 2006 and 2005 with respect to our hotels:

			Three Months Ended June 30, 2006 (1)			Three Months Ended June 30, 2005 (1)
Brand	Number of Hotels	Number of Rooms	% Occupancy	Average Daily Rate	Revenue Per Available Room (2)	% Occupancy	Average Daily Rate	Revenue Per Available Room (2)

Hampton Inn	48	5,966	74.7	$88.36	$65.98	74.7	$81.86	$61.12
AmeriSuites	18	2,291	72.4	$84.56	$61.22	70.2	$79.10	$55.55
Residence Inn	22	2,207	77.8	$105.78	$82.28	81.0	$99.60	$80.64
Homewood Suites	10	1,380	81.8	$118.06	$96.60	82.9	$108.09	$89.55
Courtyard	13	1,294	82.9	$104.65	$86.71	83.4	$96.76	$80.73
Holiday Inn	4	557	65.7	$80.15	$52.66	67.4	$69.83	$47.05
Comfort Inn	2	281	64.3	$103.61	$66.61	67.4	$100.72	$67.89
Hilton Garden Inn	2	238	69.4	$114.97	$79.82	76.1	$105.78	$80.45
Hampton Inn & Suites	2	288	75.9	$110.38	$83.81	80.3	$99.73	$80.07
SpringHill Suites	3	248	78.8	$97.64	$76.96	79.3	$89.41	$70.86
Embassy Suites	1	246	77.3	$124.96	$96.53	73.2	$115.61	$84.61
TownePlace Suites	1	95	64.9	$71.97	$46.71	80.4	$72.08	$57.97

	126	15,091	75.6	$96.38	$72.87	76.2	$89.46	$68.19

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

			Six Months Ended June 30, 2006 (1)			Six Months Ended June 30, 2005 (1)
Brand	Number of Hotels	Number of Rooms	% Occupancy	Average Daily Rate	Revenue Per Available Room (2)	% Occupancy	Average Daily Rate	Revenue Per Available Room (2)

Hampton Inn	48	5,966	71.1	$90.02	$63.96	69.7	$82.77	$57.71
AmeriSuites	18	2,291	70.5	$85.00	$59.92	67.7	$78.55	$53.15
Residence Inn	22	2,207	75.4	$105.77	$79.77	78.7	$99.46	$78.27
Homewood Suites	10	1,380	79.4	$115.35	$91.63	78.8	$106.77	$84.16
Courtyard	13	1,294	81.9	$105.52	$86.37	80.9	$98.38	$79.53
Holiday Inn	4	557	59.0	$74.71	$44.07	61.6	$65.26	$40.18
Comfort Inn	2	281	62.7	$100.89	$63.30	66.9	$100.33	$67.07
Hilton Garden Inn	2	238	68.6	$128.57	$88.18	75.6	$116.94	$88.35
Hampton Inn & Suites	2	288	80.5	$128.90	$103.69	81.0	$113.92	$92.26
SpringHill Suites	3	248	77.2	$97.86	$75.51	75.9	$90.29	$68.50
Embassy Suites	1	246	78.3	$132.58	$103.76	78.0	$125.82	$98.12
TownePlace Suites	1	95	76.6	$70.51	$54.02	85.3	$69.51	$59.26

	126	15,091	73.1	$97.54	$71.30	72.8	$90.43	$65.83

Notes

(1)	Represents "all comparable" statistics for hotels owned by us at the latest period end as if we had owned the hotels for both periods presented.
(2)	Determined by multiplying occupancy times the average daily rate.

Over 95% of our hotel portfolio is comprised of the following leading franchise brands: Embassy Suites, Homewood Suites, Hilton Garden Inn, Hampton Inn & Suites and Hampton Inn by Hilton, Residence Inn, Courtyard, SpringHill Suites and TownePlace Suites by Marriott and AmeriSuites by Hyatt. We believe that multiple brands at the midscale, upscale extended stay and all-suite levels help to insulate our asset portfolio against the volatility of individual brand results relative to industry revenue per available room ("RevPAR") performance. Descriptions of each of our significant brands are as follows:

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

In order to qualify as a REIT, we cannot operate hotels and, consequently, we outsource the management of our hotels to leading independent management companies. By utilizing third-party managers with relatively short-term contracts that provide for incentive management fees based on operating results, we believe that we have better control over the operating results of our hotels. At June 30, 2006, our hotel managers are as follows:

Number of Hotels

Interstate Hotels & Resorts, Inc.	42
McKibbon Hotel Group	23
Hyatt Corporation	18
Hilton Hotels Corporation	15
Other (10 managers)	28

126

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

We are also committed to franchisors to make certain capital improvements to our hotels, which will be funded primarily through our operating cash flows. We made capital improvements of approximately $29.5 million to our hotels for the six months ended June 30, 2006. In 2006, we expect to fund approximately $40.0 million of capital improvements to our hotels, with approximately $17.0 million representing major refurbishment projects at 12 of our hotels.

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

Pursuant to the REIT Modernization Act, we are allowed to own all of the stock in our TRS Lessees. In addition, our TRS Lessees are allowed to perform "non-customary" services for hotel guests and are permitted to enter into many new businesses. However, our TRS Lessees are not allowed to manage hotels. Instead, our TRS Lessees are required to enter into management contracts for our hotels with independent management companies. The use of TRS Lessees, however, is subject to certain restrictions, including the following:

·	no more than 20% of our assets may consist of securities of our TRS Lessees;
·	the tax deductibility of interest paid or accrued by our TRS Lessees to us is limited; and
·	a 100% excise tax is imposed on non-arm's length transactions between TRS Lessees and us or our tenants.

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

ENVIRONMENTAL MATTERS

In connection with most of our acquisitions, Phase I environmental site assessments were obtained for our hotels. These assessments included historical reviews of the hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screenings for hazardous and toxic substances and underground storage tanks, and the preparation and issuance of a written report. These assessments did not include invasive procedures to detect contaminants from former operations of our hotels or those migrating from neighbors or caused by third parties. These assessments have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets, results of operations or liquidity, nor are we aware of any such liability or material environmental issues.

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

Each year we are required to submit an annual written certification (Section 303A) to the New York Stock Exchange regarding certain corporate governance and compliance issues. In 2006, the Company filed this written certification noting no qualifications.

The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings that we make with the SEC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

RESULTS OF OPERATIONS

For purposes of management’s discussion surrounding the Company’s results of operations, same-store revenue and expense items represent the operating results of Company-owned hotels, other than hotels that have been reclassified to discontinued operations, if such hotels were owned for all periods presented.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(in thousands)	2006	%	2005	%	2006	%	2005	%

Total hotel revenues	$100,053	100.0	$82,480	100.0	$192,598	100.0	$153,692	100.0

Total hotel expenses	57,537	57.5	47,227	57.2	110,411	57.4	88,403	57.5
Depreciation	13,048	13.0	11,182	13.6	25,810	13.4	22,005	14.3
Property taxes, rental expense and insurance	6,469	6.5	5,113	6.2	12,203	6.3	10,230	6.7
General and administrative expenses	3,525	3.5	2,109	2.6	7,537	3.9	4,666	3.0
Loss on impairment of hotels	3,000	3.0	-	-	8,895	4.6	-	-

Operating income	$16,474	16.5	$16,849	20.4	$27,742	14.4	$28,388	18.5

Comparison of the Company's operating results for the three months ended June 30, 2006 and 2005.

Revenues

Hotel revenues of approximately $100.1 million in 2006 increased approximately $17.6 million, or 21.3%, as compared to approximately $82.5 million in 2005. After eliminating net revenues of approximately $12.6 million related to our 20 hotel acquisitions for 2006 and 2005, our same-store hotel revenues increased by approximately $5.0 million in 2006 as compared to 2005. This increase was primarily due to a same-store RevPAR increase of 6.7%, driven by a 7.3% increase in our ADR from $88.59 to $95.05, offset by a slight decrease in occupancy of approximately 40 basis points to 75.3%.

Operating Expenses

Hotel expenses of approximately $57.5 million in 2006 increased approximately $10.3 million, or 21.8%, as compared to approximately $47.2 million in 2005. After eliminating net expenses of approximately $7.1 million related to our 20 hotel acquisitions for 2006 and 2005, our same-store hotel expenses increased by approximately $3.2 million in 2006 as compared to 2005, primarily due to an increase in revenue and related costs. This increase was primarily due to an increase in payroll and related benefits of approximately $815,000, an increase in franchise fees, management fees and loyalty programs of approximately $935,000, an increase in enhanced complimentary hot breakfasts costs of approximately $70,000, an increase in maintenance costs of approximately $85,000, an increase in utility costs of approximately $375,000, an increase in fees and expenses associated with employment matters of approximately $230,000 and an increase in brand enhancements related to bed linens of approximately $190,000. Hotel expenses as a percentage of hotel revenues were 57.5% in 2006 and 57.2% in 2005.

Depreciation expense of approximately $13.0 million in 2006 increased approximately $1.8 million, or 16.1%, as compared to approximately $11.2 million in 2005, due to a net increase in depreciation expense related to our 20 hotel acquisitions of approximately $1.7 million and an increase in same-store depreciation expense of approximately $115,000 related to additional capital expenditures.

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

Property taxes, rental expense and insurance of approximately $6.5 million in 2006 increased approximately $1.4 million, or 27.5%, as compared to approximately $5.1 million in 2005, primarily due to a net increase in property taxes and insurance related to our 20 hotel acquisitions of approximately $1.1 million and an increase in same-store insurance of approximately $380,000, partially offset by a decrease in same-store property taxes of approximately $85,000.

General and administrative expenses of approximately $3.5 million in 2006 increased approximately $1.4 million, or 66.7%, as compared to approximately $2.1 million in 2005, primarily due to an increase of approximately $710,000 in non-cash stock-based compensation, an increase of approximately $445,000 related to payroll and related benefits and an increase of approximately $100,000 related to franchise taxes. The increase in non-cash stock-based compensation to approximately $1.0 million in 2006 from approximately $330,000 in 2005 was primarily due to the modification of certain of our restricted stock grants as well as the issuance of new restricted stock grants.

Loss on impairment of hotels of approximately $3.0 million in 2006 relates to a non-cash impairment charge for one hotel based on the estimated net realizable value of the asset over its remaining estimated holding period. The impaired hotel has an age of approximately 19 years.

Operating Income

For 2006, we recorded operating income of approximately $16.5 million as compared to operating income of approximately $16.8 million in 2005. The principal components of the change in operating income for 2006 as compared to 2005 were an increase in same-store revenues of approximately $5.0 million, a net increase in operating income related to our 20 hotel acquisitions of approximately $2.7 million, partially offset by an increase in same-store hotel expenses of approximately $3.2 million, an increase in same-store insurance of approximately $380,000, an increase in general and administrative expenses of approximately $1.4 million and a non-cash impairment loss of approximately $3.0 million.

Comparison of the Company's operating results for the six months ended June 30, 2006 and 2005.

Revenues

Hotel revenues of approximately $192.6 million in 2006 increased approximately $38.9 million, or 25.3%, as compared to approximately $153.7 million in 2005. After eliminating net revenues of approximately $26.6 million related to our 22 hotel acquisitions for 2006 and 2005, our same-store hotel revenues increased by approximately $12.3 million in 2006 as compared to 2005. This increase was primarily due to a same-store RevPAR increase of 9.0%, driven by a 7.9% increase in our ADR from $88.26 to $95.19, and an increase of approximately 70 basis points in occupancy to 72.4%.

Operating Expenses

Hotel expenses of approximately $110.4 million in 2006 increased approximately $22.0 million, or 24.9%, as compared to approximately $88.4 million in 2005. After eliminating net expenses of approximately $14.4 million related to our 22 hotel acquisitions for 2006 and 2005, our same-store hotel expenses increased by approximately $7.6 million in 2006 as compared to 2005, primarily due to an increase in revenue and related costs. This increase was primarily due to an increase in payroll and related benefits of approximately $1.6 million, an increase in franchise fees, management fees and loyalty programs of approximately $2.4 million, an increase in enhanced complimentary hot breakfasts costs of approximately $185,000, an increase in travel agent commissions and credit card fees of approximately $425,000, an increase in maintenance costs of approximately $315,000, an increase in utility costs of approximately $630,000 and an increase in brand enhancements related to bed linens of approximately $280,000. Hotel expenses as a percentage of hotel revenues were 57.4% in 2006 and 57.5% in 2005.

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

Depreciation expense of approximately $25.8 million in 2006 increased approximately $3.8 million, or 17.3%, as compared to approximately $22.0 million in 2005, due to a net increase in depreciation expense related to our 22 hotel acquisitions of approximately $3.6 million and an increase in same-store depreciation expense of approximately $240,000 related to additional capital expenditures.

Property taxes, rental expense and insurance of approximately $12.2 million in 2006 increased approximately $2.0 million, or 19.6%, as compared to approximately $10.2 million in 2005, primarily due to a net increase in property taxes and insurance related to our 22 hotel acquisitions of approximately $1.9 million and a net increase in same-store property taxes, rental expense and insurance of approximately $110,000.

General and administrative expenses of approximately $7.5 million in 2006 increased approximately $2.8 million, or 59.6%, as compared to approximately $4.7 million in 2005, primarily due to an increase of approximately $1.3 million in non-cash stock-based compensation, an increase of approximately $910,000 related to payroll and related benefits and an increase of approximately $530,000 related to professional fees. The increase in non-cash stock-based compensation to approximately $2.0 million in 2006 from approximately $765,000 in 2005 was primarily due to the modification of certain of our restricted stock grants as well as the issuance of new restricted stock grants.

Loss on impairment of hotels of approximately $8.9 million in 2006 relates to non-cash impairment charges for three hotels based on the estimated net realizable value of the assets over their remaining estimated holding periods. The impaired hotels have an average age of approximately 26 years.

Operating Income

For 2006, we recorded operating income of approximately $27.7 million as compared to operating income of approximately $28.4 million in 2005. The principal components of the change in operating income for 2006 as compared to 2005 were an increase in same-store revenues of approximately $12.3 million, a net increase in operating income related to our 22 hotel acquisitions of approximately $6.7 million, partially offset by an increase in same-store hotel expenses of approximately $7.6 million, an increase in general and administrative expenses of approximately $2.8 million and non-cash impairment losses of approximately $8.9 million.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2006, net cash provided by operating activities of approximately $46.8 million increased approximately $10.9 million, or 30.4%, as compared to approximately $35.9 million for the six months ended June 30, 2005. The principal components of this change were an increase in net income of approximately $2.1 million, an increase in the loss on impairment of hotels of approximately $8.4 million, an increase in depreciation expense of approximately $3.8 million and an increase in non-cash stock-based compensation of approximately $1.3 million, partially offset by a $4.5 million gain on sale of hotel properties. For the six months ended June 30, 2006, net cash used in investing activities of approximately $66.3 million increased approximately $5.1 million, or 8.3%, as compared to approximately $61.2 million for the six months ended June 30, 2005. The principal components of this change were an increase in hotel acquisitions of approximately $5.9 million, an increase in improvements and additions to hotel properties of approximately $17.3 million, partially offset by an increase in net proceeds from sale of hotel properties of approximately $18.2 million. For the six months ended June 30, 2006, net cash provided by financing activities of approximately $23.7 million decreased approximately $4.8 million, or 16.8%, as compared to approximately $28.5 million for the six months ended June 30, 2005. The principal components of this change were a net increase in gross proceeds of stock offerings of approximately $30.2 million, a reduction in redemption of Partnership units of approximately $4.1 million, offset by a net increase in payments on long-term debt of approximately $32.3 million and an increase in distributions paid of approximately $5.9 million.

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

Equity Inns' principal source of cash to meet our operating requirements, including distributions to our shareholders and repayments of indebtedness, is from our hotels' results of operations. For the six months ended June 30, 2006, net cash flows provided by our operating activities were approximately $46.8 million. We currently expect that our operating cash flows will be sufficient to fund our continuing operations, including our required debt service obligations and distributions to shareholders required to maintain our REIT status. We expect to fund any short-term liquidity requirements above our operating cash flows through short-term borrowings under our Line of Credit. In June 2005, we entered into an amended and restated Line of Credit for $125.0 million, subject to certain restrictions. Borrowings under our Line of Credit bear interest at LIBOR plus 1.62% to 3.0% per annum as determined by our quarterly leverage, and this new facility matures in June 2008 but may be extended at our option for an additional year. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a fixed charge test and a leverage test, among other covenants. At June 30, 2006, we were in compliance with all covenants required by our Line of Credit. At June 30, 2006, the interest rate on our Line of Credit was LIBOR (5.35% at June 30, 2006) plus 1.62%, and we had the ability to borrow an additional $65.9 million under this facility. This amended and restated Line of Credit replaced our prior $110.0 million Line of Credit. Additionally, at June 30, 2006, we had approximately $10.7 million of cash and cash equivalents.

We may make additional investments in hotel properties and may incur indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Internal Revenue Code of 1986 to the extent that working capital and cash flows from our investments are insufficient to make such distributions. Our Board has adopted a policy limiting aggregate indebtedness to 45% of our investment in hotel properties, at cost, after giving effect to our use of proceeds from any indebtedness. This policy may be amended at any time by the Board without shareholder vote. Our consolidated indebtedness was 41.3% of our investment in hotels, at original cost, at June 30, 2006.

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

The following details our debt outstanding at June 30, 2006 and December 31, 2005 (dollars in thousands):

						Collateral	Net Book
	Principal Balance					# of	Value at
	6/30/06	12/31/05	Interest Rate		Maturity	Hotels	12/31/05
Commercial Mortgage Bonds
Class B	$ 37,809	$ 39,100	7.37%	Fixed	Dec 2015
Class C	10,000	10,000	7.58%	Fixed	Feb 2017
	47,809	49,100				17	$ 94,944

Line of Credit	51,000	54,000	LIBOR plus Percentage	Variable	June 2008	23	183,113
Mortgage	86,458	87,455	8.37%	Fixed	July 2009	19	151,879
Mortgage	64,010	64,644	8.25%	Fixed	Nov 2010	16	101,354
Mortgage	33,201	33,512	8.25%	Fixed	Nov 2010	8	53,301
Mortgage	10,194	10,351	LIBOR plus 285 pts.	Variable	Aug 2008	1	13,853
Mortgage	2,648	2,705	6.00%	Fixed	May 2008	1	6,257
Mortgage	3,015	3,120	6.37%	Fixed	Nov 2016	1	7,290
Mortgage	6,124	6,177	8.70%	Fixed	Nov 2010	1	10,135
Mortgage	4,110	4,165	7.97%	Fixed	Oct 2007	1	6,857
Mortgage	5,064	5,132	7.97%	Fixed	Oct 2007	1	7,618
Mortgage	4,289	4,347	7.10%	Fixed	Sept 2008	1	8,594
Mortgage	3,651	3,699	8.04%	Fixed	Nov 2007	1	6,504
Mortgage	5,086	5,153	8.04%	Fixed	Nov 2007	1	7,483
Mortgage	3,058	3,094	9.375%	Fixed	April 2007	1	6,185
Mortgage	3,272	3,310	9.375%	Fixed	April 2007	1	6,277
Mortgage	4,960	5,024	8.04%	Fixed	Nov 2007	1	6,318
Mortgage	3,817	3,862	9.375%	Fixed	April 2007	1	9,063
Mortgage	3,731	3,776	9.05%	Fixed	May 2007	1	6,307
Mortgage	5,794	5,851	5.83%	Fixed	July 2014	1	9,126
Mortgage	38,782	39,374	5.64%	Fixed	Nov 2014	5	72,155
Mortgage	5,531	5,589	5.39%	Fixed	Dec 2014	1	11,558
Mortgage	3,090	3,120	9.02%	Fixed	June 2024	1	7,886
Mortgage	3,918	3,973	7.18%	Fixed	April 2023	1	6,920
Mortgage	4,678	4,742	7.10%	Fixed	Sept 2008	1	9,950
Mortgage	4,282	4,339	7.97%	Fixed	Oct 2007	1	9,910
Mortgage	3,255	3,299	7.97%	Fixed	Oct 2007	1	10,783
Mortgage	5,479	5,559	7.07%	Fixed	Jan 2008	1	10,456
Trust Preferred Securities	50,000	50,000	6.93%	Fixed	July 2035	-	N/A
Mortgages	72,821	73,500	5.44%	Fixed	Dec 2015	7	82,488
Mortgage	6,322	-	8.25%	Fixed	Feb 2011	1	-
Mortgage	5,217	-	7.10%	Fixed	Sept 2008	1	-
Mortgage	3,798	-	8.15%	Fixed	Nov 2007	1	-
	558,464	551,972				120	$924,564
Unamortized Mortgage
Note Premium	5,530	5,503

Total Long-term Debt	$563,994	$557,475

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

For the three months ended June 30, 2006, interest expense, net, of approximately $9.6 million increased approximately $1.0 million, or 11.6%, as compared to approximately $8.6 million for the three months ended June 30, 2005. This increase was primarily due to an increase in average borrowings from $452.3 million to $554.7 million related to increased borrowings for our hotel acquisitions, partially offset by a reduction in the weighted average interest rate from 7.08% to 6.81%. For the six months ended June 30, 2006, interest expense, net, of approximately $19.5 million increased approximately $2.9 million, or 17.5%, as compared to approximately $16.6 million in 2005. This increase was primarily due to an increase in average borrowings from $446.3 million to $559.6 million related to increased borrowings for our hotel acquisitions, partially offset by a reduction in the weighted average interest rate from 7.09% to 6.84%. At June 30, 2006, our current debt has an average life of 6.8 years and a weighted average interest rate of 6.74%.

During the six months ended June 30, 2006, we purchased six hotels for approximately $74.9 million related to previously announced acquisitions. The hotels were purchased from several hotel developers. These hotels represent a combined 681 rooms and have an average age of approximately 10 years. We funded these acquisitions primarily through $57.9 million in net cash proceeds from a February 2006 issuance of our Series C cumulative preferred stock and the assumption of approximately $16.5 million in collateralized long-term debt. Included in our debt assumption is a mortgage note premium of approximately $1.1 million to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

The hotel acquisitions that we completed for the six months ended June 30, 2006 are as follows:

Hotel	Location	Rooms	Date Acquired

SpringHill Suites	Sarasota, Florida	84	January 17, 2006
TownePlace Suites	Savannah, Georgia	95	January 17, 2006
Courtyard	Orlando, Florida	112	February 16, 2006
Residence Inn	Tampa, Florida	78	February 16, 2006
Residence Inn	Mobile, Alabama	66	April 24, 2006
Embassy Suites	Orlando, Florida	246	June 22, 2006

For the six months ended June 30, 2006, we sold three hotels previously classified as held for sale for approximately $22.1 million (after selling costs of approximately $500,000). The hotels sold were a 130-room Hampton Inn located in Atlanta, Georgia, a 126-room Hampton Inn located in Scottsdale, Arizona and a 122-room Hampton Inn located in Chapel Hill, North Carolina. The average age of these hotels was approximately 16 years. We utilized the net proceeds from these dispositions to pay down existing long-term debt. We realized a gain of approximately $4.5 million on the sale of the Scottsdale Hampton Inn and sold the other two hotels at their approximate carrying values. The operations for these three hotels have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

For the six months ended June 30, 2006 we invested approximately $29.5 million to fund capital improvements in our hotels, including replacement of carpets, drapes, furniture and equipment, renovation of common areas and improvements of hotel exteriors. We expect to fund an aggregate of approximately $40.0 million in 2006 for capital improvements, of which approximately $17.0 million will be used for major refurbishment projects at 12 of our hotels. We intend to fund such improvements out of our cash flows from operations, current cash balances and borrowings under our Line of Credit. Under our franchise agreements, we are periodically required to make capital improvements in order to maintain our brand standards. Additionally, under certain of our loan covenants, we are generally obligated to fund 4% of total hotel revenues per quarter on a cumulative basis, to a separate room renovation account for replacement of furniture, fixtures and equipment, maintenance, and capital improvements for our hotels. For 2006, we expect that amounts expended will exceed, in the aggregate, the amounts required under our loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

required to fund such shortfalls into cash escrow accounts. We currently have one lender that could require us to deposit approximately $1.0 million into an escrow account, but the lender has thus far decided not to trigger the escrow funding based on our future capital improvement plans for the individual hotels.

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

During 2004, we experienced significant hurricane damage at one of our hotels located in Jacksonville Beach, Florida. This hotel was subsequently repaired and became operational in late January 2005. The total insurance claim related to the hurricane loss is estimated to be approximately $2.0 million, and we are currently working with our insurance carrier in processing this claim. To date, we have collected approximately $610,000 related to this claim. Based on the total estimated project cost, the estimated net insurance proceeds and the estimated net book value of the assets destroyed, we expect to record a net gain on insurance proceeds upon the conclusion of the processed claim. This gain will be recorded upon receipt of the net insurance proceeds and closure of the insurance claim.

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

REITs are subject to a number of organizational and operational requirements. For example, for federal income tax purposes, we are required to pay distributions of at least 90% of our taxable income to shareholders. We intend to pay these distributions from operating cash flows. During the six months ended June 30, 2006, our Partnership declared distributions of an aggregate of approximately $21.1 million to its limited partners, or $0.38 per unit (including approximately $20.7 million of distributions to the Company to fund distributions to our shareholders of $0.38 per share). Additionally, during the six months ended June 30, 2006, we declared approximately $3.8 million and $1.8 million in dividends related to our 8.75% Series B cumulative preferred stock and 8.00% Series C cumulative preferred stock, respectively. We expect to make future quarterly distributions to our shareholders. The amount of our future distributions will be based upon quarterly operating results, economic conditions, capital requirements, the Internal Revenue Code's annual distribution requirements, leverage restrictions imposed by our Line of Credit and other factors which our Board deems relevant.

We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional debt and equity securities of the Company, or, in connection with acquisitions of hotel properties, the issuance of Partnership units. Our ability to raise capital through the issuance of debt and equity securities is dependent upon market conditions.

Under our Partnership's limited partnership agreement, subject to certain holding period requirements, holders of units in our Partnership have the right to require the Partnership to redeem their units. During the six months ended June 30, 2006, approximately 470,000 units were tendered for redemption. Under the Partnership agreement, we have the option to redeem units tendered for redemption on a one-for-one basis for shares of common stock or for an equivalent amount of cash. These units were all redeemed for shares of our common stock.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

The following reconciliation of net income applicable to common shareholders to FFO, illustrates the difference in these measures of operating performance (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss) applicable to common shareholders	$8,563	$3,213	$5,262	$4,981

Add (subtract):
(Gain) loss on sale of hotel properties	(4,552)	-	(4,535)	-
Minority interests (income) expense	168	70	110	118
Depreciation	13,048	11,182	25,810	22,005
Depreciation from discontinued operations	122	565	572	1,143

Funds From Operations (FFO) (1)	$17,349	$15,030	$27,219	$28,247

Weighted average number of diluted common shares and Partnership units outstanding	55,627	55,406	55,591	54,460

(1)
For the three months ended June 30, 2006 and 2005, FFO includes approximately $3.0 million and $3.5 million, respectively, of non-cash impairment losses related to one hotel for 2006 and two hotels for 2005. For the six months ended June 30, 2006 and 2005, FFO includes approximately $11.9 million and $3.5 million, respectively, of non-cash impairment losses related to five hotels for 2006 and two hotels for 2005.

MANAGEMENT CONTRACTS

Our management agreements with Hyatt, which purchased the AmeriSuites brand in January 2005 from the Blackstone Group, which purchased the brand from Prime Hospitality Corporation in October 2004, are structured to provide the TRS Lessees minimum net operating income at each of our 18 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of our 18 AmeriSuites hotels. As the manager, Hyatt's subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, as defined, to a maximum of 6.5% of gross hotel revenues. If the management fee calculation exceeds 6.5% of gross hotel revenues, Hyatt's subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Hyatt's subsidiaries are required to contribute the greater of a predetermined minimum return or the net operating income plus 25% of the shortfall between the threshold amount and the net operating income of the hotel. We record all shortfall contributions as a reduction of base management fees, which are included as a component of direct hotel expenses in the accompanying condensed consolidated statements of operations, when all contingencies related to such amounts have been resolved. In May 2003, we updated our current franchise contracts and management agreements with Hyatt's subsidiaries for all of our AmeriSuites hotels. The minimum net operating income guarantee agreements were not extended beyond their original terms and are set to expire in 2007 and 2008. Under the new agreements, we extended the existing franchise agreements to 2028 and the management agreements to 2010, as long as Hyatt continues to be in compliance with the minimum net operating income guarantees in the original agreements. For the three months ended June 30, 2006 and 2005, we recorded approximately $340,000 and $565,000, respectively, in minimum income guarantees from Hyatt as a reduction of our base management fee expense in the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2006 and 2005, we recorded approximately $1.5 million and $2.0 million, respectively, in minimum income guarantees from Hyatt as a reduction of our base management fee expense in the accompanying condensed consolidated statements of operations. Beginning in 2008, when these

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

income guarantees begin to expire, we will no longer record these reductions in base management fees and may be required to pay Hyatt base and incentive fees, resulting in an increase rather than a decrease in management fee expense related to these 18 hotels.

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

Investment in Hotel Properties

We record an impairment charge when we believe an investment in a hotel has been impaired such that future undiscounted cash flows would not recover the book basis of the hotel property, or the hotel is being held for sale and a loss is anticipated. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby possibly requiring an impairment charge in the future. During the three and six months ended June 30, 2006, we recorded approximately $3.0 million and $11.9 million, respectively, of non-cash impairment losses related to five hotels in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," based on the estimated net realizable value of the assets over their remaining estimated holding periods. At June 30, 2006, two of the hotels are under sales contracts with associated non-refundable deposits by the respective purchasers. Accordingly, under the Company’s accounting policy, the non-cash impairment losses of approximately $3.0 million related to the two hotels have been reclassified, along with operations for all periods presented, to discontinued operations. We expect to sell the two hotels based on the estimated carrying value of the assets in the accompanying

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

condensed consolidated balance sheet. Impairments of hotels not held for sale are recorded as a component of continuing operations in the accompanying condensed consolidated statements of operations. The five impaired hotels have an average age of approximately 24 years.

We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less estimated costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three and six months ended June 30, 2006, we did not realize any losses on impairments of hotels held for sale, other than the $3.0 million in non-cash impairment losses reclassified as discussed above. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

Income Taxes

We record a valuation allowance to reduce our deferred income tax asset to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In 2003, we determined, it was more likely than not, that we would not be able to realize our $16.8 million deferred income tax asset, and we recorded a full valuation allowance for this asset. Our TRS Lessees continue to accumulate net operating losses primarily due to the lease payments that our TRS Lessees pay to their respective lessors, in conjunction with our assumption of the operating leases from several of our independent management companies in 2001. As a result of these continued losses, we continue to record a valuation allowance for the full amount of our deferred income tax asset, which at June 30, 2006, was approximately $22.5 million. Additionally, we will not record a deferred income tax benefit until it is more likely than not that such benefit will be realized.

OTHER DEVELOPMENTS

Acquisitions

During the six months ended June 30, 2006, we purchased six hotels for approximately $74.9 million related to previously announced acquisitions. The hotels were purchased from several hotel developers. These hotels represent a combined 681 rooms and have an average age of approximately 10 years. We funded these acquisitions primarily through $57.9 million in net cash proceeds from a February 2006 issuance of our Series C cumulative preferred stock and the assumption of approximately $16.5 million in collateralized long-term debt. Included in our debt assumption is a mortgage note premium of approximately $1.1 million to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

The hotel acquisitions that we completed for the six months ended June 30, 2006 are as follows:

Hotel	Location	Rooms	Date Acquired

SpringHill Suites	Sarasota, Florida	84	January 17, 2006
TownePlace Suites	Savannah, Georgia	95	January 17, 2006
Courtyard	Orlando, Florida	112	February 16, 2006
Residence Inn	Tampa, Florida	78	February 16, 2006
Residence Inn	Mobile, Alabama	66	April 24, 2006
Embassy Suites	Orlando, Florida	246	June 22, 2006

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

Long-Lived Asset Impairments and Hotel Sales

During the three months ended June 30, 2006, we recorded approximately $3.0 million of non-cash impairment losses related to one hotel based on the estimated net realizable value of the asset over its remaining estimated holding period. The impaired hotel has an age of approximately 19 years.

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), which is a version of SFAS No. 123, as amended, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense being recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

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

For the three and six months ended June 30, 2006, there was no incremental stock-based compensation expense due to the adoption of SFAS No. 123(R). Consequently, there was no effect on net income, basic and diluted earnings per share or cash flows related to the adoption of SFAS No. 123(R).

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

In February 2006, we modified certain of our restricted stock grants. This modification resulted in approximately $1.3 million of additional 2006 compensation expense, which will be recognized ratably over the year. Consequently, approximately $320,000 and $640,000 of additional compensation expense was recognized in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2006, respectively.

During the six months ended June 30, 2006, we issued approximately 188,000 shares of restricted stock to certain key executives of our Company. These grants generally vest three years after the date of issuance, based on the Company's total shareholder return, as defined, as compared to the NAREIT Hotel Index. Our executives will be entitled to vote these restricted stock shares and will also receive dividends on the unvested common shares over the vesting periods. The fair value of restricted stock grants was determined to be approximately $2.8 million, based on a valuation by an independent consulting firm. We intend to record this compensation expense ratably over the respective requisite service periods. For the three and six months ended June 30, 2006, we recorded compensation expense of approximately $240,000 and $480,000, respectively, related to these restricted stock grants.

At June 30, 2006, there was approximately $4.3 million of total unrecognized compensation expense as measured under SFAS No. 123(R) related to unvested restricted common stock. Upon the adoption of SFAS No. 123(R), the Company now classifies this amount as a reduction of additional paid-in capital in the accompanying condensed consolidated balance sheet. The Company intends to recognize this expense over a weighted average requisite service period of approximately 1.5 years. For the three months ended June 30, 2006 and 2005, we recorded approximately $1.0 million and $330,000, respectively, of total non-cash stock-based compensation expense as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2006 and 2005, we recorded approximately $2.0 million and $765,000, respectively, of total non-cash stock-based compensation expense as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes” (“FIN 48’). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company does not currently anticipate that the adoption of FIN 48 will have a material impact on its financial condition or results of operations. We will adopt this Interpretation in the first quarter of 2007.

Subsequent Event

In July 2006, the Company signed an agreement to purchase three hotels from a hotel developer for approximately $26.2 million. The three hotels include a 112-suite SpringHill Suites located in San Antonio, Texas, a 122-suite SpringHill Suites located in Houston, Texas and a 144-room Fairfield Inn & Suites located in the Atlanta suburb of Vinings. We closed on this acquisition on August 3, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, the most predominant of which is the fluctuation in LIBOR and other market index interest rates. At June 30, 2006, our exposure to market risk for a change in interest rates is related to our debt outstanding under the Line of Credit and one of our mortgage loans collateralized by one of our hotels. Total debt outstanding under these two debentures totaled approximately $61.2 million at June 30, 2006. Our $50.0 million in trust preferred securities bear interest at a fixed rate of 6.93% per annum until 2010 and then bear interest at LIBOR plus 2.85% per annum thereafter. Our remaining indebtedness bears interest at fixed rates. As discussed below, we do maintain two interest rate swap agreements for a combined notional amount of $50.0 million. The Company does not enter into derivative or interest rate transactions for speculative purposes.

Our Line of Credit bears interest at a variable rate of LIBOR plus 1.62% to 3.0% per annum as determined by our quarterly leverage. At June 30, 2006, our interest rate on our Line of Credit was LIBOR (5.35% at June 30, 2006) plus 1.62%. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings under our Line of Credit through the use of interest rate swaps, in order to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. We also regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuation.

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

Our Line of Credit matures in June 2008, but may be extended at our option for an additional year. As discussed above, our Line of Credit bears interest at variable rates, and therefore, cost approximates market value. At June 30, 2006, the fair value of our interest rate swaps was an asset of approximately $1.1 million.

Our operating results are affected by changes in interest rates, primarily as a result of our borrowings under the Line of Credit. If interest rates increased by 60 basis points, our interest expense would have increased by approximately $18,000 and $48,000, based on balances outstanding during the three and six months ended June 30, 2006, respectively.

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

There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various legal actions arising in the ordinary course of business. Management does not believe that any of the pending actions will have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

The Company previously disclosed risk factors under "Item 1A. Risk Factors" in its Annual Report on Form 10-K for the year ended December 31, 2005. In addition to those risk factors and the other information included elsewhere in this report, you should also carefully consider the risk factor discussed below. The risks described below and in the Annual Report on Form 10-K for the year ended December 31, 2005 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Insurance Risk

We maintain hotel property insurance coverage on properties in certain areas that are susceptible to catastrophic losses such as hurricanes or earthquakes. In these areas, the Company maintains higher insurance deductibles and certain self-insurance risk given the lack of insurance capacity in certain markets. Consequently, the Company's risk of loss may increase due to these higher deductibles and self-insurance risk given certain geographic locations which are more susceptible to these types of catastrophic losses.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three and six months ended June 30, 2006, we issued 268,017 and 471,433 shares, respectively, of our common stock to certain limited partners of our Partnership in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, upon the redemption of Partnership units, on a one-for-one basis. The resale of these shares has been registered pursuant to a shelf registration statement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 11, 2006, the Annual Meeting of Shareholders was held and the following matters were submitted to the common shareholders for a vote. There were 52,290,022 shares of common stock either present or evidenced by proxy. Set forth below is a brief description of the matters voted on and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes (as applicable).

Proposal 1: Election of Class III Directors to a term expiring in 2009:

Name	Votes For	Votes Against or Withheld	Total
Robert P. Bowen	51,964,417	325,605	52,290,022
Joseph W. McLeary	50,618,192	1,671,830	52,290,022

Proposal 2: Ratification of PricewaterhouseCoopers LLP as independent registered public accounting firm for the Company for the year ending December 31, 2006:

Votes for:	50,464,880
Votes against:	1,661,371
Votes abstained:	163,771

52,290,022

ITEM 6.	EXHIBITS

(a)	Exhibits:

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

4.1(b)
Form of Share Certificate for the Company's 8.75% Series B Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (Registration No. 01-12073) filed on August 11, 2003)

4.1(c)
Form of share certificate for the Company's 8.00% Series C Cumulative Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A (Registration No. 01-12073) filed with the SEC on February 15, 2006)

4.2(a)
Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 24, 1997 (Registration No. 01-12073) filed with the SEC on July 10, 1997)

4.2(c)
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.2(c) of the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

4.2(d)
Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.2(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006)

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

______________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equity Inns, Inc.

August 9, 2006	By:	/s/J. Mitchell Collins
Date		J. Mitchell Collins
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer

INDEX OF EXHIBITS

Exhibits

Number	Description

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

4.1(b)
Form of Share Certificate for the Company's 8.75% Series B Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (Registration No. 01-12073) filed on August 11, 2003)

4.1(c)
Form of share certificate for the Company's 8.00% Series C Cumulative Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A (Registration No. 01-12073) filed with the SEC on February 15, 2006)

4.2(a)
Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 24, 1997 (Registration No. 01-12073) filed with the SEC on July 10, 1997)

4.2(c)
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.2(c) of the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

4.2(d)
Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.2(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006)

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

______________________
*Filed herewith.