Form 10-Q
period 2006-09-30
EQUITY INNS INC
filed 2006-11-08
CIK 916530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2006  Commission File Number 01-12073

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

☐ Yes  ☒ No

The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on October 24, 2006 was 54,725,312.

EQUITY INNS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EQUITY INNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Investment in hotel properties, at cost	$1,347,983	$1,276,966
Accumulated depreciation	(310,268)	(298,733)
Investment in hotel properties, net	1,037,715	978,233
Assets held for sale	-	-
Cash and cash equivalents	7,652	6,556
Accounts receivable, net of doubtful accounts of $200 and $175, respectively	9,416	8,960
Interest rate swaps	592	877
Notes receivable, net	1,905	1,688
Deferred expenses, net	13,812	11,927
Deposits and other assets, net	17,854	17,595

Total Assets	$1,088,946	$1,025,836

LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt	$573,260	$557,475
Accounts payable and accrued expenses	42,367	39,204
Distributions payable	14,854	10,674
Minority interests in Partnership	5,177	8,363

Total Liabilities	635,658	615,716

Commitments and Contingencies

Shareholders' Equity:

Preferred Stock, $.01 par value, 10,000,000 shares authorized:
Series B, 8.75%, $.01 par value, 3,450,000 and 3,450,000 shares issued and outstanding	83,524	83,524
Series C, 8.00%, $.01 par value, 2,400,000 and 0 shares issued and outstanding	57,861	-
Common Stock, $.01 par value, 100,000,000 shares authorized, 55,470,600 and 54,749,308 share issued and outstanding	555	547
Additional paid-in capital	577,049	570,658
Treasury stock, at cost, 747,600 shares	(5,173)	(5,173)
Distributions in excess of net earnings	(261,120)	(240,313)
Unrealized gain (loss) on interest rate swaps	592	877

Total Shareholders' Equity	453,288	410,120

Total Liabilities and Shareholders' Equity	$1,088,946	$1,025,836

The accompanying notes are an integral  part of these condensed consolidated financial statements.

EQUITY INNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue:
Room revenue	$97,389	$83,106	$281,856	$229,508
Other hotel revenue	3,901	3,479	11,013	9,715
Total hotel revenue	101,290	86,585	292,869	239,223

Operating expenses:
Direct hotel expenses	55,261	47,597	159,482	130,546
Other hotel expenses	3,169	2,582	8,461	7,177
Depreciation	13,591	11,721	39,220	33,498
Property taxes, rental expense and insurance	6,490	5,138	18,645	15,308
General and administrative expenses:
Non-cash stock-based compensation	910	290	2,952	1,053
Other general and administrative expenses	1,995	1,941	7,480	5,765
Loss on impairment of hotels	-	-	5,210	-
Total operating expenses	81,416	69,269	241,450	193,347

Operating income	19,874	17,316	51,419	45,876

Interest expense, net	10,338	9,100	29,737	25,515

Income (loss) from continuing operations before minority interests and income taxes	9,536	8,216	21,682	20,361

Minority interests income (expense)	(131)	(192)	(241)	(311)
Deferred income tax benefit (expense)	-	-	-	-

Income (loss) from continuing operations	9,405	8,024	21,441	20,050

Discontinued operations:
Gain (loss) on sale of hotel properties	582	625	5,117	625
Loss on impairment of hotels held for sale	-	-	(6,690)	(3,500)
Income (loss) from operations of discontinued operations	355	(38)	1,296	190
Income (loss) from discontinued operations	937	587	(277)	(2,685)

Net income (loss)	10,342	8,611	21,164	17,365

Preferred stock dividends	(3,087)	(1,887)	(8,647)	(5,660)

Net income (loss) applicable to common shareholders	$7,255	$6,724	$12,517	$11,705

Net income (loss) per share data:
Basic and diluted income (loss) per share:
Continuing operations	$0.11	$0.11	$0.23	$0.27
Discontinued operations	0.02	0.01	0.00	(0.05)

Net income (loss) per common share	$0.13	$0.12	$0.23	$0.22

Weighted average number of common shares outstanding, basic and diluted	54,727	54,005	54,557	53,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUITY INNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$21,164	$17,365
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on sale of hotel properties	(5,117)	(625)
Loss on impairment of hotels	11,900	3,500
Depreciation	39,220	33,498
Depreciation of discontinued operations	783	1,984
Amortization of loan costs and franchise fees	1,824	1,945
Amortization of mortgage note premium	(1,606)	(1,170)
Non-cash stock-based compensation	2,952	1,053
Minority interests (income) expense	241	311
Provision for doubtful accounts	25	-
Changes in operating assets and liabilities:
Accounts receivable	(481)	(1,879)
Deposits and other assets	(2,942)	(4,819)
Accounts payable and accrued expenses	3,698	10,349
Other	99	(21)
Net cash provided by (used in) operating activities	71,760	61,491

Cash flows from investing activities:
Improvements and additions to hotel properties	(40,083)	(24,942)
Acquisition of hotel properties	(85,319)	(97,999)
Payments for franchise applications	(767)	(803)
Notes receivable collections	34	-
Net proceeds from sale of hotel properties	38,263	6,854
Net cash provided by (used in) investing activities	(87,872)	(116,890)

Cash flows from financing activities:
Gross proceeds from public offering of common stock	-	29,908
Gross proceeds from issuance of Series C preferred stock	60,000	-
Payment of offering expenses	(2,138)	(1,346)
Distributions paid	(38,400)	(29,066)
Redemption of Partnership units	-	(4,106)
Payments for loan costs	(3,136)	(3,782)
Proceeds from borrowings	156,650	176,852
Payments on long-term debt	(155,768)	(111,378)
Net cash provided by (used in) financing activities	17,208	57,082

Net increase (decrease) in cash	1,096	1,683
Cash and cash equivalents at beginning of period	6,556	6,991

Cash and cash equivalents at end of period	$7,652	$8,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

Nine Months Ended September 30, 2006

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

During the nine months ended September 30, 2006, we completed the purchase of nine hotels and assumed approximately $16.5 million in collateralized long-term debt, including approximately $1.1 million of a mortgage note premium.

During the nine months ended September 30, 2006, we assumed a note receivable of approximately $250,000 related to our Sandy, Utah land sale.

During the nine months ended September 30, 2006, we reclassified approximately $2.7 million related to our hurricane insurance claim from deposits and other assets to investment in hotel properties.

During the nine months ended September 30, 2006, we issued 473,998 shares of common stock upon redemption of Partnership units.

During the nine months ended September 30, 2006, we issued 16,143 shares of common stock at prices ranging from $13.55 to $16.56 per share to our independent directors in lieu of cash as compensation.

During the three months ended September 30, 2006, we declared approximately $12.8 million in common stock and unit dividends. We paid these dividends on November 1, 2006. During the three months ended September 30, 2006, we declared approximately $1.3 million and $800,000 in Series B and Series C preferred stock dividends, respectively. We paid the Series B and Series C preferred stock dividends on October 31, 2006.

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

During the nine months ended September 30, 2005, we completed the purchase of 15 hotels and assumed approximately $28.1 million in collateralized long-term debt, including approximately $2.7 million of a mortgage note premium. We also issued approximately $3.8 million in Partnership units in conjunction with these acquisitions.

During the nine months ended September 30, 2005, we issued 22,267 shares of common stock upon redemption of Partnership units.

During the nine months ended September 30, 2005, we issued 13,307 shares of common stock at prices ranging from $10.86 to $13.51 per share to our independent directors in lieu of cash as compensation.

During the three months ended September 30, 2005, we declared approximately $9.4 million in common stock and unit dividends. We paid these dividends on November 1, 2005. During the three months ended September 30, 2005, we declared approximately $1.3 million in Series B preferred stock dividends. We paid these dividends on October 31, 2005.

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

Equity Inns is a hotel real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at September 30, 2006 owned an approximate 98% interest in the Partnership.

Our hotel properties are leased to our wholly-owned taxable REIT subsidiaries (the "TRS Lessees"). Our hotel properties are managed by independent third parties. At September 30, 2006, the independent managers of our hotels are as follows:

Number of Hotels

Interstate Hotels & Resorts, Inc.	41
McKibbon Hotel Group	23
Hyatt Corporation	18
Hilton Hotels Corporation	13
Other (10 managers)	30

125

Our management agreements with Hyatt, which purchased the AmeriSuites brand in January 2005 from the Blackstone Group, which purchased the brand from Prime Hospitality Corporation in October 2004, are structured to provide the TRS Lessees minimum net operating income at each of our 18 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of our 18 AmeriSuites hotels. As the manager, Hyatt's subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, as defined, to a maximum of 6.5% of gross hotel revenues. If the management fee calculation exceeds 6.5% of gross hotel revenues, Hyatt's subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Hyatt's subsidiaries are required to contribute the greater of a predetermined minimum return or the net operating income plus 25% of the shortfall between the threshold amount and the net operating income of the hotel. We record all shortfall contributions as a reduction of base management fees, which are included as a component of direct hotel expenses in the accompanying condensed consolidated statements of operations, when all contingencies related to such amounts have been resolved. The minimum net operating income guarantee agreements are set to expire in 2007 and 2008. For the three months ended September 30, 2006 and 2005, we recorded approximately $880,000 and $385,000, respectively, in minimum income guarantees from Hyatt as a reduction of our base management fee expense in the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2006 and 2005, we recorded approximately $2.4 million and $2.5 million, respectively, in minimum income guarantees from Hyatt as a reduction of our base management fee expense in the accompanying condensed consolidated statements of operations.

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

1.	Organization, Continued

In October 2006, we entered into a master agreement (the “Master Agreement”) with affiliates of Hyatt whereby we have agreed to renovate and convert our 18 AmeriSuites branded hotels into Hyatt Place hotels at an estimated total conversion cost of $50.0 million to $60.0 million for all of the hotels. After full conversion of the hotels to Hyatt Place hotels, we expect to have a total investment in these hotels of approximately $240.0 million to $250.0 million. In connection with the Master Agreement, we have agreed to amend the current management agreements and to execute new franchise and management agreements following conversion. In summary:

Upon conversion to Hyatt Place hotels, the Company and Hyatt will enter into 18 new Hyatt Place management agreements with 10-year terms and 18 new Hyatt Place franchise agreements with 20-year terms pursuant to which, among other things:

•
Each hotel will pay a franchise fee (4%) and management fee (3%) based on hotel revenue. The payment of the franchise and management fees will be subject to each hotel receiving a 9.5% preferred return on total hotel investment, at cost, and including the conversion costs (“Total Hotel Investment”). In the event a hotel does not achieve the 9.5% preferred return, the franchise and management fees will be reduced by the amount of the shortfall. The 9.5% preferred return, as defined, will be calculated as hotel net operating income minus real estate taxes, property insurance and a maintenance capital reserve, divided by Total Hotel Investment. The 9.5% preferred return shall be calculated annually. Hyatt will also receive an incentive management fee equal to 10% of adjusted net operating income, as defined, in excess of the 9.5% preferred return, and after the payment of full franchise and management fees.

•
After all hotels are converted to Hyatt Place hotels, the 9.5% preferred return shall last for five years with respect to the payment of the franchise fee and 10 years with respect to the payment of the management fee.

•
At the end of the fifth year after all hotels are converted to Hyatt Place hotels, either party may terminate the management agreements if the hotels are not receiving the 9.5% preferred return after payment of full franchise and management fees.

•
These agreements shall be assignable, provided, among other things, that we sell at least 50% of the hotels to a single buyer or there is a change of control of our Company, as defined in the Master Agreement.

The Company and Hyatt also entered into an amendment to each of the existing management agreements for each of the 18 hotels, pursuant to which, among other things:

•
We will continue to be entitled to receive the minimum income guarantees as discussed above. These guarantees are currently set to expire on December 31, 2007 for nine of the hotels and June 30, 2008 for nine of the hotels (such dates being referred to herein collectively as the “Guarantee Termination Date”).

•
If the hotels are not converted to Hyatt Place hotels before the Guarantee Termination Date, the minimum income guarantees will be extended until the earlier of: (i) the date of conversion of the hotel or (ii) 150 days after the existing Guarantee Termination Date.

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________
1.	Organization, Continued

•	During the hotel conversion, the minimum return, as defined, shall be increased by 9.5% of our conversion costs during the construction period.

•
If the hotels are not converted by the expiration of the Guarantee Termination Date, subject to the 150-day extension discussed above, the minimum income guarantees shall expire and each hotel will pay a franchise fee (4%) and a management fee (3%) based on hotel revenue. The payment of the franchise and management fees will be subject to each hotel receiving a 9.5% preferred return similar to the calculation discussed above. Hyatt will also receive an incentive management fee equal to 10% of adjusted net operating income, as defined, in excess of the 9.5% preferred return, and after the payment of full franchise and management fees.

•	These agreements shall be assignable, provided, among other things, that we sell at least 50% of the hotels to a single buyer or there is a change of control of our Company, as defined.

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

We record an impairment charge when we believe an investment in a hotel has been impaired such that future undiscounted cash flows would not recover the book basis of the hotel property, or the hotel is being held for sale and a loss is anticipated. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby possibly requiring an impairment charge in the future. During the three and nine months ended September 30, 2006, we recorded approximately $0 and $11.9 million, respectively, of non-cash impairment losses related to five hotels in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," based on the estimated net realizable value of the assets over their remaining estimated holding periods. At September 30, 2006, three of the hotels have been sold. Accordingly, under the Company’s accounting policy, the non-cash impairment losses of approximately $6.7 million related to the three hotels have been reclassified, along with operations for all periods presented, to discontinued operations. Impairments of hotels not held for sale are recorded as a component of continuing operations in the accompanying condensed consolidated statements of operations. The five impaired hotels have an average age of approximately 24 years.

We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less estimated costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three and nine months ended September 30, 2006, we did not realize any losses on impairments of hotels held for sale, other than the $6.7 million in non-cash impairment losses reclassified as discussed above. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

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

Stock-Based Compensation

At September 30, 2006, we have two stock-based employee and director compensation plans. Prior to January 1, 2003, we accounted for these plans under the recognition and measurement provisions of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure."

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

Concentration of Credit Risk

At September 30, 2006, we owned approximately 5,400 hotel rooms, or approximately 36% of our total hotel rooms, in the South Atlantic region of the United States, which includes approximately 2,900 hotel rooms, or approximately 19% of our total hotel rooms, in the state of Florida.

3.	Investment in Hotel Properties

During the nine months ended September 30, 2006, we purchased nine hotels for approximately $101.8 million related to previously announced acquisitions. The hotels were purchased from several hotel developers. These hotels represent a combined 1,059 rooms and have an average age of approximately 10 years. We funded these acquisitions primarily through $57.9 million in net cash proceeds from a February 2006 issuance of our Series C cumulative preferred stock, the assumption of approximately $16.5 million in collateralized long-term debt and approximately $27.4 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note premium of approximately $1.1 million to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

3.	Investment in Hotel Properties, Continued

The hotel acquisitions that we completed for the nine months ended September 30, 2006 are as follows:

Hotel	Location	Rooms	Date Acquired

SpringHill Suites	Sarasota, Florida	84	January 17, 2006
TownePlace Suites	Savannah, Georgia	95	January 17, 2006
Courtyard	Orlando, Florida	112	February 16, 2006
Residence Inn	Tampa, Florida	78	February 16, 2006
Residence Inn	Mobile, Alabama	66	April 24, 2006
Embassy Suites	Orlando, Florida	246	June 22, 2006
Fairfield Inn & Suites	Atlanta, Georgia	144	August 3, 2006
SpringHill Suites	Houston, Texas	122	August 3, 2006
SpringHill Suites	San Antonio, Texas	112	August 3, 2006

Based on our estimate of fair value, we allocated the purchase price of these hotels at September 30, 2006 as follows (in thousands):

Land	$12,180
Buildings and improvements	77,211
Furniture and equipment	12,437

$101,828

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

3.	Investment in Hotel Properties, Continued

The following unaudited pro forma results are presented as if all acquisitions for the three and nine months ended September 30, 2006 had occurred on January 1, 2005 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Equity Inns, as reported	$101,290	$86,585	$292,869	$239,223
Acquisitions	1,078	6,563	11,767	21,173

Pro forma combined revenues	$102,368	$93,148	$304,636	$260,396

Net income (loss) applicable to common shareholders
Equity Inns, as reported	$7,255	$6,724	$12,517	$11,705
Acquisitions	42	333	605	2,078

Pro forma combined net income (loss)	$7,297	$7,057	$13,122	$13,783

Pro forma basic and diluted income (loss) per share	$0.13	$0.13	$0.24	$0.26

Pro forma weighted average number of common shares outstanding - basic and diluted	54,730	54,558	54,003	53,972

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
(unaudited)
________________

3.	Investment in Hotel Properties, Continued

The following unaudited pro forma results are presented as if all acquisitions for the year ended December 31, 2005 had occurred on January 1, 2005 (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Revenues
Equity Inns, as reported	$86,585	$239,223
Acquisitions	4,548	24,398

Pro forma combined revenues	$91,133	$263,621

Net income (loss) applicable to common shareholders
Equity Inns, as reported	$6,724	$11,705
Acquisitions	101	1,657

Pro forma combined net income (loss)	$6,825	$13,362

Pro forma basic and diluted income (loss) per share	$0.13	$0.25

Pro forma weighted average number of common shares outstanding - basic and diluted	54,558	53,972

Note: These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had these acquisitions been completed on January 1, 2005, or of future results.

During the nine months ended September 30, 2006 and 2005, we invested approximately $40.1 million and $24.9 million, respectively, to fund capital improvements in our hotels, including replacement of carpets, drapes, furniture and equipment, renovation of common areas and improvements of hotel exteriors.

During the three and nine months ended September 30, 2006, we recorded approximately $0 and $11.9 million, respectively, of non-cash impairment losses related to five hotels in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," based on the estimated net realizable value of the assets over their remaining estimated holding periods. At September 30, 2006, three of the hotels have been sold. Accordingly, under the Company’s accounting policy, the non-cash impairment losses of approximately $6.7 million related to the three hotels have been reclassified, along with operations for all periods presented, to discontinued operations. Impairments of hotels not held for sale are recorded as a component of continuing operations in the accompanying condensed consolidated statements of operations. The five impaired hotels have an average age of approximately 24 years.

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

3.	Investment in Hotel Properties, Continued

For the nine months ended September 30, 2006, we sold seven hotels and a parcel of land previously classified as held for sale for approximately $38.3 million (after selling costs of approximately $1.9 million). The hotels sold were a 130-room Hampton Inn located in Atlanta, Georgia, a 126-room Hampton Inn located in Scottsdale, Arizona, a 122-room Hampton Inn located in Chapel Hill, North Carolina, a 123-room Hampton Inn located in Little Rock, Arkansas, a 130-room Hampton Inn located in Richardson, Texas, a 160-room Holiday Inn located in Winston-Salem, North Carolina and a 132-room Hampton Inn located in Denver, Colorado. The average age of these hotels was approximately 21 years. The parcel of land was previously held for hotel development and was located in Sandy, Utah. We utilized the net proceeds from these dispositions to pay down existing long-term debt. We realized a gain of approximately $4.5 million on the sale of the Scottsdale Hampton Inn and sold the other six hotels and the parcel of land for a net gain of approximately $645,000. The operations for these seven hotels have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

During the nine months ended September 30, 2005, we recorded approximately $3.5 million of non-cash impairment losses related to two hotels based on the estimated net realizable value of the hotels over their remaining estimated holding periods. One of these hotels, a 117-room Hampton Inn located in Memphis, Tennessee, was sold in August 2005 for approximately $1.9 million (after selling costs of approximately $60,000), resulting in a loss on sale of hotel properties of approximately $80,000. In conjunction with this sale, we assumed a $1.7 million note receivable. The note receivable bears interest at 6.5% for five years and 7.5% thereafter until maturity on September 30, 2012. The note receivable is on a twenty-year amortization schedule, and principal and interest is due monthly with a balloon payment due at maturity. The other hotel, a 123-room Hampton Inn located in Little Rock, Arkansas, was sold in August 2006 as discussed above. Additionally, we sold a 119-room Hampton Inn located in Louisville, Kentucky, for approximately $2.9 million (after selling costs of approximately $275,000), resulting in a gain on sale of hotel properties of approximately $705,000. Accordingly, the non-cash impairment losses of approximately $3.5 million related to the two impaired hotels have been reclassified, along with operations related to all three hotels, to discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The average age of these hotels was approximately 20 years.

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

During 2004, we experienced significant hurricane damage at one of our hotels located in Jacksonville Beach, Florida. This hotel was subsequently repaired and became operational in late January 2005. The total insurance claim related to the hurricane loss is estimated to be approximately $2.0 million, and we are currently working with our insurance carrier in processing this claim. To date, we have collected approximately $870,000 related to this claim. Based on the total estimated project cost, the estimated net insurance proceeds and the estimated net book value of the assets destroyed, we expect to record a net gain on insurance proceeds upon the conclusion of the processed claim. This gain will be recorded upon receipt of the net insurance proceeds and closure of the insurance claim.

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

3. Investment in Hotel Properties, Continued

We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less estimated costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three and nine months ended September 30, 2006, we did not realize any losses on impairments of hotels held for sale, other than the $6.7 million in non-cash impairment losses reclassified as discussed above. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

4.	Long-Term Debt

The following details our debt outstanding at September 30, 2006 and December 31, 2005 (dollars in thousands):

						Collateral	Collateral
						# of	Net Book
	Principal Balance					Hotels at	Value at
	9/30/06	12/31/05	Interest Rate		Maturity	9/30/06	12/31/05
Commercial Mortgage Bonds
Class B	$ -	$ 39,100	7.37%	Fixed	N/A
Class C	-	10,000	7.58%	Fixed	N/A
	-	49,100				-	$ -

Secured Line of Credit	-	54,000	LIBOR plus Percentage	Variable	N/A	-	-
Unsecured Line of Credit	61,000	-	LIBOR plus	Variable	Sept 2010	-	-
			Percentage
Mortgage	85,956	87,455	8.37%	Fixed	July 2009	19	151,879
Mortgage	63,698	64,644	8.25%	Fixed	Nov 2010	16	101,354
Mortgage	33,049	33,512	8.25%	Fixed	Nov 2010	8	53,301
Mortgage	10,114	10,351	LIBOR plus 285 pts.	Variable	Aug 2008	1	13,853
Mortgage	2,620	2,705	6.00%	Fixed	May 2008	1	6,257
Mortgage	2,961	3,120	6.37%	Fixed	Nov 2016	1	7,290
Mortgage	6,098	6,177	8.70%	Fixed	Nov 2010	1	10,135
Mortgage	4,083	4,165	7.97%	Fixed	Oct 2007	1	6,857
Mortgage	5,031	5,132	7.97%	Fixed	Oct 2007	1	7,618
Mortgage	4,260	4,347	7.10%	Fixed	Sept 2008	1	8,594
Mortgage	3,627	3,699	8.04%	Fixed	Nov 2007	1	6,504
Mortgage	5,054	5,153	8.04%	Fixed	Nov 2007	1	7,483
Mortgage	3,040	3,094	9.375%	Fixed	April 2007	1	6,185
Mortgage	3,253	3,310	9.375%	Fixed	April 2007	1	6,277
Mortgage	4,928	5,024	8.04%	Fixed	Nov 2007	1	6,318
Mortgage	3,795	3,862	9.375%	Fixed	April 2007	1	9,063
Mortgage	3,709	3,776	9.05%	Fixed	May 2007	1	6,307
Mortgage	5,767	5,851	5.83%	Fixed	July 2014	1	9,126
Mortgage	38,480	39,374	5.64%	Fixed	Nov 2014	5	72,155
Mortgage	5,502	5,589	5.39%	Fixed	Dec 2014	1	11,558
Mortgage	3,076	3,120	9.02%	Fixed	June 2024	1	7,886
Mortgage	3,890	3,973	7.18%	Fixed	April 2023	1	6,920
Mortgage	4,646	4,742	7.10%	Fixed	Sept 2008	1	9,950
Mortgage	4,253	4,339	7.97%	Fixed	Oct 2007	1	9,910
Mortgage	3,233	3,299	7.97%	Fixed	Oct 2007	1	10,783
Mortgage	5,439	5,559	7.07%	Fixed	Jan 2008	1	10,456
Trust Preferred Securities	50,000	50,000	6.93%	Fixed	July 2035	-	N/A
Mortgages	72,486	73,500	5.44%	Fixed	Dec 2015	7	82,488
Mortgage	6,294	-	8.25%	Fixed	Feb 2011	1	-
Mortgage	5,182	-	7.10%	Fixed	Sept 2008	1	-
Mortgage	3,773	-	8.15%	Fixed	Nov 2007	1	-
Mortgage	50,000	-	5.65%	Fixed	Oct 2016	9	-
	568,297	551,972				89	$646,507
Unamortized Mortgage
Note Premium	4,963	5,503

Total Long-term Debt	$573,260	$557,475

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

4.	Long-Term Debt, Continued

In September 2006, we entered into a new unsecured Line of Credit for $150.0 million, subject to certain restrictions. The Line of Credit allows us, subject to certain lender approval, to extend the borrowing capacity up to $250.0 million. The Line of Credit bears interest at LIBOR plus 1.25% to 1.88% per annum as determined by our quarterly leverage and the facility matures in September 2010 but may be extended at our option for an additional year. At September 30, 2006, the interest rate on our Line of Credit was LIBOR (5.35% at September 29, 2006) plus 1.25%. Commitment fees ranging from 0.15% to 0.25% per annum, as determined by our average daily unused facility amount, are paid quarterly. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a fixed charge test and a leverage test, among other covenants. At September 30, 2006, we were in compliance with all covenants required by our Line of Credit. This new Line of Credit replaced our prior $125.0 million secured Line of Credit.

In September 2006, we completed a refinancing of a $44.4 million existing mortgage with an aggregate of $50.0 million in collateralized financing under nine individual loan agreements. Each loan bears interest at a fixed rate of 5.65% per annum, with principal and interest payments due monthly until maturity on October 1, 2016, based on a 25-year amortization schedule. The individual loans are collateralized by nine of the Company’s hotels. The excess proceeds of $5.6 million were used to repay outstanding borrowings under our Line of Credit.

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

Approximately 80.6% of our debt is collateralized by first mortgages on our hotels. At September 30, 2006, our debt has maturity dates that range from April 2007 to July 2035 with certain debt requiring annual principal payments and certain debt representing term maturities. The terms of our debt generally require prepayment penalties if repaid prior to maturity.

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

Our unsecured Line of Credit has a stated borrowing capacity of $150.0 million. This capacity is further limited to the implied value of our unsecured hotels based on their net operating income divided by a capitalization rate, among other things, as defined in the Line of Credit agreement. At September 30, 2006, we had additional borrowing capacity of approximately $86.1 million under our Line of Credit.

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

In 2003, we entered into an additional interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2006, and currently management does not anticipate entering into a new swap agreement. The agreement effectively fixes the interest rate on the second $25.0 million of floating rate debt outstanding at a rate of 3.22% per annum plus the interest rate spreads on our variable rate debt, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

6.	Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," requires the disclosure of the components included in comprehensive income (loss). For the nine months ended September 30, 2006, we recorded comprehensive income of approximately $20.9 million, comprised of net income of approximately $21.2 million and an unrealized loss on our interest rate swaps of approximately $285,000.

For the nine months ended September 30, 2005, we recorded comprehensive income of approximately $18.2 million, comprised of net income of approximately $17.4 million and an unrealized gain on our interest rate swaps of approximately $870,000.

7.	Income Taxes

The components of our deferred income tax benefit (expense) related to our TRS Lessees for the three and nine months ended September 30 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Deferred:
Federal	$461	$1,150	$1,607	$3,320
State	40	99	138	285
Valuation allowance	(501)	(1,249)	(1,745)	(3,605)

Deferred income tax benefit (expense), net	$-	$-	$-	$-

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

7.	Income Taxes, Continued

The deferred income tax benefit (expense) and related deferred tax asset were historically calculated using a statutory tax rate of 38% applied to the losses of our TRS Lessees. In 2003, we determined that a valuation allowance was necessary for the entire deferred income tax asset due to the continued softness in the lodging industry and the uncertainty associated with its future recovery. Our TRS Lessees continue to accumulate net operating losses primarily due to the lease payments that our TRS Lessees pay to their respective lessors, in conjunction with our assumption of the operating leases from several of our independent management companies in 2001. As a result of these continued losses, we continue to record a valuation allowance for the full amount of our deferred income tax asset, which at September 30, 2006, was approximately $23.0 million. Our net operating loss carryforwards will expire in years beginning after 2021.

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

Under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we report as discontinued operations any assets held for sale and assets sold during the periods presented. We identify and assess discontinued operations at the individual hotel operating level because we can identify cash flows at this level. All results of these discontinued operations, less applicable income taxes, are included as a separate component of income in the accompanying condensed consolidated statements of operations. This change has resulted in certain reclassifications of the previously reported statements of operations for 2005 and 2004.

We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less estimated costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three and nine months ended September 30, 2006, we did not realize any losses on impairments of hotels held for sale, other than the $6.7 million in non-cash impairment losses reclassified as discussed in Note 2. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

8.	Discontinued Operations, Continued

For the nine months ended September 30, 2006, we sold seven hotels and a parcel of land previously classified as held for sale for approximately $38.3 million (after selling costs of approximately $1.9 million). The hotels sold were a 130-room Hampton Inn located in Atlanta, Georgia, a 126-room Hampton Inn located in Scottsdale, Arizona, a 122-room Hampton Inn located in Chapel Hill, North Carolina, a 123-room Hampton Inn located in Little Rock, Arkansas, a 130-room Hampton Inn located in Richardson, Texas, a 160-room Holiday Inn located in Winston-Salem, North Carolina and a 132-room Hampton Inn located in Denver, Colorado. The average age of these hotels was approximately 21 years. The parcel of land was previously held for hotel development and was located in Sandy, Utah. We utilized the net proceeds from these dispositions to pay down existing long-term debt. We realized a gain of approximately $4.5 million on the sale of the Scottsdale Hampton Inn and sold the other six hotels and the parcel of land for a net gain of approximately $645,000. The operations for these seven hotels have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

During the nine months ended September 30, 2005, we recorded approximately $3.5 million of non-cash impairment losses related to two hotels based on the estimated net realizable value of the hotels over their remaining estimated holding periods. One of these hotels, a 117-room Hampton Inn located in Memphis, Tennessee, was sold in August 2005 for approximately $1.9 million (after selling costs of approximately $60,000), resulting in a loss on sale of hotel properties of approximately $80,000. In conjunction with this sale, we assumed a $1.7 million note receivable. The note receivable bears interest at 6.5% for five years and 7.5% thereafter until maturity on September 30, 2012. The note receivable is on a twenty-year amortization schedule, and principal and interest is due monthly with a balloon payment due at maturity. The other hotel, a 123-room Hampton Inn located in Little Rock, Arkansas, was sold in August 2006 as discussed above. Additionally, we sold a 119-room Hampton Inn located in Louisville, Kentucky, for approximately $2.9 million (after selling costs of approximately $275,000), resulting in a gain on sale of hotel properties of approximately $705,000. Accordingly, the non-cash impairment losses of approximately $3.5 million related to the two impaired hotels have been reclassified, along with operations related to all three hotels, to discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The average age of these hotels was approximately 20 years.

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

For all periods presented, the operations of all of our hotels classified as held for sale are included in the accompanying condensed consolidated statements of operations under the heading "Income (loss) from discontinued operations." The components of income (loss) from discontinued operations for the three and nine months ended September 30 are shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Room revenue	$1,116	$3,751	$7,745	$12,498
Other hotel revenue	100	197	446	652

Operating costs:
Direct hotel expenses	874	2,647	5,207	8,554
Other hotel expenses	72	248	364	791
Depreciation	30	614	783	1,984
Property taxes, rental expense and insurance	(116)	316	224	991
Amortization of franchise fees	1	12	19	41
Interest	-	149	298	599

Income (loss) from operations of discontinued operations	355	(38)	1,296	190

Gain (loss) on sale of hotel properties	582	625	5,117	625
Loss on impairment of hotels held for sale	-	-	(6,690)	(3,500)

Income (loss) from discontinued operations	$937	$587	$(277)	$(2,685)

9.	Commitments and Contingencies

At September 30, 2006, all of our hotels are operated under franchise agreements and are licensed as Hampton Inn (45), AmeriSuites (18), Residence Inn (22), Courtyard (13), Homewood Suites (10), Holiday Inn (3), SpringHill Suites (5), Comfort Inn (2), Hilton Garden Inn (2), Hampton Inn & Suites (2), Embassy Suites (1), TownePlace Suites (1) and Fairfield Inn & Suites (1). The TRS Lessees hold the franchise licenses for our hotels. The franchise agreements generally require the payment of fees based on a percentage of hotel room revenue.

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

We are obligated to pay the costs of real estate and personal property taxes and to maintain underground utilities and structural elements of our hotels. In addition, we are obligated to fund the cost of periodic repair and the replacement and refurbishment of furniture, fixtures and equipment in our hotels. We also may be required by our franchisors to fund certain capital improvements to our hotels, which we fund from borrowings under our Line of Credit, operating cash flows, or the room renovation accounts. For the nine months ended September 30, 2006 and 2005, capital improvements of approximately $40.1 million and $24.9 million, respectively, were made to our hotels.

We maintain agreements with certain senior officers that provide for severance payments in the event of a change in control of Equity Inns. At September 30, 2006, the maximum amount of cash that would be payable under all agreements, if a change of control occurred, would be approximately $14.6 million. Additionally, vesting of certain restricted stock held by our senior officers would accelerate under a change of control.

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

In February 2006, we issued 2.4 million shares of 8.00% Series C cumulative preferred stock. Net proceeds were approximately $57.9 million and were used for identified acquisitions and to repay outstanding borrowings under our Line of Credit. The Series C preferred stock may be redeemed at $25.00 per share plus accrued but unpaid dividends at the election of the Company, on or after February 15, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. Dividend payments are required to be made quarterly.

11.	Stock-Based Compensation Plans

The Company is authorized, under our 1994 Stock Incentive Plan (the "1994 Plan") and the Directors' Compensation Plan (the "Directors Plan"), to issue a total of 4.1 million shares of common stock to directors, officers and key employees in the form of stock options, restricted stock, or performance stock. The Company issues stock options, restricted stock and performance stock based on the fair value of our common stock at the date of approval by the Compensation Committee of our Board. Under our 1994 Plan, the total shares available for grant is 4.0 million, of which not more than 2.0 million shares may be grants of restricted stock. At September 30, 2006, we have approximately 656,000 shares available for restricted stock grants. Under our Directors Plan, the total shares available for grants of options is 100,000. We had approximately 24,000 exercisable stock options outstanding on September 30, 2006, primarily related to directors' compensation. No additional stock options have been granted since June 2002. Our directors may also elect to receive their meeting and retainer fees in the form of common stock under the 1994 Plan.

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

11.	Stock-Based Compensation Plans, Continued

In December 2004, the FASB issued SFAS No. 123(R), which is a revision of SFAS No. 123, as amended, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense being recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

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

For the three and nine months ended September 30, 2006, there was no incremental stock-based compensation expense due to the adoption of SFAS No. 123(R). Consequently, there was no effect on net income, basic and diluted earnings per share or cash flows related to the adoption of SFAS No. 123(R).

In February 2006, we modified certain of our restricted stock grants. This modification resulted in approximately $1.3 million of additional 2006 compensation expense, which will be recognized ratably over the year. Consequently, approximately $320,000 and $960,000 of additional compensation expense was recognized in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2006, respectively.

Below represents the changes in the Company's restricted common stock for the nine months ended September 30, 2006:

	Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested restricted stock, at December 31, 2005	496,047	$9.74
Granted	187,990	$15.19
Vested	(3,964)	$7.43
Forfeited	-	-

Unvested restricted stock, at September 30, 2006	680,073	$11.26

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

11.	Stock-Based Compensation Plan, Continued

During the nine months ended September 30, 2006, we issued approximately 188,000 shares of restricted stock to certain key executives of our Company. These grants generally vest three years after the date of issuance, based on the Company's total shareholder return, as defined, as compared to the NAREIT Hotel Index. Our executives will be entitled to vote these restricted stock shares and will also receive dividends on the unvested common shares over the vesting periods. The fair value of restricted stock grants was determined to be approximately $2.8 million, based on a valuation by an independent consulting firm. We intend to record this compensation expense ratably over the respective requisite service periods. For the three and nine months ended September 30, 2006, we recorded compensation expense of approximately $240,000 and $720,000, respectively, related to these restricted stock grants.

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

Nine Months Ended September 30, 2006

Volatility	24.68%
Expected life in years	3
Risk-free rate	4.35%
Dividend yield	4.40%

At September 30, 2006, there was approximately $3.4 million of total unrecognized compensation expense as measured under SFAS No. 123(R) related to unvested restricted common stock. Upon the adoption of SFAS No. 123(R), the Company now classifies this amount as a reduction of additional paid-in capital in the accompanying condensed consolidated balance sheet. The Company intends to recognize this expense over a weighted average requisite service period of approximately 1.5 years. For the three months ended September 30, 2006 and 2005, we recorded approximately $910,000 and $290,000, respectively, of total non-cash stock-based compensation expense as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2006 and 2005, we recorded approximately $3.0 million and $1.1 million, respectively, of total non-cash stock-based compensation expense as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

12.  Subsequent Events

In September 2006, the Company announced its intent to purchase a 129-room Hilton Garden Inn located in Rio Rancho, New Mexico, from a hotel developer for approximately $11.5 million. We expect to close this acquisition before year-end 2006.

In October 2006, the Company announced its intent to purchase four hotels from a hotel developer for approximately $53.8 million. Three of the four hotels are located in Lexington, Kentucky and include a 108-suite SpringHill Suites, a 91-room Residence Inn and a 90-room Courtyard. The fourth hotel is a 140-room Courtyard located in Louisville, Kentucky. We expect to close these acquisitions before year-end 2006.

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

BACKGROUND

Equity Inns is a Memphis-based, self-advised hotel real estate investment trust ("REIT") primarily focused on the upscale extended stay, all-suite and midscale limited service segments of the hotel industry. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at September 30, 2006 owned an approximate 98% interest in the Partnership. The Partnership and its affiliates lease all of our hotels to wholly-owned taxable REIT subsidiaries of the Company (the "TRS Lessees"). The Company’s primary source of revenue is room revenue generated from its hotels. The Company also generates revenue through food and beverage, telephone, parking, and other incidental sales at its hotels. Operating expenses consist of the costs to provide these services as well as corporate general and administrative costs, real and personal property taxes, property and casualty insurance costs, income taxes of our consolidated taxable REIT subsidiaries, depreciation, amortization and other costs.

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

At September 30, 2006, we owned 125 hotel properties with a total of 14,924 rooms located in 35 states. In order to qualify as a REIT, we cannot operate hotels. Therefore, our hotels are leased to our TRS Lessees and are managed by unrelated third parties. By maintaining these leases through our TRS Lessees, we realize the economic benefits and risks of operating these hotels and report all hotel revenues and expenses in the accompanying condensed consolidated statements of operations. Additionally, the TRS Lessees are subject to federal and state income taxes.

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

The diversity of our portfolio is such that, at September 30, 2006, no individual hotel exceeded 1.7% of the total rooms in the portfolio. Our geographical distribution and franchise diversity is illustrated by the following charts:

Brand Diversity
Brand Affiliation	Number of Hotel Properties	Number of Rooms/Suites

Midscale Limited Service Hotels:
Hampton Inn (1)	45	5,581
Hampton Inn & Suites (1)	2	288
Fairfield Inn & Suites (2)	1	144
Comfort Inn (4)	1	104
Sub-total	49	6,117

All-Suite Hotels:
AmeriSuites (3)	18	2,291
SpringHill Suites (2)	5	482
Embassy Suites (1)	1	246
TownePlace Suites (2)	1	95
Sub-total	25	3,114

Upscale Extended Stay Hotels:
Residence Inn (2)	22	2,207
Homewood Suites (1)	10	1,380
Sub-total	32	3,587

Full Service Hotels:
Courtyard (2)	13	1,294
Hilton Garden Inn (1)	2	238
Comfort Inn (4)	1	177
Holiday Inn (5)	3	397
Sub-total	19	2,106

Total	125	14,924

Franchise Affiliation

(1)	Hilton Hotels Corporation
(2)	Marriott International, Inc.
(3)	Hyatt Corporation, which purchased the AmeriSuites brand from the Blackstone Group in January 2005, which purchased the brand from Prime Hospitality Corporation in October 2004
(4)	Choice Hotels International, Inc.
(5)	Intercontinental Hotels Group, PLC

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

We believe that geographic diversity helps to limit our exposure to any one market. The following table illustrates our geographic presence by the number of rooms at September 30, 2006:

Region

East North Central	15.2%
East South Central	12.7%
Middle Atlantic	5.5%
Mountain	6.9%
New England	5.4%
Pacific	3.1%
South Atlantic	36.3%
West North Central	5.6%
West South Central	9.3%

Our hotel portfolio includes upscale extended stay hotels, all-suite hotels, midscale limited service hotels and full service hotels. We believe this array of product offerings coupled with a property mix that is spread between suburban and urban locations helps to insulate us from various economic climates, including a depressed business travel climate.

The following tables set forth certain information for the three and nine months ended September 30, 2006 and 2005 with respect to our hotels:

			Three Months Ended September 30, 2006 (1)			Three Months Ended September 30, 2005 (1)
Brand	Number of Hotels	Number of Rooms	% Occupancy	Average Daily Rate	Revenue Per Available Room (2)	% Occupancy	Average Daily Rate	Revenue Per Available Room (2)

Hampton Inn	45	5,581	74.5	$89.47	$66.66	74.5	$82.96	$61.83
AmeriSuites	18	2,291	69.8	$82.90	$57.83	73.0	$79.55	$58.03
Residence Inn	22	2,207	79.0	$108.14	$85.41	80.8	$100.47	$81.21
Homewood Suites	10	1,380	80.2	$118.47	$95.01	83.8	$106.09	$88.86
Courtyard	13	1,294	76.0	$108.58	$82.48	79.9	$98.49	$78.74
Holiday Inn	3	397	70.6	$83.60	$59.05	78.6	$71.00	$55.78
Comfort Inn	2	281	65.1	$100.31	$65.32	73.4	$96.77	$71.03
Hilton Garden Inn	2	238	58.0	$103.54	$60.09	69.5	$97.29	$67.62
Hampton Inn & Suites	2	288	69.4	$99.41	$68.95	73.7	$93.22	$68.69
SpringHill Suites	5	482	73.8	$91.27	$67.36	78.4	$80.52	$63.11
Embassy Suites	1	246	63.6	$109.99	$69.92	68.9	$110.01	$75.76
TownePlace Suites	1	95	71.9	$67.75	$48.71	73.8	$67.60	$49.90
Fairfield Inn & Suites	1	144	69.5	$81.72	$56.82	72.1	$66.89	$48.22

	125	14,924	74.2	$96.59	$71.65	76.5	$89.36	$68.39

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

			Nine Months Ended September 30, 2006 (1)			Nine Months Ended September 30, 2005 (1)
Brand	Number of Hotels	Number of Rooms	% Occupancy	Average Daily Rate	Revenue Per Available Room (2)	% Occupancy	Average Daily Rate	Revenue Per Available Room (2)

Hampton Inn	45	5,581	72.5	$90.68	$65.71	71.8	$83.63	$60.04
AmeriSuites	18	2,291	70.3	$84.30	$59.22	69.4	$78.91	$54.80
Residence Inn	22	2,207	76.6	$106.59	$81.67	79.4	$99.81	$79.26
Homewood Suites	10	1,380	79.7	$116.41	$92.77	80.5	$106.53	$85.74
Courtyard	13	1,294	79.9	$106.50	$85.06	80.5	$98.42	$79.27
Holiday Inn	3	397	66.6	$80.19	$53.41	70.7	$69.01	$48.78
Comfort Inn	2	281	63.5	$100.69	$63.98	69.1	$99.05	$68.41
Hilton Garden Inn	2	238	65.0	$121.04	$78.71	73.5	$110.68	$81.36
Hampton Inn & Suites	2	288	76.7	$119.87	$91.93	78.5	$107.37	$84.32
SpringHill Suites	5	482	76.1	$91.50	$69.66	76.0	$79.95	$60.73
Embassy Suites	1	246	73.6	$126.00	$92.73	74.9	$120.92	$90.58
TownePlace Suites	1	95	75.0	$69.62	$52.24	81.4	$68.93	$56.11
Fairfield Inn & Suites	1	144	73.2	$77.66	$56.82	72.3	$66.71	$48.20

	125	14,924	73.9	$97.52	$72.02	74.5	$90.23	$67.18

Notes

(1)	Represents "all comparable" statistics for hotels owned by us at the latest period end as if we had owned the hotels for both periods presented.
(2)	Determined by multiplying occupancy times the average daily rate.

Over 95% of our hotel portfolio is comprised of the following leading franchise brands: Embassy Suites, Homewood Suites, Hilton Garden Inn, Hampton Inn & Suites and Hampton Inn by Hilton, Residence Inn, Courtyard, SpringHill Suites, Fairfield Inn & Suites and TownePlace Suites by Marriott and AmeriSuites by Hyatt. We believe that multiple brands at the midscale, upscale extended stay and all-suite levels help to insulate our asset portfolio against the volatility of individual brand results relative to industry revenue per available room ("RevPAR") performance. Descriptions of each of our significant brands are as follows:

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

In order to qualify as a REIT, we cannot operate hotels and, consequently, we outsource the management of our hotels to leading independent management companies. By utilizing third-party managers with relatively short-term contracts that provide for incentive management fees based on operating results, we believe that we have better control over the operating results of our hotels. At September 30, 2006, our hotel managers are as follows:

Number of Hotels

Interstate Hotels & Resorts, Inc.	41
McKibbon Hotel Group	23
Hyatt Corporation	18
Hilton Hotels Corporation	13
Other (10 managers)	30

125

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

FRANCHISE AGREEMENTS

A part of our asset management program is the licensing of all of our hotels under nationally franchised brands. We believe that the public's perception of quality associated with a franchisor is an important feature in the operation of a hotel. We also believe that franchised properties generally have higher levels of RevPAR than unfranchised properties due to access to national reservation systems and national advertising and marketing programs provided by franchisors. Our franchise agreements generally have initial terms ranging from 10 to 25 years and expire beginning in 2008 through 2028.

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

We are also committed to franchisors to make certain capital improvements to our hotels, which will be funded primarily through our operating cash flows. We made capital improvements of approximately $40.1 million to our hotels for the nine months ended September 30, 2006. In 2006, we expect to fund approximately $45.0 million to $50.0 million of capital improvements to our hotels, with approximately $16.3 million representing major refurbishment projects at 12 of our hotels.

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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(in thousands)	2006	%	2005	%	2006	%	2005	%

Total hotel revenues	$101,290	100.0	$86,585	100.0	$292,869	100.0	$239,223	100.0

Total hotel expenses	58,430	57.7	50,179	58.0	167,943	57.3	137,723	57.6
Depreciation	13,591	13.4	11,721	13.5	39,220	13.4	33,498	14.0
Property taxes, rental expense and insurance	6,490	6.4	5,138	5.9	18,645	6.3	15,308	6.4
General and administrative expenses	2,905	2.9	2,231	2.6	10,432	3.6	6,818	2.8
Loss on impairment of hotels	-	-	-	-	5,210	1.8	-	-

Operating income	$19,874	19.6	$17,316	20.0	$51,419	17.6	$45,876	19.2

Comparison of the Company's operating results for the three months ended September 30, 2006 and 2005.

Revenues

Hotel revenues of approximately $101.3 million in 2006 increased approximately $14.7 million, or 17.0%, as compared to approximately $86.6 million in 2005. After eliminating net revenues of approximately $11.0 million related to our 16 hotel acquisitions for 2006 and 2005, our same-store hotel revenues increased by approximately $3.7 million in 2006 as compared to 2005. This increase was primarily due to a same-store RevPAR increase of 4.6%, driven by a 7.8% increase in our ADR from $89.25 to $96.20, offset by a decrease in occupancy of approximately 220 basis points to 74.2%. The decrease in occupancy was primarily due to our Florida hotels, which had experienced positive occupancy growth in 2005 due to certain hurricane activity in the state. Excluding these Florida hotels, our same-store RevPAR increased approximately 7.2% in 2006 as compared to 2005.

Operating Expenses

Hotel expenses of approximately $58.4 million in 2006 increased approximately $8.2 million, or 16.3%, as compared to approximately $50.2 million in 2005. After eliminating net expenses of approximately $6.5 million related to our 16 hotel acquisitions for 2006 and 2005, our same-store hotel expenses increased by approximately $1.7 million in 2006 as compared to 2005, primarily due to an increase in revenue and related costs. This increase was primarily due to an increase in payroll and related benefits of approximately $705,000, an increase in maintenance costs of approximately $80,000, an increase in utility costs of approximately $360,000, an increase in licenses and permits of approximately $70,000, an increase in travel agent commissions and credit card fees of approximately $160,000 and an increase in brand enhancements related to bed linens of approximately $130,000, partially offset by a decrease in franchise fees, management fees and loyalty programs of approximately $125,000. Hotel expenses as a percentage of hotel revenues were 57.7% in 2006 and 58.0% in 2005.

Depreciation expense of approximately $13.6 million in 2006 increased approximately $1.9 million, or 16.2%, as compared to approximately $11.7 million in 2005, due to a net increase in depreciation expense related to our 16 hotel acquisitions of approximately $1.7 million and an increase in same-store depreciation expense of approximately $170,000 related to additional capital expenditures.

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

Property taxes, rental expense and insurance of approximately $6.5 million in 2006 increased approximately $1.4 million, or 27.5%, as compared to approximately $5.1 million in 2005, primarily due to a net increase in property taxes and insurance related to our 16 hotel acquisitions of approximately $900,000 and an increase in same-store insurance of approximately $520,000.

General and administrative expenses of approximately $2.9 million in 2006 increased approximately $700,000, or 31.8%, as compared to approximately $2.2 million in 2005, primarily due to an increase of approximately $620,000 in non-cash stock-based compensation. The increase in non-cash stock-based compensation to approximately $910,000 in 2006 from approximately $290,000 in 2005 was primarily due to the modification of certain of our restricted stock grants as well as the issuance of new restricted stock grants.

Operating Income

For 2006, we recorded operating income of approximately $19.9 million as compared to operating income of approximately $17.3 million in 2005. The principal components of the change in operating income for 2006 as compared to 2005 were an increase in same-store revenues of approximately $3.7 million, a net increase in operating income related to our 16 hotel acquisitions of approximately $1.9 million, partially offset by an increase in same-store hotel expenses of approximately $1.7 million, an increase in same-store insurance of approximately $520,000 and an increase in general and administrative expenses of approximately $700,000.

Comparison of the Company's operating results for the nine months ended September 30, 2006 and 2005.

Revenues

Hotel revenues of approximately $292.9 million in 2006 increased approximately $53.7 million, or 22.4%, as compared to approximately $239.2 million in 2005. After eliminating net revenues of approximately $37.8 million related to our 25 hotel acquisitions for 2006 and 2005, our same-store hotel revenues increased by approximately $15.9 million in 2006 as compared to 2005. This increase was primarily due to a same-store RevPAR increase of 7.4%, driven by a 7.8% increase in our ADR from $89.23 to $96.16, and a slight decrease in occupancy of approximately 30 basis points to 73.5%.

Operating Expenses

Hotel expenses of approximately $167.9 million in 2006 increased approximately $30.2 million, or 21.9%, as compared to approximately $137.7 million in 2005. After eliminating net expenses of approximately $20.9 million related to our 25 hotel acquisitions for 2006 and 2005, our same-store hotel expenses increased by approximately $9.3 million in 2006 as compared to 2005, primarily due to an increase in revenue and related costs. This increase was primarily due to an increase in payroll and related benefits of approximately $2.4 million, an increase in franchise fees, management fees and loyalty programs of approximately $2.4 million, an increase in enhanced complimentary hot breakfasts costs of approximately $145,000, an increase in travel agent commissions and credit card fees of approximately $580,000, an increase in maintenance costs of approximately $375,000, an increase in utility costs of approximately $970,000, an increase in licenses and permits of approximately $130,000 and an increase in brand enhancements related to bed linens of approximately $390,000. Hotel expenses as a percentage of hotel revenues were 57.3% in 2006 and 57.6% in 2005.

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

Depreciation expense of approximately $39.2 million in 2006 increased approximately $5.7 million, or 17.0%, as compared to approximately $33.5 million in 2005, due to a net increase in depreciation expense related to our 25 hotel acquisitions of approximately $5.4 million and an increase in same-store depreciation expense of approximately $330,000 related to additional capital expenditures.

Property taxes, rental expense and insurance of approximately $18.6 million in 2006 increased approximately $3.3 million, or 21.6%, as compared to approximately $15.3 million in 2005, primarily due to a net increase in property taxes and insurance related to our 25 hotel acquisitions of approximately $3.1 million and a net increase in same-store property taxes, rental expense and insurance of approximately $260,000.

General and administrative expenses of approximately $10.4 million in 2006 increased approximately $3.6 million, or 52.9%, as compared to approximately $6.8 million in 2005, primarily due to an increase of approximately $1.9 million in non-cash stock-based compensation, an increase of approximately $910,000 related to payroll and related benefits and an increase of approximately $550,000 related to professional fees. The increase in non-cash stock-based compensation to approximately $3.0 million in 2006 from approximately $1.1 million in 2005 was primarily due to the modification of certain of our restricted stock grants as well as the issuance of new restricted stock grants.

Loss on impairment of hotels of approximately $5.2 million in 2006 relates to non-cash impairment charges for two hotels based on the estimated net realizable value of the assets over their remaining estimated holding periods. The impaired hotels have an average age of approximately 21 years.

Operating Income

For 2006, we recorded operating income of approximately $51.4 million as compared to operating income of approximately $45.9 million in 2005. The principal components of the change in operating income for 2006 as compared to 2005 were an increase in same-store revenues of approximately $15.9 million, a net increase in operating income related to our 25 hotel acquisitions of approximately $8.4 million, partially offset by an increase in same-store hotel expenses of approximately $9.3 million, an increase in same-store depreciation expense of approximately $330,000, an increase in same-store property taxes, rental expense and insurance of approximately $260,000, an increase in general and administrative expenses of approximately $3.6 million and non-cash impairment losses of approximately $5.2 million.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2006, net cash provided by operating activities of approximately $71.8 million increased approximately $10.3 million, or 16.7%, as compared to approximately $61.5 million for the nine months ended September 30, 2005. The principal components of this change were an increase in net income of approximately $3.8 million, an increase in the loss on impairment of hotels of approximately $8.4 million, an increase in depreciation and amortization expense of approximately $4.0 million, an increase in non-cash stock-based compensation of approximately $1.9 million, a change in accounts receivable of approximately $1.4 million and a change in deposits and other assets of approximately $1.9 million, partially offset by a $4.5 million increase in the gain on sale of hotel properties and a change in accounts payable and accrued expenses of approximately $6.7 million. For the nine months ended September 30, 2006, net cash used in investing activities of approximately $87.9 million decreased approximately $29.0 million, or 24.8%, as compared to approximately $116.9 million for the nine months ended September 30, 2005. The principal components of this change were a decrease in hotel acquisitions of approximately $12.7 million, an increase in net proceeds from sale of hotel properties of approximately $31.4 million, partially offset by an increase in improvements and additions to hotel properties of approximately $15.1 million. For the nine months ended September 30, 2006, net cash provided by financing activities of approximately $17.2 million decreased approximately $39.9 million, or 69.9%, as compared to approximately $57.1 million for the nine months ended September 30, 2005. The principal components of this change were a net increase in net proceeds of stock

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

offerings of approximately $29.3 million, a reduction in redemption of Partnership units for cash of approximately $4.1 million, partially offset by a net increase in payments on long-term debt of approximately $63.9 million and an increase in distributions paid of approximately $9.3 million.

Equity Inns' principal source of cash to meet our operating requirements, including distributions to our shareholders and repayments of indebtedness, is from our hotels' results of operations. For the nine months ended September 30, 2006, net cash flows provided by our operating activities were approximately $71.8 million. We currently expect that our operating cash flows will be sufficient to fund our continuing operations, including our required debt service obligations and distributions to shareholders required to maintain our REIT status. We expect to fund any short-term liquidity requirements above our operating cash flows through short-term borrowings under our Line of Credit. In September 2006, we entered into a new unsecured Line of Credit for $150.0 million, subject to certain restrictions. Borrowings under our Line of Credit bear interest at LIBOR plus 1.25% to 1.88% per annum as determined by our quarterly leverage, and this new facility matures in September 2010 but may be extended at our option for an additional year. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a fixed charge test and a leverage test, among other covenants. At September 30, 2006, we were in compliance with all covenants required by our Line of Credit. At September 30, 2006, the interest rate on our Line of Credit was LIBOR (5.35% at September 29, 2006) plus 1.25%, and we had the ability to borrow an additional $86.1 million under this facility. This new Line of Credit replaced our prior $125.0 million secured Line of Credit. Additionally, at September 30, 2006, we had approximately $7.7 million of cash and cash equivalents.

We may make additional investments in hotel properties and may incur indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Internal Revenue Code of 1986 to the extent that working capital and cash flows from our investments are insufficient to make such distributions. Our Board has adopted a policy limiting aggregate indebtedness to 45% of our investment in hotel properties, at cost, after giving effect to our use of proceeds from any indebtedness. This policy may be amended at any time by the Board without shareholder vote. Our consolidated indebtedness was 42.2% of our investment in hotels, at cost, at September 30, 2006.

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

The following details our debt outstanding at September 30, 2006 and December 31, 2005 (dollars in thousands):

						Collateral	Collateral
						# of	Net Book
	Principal Balance					Hotels at	Value at
	9/30/06	12/31/05	Interest Rate		Maturity	9/30/06	12/31/05
Commercial Mortgage Bonds
Class B	$ -	$ 39,100	7.37%	Fixed	N/A
Class C	-	10,000	7.58%	Fixed	N/A
	-	49,100				-	$ -

Secured Line of Credit	-	54,000	LIBOR plus Percentage	Variable	N/A	-	-
Unsecured Line of Credit	61,000	-	LIBOR plus	Variable	Sept 2010	-	-
			Percentage
Mortgage	85,956	87,455	8.37%	Fixed	July 2009	19	151,879
Mortgage	63,698	64,644	8.25%	Fixed	Nov 2010	16	101,354
Mortgage	33,049	33,512	8.25%	Fixed	Nov 2010	8	53,301
Mortgage	10,114	10,351	LIBOR plus 285 pts.	Variable	Aug 2008	1	13,853
Mortgage	2,620	2,705	6.00%	Fixed	May 2008	1	6,257
Mortgage	2,961	3,120	6.37%	Fixed	Nov 2016	1	7,290
Mortgage	6,098	6,177	8.70%	Fixed	Nov 2010	1	10,135
Mortgage	4,083	4,165	7.97%	Fixed	Oct 2007	1	6,857
Mortgage	5,031	5,132	7.97%	Fixed	Oct 2007	1	7,618
Mortgage	4,260	4,347	7.10%	Fixed	Sept 2008	1	8,594
Mortgage	3,627	3,699	8.04%	Fixed	Nov 2007	1	6,504
Mortgage	5,054	5,153	8.04%	Fixed	Nov 2007	1	7,483
Mortgage	3,040	3,094	9.375%	Fixed	April 2007	1	6,185
Mortgage	3,253	3,310	9.375%	Fixed	April 2007	1	6,277
Mortgage	4,928	5,024	8.04%	Fixed	Nov 2007	1	6,318
Mortgage	3,795	3,862	9.375%	Fixed	April 2007	1	9,063
Mortgage	3,709	3,776	9.05%	Fixed	May 2007	1	6,307
Mortgage	5,767	5,851	5.83%	Fixed	July 2014	1	9,126
Mortgage	38,480	39,374	5.64%	Fixed	Nov 2014	5	72,155
Mortgage	5,502	5,589	5.39%	Fixed	Dec 2014	1	11,558
Mortgage	3,076	3,120	9.02%	Fixed	June 2024	1	7,886
Mortgage	3,890	3,973	7.18%	Fixed	April 2023	1	6,920
Mortgage	4,646	4,742	7.10%	Fixed	Sept 2008	1	9,950
Mortgage	4,253	4,339	7.97%	Fixed	Oct 2007	1	9,910
Mortgage	3,233	3,299	7.97%	Fixed	Oct 2007	1	10,783
Mortgage	5,439	5,559	7.07%	Fixed	Jan 2008	1	10,456
Trust Preferred Securities	50,000	50,000	6.93%	Fixed	July 2035	-	N/A
Mortgages	72,486	73,500	5.44%	Fixed	Dec 2015	7	82,488
Mortgage	6,294	-	8.25%	Fixed	Feb 2011	1	-
Mortgage	5,182	-	7.10%	Fixed	Sept 2008	1	-
Mortgage	3,773	-	8.15%	Fixed	Nov 2007	1	-
Mortgage	50,000	-	5.65%	Fixed	Oct 2016	9	-
	568,297	551,972				89	$646,507
Unamortized Mortgage
Note Premium	4,963	5,503

Total Long-term Debt	$573,260	$557,475

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

For the three months ended September 30, 2006, interest expense, net, of approximately $10.3 million increased approximately $1.2 million, or 13.2%, as compared to approximately $9.1 million for the three months ended September 30, 2005. This increase was primarily due to an increase in average borrowings from $502.7 million to $576.3 million related to increased borrowings for our hotel acquisitions, partially offset by a reduction in the weighted average interest rate from 6.96% to 6.79%. For the nine months ended September 30, 2006, interest expense, net, of approximately $29.7 million increased approximately $4.2 million, or 16.5%, as compared to approximately $25.5 million in 2005. This increase was primarily due to an increase in average borrowings from $465.3 million to $565.2 million related to increased borrowings for our hotel acquisitions, partially offset by a reduction in the weighted average interest rate from 7.04% to 6.82%. At September 30, 2006, our current debt has an average life of 7.5 years and a weighted average interest rate of 6.52%.

In September 2006, we entered into a new unsecured Line of Credit for $150.0 million, subject to certain restrictions. The Line of Credit allows us, subject to certain lender approval, to extend the borrowing capacity up to $250.0 million. The Line of Credit bears interest at LIBOR plus 1.25% to 1.88% per annum as determined by our quarterly leverage and the facility matures in September 2010 but may be extended at our option for an additional year. At September 30, 2006, the interest rate on our Line of Credit was LIBOR (5.35% at September 29, 2006) plus 1.25%. Commitment fees ranging from 0.15% to 0.25% per annum, as determined by our average daily unused facility amount, are paid quarterly. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a fixed charge test and a leverage test, among other covenants. At September 30, 2006, we were in compliance with all covenants required by our Line of Credit. This new Line of Credit replaced our prior $125.0 million secured Line of Credit.

Our unsecured Line of Credit has a stated borrowing capacity of $150.0 million. This capacity is further limited to the implied value of our unsecured hotels based on their net operating income divided by a capitalization rate, among other things, as defined in the Line of Credit agreement. At September 30, 2006, we had additional borrowing capacity of approximately $86.1 million under our Line of Credit.

In September 2006, we completed a refinancing of a $44.4 million existing mortgage with an aggregate of $50.0 million in collateralized financing under nine individual loan agreements. Each loan bears interest at a fixed rate of 5.65% per annum, with principal and interest payments due monthly until maturity on October 1, 2016, based on a 25-year amortization schedule. The individual loans are collateralized by nine of the Company’s hotels. The excess proceeds of $5.6 million were used to repay outstanding borrowings under our Line of Credit.

During the nine months ended September 30, 2006, we purchased nine hotels for approximately $101.8 million related to previously announced acquisitions. The hotels were purchased from several hotel developers. These hotels represent a combined 1,059 rooms and have an average age of approximately 10 years. We funded these acquisitions primarily through $57.9 million in net cash proceeds from a February 2006 issuance of our Series C cumulative preferred stock, the assumption of approximately $16.5 million in collateralized long-term debt and approximately $27.4 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note premium of approximately $1.1 million to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

The hotel acquisitions that we completed for the nine months ended September 30, 2006 are as follows:

Hotel	Location	Rooms	Date Acquired

SpringHill Suites	Sarasota, Florida	84	January 17, 2006
TownePlace Suites	Savannah, Georgia	95	January 17, 2006
Courtyard	Orlando, Florida	112	February 16, 2006
Residence Inn	Tampa, Florida	78	February 16, 2006
Residence Inn	Mobile, Alabama	66	April 24, 2006
Embassy Suites	Orlando, Florida	246	June 22, 2006
Fairfield Inn & Suites	Atlanta, Georgia	144	August 3, 2006
SpringHill Suites	Houston, Texas	122	August 3, 2006
SpringHill Suites	San Antonio, Texas	112	August 3, 2006

For the nine months ended September 30, 2006, we sold seven hotels and a parcel of land previously classified as held for sale for approximately $38.3 million (after selling costs of approximately $1.9 million). The hotels sold were a 130-room Hampton Inn located in Atlanta, Georgia, a 126-room Hampton Inn located in Scottsdale, Arizona, a 122-room Hampton Inn located in Chapel Hill, North Carolina, a 123-room Hampton Inn located in Little Rock, Arkansas, a 130-room Hampton Inn located in Richardson, Texas, a 160-room Holiday Inn located in Winston-Salem, North Carolina and a 132-room Hampton Inn located in Denver, Colorado. The average age of these hotels was approximately 21 years. The parcel of land was previously held for hotel development and was located in Sandy, Utah. We utilized the net proceeds from these dispositions to pay down existing long-term debt. We realized a gain of approximately $4.5 million on the sale of the Scottsdale Hampton Inn and sold the other six hotels and the parcel of land for a net gain of approximately $645,000. The operations for these seven hotels have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

For the nine months ended September 30, 2006 we invested approximately $40.1 million to fund capital improvements in our hotels, including replacement of carpets, drapes, furniture and equipment, renovation of common areas and improvements of hotel exteriors. We expect to fund an aggregate of approximately $45.0 million to $50.0 million in 2006 for capital improvements, of which approximately $16.3 million will be used for major refurbishment projects at 12 of our hotels. We intend to fund such improvements out of our cash flows from operations, current cash balances and borrowings under our Line of Credit. Under our franchise agreements, we are periodically required to make capital improvements in order to maintain our brand standards. Additionally, under certain of our loan covenants, we are generally obligated to fund 4% of total hotel revenues per quarter on a cumulative basis, to a separate room renovation account for replacement of furniture, fixtures and equipment, maintenance, and capital improvements for our hotels. For 2006, we expect that amounts expended will exceed, in the aggregate, the amounts required under our loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts. We currently have one lender that could require us to deposit approximately $1.0 million into an escrow account, but the lender has thus far decided not to trigger the escrow funding based on our future capital improvement plans for the individual hotels.

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

During the nine months ended September 30, 2005, we recorded approximately $3.5 million of non-cash impairment losses related to two hotels based on the estimated net realizable value of the hotels over their remaining estimated holding periods. One of these hotels, a 117-room Hampton Inn located in Memphis, Tennessee, was sold in August 2005 for approximately $1.9 million (after selling costs of approximately $60,000), resulting in a loss on sale of hotel properties of approximately $80,000. In conjunction with this sale, we assumed a $1.7 million note receivable. The note receivable bears interest at 6.5% for five years and 7.5% thereafter until maturity on September 30, 2012. The note receivable is on a twenty-year amortization schedule, and principal and interest is due monthly with a balloon payment due at maturity. The other hotel, a 123-room Hampton Inn located in Little Rock, Arkansas, was sold in August 2006 as discussed above. Additionally, we sold a 119-room Hampton Inn located in Louisville, Kentucky, for approximately $2.9 million (after selling costs of approximately $275,000), resulting in a gain on sale of hotel properties of approximately $705,000. Accordingly, the non-cash impairment losses of approximately $3.5 million related to the two impaired hotels have been reclassified, along with operations related to all three hotels, to discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The average age of these hotels was approximately 20 years.

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

During 2004, we experienced significant hurricane damage at one of our hotels located in Jacksonville Beach, Florida. This hotel was subsequently repaired and became operational in late January 2005. The total insurance claim related to the hurricane loss is estimated to be approximately $2.0 million, and we are currently working with our insurance carrier in processing this claim. To date, we have collected approximately $870,000 related to this claim. Based on the total estimated project cost, the estimated net insurance proceeds and the estimated net book value of the assets destroyed, we expect to record a net gain on insurance proceeds upon the conclusion of the processed claim. This gain will be recorded upon receipt of the net insurance proceeds and closure of the insurance claim.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

In 2003, we entered into an additional interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2006, and currently management does not anticipate entering into a new swap agreement. The agreement effectively fixes the interest rate on the second $25.0 million of floating rate debt outstanding at a rate of 3.22% per annum plus the interest rate spreads on our variable rate debt, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

REITs are subject to a number of organizational and operational requirements. For example, for federal income tax purposes, we are required to pay distributions of at least 90% of our taxable income to shareholders. We intend to pay these distributions from operating cash flows. During the nine months ended September 30, 2006, our Partnership declared distributions of an aggregate of approximately $33.9 million to its limited partners, or $0.61 per unit (including approximately $33.3 million of distributions to the Company to fund distributions to our shareholders of $0.61 per share). Additionally, during the nine months ended September 30, 2006, we declared approximately $5.6 million and $3.0 million in dividends related to our 8.75% Series B cumulative preferred stock and 8.00% Series C cumulative preferred stock, respectively. We expect to make future quarterly distributions to our shareholders. The amount of our future distributions will be based upon quarterly operating results, economic conditions, capital requirements, the Internal Revenue Code's annual distribution requirements, leverage restrictions imposed by our Line of Credit and other factors which our Board deems relevant.

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

Under our Partnership's limited partnership agreement, subject to certain holding period requirements, holders of units in our Partnership have the right to require the Partnership to redeem their units. During the nine months ended September 30, 2006, approximately 475,000 units were tendered for redemption. Under the Partnership agreement, we have the option to redeem units tendered for redemption on a one-for-one basis for shares of common stock or for an equivalent amount of cash. These units were all redeemed for shares of our common stock.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

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

The following reconciliation of net income applicable to common shareholders to FFO, illustrates the difference in these measures of operating performance (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss) applicable to common shareholders	$7,255	$6,724	$12,517	$11,705

Add (subtract):
(Gain) loss on sale of hotel properties	(582)	(625)	(5,117)	(625)
Minority interests (income) expense	131	192	241	311
Depreciation	13,591	11,721	39,220	33,498
Depreciation from discontinued operations	30	614	783	1,984

Funds From Operations (FFO) (1)	$20,425	$18,626	$47,644	$46,873

Weighted average number of diluted common shares and Partnership units outstanding	55,641	55,393	55,608	54,774

(1)
For the nine months ended September 30, 2006 and 2005, FFO included approximately $11.9 million and $3.5 million, respectively, of non-cash impairment losses related to five hotels for 2006 and two hotels for 2005.

MANAGEMENT CONTRACTS

Our management agreements with Hyatt, which purchased the AmeriSuites brand in January 2005 from the Blackstone Group, which purchased the brand from Prime Hospitality Corporation in October 2004, are structured to provide the TRS Lessees minimum net operating income at each of our 18 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of our 18 AmeriSuites hotels. As the manager, Hyatt's subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, as defined, to a maximum of 6.5% of gross hotel revenues. If the management fee calculation exceeds 6.5% of gross hotel revenues, Hyatt's subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Hyatt's subsidiaries are required to contribute the greater of a predetermined minimum return or the net operating income plus 25% of the shortfall between the threshold amount and the net operating income of the hotel. We record all shortfall contributions as a reduction of base management fees, which are included as a component of direct hotel expenses in the accompanying condensed consolidated statements of operations, when all contingencies related to such amounts have been resolved. The minimum net operating income guarantee agreements are set to expire in 2007 and 2008. For the three months ended September 30, 2006 and 2005, we recorded approximately $880,000 and $385,000, respectively, in minimum income guarantees from Hyatt as a reduction of our base management fee expense in the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2006 and 2005, we recorded approximately $2.4 million and $2.5 million, respectively, in minimum income guarantees from Hyatt as a reduction of our base management fee expense in the accompanying condensed consolidated statements of operations.

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

In October 2006, we entered into a master agreement (the “Master Agreement”) with affiliates of Hyatt whereby we have agreed to renovate and convert our 18 AmeriSuites branded hotels into Hyatt Place hotels at an estimated total conversion cost of $50.0 million to $60.0 million for all of the hotels. After full conversion of the hotels to Hyatt Place hotels, we expect to have a total investment in these hotels of approximately $240.0 million to $250.0 million. In connection with the Master Agreement, we have agreed to amend the current management agreements and to execute new franchise and management agreements following conversion. In summary:

Upon conversion to Hyatt Place hotels, the Company and Hyatt will enter into 18 new Hyatt Place management agreements with 10-year terms and 18 new Hyatt Place franchise agreements with 20-year terms pursuant to which, among other things:

•
Each hotel will pay a franchise fee (4%) and management fee (3%) based on hotel revenue. The payment of the franchise and management fees will be subject to each hotel receiving a 9.5% preferred return on total hotel investment, at cost, and including the conversion costs (“Total Hotel Investment”). In the event a hotel does not achieve the 9.5% preferred return, the franchise and management fees will be reduced by the amount of the shortfall. The 9.5% preferred return, as defined, will be calculated as hotel net operating income minus real estate taxes, property insurance and a maintenance capital reserve, divided by Total Hotel Investment. The 9.5% preferred return shall be calculated annually. Hyatt will also receive an incentive management fee equal to 10% of adjusted net operating income, as defined, in excess of the 9.5% preferred return, and after the payment of full franchise and management fees.

•
After all hotels are converted to Hyatt Place hotels, the 9.5% preferred return shall last for five years with respect to the payment of the franchise fee and 10 years with respect to the payment of the management fee.

•
At the end of the fifth year after all hotels are converted to Hyatt Place hotels, either party may terminate the management agreements if the hotels are not receiving the 9.5% preferred return after payment of full franchise and management fees.

•
These agreements shall be assignable, provided, among other things, that we sell at least 50% of the hotels to a single buyer or there is a change of control of our Company, as defined in the Master Agreement.

The Company and Hyatt also entered into an amendment to each of the existing management agreements for each of the 18 hotels, pursuant to which, among other things:

•
We will continue to be entitled to receive the minimum income guarantees as discussed above. These guarantees are currently set to expire on December 31, 2007 for nine of the hotels and June 30, 2008 for nine of the hotels (such dates being referred to herein collectively as the “Guarantee Termination Date”).

•
If the hotels are not converted to Hyatt Place hotels before the Guarantee Termination Date, the minimum income guarantees will be extended until the earlier of: (i) the date of conversion of the hotel or (ii) 150 days after the existing Guarantee Termination Date.

•	During the hotel conversion, the minimum return, as defined, shall be increased by 9.5% of our conversion costs during the construction period.

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

•
If the hotels are not converted by the expiration of the Guarantee Termination Date, subject to the 150-day extension discussed above, the minimum income guarantees shall expire and each hotel will pay a franchise fee (4%) and a management fee (3%) based on hotel revenue. The payment of the franchise and management fees will be subject to each hotel receiving a 9.5% preferred return similar to the calculation discussed above. Hyatt will also receive an incentive management fee equal to 10% of adjusted net operating income, as defined, in excess of the 9.5% preferred return, and after the payment of full franchise and management fees.

•	These agreements shall be assignable, provided, among other things, that we sell at least 50% of the hotels to a single buyer or there is a change of control of our Company, as defined.

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

Investment in Hotel Properties

We record an impairment charge when we believe an investment in a hotel has been impaired such that future undiscounted cash flows would not recover the book basis of the hotel property, or the hotel is being held for sale and a loss is anticipated. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby possibly requiring an impairment charge in the future. During the three and nine months ended September 30, 2006, we

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

recorded approximately $0 and $11.9 million, respectively, of non-cash impairment losses related to five hotels in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," based on the estimated net realizable value of the assets over their remaining estimated holding periods. At September 30, 2006, three of the hotels have been sold. Accordingly, under the Company’s accounting policy, the non-cash impairment losses of approximately $6.7 million related to the three hotels have been reclassified, along with operations for all periods presented, to discontinued operations. Impairments of hotels not held for sale are recorded as a component of continuing operations in the accompanying condensed consolidated statements of operations. The five impaired hotels have an average age of approximately 24 years.

We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less estimated costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three and nine months ended September 30, 2006, we did not realize any losses on impairments of hotels held for sale, other than the $6.7 million in non-cash impairment losses reclassified as discussed above. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

Income Taxes

We record a valuation allowance to reduce our deferred income tax asset to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In 2003, we determined, it was more likely than not, that we would not be able to realize our $16.8 million deferred income tax asset, and we recorded a full valuation allowance for this asset. Our TRS Lessees continue to accumulate net operating losses primarily due to the lease payments that our TRS Lessees pay to their respective lessors, in conjunction with our assumption of the operating leases from several of our independent management companies in 2001. As a result of these continued losses, we continue to record a valuation allowance for the full amount of our deferred income tax asset, which at September 30, 2006, was approximately $23.0 million. Additionally, we will not record a deferred income tax benefit until it is more likely than not that such benefit will be realized.

OTHER DEVELOPMENTS

Acquisitions

During the nine months ended September 30, 2006, we purchased nine hotels for approximately $101.8 million related to previously announced acquisitions. The hotels were purchased from several hotel

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

developers. These hotels represent a combined 1,059 rooms and have an average age of approximately 10 years. We funded these acquisitions primarily through $57.9 million in net cash proceeds from a February 2006 issuance of our Series C cumulative preferred stock, the assumption of approximately $16.5 million in collateralized long-term debt and approximately $27.4 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note premium of approximately $1.1 million to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

The hotel acquisitions that we completed for the nine months ended September 30, 2006 are as follows:

Hotel	Location	Rooms	Date Acquired

SpringHill Suites	Sarasota, Florida	84	January 17, 2006
TownePlace Suites	Savannah, Georgia	95	January 17, 2006
Courtyard	Orlando, Florida	112	February 16, 2006
Residence Inn	Tampa, Florida	78	February 16, 2006
Residence Inn	Mobile, Alabama	66	April 24, 2006
Embassy Suites	Orlando, Florida	246	June 22, 2006
Fairfield Inn & Suites	Atlanta, Georgia	144	August 3, 2006
SpringHill Suites	Houston, Texas	122	August 3, 2006
SpringHill Suites	San Antonio, Texas	112	August 3, 2006

Preferred Stock Offering

In February 2006, we issued 2.4 million shares of 8.00% Series C cumulative preferred stock. Net proceeds were approximately $57.9 million and were used for identified acquisitions and to repay outstanding borrowings under our Line of Credit. The Series C preferred stock may be redeemed at $25.00 per share plus accrued but unpaid dividends at the election of the Company, on or after February 15, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. Dividend payments are required to be made quarterly.

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), which is a revision of SFAS No. 123, as amended, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense being recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

For the three and nine months ended September 30, 2006, there was no incremental stock-based compensation expense due to the adoption of SFAS No. 123(R). Consequently, there was no effect on net income, basic and diluted earnings per share or cash flows related to the adoption of SFAS No. 123(R).

In February 2006, we modified certain of our restricted stock grants. This modification resulted in approximately $1.3 million of additional 2006 compensation expense, which will be recognized ratably over the year. Consequently, approximately $320,000 and $960,000 of additional compensation expense was recognized in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2006, respectively.

During the nine months ended September 30, 2006, we issued approximately 188,000 shares of restricted stock to certain key executives of our Company. These grants generally vest three years after the date of issuance, based on the Company's total shareholder return, as defined, as compared to the NAREIT Hotel Index. Our executives will be entitled to vote these restricted stock shares and will also receive dividends on the unvested common shares over the vesting periods. The fair value of restricted stock grants was determined to be approximately $2.8 million, based on a valuation by an independent consulting firm. We intend to record this compensation expense ratably over the respective requisite service periods. For the three and nine months ended September 30, 2006, we recorded compensation expense of approximately $240,000 and $720,000, respectively, related to these restricted stock grants.

At September 30, 2006, there was approximately $3.4 million of total unrecognized compensation expense as measured under SFAS No. 123(R) related to unvested restricted common stock. Upon the adoption of SFAS No. 123(R), the Company now classifies this amount as a reduction of additional paid-in capital in the accompanying condensed consolidated balance sheet. The Company intends to recognize this expense over a weighted average requisite service period of approximately 1.5 years. For the three months ended September 30, 2006 and 2005, we recorded approximately $910,000 and $290,000, respectively, of total non-cash stock-based compensation expense as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2006 and 2005, we recorded approximately $3.0 million and $1.1 million, respectively, of total non-cash stock-based compensation expense as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

Subsequent Events

In September 2006, the Company announced its intent to purchase a 129-room Hilton Garden Inn located in Rio Rancho, New Mexico, from a hotel developer for approximately $11.5 million. We expect to close this acquisition before year-end 2006.

In October 2006, the Company announced its intent to purchase four hotels from a hotel developer for approximately $53.8 million. Three of the four hotels are located in Lexington, Kentucky and include a 108-suite SpringHill Suites, a 91-room Residence Inn and a 90-room Courtyard. The fourth hotel is a 140-room Courtyard located in Louisville, Kentucky. We expect to close these acquisitions before year-end 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, the most predominant of which is the fluctuation in LIBOR and other market index interest rates. At September 30, 2006, our exposure to market risk for a change in interest rates is related to our debt outstanding under the Line of Credit and one of our mortgage loans collateralized by one of our hotels. Total debt outstanding under these two debentures totaled approximately $71.1 million at September 30, 2006. Our $50.0 million in trust preferred securities bear interest at a fixed rate of 6.93% per annum until 2010 and then bear interest at LIBOR plus 2.85% per annum thereafter. Our remaining indebtedness bears interest at fixed rates. As discussed below, we do maintain two interest rate swap agreements for a combined notional amount of $50.0 million. The Company does not enter into derivative or interest rate transactions for speculative purposes.

Our Line of Credit bears interest at a variable rate of LIBOR plus 1.25% to 1.88% per annum as determined by our quarterly leverage. At September 30, 2006, our interest rate on our Line of Credit was LIBOR (5.35% at September 29, 2006) plus 1.25%. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings under our Line of Credit through the use of interest rate swaps, in order to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. We also regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuation.

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

In 2003, we entered into an additional interest rate swap agreement with a financial institution on a notional amount of $25.0 million. The agreement expires in November 2006, and currently management does not anticipate entering into a new swap agreement. The agreement effectively fixes the interest rate on the second $25.0 million of floating rate debt outstanding at a rate of 3.22% per annum plus the interest rate spreads on our variable rate debt, thus reducing our exposure to interest rate fluctuations. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to us. The differences to be paid or received by us under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

Our Line of Credit matures in September 2010, but may be extended at our option for an additional year. As discussed above, our Line of Credit bears interest at variable rates, and therefore, cost approximates market value. At September 30, 2006, the fair value of our interest rate swaps was an asset of approximately $590,000.

Our operating results are affected by changes in interest rates, primarily as a result of our borrowings under the Line of Credit. If interest rates increased by 60 basis points, our interest expense would have increased by approximately $32,000 and $79,000, based on balances outstanding during the three and nine months ended September 30, 2006, respectively.

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

There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

During the three and nine months ended September 30, 2006, we issued 2,565 and 473,998 shares, respectively, of our common stock to certain limited partners of our Partnership in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, upon the redemption of Partnership units, on a one-for-one basis. The resale of these shares has been registered pursuant to a shelf registration statement.

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

4.1(b)
Form of Share Certificate for the Company's 8.75% Series B Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (Registration No. 01-12073) filed on August 11, 2003)

4.1(c)
Form of share certificate for the Company's 8.00% Series C Cumulative Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A (Registration No. 01-12073) filed with the SEC on February 15, 2006)

4.2(a)
Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 24, 1997 (Registration No. 01-12073) filed with the SEC on July 10, 1997)

4.2(c)
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.2(c) of the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

4.2(d)
Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.2(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006)

10.1
Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing from Company Subsidiary, as Grantor, to Eugene F. Segrest, Esq., as Trustee, for the benefit of Capmark Bank, as Beneficiary, dated September 18, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed on September 19, 2006)

10.2
Form of Deed of Trust Note from Company Subsidiary, as maker, payable to Capmark Bank, dated September 18, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed on September 19, 2006)

10.3
Unsecured Revolving Credit Agreement, by and among Equity Inns Partnership, L.P., Equity Inns/West Virginia Partnership, L.P., EQI2 Orlando, L.L.C., EQI Financing Partnership I, L.P., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders thereto, dated as of September 21, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed on September 21, 2006)

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

Equity Inns, Inc.

November 8, 2006	By:	/s/J. Mitchell Collins
Date		J. Mitchell Collins
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer

INDEX OF EXHIBITS

Exhibits

Number	Description

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

4.1(b)
Form of Share Certificate for the Company's 8.75% Series B Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (Registration No. 01-12073) filed on August 11, 2003)

4.1(c)
Form of share certificate for the Company's 8.00% Series C Cumulative Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A (Registration No. 01-12073) filed with the SEC on February 15, 2006)

4.2(a)
Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 24, 1997 (Registration No. 01-12073) filed with the SEC on July 10, 1997)

4.2(c)
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.2(c) of the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

4.2(d)
Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.2(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006)

10.1
Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing from Company Subsidiary, as Grantor, to Eugene F. Segrest, Esq., as Trustee, for the benefit of Capmark Bank, as Beneficiary, dated September 18, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed on September 19, 2006)

10.2
Form of Deed of Trust Note from Company Subsidiary, as maker, payable to Capmark Bank, dated September 18, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed on September 19, 2006)

10.3
Unsecured Revolving Credit Agreement, by and among Equity Inns Partnership, L.P., Equity Inns/West Virginia Partnership, L.P., EQI2 Orlando, L.L.C., EQI Financing Partnership I, L.P., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders thereto, dated as of September 21, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed on September 21, 2006)

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