Form 10-K
period 2006-12-31
EQUITY INNS INC
filed 2007-02-28
CIK 916530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

X	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006Commission File Number 01-12073

EQUITY INNS, INC.
(Exact Name of Registrant as Specified in its Charter)

Tennessee	62-1550848
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7700 Wolf River Boulevard, Germantown, Tennessee 38138
(Address of Principal Executive Offices) (Zip Code)

(901) 754-7774
(Registrant's Telephone Number, Including Area Code)

Title of Each Class	Name of Each Exchange on Which Registered
Securities registered pursuant to Section 12(b) of the Act:
8.75% Series B Cumulative Preferred Stock, $.01 par value	New York Stock Exchange
8.00% Series C Cumulative Preferred Stock, $.01 par value	New York Stock Exchange
Common Stock, $.01 par value	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes X  No

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act.
Yes  No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  X  Accelerated Filer  Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes  No X

Aggregate market value of voting and non-voting common stock held by nonaffiliates of the registrant as of June 30, 2006: $865,455,524.
Number of shares of Common Stock, $.01 par value, outstanding as of February 20, 2007: 55,041,475

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its 2007 Annual Meeting of Shareholders to be held on May 10, 2007 (the "Proxy Statement") are incorporated by reference into Part III of this Report.

Exhibit Index beginning on Page 99.

EQUITY INNS, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2006

PART I

Throughout this Form 10-K, the words "Company", "Equity Inns", "we", "our", and "us" refer to Equity Inns, Inc., a Tennessee corporation, and its consolidated subsidiaries, unless otherwise stated or the context requires otherwise.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, "may", "believes", "estimates", "projects", "plans", "intends", "will", "anticipates", "expects" and words of similar import. Such forward-looking statements relate to future events, the future financial performance of our Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following: the ability of the Company to cope with domestic economic and political disruption and Federal and state governmental regulations or war, terrorism, states of emergency or similar activities; risks associated with debt financing; risks associated with the hotel and hospitality industry; the ability of the Company to successfully implement our operating strategies; availability of capital; changes in economic cycles; competition from other hospitality companies; and changes in the laws and government regulations applicable to us. Readers should specifically consider the various factors identified, or incorporated by reference in this report including, but not limited to those discussed in Item 1A to this report and in any other documents filed by us with the Securities and Exchange Commission ("SEC") that could cause actual results to differ from those implied by the forward-looking statements. We undertake no obligation and do not intend to publicly update or revise any forward-looking statements contained herein to reflect future events or developments, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

(a)	General Development of Business

Equity Inns, Inc. (NYSE: ENN) is a Memphis-based, self-advised hotel real estate investment trust ("REIT") primarily focused on the upscale and midscale without food and beverage segments of the hotel industry. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at December 31, 2006 owned an approximate 98% interest in the Partnership. The Partnership and its affiliates lease all of our hotels to wholly-owned taxable REIT subsidiaries of the Company (the "TRS Lessees").

(b)	Narrative Description of Business

We commenced operations on March 1, 1994 upon completion of our initial public offering and the simultaneous acquisition of eight Hampton Inn hotels with a total of 995 rooms. Since then, we have grown with a focus on both geographic and brand diversity. We believe that diversity in our asset portfolio reduces operational variance from year-to-year and results in less volatility as compared to other publicly-traded hotel REITs.

At December 31, 2006, we own 129 hotel properties with a total of 15,366 rooms located in 35 states. In order to qualify as a REIT, we cannot operate hotels. Therefore, our hotels are leased to our TRS Lessees and are managed by unrelated third parties. By maintaining these leases through our TRS Lessees, we realize the economic benefits and risks of operating these hotels and report all hotel revenues and expenses in our accompanying consolidated statements of operations. Additionally, the TRS Lessees are subject to federal and state income taxes.

We maintain management agreements with unrelated third parties for our hotels that range in remaining terms from one to ten years. The majority of our management contracts renew annually. The management fees consist of a base fee ranging from 1.5% to 3.0% of hotel revenues and an incentive fee consisting of a percentage of gross operating profits in excess of predetermined targets, as defined by the management agreements. We record these fees as a component of direct hotel expenses in our accompanying consolidated statements of operations.

The diversity of our portfolio is such that, at December 31, 2006, no individual hotel exceeded 1.6% of the total rooms in the portfolio. Our geographical distribution and franchise diversity at December 31, 2006 is illustrated by the following charts:

Brand Diversity

	Number of Hotel Properties	Number of Rooms/Suites
Upper Upscale Hotels:
Embassy Suites (1)	1	246

Upscale Hotels:
Residence Inn (2)	22	2,208
AmeriSuites (3)	18	2,291
Courtyard (2)	15	1,524
Homewood Suites (1)	10	1,378
SpringHill Suites (2)	6	590
Hilton Garden Inn (1)	3	367
Sub-total	74	8,358

Midscale without Food and Beverage:
Hampton Inn (1)	45	5,554
Hampton Inn & Suites (1)	2	291
Comfort Inn (4)	2	281
TownePlace Suites (2)	1	95
Fairfield Inn & Suites (2)	1	144
Sub-total	51	6,365

Midscale with Food and Beverage
Holiday Inn (5)	3	397

Total	129	15,366

Franchise Affiliation

(1)	Hilton Hotels Corporation
(2)	Marriott International, Inc.
(3)	Hyatt Corporation
(4)	Choice Hotels International, Inc.
(5)	Intercontinental Hotels Group, PLC

Geographical Diversity

	Number of	Number of	Percentage of
State	Hotel Properties	Rooms/Suites	Rooms/Suites

Alabama	4	401	2.6%
Arizona	3	369	2.4%
California	1	145	0.9%
Colorado	2	223	1.4%
Connecticut	3	404	2.6%
Florida	25	2,904	18.9%
Georgia	8	764	5.0%
Idaho	1	104	0.7%
Illinois	4	625	4.1%
Indiana	2	254	1.6%
Kansas	2	260	1.7%
Kentucky	5	543	3.5%
Louisiana	1	128	0.8%
Maryland	2	244	1.6%
Massachusetts	2	205	1.3%
Michigan	6	644	4.2%
Minnesota	2	248	1.6%
Missouri	2	242	1.6%
Nebraska	1	80	0.5%
Nevada	1	202	1.3%
New Jersey	3	424	2.8%
New Mexico	2	257	1.7%
New York	1	153	1.0%
North Carolina	4	395	2.6%
Ohio	6	736	4.8%
Oklahoma	1	136	0.9%
Oregon	1	168	1.1%
Pennsylvania	2	248	1.6%
South Carolina	3	402	2.6%
Tennessee	12	1,285	8.4%
Texas	8	1,115	7.3%
Vermont	2	200	1.3%
Virginia	2	243	1.6%
Washington	1	161	1.0%
West Virginia	4	454	3.0%

Totals	129	15,366	100.0%

We believe that geographic diversity helps to limit our exposure to any one market. The following table illustrates our geographic presence by the number of rooms at December 31, 2006:

Region

East North Central	14.7%
East South Central	14.5%
Middle Atlantic	5.4%
Mountain	7.5%
New England	5.2%
Pacific	3.1%
South Atlantic	35.2%
West North Central	5.4%
West South Central	9.0%

At December 31, 2006, we own approximately 5,400 hotel rooms, or approximately 35% of our total hotel rooms, in the South Atlantic region of the United States, which includes approximately 2,900 hotel rooms, or approximately 19% of our total hotel rooms, in the state of Florida.

Our hotel portfolio includes upper upscale hotels, upscale hotels, midscale without food and beverage hotels and midscale with food and beverage hotels. This array of product offerings coupled with a property mix that is spread between suburban and urban locations helps to insulate us from various economic climates, including a depressed business travel climate.

Over 96% of our hotel portfolio is comprised of the following leading franchise brands: Embassy Suites, Homewood Suites, Hilton Garden Inn, Hampton Inn & Suites and Hampton Inn by Hilton, Residence Inn, Courtyard, SpringHill Suites, Fairfield Inn & Suites and TownePlace Suites by Marriott and AmeriSuites by Hyatt. We believe that multiple brands at the upscale and midscale levels help to insulate our asset portfolio against the volatility of individual brand results relative to industry revenue per available room ("RevPAR") performance. Descriptions of our significant brands are as follows:

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

AmeriSuites by Hyatt:
An upscale all-suite hotel, billed as America's most affordable all-suite hotel. Conversion of these hotels to Hyatt Place hotels is expected to occur as discussed beginning on page 33.

Over 96% of our hotels are branded by Marriott, Hilton and Hyatt, which provide national marketing support and frequent stay programs that we believe drives additional revenue. We believe that better brands generate RevPAR premiums over their peers and focusing on these premium brands is another factor in our strategy to limit risk in the volatility of our hotel portfolio.

In order to qualify as a REIT, we cannot operate hotels and, consequently, we outsource the management of our hotels to leading independent management companies. We use relatively short-term contracts with our third-party managers that provide for incentive management fees based on operating results. At December 31, 2006, our hotel managers are as follows:

Number of Hotels

Interstate Hotels & Resorts, Inc.	41
Hyatt Corporation	18
McKibbon Hotel Group	23
Hilton Hotels Corporation	13
Other (11)	34

129

GROWTH STRATEGY

The Company's business objectives are to increase funds from operations and dividends, while enhancing shareholder value primarily through (i) aggressive asset management and the strategic investment of capital in its diversified hotel portfolio, primarily with upscale and midscale properties in strategic urban and suburban areas, (ii) selectively acquiring hotels that have been underperforming due to the lack of sufficient capital improvements, poor management or franchise affiliation, and (iii) selectively disposing of hotels that have reached their earnings potential or may, in management's judgment, suffer adverse changes in their local market, or require large capital outlays. This process is ongoing, and activity could potentially increase given a more fluid marketplace.

EMPLOYEES

At December 31, 2006, we employed, through a wholly-owned subsidiary, 20 employees.

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

FRANCHISE AGREEMENTS

A part of our asset management program is the licensing of all of our hotels under nationally franchised brands. We believe that the public's perception of quality associated with a franchisor is an important feature in the operation of a hotel. We also believe that franchised properties generally have higher levels of RevPAR than unfranchised properties due to access to national reservation systems and national advertising and marketing programs provided by franchisors. Our franchise agreements generally have initial terms ranging from 10 to 25 years and expire beginning in 2008 through 2026.

We are also committed to franchisors to make certain capital improvements to our hotels, which will be funded primarily through our operating cash flows. We made capital improvements of approximately $51.1 million to our hotels in 2006. In 2007, we expect to fund approximately $90.0 million to $100.0 million of capital improvements to our hotels, with approximately $55.0 million to $60.0 million representing the conversion of our 18 AmeriSuites hotels to Hyatt Place hotels, as discussed beginning on page 33, and approximately $18.0 million representing major refurbishment projects to more than 10 of our hotels, primarily related to brand enhancements.

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

EXECUTIVE OFFICERS OF THE COMPANY

The Company's executive officers, listed below, serve in their respective capacities for approximate one year terms and are subject to re-election annually by the Board of Directors (“Board”), normally in May of each year.

NAME	POSITION

Phillip H. McNeill, Sr.	Chairman of the Board and Director

Howard A. Silver	President, Chief Executive Officer and Director

J. Mitchell Collins	Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Phillip H. McNeill, Jr.	Executive Vice President of Development

Richard F. Mitchell	Senior Vice President of Asset Management

Edwin F. Ansbro	Senior Vice President of Real Estate

J. Ronald Cooper	Vice President, Controller, Assistant Secretary, and Assistant Treasurer

Phillip H. McNeill, Sr. (age 68) has served as our Chairman of the Board of Directors since our Company was founded in 1993. Until January 2005, Mr. McNeill, Sr. served as our Chief Executive Officer. In January 2005, Mr. McNeill, Sr. became non-executive Chairman and Mr. Silver assumed the role of Chief Executive Officer. Mr. McNeill, Sr. has been Chairman and President of McNeill Investment Company, Inc. since 1977. From 1963 to 1977, he served in various capacities, including President and Chief Executive Officer of Schumacher Mortgage Company, Inc., a mortgage banking firm and subsidiary of Time, Inc. Mr. McNeill, Sr. has served as President and Director of the Memphis Mortgage Bankers Association and the Tennessee State Mortgage Bankers Association. He has been a past director of National Commerce Financial Corporation (NYSE: NCF) and Interstate Hotels Corporation (NYSE: IHR), a member and Vice Chairman of the Board of Trustees of Rhodes College, a trustee of Wetlands America Trust, Inc. and a member of the Board of Visitors of the University of Memphis. Mr. McNeill, Sr. is the father of Phillip H. McNeill, Jr., our Executive Vice President of Development.

Howard A. Silver (age 52) is our President and Chief Executive Officer, positions he has held since January 2005. From June 1998 until December 2004, Mr. Silver served as our President and Chief Operating Officer. Mr. Silver joined our Company in May 1994 and has served in various capacities, including Executive Vice President of Finance, Secretary, Treasurer and Chief Financial Officer of our Company until June 1998. From 1992 until joining our Company, Mr. Silver served as Chief Financial Officer of Alabaster Originals, L.P., Memphis, Tennessee, a fashion jewelry wholesaler. From 1978 to 1985, Mr. Silver was a certified public accountant with the national accounting firm of Coopers & Lybrand L.L.P., from 1985 to 1987, Mr. Silver served as Vice President of Finance of Fogelman Properties, Inc., Memphis, Tennessee, an apartment management company, and from 1987 to 1992, Mr. Silver was employed as a certified public accountant with the national accounting firm of Ernst & Young. He has been a certified public accountant since 1980. Mr. Silver has been a director of our Company since December 1998. Mr. Silver is a director of Capital Lease Funding, Inc. (NYSE: LSE) (Audit Committee (Chairman), Corporate Governance and Nomination Committee, Investment Committee) and Great Wolf Resorts, Inc. (NASDAQ: WOLF) (Audit Committee, Compensation Committee (Chairman)). Mr. Silver serves as the financial expert for the Audit Committee of Capital Lease Funding, Inc. Mr. Silver is also on the Board of Managers of GHII, LLC, a private furniture and equipment contractor in which we own a 50% interest. Mr. Silver is also Treasurer of the Ridgeway Country Club.

J. Mitchell Collins (age 38) is Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company, positions he has held since January 2004. From 2000 until 2003, he served as Executive Vice President and Chief Financial Officer of ResortQuest International, Inc., an NYSE company that performed rental property management in resort areas. ResortQuest was purchased by Gaylord Entertainment, Inc. in late 2003. From 1990 until 2000, Mr. Collins worked with Arthur Andersen LLP, where he represented the firm as part of its National Hospitality practice and also was a Team Leader for Andersen’s Real Estate and Hospitality practice in its Mid-South region. Mr. Collins currently serves on the Board of Directors of the Memphis Zoo, the Board of Trustees of the Dixon Gallery and Gardens, the Board of Directors of The Orpheum Theatre and the Accountancy Alumni Board at Ole Miss. Mr. Collins is also a member of the American Institute of Certified Public Accountants.

Phillip H. McNeill, Jr. (age 45) is Executive Vice President of Development of the Company, a position he has held since 1996. From 1994 to 1996, he served as President of Trust Leasing, Inc., formerly McNeill Hotel Co., Inc., the Company's former lessee, and from 1984 to 1996 served as Vice President of Trust Management, Inc., formerly McNeill Hospitality Corporation, which was an affiliate of McNeill Hotel Company. Mr. McNeill, Jr. is on the Board of Managers of GHII, LLC. Mr. McNeill, Jr. is the son of Phillip H. McNeill, Sr., our non-executive Chairman.

Richard F. Mitchell (age 61) is Senior Vice President of Asset Management of the Company, a position that he has held since 1997. From 1995 to 1996, he was Vice President of Operations for Trust Leasing and joined Trust Leasing in 1994 as an Area Manager. From 1989 to 1994, Mr. Mitchell held various positions with

North American Hospitality, Inc., including Director of Training and Development. Prior to 1989, Mr. Mitchell held management positions in a number of hotels including Sheraton, Hampton Inn, Residence Inn and Best Western. Mr. Mitchell is President of the AmeriSuites Franchise Advisory Council and is a member of the Residence Inn Marketing Fund Committee.

Edwin F. Ansbro (age 49) is Senior Vice President of Real Estate. Mr. Ansbro joined our Company in January 2005 after serving as an in-house consultant for approximately six months. From 2002 to February 2004, he served as Senior Vice President of New Business Development for Storage USA, a wholly-owned unit of GE Real Estate. From 1998 to 2002, Mr. Ansbro served as Senior Vice President and Chief Development Officer for Storage USA Franchise Corporation, a wholly-owned subsidiary of Storage USA prior to its acquisition by GE Real Estate. From 1994 to 1998, he served as Vice President of Development for Promus Hotel Corporation. Mr. Ansbro serves on the Executive Board of the Memphis Chapter of the Urban Land Institute.

J. Ronald Cooper (age 58) is Vice President, Controller, Assistant Secretary and Assistant Treasurer of the Company, positions he has held since 1996. From October 1994 to 1996, he was Controller and Director of Financial Reporting for McNeill Hotel Company. Mr. Cooper has been a certified public accountant since 1972. From 1978 until joining McNeill Hotel Company, Mr. Cooper was employed as Secretary, Treasurer and Controller of Wall Street Deli, Inc., a publicly-owned delicatessen company. Prior to that, Mr. Cooper was a certified public accountant with the national accounting firm of Coopers & Lybrand L.L.P. from 1970 to 1976.

BOARD OF DIRECTORS

Phillip H. McNeill, Sr.	Chairman of the Board of the Company

Howard A. Silver	President and Chief Executive Officer of the Company

Robert P. Bowen(1) (2)	Retired Partner-in-charge of Arthur Andersen LLP’s Mid-South Audit Practice

Harry S. Hays(1) (2) (3)	Former President and Chief Executive Officer of Allen & O’Hara. Inc.

Joseph W. McLeary(3)	Former Chairman and Chief Executive Officer of Midland Financial Group, Inc.

Raymond E. Schultz(1)(2)(3)	Former Chairman and Chief Executive Officer of Promus Hotel Corporation

(1)Compensation Committee
(2)Audit Committee
(3)Corporate Governance and Nomination Committee

TRANSFER AGENT

Shareholders of record who wish to change the ownership or address of stock; report lost, stolen or destroyed certificates; or who have questions about their accounts should contact:

Computershares Investor Services, LLC
P. O. Box 43078
Providence, Rhode Island 02940-3078
(800) 568-3476

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

We have also made available our Corporate Governance Guidelines and the charters of the Audit Committee, Compensation Committee and Corporate Governance and Nomination Committee of our Board on our website under "Governance Documents." We have also adopted a Code of Ethics that applies to our president and chief executive officer, our chief financial officer, our controller, and all other employees and have posted this Code of Ethics, along with our Whistleblower policy, on our website. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Code of Ethics by posting such information on our website. Our corporate governance documents, including our Code of Ethics, are also available in print, without charge, upon written shareholder request to our Secretary, J. Mitchell Collins, at 7700 Wolf River Boulevard, Germantown, Tennessee 38138, or by filling out an information request on our website under "Information Requests."

Each year we are required to submit an annual written certification (Section 303A) to the New York Stock Exchange regarding certain corporate governance and compliance issues. In 2006, 2005 and 2004, the Company filed this written certification noting no qualifications. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the SEC regarding the quality of our public disclosure.

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

In the course of our business, we maintain a significant amount of debt outstanding. Although our Board has recently modified a policy of limiting the amount of debt that we can incur to approximately 50% (from 45%) of our investment in hotel properties, at cost, the Board may change this debt policy at any time without shareholder approval. At December 31, 2006, our consolidated indebtedness was 44.5% of our investment in hotel properties, at cost. We and our subsidiaries may be able to incur substantial additional debt, including secured debt, in the future. Our level of debt could subject us to many risks, including the risks that:

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

In order to qualify as a REIT, we cannot operate any hotel or participate in the decisions affecting the daily operations of any hotel. Thus, third-party operators, under a management agreement with one of our TRS Lessees, control the daily operations of each of our hotels. Under the terms of the management agreements, our ability to participate in operating decisions regarding the hotels is limited. We depend on these third-party management companies to adequately operate our hotels as provided in the management agreements. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR and average daily rates, we may not be able to force the management company to change its method of operation of our hotels. We can only seek redress if a management company violates the terms of the applicable management agreement, and then only to the extent of the remedies provided for under the terms of the management agreement. Additionally, in the event that we need to replace any of our management companies, we may experience significant disruptions at our hotels and in our operations generally. Problems with our third party managers could thus result in losses to our shareholders.

Upon expiration of current agreements with one of our managers or if the manager defaulted on its obligations to provide minimum net operating income to us on our 18 AmeriSuites hotels, net income from these hotels would decrease substantially and our results of operations would be adversely affected.

We have entered into management agreements with subsidiaries of Hyatt Corporation, which are structured so that no management fee is payable until we have achieved minimum net operating income at each of our 18 AmeriSuites hotels. The management agreements specify a net operating income threshold for each of these hotels. If a hotel fails to generate net operating income sufficient to reach the threshold, Hyatt's subsidiaries are required to contribute the greater of a predetermined minimum return or the net operating income plus 25% of the shortfall between the threshold amount and the net operating income of the hotel. For 2006, 2005 and 2004, we recorded approximately $3.7 million, $3.7 million and $4.8 million, respectively, in minimum income guarantees from Hyatt as a reduction of our base management fee expense in the accompanying consolidated statements of operations. If the Hyatt subsidiaries default on their obligations to make these shortfall payments when required, net income from our AmeriSuites hotels would decrease substantially and our results of operations would be adversely affected. We have now amended these management contracts as discussed beginning on page 33.

These minimum net operating income agreements are set to expire beginning in 2008. Upon expiration, we will no longer receive these payments from Hyatt and conversely we may be required to pay Hyatt franchise and management fees. Accordingly, after the expirations of these agreements, net income from our AmeriSuites hotels may decrease substantially and our results of operations could be adversely affected.

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

We periodically sell hotels that we believe no longer meet our strategic objectives. We cannot assure you that the market value of our hotels will not decrease in the future. We may not be able to sell our hotels on favorable terms, or such hotels may be sold at a loss.

Our insurance maintained for our hotels may be inadequate.

We maintain comprehensive insurance on each of our hotels, including liability and property coverage, of the type and amount we believe are customarily obtained for or by hotel owners. We have been informed by our lenders that our current insurance coverage satisfies our lenders’ insurance requirements, but we have no assurances that our lenders will not require additional coverage in the future. The following are potential risks related to our insurance coverage:

-
In 2003, we were required to purchase terrorism insurance by our lenders, which at the time, was cost prohibitive and not readily available, yet we were able to satisfy this lender requirement. Since that time, the Federal government has passed the Terrorism Risk Insurance Act (“TRIA”), which makes this coverage much more cost effective. The TRIA has been extended through December 31, 2007. If the TRIA is not extended, as it has been in the past, we may not be able to obtain terrorism insurance with policy limits and terms that satisfy us or our lenders, or we may not be able to obtain this insurance at an economically justifiable price.

-
More recently, the cost and availability of wind insurance for our hotels located in coastal regions has significantly increased. As a result, we currently have certain self insurance risks for the peril of wind in certain of our coastal hotel locations where wind insurance is not economically feasible. If another catastrophic year occurs in this regard, we may not be able to obtain coastal wind insurance with policy limits and terms that satisfy us or our lenders, or to obtain this insurance at an economically justifiable price.

-
We also have hotels that are located in areas prone to earthquake activity. While coverage availability and cost in these areas remains manageable, a large earthquake loss in the New Madrid earthquake zone could make it such that we may not be able to obtain earthquake insurance with policy limits and terms that satisfy us or our lenders, or to obtain this insurance at an economically justifiable price.

If we cannot satisfy a lender’s insurance requirement in any respect including, but not limited to, terrorism, coastal wind, or earthquake coverage, the lender could declare a default, which could have a material adverse effect on our liquidity, results of operations and ability to obtain future financing. In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our damaged or destroyed asset. Inflation, changes in building codes and ordinances, environmental considerations and other factors could also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. In those circumstances, the insurance proceeds that we receive could be inadequate to restore our economic position on the damaged or destroyed hotel.

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

Our hotels may not comply with the Americans with Disabilities Act and other government regulations.

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

The formation of our TRS Lessees increases our overall tax liability. We lease all of our hotels to our TRS Lessees. The TRS Lessees are subject to federal, state and local income tax on their taxable income, which consists of the revenues from the hotels leased by the TRS Lessees, net of the operating expenses for such hotels and rent payments to us. Accordingly, although we participate in the operating income from our hotels through our TRS Lessees, that operating income is fully subject to income tax. The after-tax net income of the TRS Lessees is available for distribution to us as dividends.

We could incur a 100% excise tax on transactions with our TRS Lessees that are not conducted on an arm's-length basis. For example, to the extent that the rent paid by a TRS Lessee to us exceeds an arm's-length rental amount, such amount potentially will be subject to the excise tax. We believe that all transactions between us and our TRS Lessees are conducted on an arm's length basis and, therefore, that the rent paid by our TRS Lessees to us will not be subject to excise tax.

In order to maintain our REIT qualification, no more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws to include various kinds of entities) during the last half of any taxable year. To preserve our REIT qualification, our charter prohibits both direct and indirect ownership of more than 9.9% of the outstanding shares of our common stock or any series of our preferred stock by any person, subject to several exceptions, which we refer to as the "Ownership Limitation." Generally, any shares of our capital stock owned by affiliated owners will be added together for purposes of the Ownership Limitation.

If anyone transfers shares in a way that would violate the Ownership Limitation or prevent us from continuing to qualify as a REIT under the federal income tax laws, we will consider the transfer to be null and void from the outset, and the intended transferee of those shares will be deemed never to have owned the shares. Those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the Ownership Limitation. Anyone who acquires shares in violation of the Ownership Limitation or the other restrictions on transfer in our charter bears the risk of suffering a financial loss when the shares are redeemed or sold if the market price of our stock falls between the date of purchase and the date of redemption or sale.

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

At December 31, 2006, the Company owns 129 hotel properties, with a total of 15,366 rooms, located in 35 states. The hotels are listed on Schedule III in Item 8 of this Annual Report on Form 10-K.

The following table sets forth certain information for the years ended December 31, 2006 and 2005, respectively, with respect to our hotels:

			Year Ended December 31, 2006 (1)			Year Ended December 31, 2005 (1)
					Revenue			Revenue
	Number	Number		Average	Per		Average	Per
	of	of	%	Daily	Available	%	Daily	Available
Brand	Hotels	Rooms	Occupancy	Rate	Room (2)	Occupancy	Rate	Room (2)

Hampton Inn	45	5,554	70.8%	$90.54	$64.11	70.2%	$83.94	$58.89
AmeriSuites	18	2,291	68.4%	$83.82	$57.31	69.1%	$78.77	$54.42
Residence Inn	22	2,208	75.7%	$106.22	$80.39	77.3%	$99.33	$76.77
Courtyard	15	1,524	77.1%	$105.93	$81.69	79.2%	$99.12	$78.52
Homewood Suites	10	1,378	78.0%	$116.96	$91.29	79.2%	$106.70	$84.47
SpringHill Suites	6	590	74.4%	$91.53	$68.08	74.5%	$82.35	$61.32
Holiday Inn	3	397	63.3%	$79.85	$50.52	68.3%	$68.36	$46.71
Hilton Garden Inn	3	367	66.6%	$104.72	$69.77	70.6%	$96.48	$68.08
Hampton Inn & Suites	2	291	74.6%	$117.36	$87.51	78.1%	$107.80	$84.21
Comfort Inn	2	281	60.6%	$99.75	$60.48	64.7%	$98.08	$63.48
Embassy Suites	1	246	70.8%	$126.22	$89.32	73.1%	$120.81	$88.31
Fairfield Inn & Suites	1	144	68.2%	$78.39	$53.42	70.2%	$67.50	$47.38
TownePlace Suites	1	95	76.0%	$69.73	$52.98	78.8%	$68.17	$53.69

	129	15,366	72.2%	$97.25	$70.17	73.0%	$90.29	$65.91

Notes

(1)  Represents "all comparable" statistics for hotels owned by us at year end as if we had owned the hotels for both periods presented.
(2)  Determined by multiplying occupancy by the average daily rate.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal actions arising in the ordinary course of business. Management does not believe that any of the pending actions will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2006, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

The Company's common stock, $.01 par value, is traded on the NYSE under the symbol "ENN." The following table sets forth for the indicated periods the high and low sales prices for the common stock as traded through the facilities of the NYSE and the cash distributions declared per common share:

			Distributions
	Price Range		Declared
	High	Low	Per Share	Record Date

Year Ended December 31, 2006:
First Quarter	$16.79	$13.36	$0.19	March 31, 2006
Second Quarter	$18.43	$14.81	$0.19	June 30, 2006
Third Quarter	$17.61	$14.58	$0.23	September 29, 2006
Fourth Quarter	$17.08	$15.50	$0.23	December 29, 2006

Year Ended December 31, 2005:
First Quarter	$11.80	$10.70	$0.15	March 31, 2005
Second Quarter	$13.65	$10.89	$0.15	June 30, 2005
Third Quarter	$13.77	$12.20	$0.17	September 30, 2005
Fourth Quarter	$14.18	$12.23	$0.17	December 30, 2005

(b)	Shareholder Information

On February 12, 2007, there were 546 record holders of the Company's common stock, including shares held in "street name" by nominees who are record holders, and approximately 24,000 beneficial owners.

(c)	Distributions

We have adopted a policy of paying regular quarterly distributions on our common stock, and cash distributions were declared and paid on our common stock each quarter since our initial public offering in March 1994, except for the fourth quarter of 2001. Earnings and profits determine whether distributions to our shareholders are taxable as ordinary income or are a non-taxable return of capital. Earnings and profits for federal income tax purposes will differ from net income reported for financial purposes primarily due to the difference for federal tax purposes in the estimated lives used to compute depreciation on our hotels.

We expect to make future quarterly distributions to our shareholders. The declaration and payment of distributions are subject to the discretion of our Board. The amount of our future distributions will be based upon quarterly operating results, economic conditions, capital requirements, the Internal Revenue Code's annual distribution requirements, leverage restrictions imposed by our Line of Credit and other factors which our Board deems relevant.

A portion of the distribution to our shareholders is expected to represent a return of capital for federal income tax purposes. Our distributions made in 2006, 2005, and 2004 are considered to be approximately 53%, 0% and 15% return of capital, respectively, for federal income tax purposes.

(d)	Equity Compensation Plan Information

	Number of		Number of
	securities to		securities
	be issued upon	Weighted average	available for
	exercise of	exercise price of	future issuance
	outstanding options,	outstanding options,	under equity
	warrants and rights	warrants and rights	compensation plans

Equity compensation plans approved by security holders	15,000(1)	$10.41	2,613,424(1)

(1)Shares of common stock.

We do not have any equity compensation plans not approved by security holders.

(e) Total Return Performance Graph

	Years Ended December 31,
Index	2001	2002	2003	2004	2005	2006

Equity Inns, Inc.	100.00	98.05	158.46	216.75	263.03	326.47
Dow Jones Industrial Average	100.00	84.99	109.03	114.82	116.79	139.03
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
SNL Hotel REITs Index	100.00	98.65	128.73	170.76	187.50	241.15

Source: SNL Financial LC

We cannot assure you that your share performance will continue into the future with the same or similar trends depicted in the graph above. We will not make or endorse any predictions as to its future share performance.

The performance comparisons noted in the graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this graph by reference, and shall not otherwise be deemed filed under such acts.

(f) Recent Sales of Unregistered Securities

During 2006, we issued approximately 482,000 shares of common stock to certain limited partners of our Partnership in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, upon the redemption of units of limited partnership interests in our Partnership. The resale of these shares has been registered pursuant to a shelf registration statement.

We did not purchase any of our registered equity securities in 2006, 2005 or 2004.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data for the Company that has been derived from the financial statements of the Company and the notes thereto. Such data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto.

EQUITY INNS, INC.
SELECTED FINANCIAL DATA
(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004	2003	2002
Operating Data:
Revenue	$385,628	$320,640	$241,446	$213,044	$212,286
Income (loss) from continuing operations	21,356	21,354	7,266	(8,694)	7,180
Income (loss) from discontinued operations	(319)	(6,956)	(3,183)	(4,995)	(716)
Net income (loss)	21,037	14,398	4,083	(13,689)	6,464
Preferred stock dividends	(11,734)	(7,547)	(7,547)	(6,823)	(6,531)
Net income (loss) applicable to common shareholders	9,303	6,851	(3,464)	(22,920)	(67)
Net income (loss) from continuing operations per common share, basic and diluted	0.18	0.26	(0.01)	(0.44)	0.02

Net income (loss) per common share, basic and diluted	0.17	0.13	(0.08)	(0.56)	0.00

Distributions declared per common share and unit	0.84	0.64	0.52	0.52	0.51

Weighted average number of common shares outstanding-diluted	54,601	53,523	45,800	40,999	39,628

Balance Sheet Data:
Investment in hotel properties, net	$1,091,319	$978,233	$852,755	$681,478	$740,146

Total assets	1,137,282	1,025,836	893,254	724,281	774,452

Long-term debt	635,365	557,475	439,183	329,774	362,881

Minority interests in Partnership	4,853	8,363	9,064	7,338	8,782

Preferred stock	141,386	83,524	83,524	83,524	68,750

Total shareholders' equity	439,764	410,120	406,432	356,386	366,267

Cash Flow Data:
Cash flows provided by operating activities	$93,301	$76,586	$47,608	$33,947	$44,400
Cash flows provided by (used in) investing activities	(134,446)	(132,061)	(146,536)	1,928	(25,923)
Cash flows provided by (used in) financing activities	42,073	55,040	97,718	(33,590)	(16,920)

Other Data:
Funds From Operations (1)	$59,144	$54,834	$37,568	$14,707	$40,887

(1)
See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 24, for a detailed discussion and reconciliation of net income applicable to common shareholders to funds from operations.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements about our business. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Cautionary Factors that May Affect Future Results" and "Risk Factors" contained elsewhere in this report.

Results of Operations
	For the Years Ended December 31,
(in thousands)	2006	%	2005	%	2004	%

Total hotel revenues	$385,628	100.0	$320,640	100.0	$241,446	100.0

Total hotel expenses	223,375	57.9	187,982	58.6	142,794	59.2
Depreciation	54,002	14.0	45,746	14.3	37,755	15.6
Property taxes, rental expense and insurance	24,944	6.5	20,184	6.3	16,881	7.0
General and administrative expenses	15,965	4.1	9,710	3.0	8,206	3.4
Loss on impairment of hotels	5,792	1.5	-	-	-	-

Operating income	$61,550	16.0	$57,018	17.8	$35,810	14.8

Comparison of the Company's operating results for the years ended December 31, 2006 and 2005.

Revenues

Hotel revenues of approximately $385.6 million in 2006 increased approximately $65.0 million, or 20.3%, as compared to approximately $320.6 million in 2005. After eliminating net revenues of approximately $45.9 million related to our 29 hotel acquisitions for 2006 and 2005, our same-store hotel revenues increased by approximately $19.1 million in 2006 as compared to 2005. This increase was primarily due to a same-store RevPAR increase of 6.7%, driven by a 7.6% increase in our ADR from $89.28 to $96.05, partially offset by a slight decrease of approximately 60 basis points in occupancy to 71.8%.

Operating Expenses

Hotel expenses of approximately $223.4 million in 2006 increased approximately $35.4 million, or 18.8%, as compared to approximately $188.0 million in 2005. After eliminating net expenses of approximately $25.9 million related to our 29 hotel acquisitions for 2006 and 2005, our same-store hotel expenses increased by approximately $9.5 million in 2006 as compared to 2005. This increase was primarily due to an increase in payroll and related benefits of approximately $3.1 million, an increase in franchise fees, management fees and loyalty programs of approximately $2.5 million, an increase in enhanced complimentary hot breakfasts of approximately $130,000, an increase in travel agent commissions and credit card fees of approximately $700,000, an increase in maintenance costs of approximately $300,000, an increase in utility costs of approximately $690,000 and an increase in brand enhancements related to bed linens of approximately $380,000. Hotel expenses as a percentage of hotel revenues were 57.9% in 2006 and 58.6% in 2005.

Depreciation expense of approximately $54.0 million in 2006 increased approximately $8.3 million, or 18.2%, as compared to approximately $45.7 million in 2005, due to a net increase in depreciation expense related to our 29 hotel acquisitions of approximately $7.5 million and an increase of approximately $780,000 related to same-store depreciation due to additional capital expenditures.

Property taxes, rental expense and insurance of approximately $24.9 million in 2006 increased approximately $4.7 million, or 23.3%, as compared to approximately $20.2 million in 2005, primarily due to a net increase in property taxes and insurance related to our 29 hotel acquisitions of approximately $3.7 million and an increase in same-store insurance of approximately $1.0 million.

General and administrative expenses of approximately $16.0 million in 2006 increased approximately $6.3 million, or 65.0%, as compared to approximately $9.7 million in 2005, primarily due to an increase of approximately $3.6 million in non-cash stock-based compensation, an increase of approximately $1.7 million related to payroll and related benefits, an increase of approximately $575,000 related to professional fees and an increase of approximately $360,000 related to franchise and business taxes. The increase in non-cash stock-based compensation to approximately $5.3 million in 2006 from approximately $1.7 million in 2005 was primarily due to the modification of certain of our restricted stock grants as well as the issuance of new restricted stock grants.

Loss on impairment of hotels of approximately $5.8 million in 2006 related to three hotels. Approximately $5.2 million of this non-cash impairment loss related to two hotels based on the estimated net realizable value of the assets over their remaining estimated holding periods and approximately $580,000 related to a non-cash write-down of certain furniture, fixtures and equipment at one of our hotels after receiving insurance proceeds related to a hurricane. The two impaired hotels have an average age of approximately 21 years.

Operating Income

For 2006, we recorded operating income of approximately $61.6 million as compared to operating income of approximately $57.0 million in 2005. The principal components of the change in operating income for 2006 as compared to 2005 were an increase in same-store revenues of approximately $19.1 million, a net increase in operating income related to our 29 hotel acquisitions of approximately $8.8 million, partially offset by an increase in same-store hotel expenses of approximately $9.5 million, an increase in same-store depreciation of approximately $780,000, an increase in same-store insurance of approximately $1.0 million, an increase in general and administrative expenses of approximately $6.3 million and an increase in hotel impairment losses of approximately $5.8 million.

Comparison of the Company's operating results for the years ended December 31, 2005 and 2004.

Revenues

Hotel revenues of approximately $320.6 million in 2005 increased approximately $79.2 million, or 32.8%, as compared to approximately $241.4 million in 2004. After eliminating net revenues of approximately $60.0 million related to our 36 hotel acquisitions for 2005 and 2004, our same-store hotel revenues increased by approximately $19.2 million in 2005 as compared to 2004. This increase was primarily due to a same-store RevPAR increase of 10.5%, driven by a 6.6% increase in our ADR from $79.39 to $84.66, and an increase of 250 basis points in occupancy to 70.4%.

Operating Expenses

Hotel expenses of approximately $188.0 million in 2005 increased approximately $45.2 million, or 31.7%, as compared to approximately $142.8 million in 2004. After eliminating net expenses of approximately $33.3 million related to our 36 hotel acquisitions for 2005 and 2004, our same-store hotel expenses increased by approximately $11.9 million in 2005 as compared to 2004. This increase was primarily due to an increase in payroll and related benefits of approximately $2.9 million, an increase in franchise fees, management fees and loyalty programs of approximately $3.6 million, an increase in enhanced complimentary hot breakfasts of approximately $930,000, an increase in travel agent commissions and credit card fees of approximately $935,000, an increase in maintenance costs of approximately $605,000, an increase in utility costs of approximately $1.5 million and an increase in high speed internet access of approximately $460,000. Hotel expenses as a percentage of hotel revenues were 58.6% in 2005 and 59.2% in 2004.

Depreciation expense of approximately $45.7 million in 2005 increased approximately $7.9 million, or 20.9%, as compared to approximately $37.8 million in 2004, due to a net increase in depreciation expense related to our 36 hotel acquisitions of approximately $9.3 million, partially offset by a decrease in same-store depreciation expense of approximately $1.4 million related to certain assets becoming fully depreciated during the year.

Property taxes, rental expense and insurance of approximately $20.2 million in 2005 increased approximately $3.3 million, or 19.5%, as compared to approximately $16.9 million in 2004, primarily due to a net increase in property taxes and insurance related to our 36 hotel acquisitions.

General and administrative expenses of approximately $9.7 million in 2005 increased approximately $1.5 million, or 18.3%, as compared to $8.2 million in 2004, primarily due to an increase of approximately $885,000 in non-cash stock-based compensation, an increase of approximately $525,000 related to payroll and related benefits and an increase of approximately $80,000 related to franchise and business taxes.

Operating Income

For 2005, we recorded operating income of approximately $57.0 million as compared to operating income of approximately $35.8 million in 2004. The principal components of the change in operating income for 2005 as compared to 2004 were an increase in same-store revenues of approximately $19.2 million, a net increase in operating income related to our 36 hotel acquisitions of approximately $14.1 million, a decrease in same-store depreciation of approximately $1.4 million, partially offset by an increase in same-store hotel expenses of approximately $11.9 million and an increase in general and administrative expenses of approximately $1.5 million.

LIQUIDITY AND CAPITAL RESOURCES

For 2006, net cash provided by operating activities of approximately $93.3 million increased approximately $16.7 million, or 21.8%, as compared to approximately $76.6 million for 2005. The principal components of this change were an increase in net income of approximately $6.6 million, an increase in the loss on impairment of hotels of approximately $4.7 million, an increase in depreciation and amortization expense of approximately $5.7 million, an increase in non-cash stock-based compensation of approximately $3.6 million, a change in accounts receivable of approximately $2.6 million and a change in deposits and other assets of approximately $3.5 million, partially offset by a $4.5 million increase in the gain on sale of hotel properties and a change in accounts payable and accrued expenses of approximately $5.6 million. For 2006, net cash used in investing activities of approximately $134.4 million increased approximately $2.3 million, or 1.7%, as compared to approximately $132.1 million for 2005. The principal components of this change were an increase in hotel acquisitions of approximately $14.0 million, an increase in improvements and additions to hotel properties of approximately $20.0 million, partially offset by an increase in net proceeds from sale of hotel properties of approximately $31.4 million. For 2006, net cash provided by financing activities of approximately $42.1 million decreased approximately $12.9 million, or 23.5%, as compared to approximately $55.0 million for 2005. The principal components of this change were a net increase in payments on long-term debt of approximately $32.6 million and an increase in distributions paid of approximately $13.8 million, partially offset by a net increase in net proceeds of stock offerings of approximately $29.3 million and a reduction in redemption of Partnership units for cash of approximately $4.1 million.

Equity Inns' principal source of cash to meet our operating requirements, including distributions to our shareholders and repayments of indebtedness, is from our hotels' results of operations. For 2006, net cash flows provided by our operating activities were approximately $93.3 million. We currently expect that our operating cash flows will be sufficient to fund our continuing operations, including our required debt service obligations and distributions to shareholders required to maintain our REIT status. We expect to fund any short-term liquidity requirements above our operating cash flows through short-term borrowings under our Line of Credit. In September 2006, we entered into a new unsecured Line of Credit for $150.0 million, subject to certain restrictions. Borrowings under our Line of Credit bear interest at LIBOR plus 1.25% to 1.88% per annum as determined by our quarterly leverage, and this new facility matures in September 2010 but may be extended at our option for an additional year. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a fixed charge test and a leverage test, among other covenants. At December 31, 2006, we were in compliance with all covenants required by our Line of Credit. At December 31, 2006, the interest rate on our Line of Credit was LIBOR (5.32% at December 29, 2006) plus 1.25%, and we had the ability to borrow an additional $123.7 million under this facility. This new Line of Credit replaced our prior $125.0 million secured Line of Credit. Additionally, at December 31, 2006, we had approximately $7.5 million of cash and cash equivalents.

We may make additional investments in hotel properties and may incur indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Internal Revenue Code to the extent that working capital and cash flows from our investments are insufficient to make such distributions. In December 2006, our Board modified our policy limiting aggregate indebtedness to 50% (from 45%) of our investment in hotel properties, at cost, after giving effect to our use of proceeds from any indebtedness. This policy may be amended at any time by the Board without shareholder vote. Our consolidated indebtedness was 44.5% of our investment in hotels, at cost, at December 31, 2006.

The following details our debt outstanding at December 31, 2006 and 2005 (dollars in thousands):

						Collateral	Collateral
						# of	Net Book
	Principal Balance					Hotels at	Value at
	12/31/06	12/31/05	Interest Rate		Maturity	12/31/06	12/31/06
Commercial Mortgage Bonds
Class B	$ -	$ 39,100	7.37%	Fixed	N/A
Class C	-	10,000	7.58%	Fixed	N/A
	-	49,100				-	$ -

Secured Line of Credit	-	54,000	LIBOR plus Percentage	Variable	N/A	-	-
Unsecured Line of Credit	25,000	-	LIBOR plus	Variable	Sept 2010	-	-
			Percentage
Mortgage	85,428	87,455	8.37%	Fixed	July 2009	19	160,457
Mortgage	63,364	64,644	8.25%	Fixed	Nov 2010	16	101,369
Mortgage	32,885	33,512	8.25%	Fixed	Nov 2010	8	53,198
Mortgage	-	10,351	LIBOR plus 285 pts.	Variable	N/A	-	-
Mortgage	-	2,705	6.00%	Fixed	N/A	-	-
Mortgage	-	3,120	6.37%	Fixed	N/A	-	-
Mortgage	6,069	6,177	8.70%	Fixed	Nov 2010	1	10,286
Mortgage	4,054	4,165	7.97%	Fixed	Oct 2007	1	6,692
Mortgage	4,995	5,132	7.97%	Fixed	Oct 2007	1	7,272
Mortgage	4,229	4,347	7.10%	Fixed	Sept 2008	1	8,180
Mortgage	3,602	3,699	8.04%	Fixed	Nov 2007	1	6,216
Mortgage	5,019	5,153	8.04%	Fixed	Nov 2007	1	7,089
Mortgage	3,021	3,094	9.375%	Fixed	April 2007	1	5,902
Mortgage	3,233	3,310	9.375%	Fixed	April 2007	1	5,988
Mortgage	4,893	5,024	8.04%	Fixed	Nov 2007	1	6,031
Mortgage	3,772	3,862	9.375%	Fixed	April 2007	1	8,683
Mortgage	3,685	3,776	9.05%	Fixed	May 2007	1	6,646
Mortgage	5,737	5,851	5.83%	Fixed	July 2014	1	9,523
Mortgage	38,174	39,374	5.64%	Fixed	Nov 2014	5	70,456
Mortgage	5,472	5,589	5.39%	Fixed	Dec 2014	1	12,265
Mortgage	3,060	3,120	9.02%	Fixed	June 2024	1	7,715
Mortgage	3,862	3,973	7.18%	Fixed	April 2023	1	6,651
Mortgage	4,613	4,742	7.10%	Fixed	Sept 2008	1	9,580
Mortgage	4,224	4,339	7.97%	Fixed	Oct 2007	1	9,577
Mortgage	3,211	3,299	7.97%	Fixed	Oct 2007	1	10,368
Mortgage	5,397	5,559	7.07%	Fixed	Jan 2008	1	10,471
Trust Preferred Securities	50,000	50,000	6.93%	Fixed	July 2035	-	N/A
Mortgages	72,135	73,500	5.44%	Fixed	Dec 2015	7	81,890
Mortgage	6,263	-	8.25%	Fixed	Feb 2011	1	13,894
Mortgage	5,145	-	7.10%	Fixed	Sept 2008	1	7,455
Mortgage	3,748	-	8.15%	Fixed	Nov 2007	1	7,067
Mortgage	49,847	-	5.65%	Fixed	Oct 2016	9	55,863
Mortgage	95,000	-	5.865%	Fixed	Dec 2016	8	82,308
Mortgage	10,612	-	8.55%	Fixed	Nov 2010	1	20,770
Mortgage	5,675	-	5.49%	Fixed	Jan 2015	1	11,060
Mortgage	4,650	-	5.77%	Fixed	Mar 2015	1	11,632
	630,074	551,972				97	$832,554
Unamortized Mortgage
Note Premium	5,291	5,503

Total Long-term Debt	$635,365	$557,475

Interest expense, net of approximately $40.0 million in 2006 increased approximately $4.5 million, or 12.7%, as compared to approximately $35.5 million in 2005. This increase was primarily due to an increase in average borrowings from $487.0 million to $573.7 million related to increased borrowings for our hotel acquisitions, partially offset by a reduction in the weighted average interest rate from 7.01% to 6.76%. At December 31, 2006, our debt maturities had an average life of 7.9 years and a weighted average interest rate of 6.46%.

Interest expense, net of approximately $35.5 million in 2005 increased approximately $6.9 million, or 24.1%, as compared to approximately $28.6 million in 2004. This increase was primarily due to the assumption of approximately $43.9 million in secured long-term debt related to our hotel acquisitions, the issuance of $73.5 million in secured financing under seven individual loans and the issuance of $50.0 million in trust preferred debt. At December 31, 2005, our debt maturities had an average life of 7.3 years and a weighted average interest rate of 6.75%.

In November 2006, we completed an aggregate of $95.0 million in collateralized financing under eight individual loan agreements. Each loan bears interest at a fixed rate of 5.865% per annum, with principal and interest payments due monthly until maturity on December 1, 2016, based on a 30-year amortization schedule. The individual loans are collateralized by eight of the Company's hotels. We used the proceeds from these loans primarily to repay outstanding borrowings under our Line of Credit.

In September 2006, we entered into a new unsecured Line of Credit for $150.0 million, subject to certain restrictions. The Line of Credit allows us, subject to certain lender approval, to extend the borrowing capacity up to $250.0 million. The Line of Credit bears interest at LIBOR plus 1.25% to 1.88% per annum as determined by our quarterly leverage and the facility matures in September 2010 but may be extended at our option for an additional year. At December 31, 2006, the interest rate on our Line of Credit was LIBOR (5.32% at December 29, 2006) plus 1.25%. Commitment fees ranging from 0.15% to 0.25% per annum, as determined by our average daily unused facility amount, are paid quarterly. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a fixed charge test and a leverage test, among other covenants. At December 31, 2006, we were in compliance with all covenants required by our Line of Credit. This new Line of Credit replaced our prior $125.0 million secured Line of Credit.

Our unsecured Line of Credit has a stated borrowing capacity of $150.0 million. This capacity is further limited to the implied value of our unsecured hotels based on their net operating income divided by a capitalization rate, among other things, as defined in the Line of Credit agreement. At December 31, 2006, we had additional borrowing capacity of approximately $123.7 million under our Line of Credit.

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

During 2006, we purchased 13 hotels for approximately $159.2 million related to previously announced acquisitions. The hotels were purchased from several hotel developers. These hotels represent a combined 1,526 rooms and have an average age of approximately nine years. We funded these acquisitions primarily through $57.9 million in net cash proceeds from a February 2006 issuance of our Series C cumulative preferred stock, the assumption of approximately $38.3 million in collateralized long-term debt and approximately $63.0 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note premium of approximately $2.0 million to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

The hotel acquisitions that we completed in 2006 are as follows:

Hotel	Location	Rooms/ Suites	Date Acquired

SpringHill Suites by Marriott	Sarasota, Florida	84	January 17, 2006
TownePlace Suites by Marriott	Savannah, Georgia	95	January 17, 2006
Courtyard by Marriott	Orlando, Florida	112	February 16, 2006
Residence Inn by Marriott	Tampa, Florida	78	February 16, 2006
Residence Inn by Marriott	Mobile, Alabama	66	April 24, 2006
Embassy Suites by Hilton	Orlando, Florida	246	June 22, 2006
Fairfield Inn & Suites by Marriott	Atlanta, Georgia	144	August 3, 2006
SpringHill Suites by Marriott	Houston, Texas	122	August 3, 2006
SpringHill Suites by Marriott	San Antonio, Texas	112	August 3, 2006
Courtyard by Marriott	Lexington, Kentucky	90	December 7, 2006
Courtyard by Marriott	Louisville, Kentucky	140	December 13, 2006
SpringHill Suites by Marriott	Lexington, Kentucky	108	December 15, 2006
Hilton Garden Inn	Rio Rancho, New Mexico	129	December 22, 2006

During 2006, we sold seven hotels and a parcel of land, previously classified as held for sale, for approximately $38.3 million (after selling costs of approximately $1.9 million). The hotels sold were a 130-room Hampton Inn located in Atlanta, Georgia, a 126-room Hampton Inn located in Scottsdale, Arizona, a 122-room Hampton Inn located in Chapel Hill, North Carolina, a 123-room Hampton Inn located in Little Rock, Arkansas, a 130-room Hampton Inn located in Dallas, Texas, a 160-room Holiday Inn located in Winston-Salem, North Carolina and a 132-room Hampton Inn located in Denver, Colorado. The average age of these hotels was approximately 21 years. The parcel of land was previously held for hotel development and was located in Sandy, Utah. We utilized the net proceeds from these dispositions to pay down existing long-term debt. We realized a gain of approximately $4.5 million on the sale of the Scottsdale Hampton Inn and sold the other six hotels and the parcel of land for a net gain of approximately $645,000, after recognizing earlier impairment losses. The operations for these seven hotels have been reclassified to discontinued operations in the accompanying consolidated statements of operations for all periods presented.

During 2006, 2005 and 2004, we invested approximately $51.1 million, $31.1 million and $25.3 million, respectively, to fund capital improvements in our hotels, including replacement of carpets, drapes, furniture and equipment, renovation of common areas and improvements of hotel exteriors. In 2007, we expect to fund approximately $90.0 million to $100.0 million of capital improvements to our hotels, with approximately $55.0 million to $60.0 million representing the conversion of our 18 AmeriSuites hotels to Hyatt Place hotels, as discussed beginning on page 33, and approximately $18 million representing major refurbishment projects to more than 10 of our hotels, primarily related to brand enhancements. Hyatt will be performing the conversion of our 18 AmeriSuites hotels to Hyatt Place hotels pursuant to a project management agreement. We intend to fund such improvements out of our cash flows from operations, current cash balances and borrowings under our Line of Credit. Under our franchise agreements, we are periodically required to make capital improvements in order to maintain our brand standards. Additionally, under certain of our loan covenants, we are generally obligated to fund 4% of total hotel revenues per quarter on a cumulative basis, to a separate room renovation account for replacement of furniture, fixtures and equipment, maintenance, and capital improvements for our hotels. For 2006, the amounts expended exceeded, in the aggregate, the amounts required under our loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts.

During 2006, we received approximately $1.3 million in insurance proceeds related to a hurricane claim at one of our hotels. We utilized the net proceeds primarily to repay outstanding borrowings under our Line of Credit. In conjunction with receiving the insurance proceeds, we recorded approximately $580,000 of a non-cash impairment loss related to the write-down of certain furniture, fixtures and equipment as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

In November 2005, we completed an aggregate of $73.5 million in collateralized financing under seven individual loan agreements. Each loan bears interest at a fixed rate of 5.44% per annum, with principal and interest payments due monthly until maturity on December 1, 2015, based on a 25-year amortization schedule. The individual loans are secured by seven of the Company's hotels. We used the proceeds from these loans to repay outstanding borrowings under our Line of Credit.

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

During 2005, we incurred approximately $245,000 in fees associated with an unsecured debt offering that has been indefinitely postponed due to market conditions. These fees were recorded as a component of interest expense, net in the accompanying consolidated statement of operations.

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

During 2005, we sold three hotels, previously classified as held for sale, for approximately $9.0 million, including approximately $6.9 million in cash (after selling costs of approximately $440,000) and the assumption of a $1.7 million note receivable. The note receivable bears interest at 6.5% for five years and 7.5% thereafter until maturity on September 30, 2012. The note receivable is on a twenty-year amortization schedule, and principal and interest is due monthly with a balloon payment due at maturity. We utilized the net proceeds to pay down existing long-term debt.

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

REITs are subject to a number of organizational and operational requirements. For example, for federal income tax purposes, we are required to pay distributions of at least 90% of our taxable income to shareholders. We intend to pay these distributions from operating cash flows. During 2006, our Partnership declared distributions of an aggregate of approximately $46.7 million to its limited partners, or $0.84 per unit (including approximately $46.0 million of distributions to the Company to fund distributions to our shareholders of $0.84 per share). Additionally, during 2006, we declared approximately $7.5 million and $4.2 million in dividends related to our 8.75% Series B cumulative preferred stock and 8.00% Series C cumulative preferred stock, respectively. We expect to make future quarterly distributions to our shareholders. The amount of our future distributions will be based upon quarterly operating results, economic conditions, capital requirements, the Internal Revenue Code's annual REIT distribution requirements, leverage restrictions imposed by our Line of Credit and other factors which our Board deems relevant.

We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term collateralized and uncollateralized borrowings, the issuance of additional debt and equity securities, or, in connection with acquisitions of hotel properties, the issuance of Partnership units. Our ability to raise capital through the issuance of debt and equity securities is dependent upon market conditions.

Under our Partnership's limited partnership agreement, subject to certain holding period requirements, holders of units in our Partnership have the right to require the Partnership to redeem their units. During 2006, approximately 482,000 units were tendered for redemption. Under the Partnership agreement, we have the option to redeem units tendered for redemption on a one-for-one basis for shares of common stock or for an equivalent amount of cash. In 2006, all 482,000 units were redeemed for shares of our common stock.

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

The following reconciliation of net income applicable to common shareholders to FFO illustrates the difference in these measures of operating performance (in thousands):
	For the Years Ended December 31,
	2006	2005	2004
Net income (loss) applicable to common shareholders	$9,303	$6,851	$(3,464)

Add (subtract):
(Gain) loss on sale of hotel properties	(5,117)	(625)	(47)
Minority interests (income) expenses	173	195	(91)
Depreciation	54,002	45,746	37,755
Depreciation from discontinued operations	783	2,667	3,415

Funds From Operations (FFO) (1)	$59,144	$54,834	$37,568

Weighted average number of diluted common shares and Partnership units outstanding	55,616	54,931	47,005

(1) For 2006, FFO includes a non-cash loss on impairment of hotels of approximately $12.5 million. For 2005, FFO includes a non-cash loss on impairment of hotels of approximately $7.8 million and approximately $245,000 in fees associated with an unsecured debt offering, included as a component of interest expense, net in the accompanying consolidated statement of operations, that has been indefinitely postponed due to market conditions. For 2004, FFO includes a non-cash loss on impairment of a hotel of approximately $1.9 million and a debt prepayment penalty of approximately $300,000, included as a component of interest expense, net in the accompanying consolidated statement of operations.

CONTRACTUAL OBLIGATIONS

We have obligations and commitments to make future payments under debt, construction and operating lease contracts. The following schedule details these obligations at December 31, 2006 (in thousands):

		Within			After
	Total	1 year	2-3 years	4-5 years	5 years

Long-term debt- principal	$630,074	$58,470	$120,111	$198,692	$252,801
Interest expense (1)	219,293	42,629	72,554	43,230	60,880
Hotel capital improvements	72,348	72,348	-	-	-
Operating leases	14,132	1,007	1,888	1,532	9,705

Total contractual obligations	$935,847	$174,454	$194,553	$243,454	$323,386

(1) Interest expense is estimated using current scheduled payments for all amortizing debt and the 2006 year-end interest rate and balance for our Line of Credit.

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

We also maintain certain contractual agreements with property managers and franchisors that require us to pay fees in conjunction with operating our hotels. Generally, the amounts payable under these agreements are dependent upon the operating results of our hotels. The following schedule details these fees for the years ended December 31 (in thousands):

	2006	2005	2004

Management fees	$11,247	$8,840	$5,581
Franchisor related fees	23,636	20,371	15,096

Total fees	$34,883	$29,211	$20,677

RECENT ACCOUNTING PRONOUNCEMENTS

Note 15 of the Notes to Consolidated Financial Statements discusses the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards affects our financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements.

MANAGEMENT CONTRACTS

Our management agreements with Hyatt, which purchased the AmeriSuites brand in January 2005 from the Blackstone Group, which purchased the brand from Prime Hospitality Corporation in October 2004, are structured to provide the TRS Lessees minimum net operating income at each of our 18 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of our 18 AmeriSuites hotels. As the manager, Hyatt's subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, as defined, to a maximum of 6.5% of gross hotel revenues. If the management fee calculation exceeds 6.5% of gross hotel revenues, Hyatt's subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Hyatt's subsidiaries are required to contribute the greater of a predetermined minimum return or the net operating income plus 25% of the shortfall between the threshold amount and the net operating income of the hotel. We record all shortfall contributions as a reduction of base management fees, which are included as a component of direct hotel expenses in the accompanying consolidated statements of operations, when all contingencies related to such amounts have been resolved. The minimum net operating income guarantee agreements are set to expire in 2007 and 2008. For 2006, 2005 and 2004, we recorded approximately $3.7 million, $3.7 million and $4.8 million, respectively, in minimum income guarantees from Hyatt as a reduction of our base management fee expense in the accompanying consolidated statements of operations.

In October 2006, we entered into a master agreement (the “Master Agreement”) with affiliates of Hyatt whereby we have agreed to renovate and convert our 18 AmeriSuites branded hotels into Hyatt Place hotels at an estimated total conversion cost of $55.0 million to $60.0 million for all of the hotels. Hyatt will be performing the conversion of our 18 AmeriSuites hotels to Hyatt Place hotels pursuant to a project management agreement. After full conversion of the hotels to Hyatt Place hotels, we expect to have a total investment in these hotels of approximately $245.0 million to $250.0 million. In connection with the Master Agreement, we have agreed to amend the current management agreements and to execute new franchise and management agreements following conversion. In summary:

Upon conversion to Hyatt Place hotels, the Company and Hyatt will enter into 18 new Hyatt Place management agreements with 10-year terms and 18 new Hyatt Place franchise agreements with 20-year terms pursuant to which, among other things:

•
Each hotel will pay a franchise fee (4%) and management fee (3%) based on hotel revenue. The payment of the franchise and management fees will be subject to each hotel earning a 9.5% preferred return on total hotel investment, at cost, and including the conversion costs (“Total Hotel Investment”). In the event a hotel does not achieve the 9.5% preferred return, the franchise and management fees will be reduced by the amount of the shortfall. The 9.5% preferred return, as defined, will be calculated as hotel net operating income minus real estate taxes, property insurance and a maintenance capital reserve, divided by Total Hotel Investment. The 9.5% preferred return shall be calculated annually. Hyatt will also receive an incentive management fee equal to 10% of adjusted net operating income, as defined, in excess of the 9.5% preferred return, and after the payment of full franchise and management fees.

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

•	During the hotel conversion, the minimum return, as defined, shall be increased by 9.5% of our conversion costs paid during the construction period.

•
If the hotels are not converted by the expiration of the Guarantee Termination Date, subject to the 150-day extension discussed above, the minimum income guarantees shall expire and each hotel will pay a franchise fee (4%) and a management fee (3%) based on hotel revenue. The payment of the franchise and management fees will be subject to each hotel earning a 9.5% preferred return similar to the calculation discussed above. Hyatt will also receive an incentive management fee equal to 10% of adjusted net operating income, as defined, in excess of the 9.5% preferred return, and after the payment of full franchise and management fees.

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

Investment in Hotel Properties

We record an impairment charge when we believe an investment in a hotel has been impaired such that future undiscounted cash flows would not recover the book basis of the hotel property, or the hotel is being held for sale and a loss is anticipated. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby possibly requiring an impairment charge in the future. During 2006, we recorded approximately $11.9 million of non-cash impairment losses related to five hotels in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," based on the estimated net realizable value of the assets over their remaining estimated holding periods. At December 31, 2006, three of the hotels have been sold. Accordingly, under the Company’s accounting policy, the non-cash impairment losses of approximately $6.7 million related to the three hotels have been reclassified, along with operations for all periods presented, to discontinued operations. Impairments of hotels not held for sale are recorded as a component of continuing operations in the accompanying consolidated statements of operations. The five impaired hotels have an average age of approximately 24 years. Additionally, in 2006 we recorded a non-cash impairment loss of approximately $580,000 related to the write-down of certain furniture, fixtures and equipment at one of our hotels after receiving insurance proceeds related to a hurricane.

We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less estimated costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For 2006, we did not realize any losses on impairments of hotels held for sale, other than the $6.7 million in non-cash impairment losses reclassified as discussed above. For 2005 and 2004, we recorded a loss on impairment of hotels held for sale of approximately $7.8 million and $1.9 million, respectively. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying consolidated statements of operations.

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

Earnings and profits, which will determine the taxability of distributions to our shareholders, will differ from net income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives and methods used to compute depreciation.

Distributions made to shareholders in 2006, 2005 and 2004 are considered to be approximately 53%, 0% and 15% return of capital, respectively, for federal income tax purposes.

Our TRS Lessees continue to accumulate net operating losses primarily due to the lease payments that our TRS Lessees pay to their respective lessors, in conjunction with our assumption of the operating leases from several of our independent management companies in 2001. As a result of these continued losses, we continue to record a valuation allowance for the full amount of our deferred income tax asset, which at December 31, 2006, was approximately $25.5 million. Our net operating loss carryforwards will expire in years beginning after 2021.

OTHER DEVELOPMENTS

Acquisitions

During 2006, we purchased 13 hotels for approximately $159.2 million related to previously announced acquisitions. The hotels were purchased from several hotel developers. These hotels represent a combined 1,526 rooms and have an average age of approximately nine years. We funded these acquisitions primarily through $57.9 million in net cash proceeds from a February 2006 issuance of our Series C cumulative preferred stock, the assumption of approximately $38.3 million in collateralized long-term debt and approximately $63.0 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note premium of approximately $2.0 million to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

The hotel acquisitions that we completed in 2006 are as follows:

Hotel	Location	Rooms/ Suites	Date Acquired

SpringHill Suites by Marriott	Sarasota, Florida	84	January 17, 2006
TownePlace Suites by Marriott	Savannah, Georgia	95	January 17, 2006
Courtyard by Marriott	Orlando, Florida	112	February 16, 2006
Residence Inn by Marriott	Tampa, Florida	78	February 16, 2006
Residence Inn by Marriott	Mobile, Alabama	66	April 24, 2006
Embassy Suites by Hilton	Orlando, Florida	246	June 22, 2006
Fairfield Inn & Suites by Marriott	Atlanta, Georgia	144	August 3, 2006
SpringHill Suites by Marriott	Houston, Texas	122	August 3, 2006
SpringHill Suites by Marriott	San Antonio, Texas	112	August 3, 2006
Courtyard by Marriott	Lexington, Kentucky	90	December 7, 2006
Courtyard by Marriott	Louisville, Kentucky	140	December 13, 2006
SpringHill Suites by Marriott	Lexington, Kentucky	108	December 15, 2006
Hilton Garden Inn	Rio Rancho, New Mexico	129	December 22, 2006

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

Additional Long-Term Debt

In November 2006, we completed an aggregate of $95.0 million in collateralized financing under eight individual loan agreements. Each loan bears interest at a fixed rate of 5.865% per annum, with principal and interest payments due monthly until maturity on December 1, 2016, based on a 30-year amortization schedule. The individual loans are collateralized by eight of the Company's hotels. We used the proceeds from these loans primarily to repay outstanding borrowings under our Line of Credit.

In September 2006, we entered into a new unsecured Line of Credit for $150.0 million, subject to certain restrictions. The Line of Credit allows us, subject to certain lender approval, to extend the borrowing capacity up to $250.0 million. The Line of Credit bears interest at LIBOR plus 1.25% to 1.88% per annum as determined by our quarterly leverage and the facility matures in September 2010 but may be extended at our option for an additional year. At December 31, 2006, the interest rate on our Line of Credit was LIBOR (5.32% at December 29, 2006) plus 1.25%. Commitment fees ranging from 0.15% to 0.25% per annum, as determined by our average daily unused facility amount, are paid quarterly. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a fixed charge test and a leverage test, among other covenants. At December 31, 2006, we were in compliance with all covenants required by our Line of Credit. This new Line of Credit replaced our prior $125.0 million secured Line of Credit.

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

Long-Lived Asset Impairments and Hotel Sales

During 2006, we recorded approximately $11.9 million of non-cash impairment losses related to five hotels in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," based on the estimated net realizable value of the assets over their remaining estimated holding periods. At December 31, 2006, three of the hotels have been sold. Accordingly, under the Company’s accounting policy, the non-cash impairment losses of approximately $6.7 million related to the three hotels have been reclassified, along with operations for all periods presented, to discontinued operations. Impairments of hotels not held for sale are recorded as a component of continuing operations in the accompanying consolidated statements of operations. The five impaired hotels have an average age of approximately 24 years. Additionally, in 2006 we recorded a non-cash impairment loss of approximately $580,000 related to the write-down of certain furniture, fixtures and equipment at one of our hotels after receiving insurance proceeds related to a hurricane.

Subsequent Events

On February 12, 2007, we announced our entry into a definitive agreement to acquire a 140-room Courtyard hotel in Chicago, Illinois for approximately $13.9 million, which will be funded through the assumption of approximately $5.7 million in long-term debt and borrowings under our Line of Credit. We expect to complete this acquisition by the end of the first quarter of 2007.

On December 11, 2006, we announced our entry into a definitive agreement to acquire two hotels in Austin, Texas, a 104-room SpringHill Suites and a 122-room Hilton Garden Inn. The combined purchase price for the two hotels is approximately $16.4 million, which will be funded through borrowings under our Line of Credit. We expect to complete this acquisition by the end of the first quarter of 2007.

On October 10, 2006, we announced our entry into a definitive agreement to purchase four hotels, subject to the completion of customary due diligence, for an aggregate of approximately $53.8 million. By February 2007, we finalized the purchase of three of the four hotels, a Courtyard and a SpringHill Suites located in Lexington, Kentucky, and a Courtyard located in Louisville, Kentucky. The acquisition of the remaining hotel, a Residence Inn located in Lexington, Kentucky is expected to be completed by the end of the first quarter of 2007. The four hotels include an aggregate of 429 rooms.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to certain financial market risks, the most predominant of which is the fluctuation in LIBOR and other market index interest rates. At December 31, 2006, our exposure to market risk for a change in interest rates is related to our debt outstanding under the Line of Credit. Total debt outstanding under our Line of Credit was approximately $25.0 million at December 31, 2006. Our $50.0 million in trust preferred securities bear interest at a fixed rate of 6.93% per annum until 2010 and then bear interest at LIBOR plus 2.85% per annum thereafter. Our remaining indebtedness bears interest at fixed rates. As discussed below, we seek to manage our interest rate risks by maintaining an interest rate swap agreement for a notional amount of $25.0 million. The Company does not enter into derivative or interest rate transactions for speculative purposes.

Our Line of Credit bears interest at a variable rate of LIBOR plus 1.25% to 1.88% per annum as determined by our quarterly leverage. At December 31, 2006, our interest rate on our Line of Credit was LIBOR (5.32% at December 29, 2006) plus 1.25%. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings under our Line of Credit through the use of an interest rate swap, in order to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. We also regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuation.

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

Our Line of Credit matures in September 2010, but may be extended at our option for an additional year. As discussed above, our Line of Credit bears interest at variable rates, and therefore, cost approximates market value. At December 31, 2006, the fair value of our interest rate swap was an asset of approximately $516,000.

Our operating results are affected by changes in interest rates, primarily as a result of borrowings under our Line of Credit. If interest rates increased by 60 basis points, our interest expense would have increased by approximately $95,000, based on balances outstanding during 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)	Financial Statements:

The following financial statements are located in this report on the pages indicated.

(b)	Supplementary Data:

Quarterly Financial Information

Unaudited quarterly results for 2006 and 2005 are summarized as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

2006
Revenue	$92,125	$99,455	$101,290	$92,758
Operating income	15,075	16,470	19,874	10,131
Net income (loss) applicable to common shareholders	(3,302)	8,563	7,255	(3,213)
Net income (loss) per common share, basic and diluted	(0.06)	0.16	0.13	(0.06)

2005
Revenue	$70,779	$81,859	$86,585	$81,417
Operating income	11,763	16,875	17,316	11,064
Net income (loss) applicable to common shareholders	1,766	3,213	6,724	(4,852)
Net income (loss) per common share, basic and diluted	0.03	0.06	0.12	(0.09)

Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year. In the first and second quarters of 2006, we recorded charges for impairments of approximately $8.9 million and $3.0 million, respectively, in accordance with SFAS No. 144, related to five hotels, based on the estimated net realizable value of the assets over their remaining estimated holding periods. Three of these hotels were sold during 2006. The non-cash impairment loss of approximately $6.7 million related to these three hotels has been reclassified, along with operations for all periods presented, to discontinued operations. In the second quarter of 2006, we also realized a gain of approximately $4.5 million on the sale of a Hampton Inn hotel located in Scottsdale, Arizona. Additionally, we recorded a non-cash impairment loss of approximately $580,000 in the fourth quarter of 2006, related to the write-down of certain furniture, fixtures and equipment at one of our hotels after receiving insurance proceeds related to a hurricane. In the second and fourth quarters of 2005, we recorded charges for impairments of approximately $3.5 million and $4.3 million, respectively, in accordance with SFAS No. 144, related to four hotels and a parcel of land held for hotel development, based on estimated net realizable value. One of these hotels was sold in August 2005. The other three hotels and the parcel of land were sold during 2006. The non-cash impairment loss of approximately $7.8 million related to these five assets has been reclassified, along with operations for all periods presented, to discontinued operations. We have accounted for the operations of these seven hotels as discontinued operations in each of the 2006 and 2005 quarters presented above. Reclassification of revenues to discontinued operations for each of the quarters presented above is as follows (in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006	$1,941	$598	-	-
2005	1,576	621	-	-

Management's Report on
Internal Control over Financial Reporting

Management of Equity Inns, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company's transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2006, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, have issued an attestation report on management's assessment of internal control over financial reporting as of December 31, 2006, a copy of which appears on the next page of this annual report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Equity Inns, Inc.:

We have completed integrated audits of Equity Inns, Inc.'s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Equity Inns, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in "Management's Report on Internal Control Over Financial Reporting," appearing on page 42, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

/s/ PricewaterhouseCoopers LLP

Memphis, Tennessee
February 27, 2007

EQUITY INNS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2006	2005
Assets:
Investment in hotel properties, at cost	$1,409,508	$1,270,566
Accumulated depreciation	(318,189)	(292,333)
Investment in hotel properties, net	1,091,319	978,233
Cash and cash equivalents	7,484	6,556
Accounts receivable, net of doubtful accounts of $200 and $175, respectively	7,767	8,960
Interest rate swaps	516	877
Notes receivable, net	1,896	1,688
Deferred expenses, net	13,286	11,927
Deposits and other assets, net	15,014	17,595

Total Assets	$1,137,282	$1,025,836

Liabilities and Shareholders' Equity:
Long-term debt	$635,365	$557,475
Accounts payable and accrued expenses	42,445	39,204
Distributions payable	14,855	10,674
Minority interests in Partnership	4,853	8,363

Total Liabilities	697,518	615,716

Commitments and contingencies

Shareholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 share authorized:
Series B, 8.75%, $.01 par value, 3,450,000 and 3,450,000 shares issued and outstanding	83,524	83,524
Series C, 8.00%, $.01 par value, 2,400,000 and 0 shares issued and outstanding	57,862	-
Common stock, $.01 par value, 100,000,000 shares authorized, 54,735,137 and 54,001,708 shares issued and outstanding	547	540
Additional paid-in capital	574,238	568,307
Unearned directors’ and officers’ compensation	-	(2,815)
Distributions in excess of net earnings	(276,923)	(240,313)
Unrealized gain on interest rate swaps	516	877

Total Shareholders' Equity	439,764	410,120

Total Liabilities and Shareholders' Equity	$1,137,282	$1,025,836

The accompanying notes are an integral part of these consolidated financial statements.

EQUITY INNS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004

Revenue:
Room revenue	$370,801	$307,594	$230,088
Other hotel revenue	14,827	13,046	11,358
Total hotel revenues	385,628	320,640	241,446

Operating expenses:
Direct hotel expenses	211,884	178,167	134,550
Other hotel expenses	11,491	9,815	8,244
Depreciation	54,002	45,746	37,755
Property taxes, rental expense and insurance	24,944	20,184	16,881
General and administrative expenses	15,965	9,710	8,206
Loss on impairment of hotels	5,792	-	-
Total operating expenses	324,078	263,622	205,636

Operating income	61,550	57,018	35,810

Interest expense, net	40,021	35,469	28,635

Income from continuing operations before minority interests and income taxes	21,529	21,549	7,175

Minority interests income (expense)	(173)	(195)	91
Deferred income tax benefit (expense)	-	-	-

Income from continuing operations	21,356	21,354	7,266

Discontinued operations:
Gain (loss) on sale of hotel properties	5,117	625	47
Loss on impairment of hotels held for sale	(6,690)	(7,750)	(1,883)
Income (loss) from operations of discontinued operations	1,254	169	(1,347)
Income (loss) from discontinued operations	(319)	(6,956)	(3,183)

Net income	21,037	14,398	4,083

Preferred stock dividends	(11,734)	(7,547)	(7,547)

Net income (loss) applicable to common shareholders	$9,303	$6,851	$(3,464)

Net income (loss) per share data:
Basic and diluted income (loss) per share:
Continuing operations	$0.18	$0.26	$(0.01)
Discontinued operations	(0.01)	(0.13)	(0.07)

Net income (loss) per common share	$0.17	$0.13	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	54,601	53,523	45,800

The accompanying notes are an integral part of these consolidated financial statements.

EQUITY INNS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2006	2005	2004

Net income	$21,037	$14,398	$4,083
Unrealized gain (loss) on interest rate swaps	(361)	996	812

Comprehensive income	$20,676	$15,394	$4,895

The accompanying notes are an integral part of these consolidated financial statements.

EQUITY INNS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)

						Unearned		Unrealized
					Additional	Directors’	Distributions	Gain (Loss)
	Preferred Stock		Common Stock		Paid-In	and Officers'	In Excess of	on Interest
	Shares	Dollars	Shares	Dollars	Capital	Compensation	Net Earnings	Rate Swaps	Total

Balance at December 31, 2003	3,450	$83,524	42,558	$426	$458,525	$(123)	$(185,035)	$(931)	$356,386

Issuance of common shares, net of offering expenses			8,066	81	74,524				74,605

Issuance of common shares to officers in lieu of cash bonus			48	1	439				440

Issuance of restricted common shares to officers			405	4	2,868	(2,872)			-

Forfeitures of restricted common shares by officers			(6)		(37)	37			-

Issuance of common shares to directors in lieu of cash compensation			17		161				161

Amortization of unearned officers' and directors' compensation						747			747

Issuance of common shares upon redemption of Partnership units			36		228				228

Net loss applicable to common shareholders							(3,464)		(3,464)

Distributions ($.52 per share)							(24,006)		(24,006)

Unrealized gain on interest rate swaps								812	812

Adjustments to minority interests from issuance of common stock, preferred stock and Partnership units					523				523

Balance at December 31, 2004	3,450	83,524	51,124	512	537,231	(2,211)	(212,505)	(119)	406,432

Issuance of common shares, net of offering expenses			2,700	27	28,535				28,562

Issuance of common shares to officers in lieu of cash bonus			51		553				553

Issuance of restricted common shares to officers and directors			89	1	2,131	(2,132)			-

Issuance of common shares to directors in lieu of cash compensation			16		201				201

Amortization of unearned officer’s and directors’ compensation						1,528			1,528

Issuance of common shares upon redemption of Partnership units			22		143				143

EQUITY INNS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)

						Unearned		Unrealized
					Additional	Directors’	Distributions	Gain (Loss)
	Preferred Stock		Common Stock		Paid-In	and Officers'	In Excess of	on Interest
	Shares	Dollars	Shares	Dollars	Capital	Compensation	Net Earnings	Rate Swaps	Total

Repurchase of Partnership units					(912)				(912)

Net income applicable to common shareholders							6,851		6,851

Distributions ($.64 per share)							(34,659)		(34,659)

Unrealized gain on interest rate swaps								996	996

Adjustments to minority interests from issuance of common stock, preferred stock and Partnership units					425				425

Balance at December 31, 2005	3,450	83,524	54,002	540	568,307	(2,815)	(240,313)	877	410,120

Reclassification upon the adoption of SFAS No. 123R					(2,815)	2,815			-

Issuance of common shares upon exercise of options			10		93				93

Issuance of common shares to officers in lieu of cash bonus			33		534				534

Issuance of Series C Preferred Stock, net of offering expenses	2,400	57,862							57,862

Issuance of restricted common shares to officers and directors			188	2	(2)				-

Issuance of common shares to directors in lieu of cash compensation			20		314				314

Amortization of unearned officers’ and directors’ compensation					4,946				4,946

Issuance of common shares upon redemption of Partnership units			482	5	2,861				2,866

Net income applicable to common shareholders							9,303		9,303

Distributions ($.84 per share)							(45,913)		(45,913)

Unrealized loss on interest rate swaps								(361)	(361)

Balance at December 31, 2006	5,850	$141,386	54,735	$547	$574,238	$ -	$(276,923)	$516	$439,764

The accompanying notes are an integral part of these consolidated financial statements.

EQUITY INNS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$21,037	$14,398	$4,083
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of hotel properties	(5,117)	(625)	(47)
Loss on impairment of hotels	12,482	7,750	1,883
Depreciation	54,002	45,746	37,755
Depreciation of discontinued operations	783	2,667	3,415
Amortization of loan costs and franchise fees	2,462	2,575	1,971
Amortization of mortgage note premium	(2,165)	(1,645)	(454)
Non-cash stock-based compensation	5,260	1,728	845
Provision for doubtful accounts	25	-	-
Minority interests (income) expense	173	195	(91)
Changes in operating assets and liabilities:
Accounts receivable	1,168	(1,417)	(2,474)
Deposits and other assets	(676)	(4,158)	(7,354)
Accounts payable and accrued expenses	3,775	9,392	7,893
Other	92	(20)	183
Net cash provided by operating activities	93,301	76,586	47,608

Cash flows from investing activities:
Improvements and additions to hotel properties	(51,082)	(31,126)	(25,345)
Acquisition of hotel properties, excluding long-term debt assumed and the issuance of Partnership units	(120,883)	(106,924)	(135,604)
Payments for franchise applications	(787)	(877)	(812)
Notes receivable	43	12	5,285
Net proceeds from sale of hotel properties	38,263	6,854	9,940
Net cash used in investing activities	(134,446)	(132,061)	(146,536)

Cash flows from financing activities:
Gross proceeds from public offering of common stock	-	29,835	76,963
Gross proceeds from issuance of Series C Preferred Stock	60,000	-	-
Payment of offering expenses	(2,138)	(1,273)	(2,396)
Distributions paid	(54,283)	(40,518)	(31,085)
Redemption of Partnership units	-	(4,137)	-
Payments for loan costs	(3,229)	(4,954)	(1,574)
Proceeds from borrowings	284,650	287,615	180,462
Payments on long-term debt	(242,927)	(211,528)	(124,652)

Net cash provided by financing activities	42,073	55,040	97,718

Net increase (decrease) in cash	928	(435)	(1,210)
Cash and cash equivalents at beginning of period	6,556	6,991	8,201

Cash and cash equivalents at end of period	$7,484	$6,556	$6,991

Supplemental cash flow information:
Cash paid for interest	$38,272	$32,914	$27,236

The accompanying notes are an integral part of these consolidated financial statements.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In these footnotes, the words "Company", "Equity Inns", "we", "our", and "us" refer to Equity Inns, Inc., a Tennessee corporation, and its consolidated subsidiaries, unless otherwise stated or the context requires otherwise.

1.	Organization

Equity Inns is a hotel real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at December 31, 2006 owned an approximate 98% interest in the Partnership.

Our hotel properties are leased to our wholly-owned taxable REIT subsidiaries (the "TRS Lessees"). Our hotel properties are managed by independent third parties. At December 31, 2006, the independent managers of our hotels are as follows:

Number of Hotels

Interstate Hotels & Resorts, Inc.	41
Hyatt Corporation	18
McKibbon Hotel Group	23
Hilton Hotels Corporation	13
Other (11)	34

129

Our management agreements with Hyatt, which purchased the AmeriSuites brand in January 2005 from the Blackstone Group, which purchased the brand from Prime Hospitality Corporation in October 2004, are structured to provide the TRS Lessees minimum net operating income at each of our 18 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of our 18 AmeriSuites hotels. As the manager, Hyatt's subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, as defined, to a maximum of 6.5% of gross hotel revenues. If the management fee calculation exceeds 6.5% of gross hotel revenues, Hyatt's subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Hyatt's subsidiaries are required to contribute the greater of a predetermined minimum return or the net operating income plus 25% of the shortfall between the threshold amount and the net operating income of the hotel. We record all shortfall contributions as a reduction of base management fees, which are included as a component of direct hotel expenses in the accompanying consolidated statements of operations, when all contingencies related to such amounts have been resolved. The minimum net operating income guarantee agreements are set to expire in 2007 and 2008. For 2006, 2005 and 2004, we recorded approximately $3.7 million, $3.7 million and $4.8 million respectively, in minimum income guarantees from Hyatt as a reduction of our base management fee expense in the accompanying consolidated statements of operations.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Organization, Continued

In October 2006, we entered into a master agreement (the “Master Agreement”) with affiliates of Hyatt whereby we have agreed to renovate and convert our 18 AmeriSuites branded hotels into Hyatt Place hotels at an estimated total conversion cost of $55.0 million to $60.0 million for all of the hotels. Hyatt will be performing the conversion of our 18 AmeriSuites hotels to Hyatt Place hotels pursuant to a project management agreement. After full conversion of the hotels to Hyatt Place hotels, we expect to have a total investment in these hotels of approximately $245.0 million to $250.0 million. In connection with the Master Agreement, we have agreed to amend the current management agreements and to execute new franchise and management agreements following conversion. In summary:

Upon conversion to Hyatt Place hotels, the Company and Hyatt will enter into 18 new Hyatt Place management agreements with 10-year terms and 18 new Hyatt Place franchise agreements with 20-year terms pursuant to which, among other things:

•
Each hotel will pay a franchise fee (4%) and management fee (3%) based on hotel revenue. The payment of the franchise and management fees will be subject to each hotel earning a 9.5% preferred return on total hotel investment, at cost, and including the conversion costs (“Total Hotel Investment”). In the event a hotel does not achieve the 9.5% preferred return, the franchise and management fees will be reduced by the amount of the shortfall. The 9.5% preferred return, as defined, will be calculated as hotel net operating income minus real estate taxes, property insurance and a maintenance capital reserve, divided by Total Hotel Investment. The 9.5% preferred return shall be calculated annually. Hyatt will also receive an incentive management fee equal to 10% of adjusted net operating income, as defined, in excess of the 9.5% preferred return, and after the payment of full franchise and management fees.

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

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Organization, Continued

•
If the hotels are not converted to Hyatt Place hotels before the Guarantee Termination Date, the minimum income guarantees will be extended until the earlier of: (i) the date of conversion of the hotel or (ii) 150 days after the existing Guarantee Termination Date.

•	During the hotel conversion, the minimum return, as defined, shall be increased by 9.5% of our conversion costs paid during the construction period.

•
If the hotels are not converted by the expiration of the Guarantee Termination Date, subject to the 150-day extension discussed above, the minimum income guarantees shall expire and each hotel will pay a franchise fee (4%) and a management fee (3%) based on hotel revenue. The payment of the franchise and management fees will be subject to each hotel earning a 9.5% preferred return similar to the calculation discussed above. Hyatt will also receive an incentive management fee equal to 10% of adjusted net operating income, as defined, in excess of the 9.5% preferred return, and after the payment of full franchise and management fees.

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

Investment in Hotel Properties

Our hotel properties are recorded at cost. We compute depreciation using the straight-line method over the estimated useful lives of the assets which range from 5 to 40 years for buildings and components and 5 to 7 years for furniture, fixtures and equipment.

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

We record an impairment charge when we believe an investment in a hotel has been impaired such that future undiscounted cash flows would not recover the book basis of the hotel property, or the hotel is being held for sale and a loss is anticipated. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby possibly requiring an impairment charge in the future. During 2006, we recorded approximately $11.9 million of non-cash impairment losses related to five hotels in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," based on the estimated net realizable value of the assets over their remaining estimated holding periods. At December 31, 2006, three of the hotels have been sold. Accordingly, under the Company’s accounting policy, the non-cash impairment losses of approximately $6.7 million related to the three hotels have been reclassified, along with operations for all periods presented, to discontinued operations. Impairments of hotels not held for sale are recorded as a component of continuing operations in the accompanying consolidated statements of operations. The five impaired hotels have an average age of approximately 24 years. Additionally, in 2006 we recorded a non-cash impairment loss of approximately $580,000 related to the write-down of certain furniture, fixtures and equipment at one of our hotels after receiving insurance proceeds related to a hurricane.

We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less estimated costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For 2006, we did not realize any losses on impairments of hotels held for sale, other than the $6.7 million in non-cash impairment losses reclassified as discussed above. For 2005 and 2004, we recorded a loss on impairment of hotels held for sale of approximately $7.8 million and $1.9 million, respectively. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying consolidated statements of operations.

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

We record amortization of loan fees and other costs incurred in issuing debt by using the straight-line method, which approximates the interest method, over the term of the related debt. Accumulated amortization of deferred expenses totaled approximately $7.4 million and $9.4 million at December 31, 2006 and 2005, respectively.

Deposits and Other Assets

Deposits include escrow deposits relating to our mortgage debt, deferred compensation assets held for our officers, amounts due from an insurance carrier relating to hurricane losses and other hotel assets.

Inventories

Inventories consist primarily of linens and food and beverage items that are recorded at the lower of cost or market as a component of deposits and other assets in the accompanying consolidated balance sheets.

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

When a guest redeems accumulated frequent guest points at one of our hotels, the hotel bills the sponsor for the services provided in redemption of such points and records revenue in the amount of the charges billed to the sponsor. Associated with the frequent guest programs, we have no loss contingencies or ongoing obligation beyond what is paid to the brand owner at the time of the guest's stay.

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

Advertising and Marketing

In accordance with the AICPA's Statement of Position ("SOP") No. 93-7, "Reporting on Advertising Costs," we expense advertising and marketing costs as incurred or as the advertising takes place. We recorded approximately $18.0 million, $15.8 million and $12.9 million in 2006, 2005 and 2004, respectively, in advertising and marketing costs.

Minority Interests

Minority interests in our Partnership represent the limited partners' proportionate share of the equity of the Partnership. Income and losses are allocated to minority interests based on weighted average percentage ownership each fiscal quarter.

Income Taxes

We have elected to be treated as a REIT under the Internal Revenue Code. Under this status, income from the REIT is not subject to federal income taxes, provided that certain circumstances are satisfied, the most restrictive being that at least 90% of our taxable income is paid out as distributions to our shareholders. We do, however, maintain TRS Lessees that are subject to federal and state income taxes. The TRS Lessees maintain leases with subsidiaries of Equity Inns, as parent, that provide for certain rents to be paid to us. As the TRS Lessees are subject to income taxes, we account for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, we use the asset and liability method

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Summary of Significant Accounting Policies, Continued

under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases within the TRS Lessees.

Earnings and profits, which will determine the taxability of distributions to our shareholders, will differ from net income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives and methods used to compute depreciation.

Distributions made to shareholders in 2006, 2005 and 2004 are considered to be approximately 53%, 0% and 15% return of capital, respectively, for federal income tax purposes.

Our TRS Lessees continue to accumulate net operating losses primarily due to the lease payments that our TRS Lessees pay to their respective lessors, in conjunction with our assumption of the operating leases from several of our independent management companies in 2001. As a result of these continued losses, we continue to record a valuation allowance for the full amount of our deferred income tax asset, which at December 31, 2006, was approximately $25.5 million. Our net operating loss carryforwards will expire in years beginning after 2021.

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

Stock-Based Compensation

At December 31, 2006, we have two stock-based employee and director compensation plans. Prior to January 1, 2006, we accounted for our stock-based employee compensation by adopting the recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” under the prospective method as defined in SFAS No. 148. Effective January 1, 2006, we adopted the provisions of SFAS 123(R), “Share-Based Payment.” SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The effects of the adoption of SFAS No. 123(R) on our earnings, financial condition and cash flows are discussed in Note 13.

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

Our interest rate swap contract has been designated as a cash flow hedge. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of this hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

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

No hedge ineffectiveness on cash flow hedges was recognized during 2006, 2005 or 2004.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt.

During 2007, we estimate that an insignificant amount of the change in unrealized gains (losses) from accumulated comprehensive income will be reclassified to interest expense.

Concentration of Credit Risk

At December 31, 2006, we own approximately 5,400 hotel rooms, or approximately 35% of our total hotel rooms, in the South Atlantic region of the United States, which includes approximately 2,900 hotel rooms, or approximately 19% of our total hotel rooms, in the state of Florida.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Summary of Significant Accounting Policies, Continued

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, commercial mortgage bonds, line of credit borrowings, mortgage borrowings and interest rate swap contracts. The carrying values of our commercial mortgage bonds and mortgage borrowings were estimated using discounted cash flow analysis, based on our incremental borrowing rate at December 31, 2006 and 2005, for similar types of borrowing arrangements and the carrying value of such instruments are estimated to be below fair value by approximately $7.3 million and $22.0 million, respectively. Our Line of Credit borrowings bear interest at variable rates and therefore cost approximates fair value. Our interest rate swap contracts are carried at fair value in the accompanying consolidated balance sheets. The fair value of our interest rate swaps is estimated using quotes from the market makers of these instruments and represents the estimated amount that we would expect to receive to terminate the agreements.

3.	Investment in Hotel Properties

Our hotel properties consist of the following at December 31 (in thousands):

	2006	2005

Land	$145,017	$139,257
Buildings and improvements	1,083,756	971,894
Furniture, fixtures and equipment	174,651	149,806
Construction in progress	6,084	9,609
	1,409,508	1,270,566
Less accumulated depreciation	(318,189)	(292,333)

	$1,091,319	$978,233

During 2006, we purchased 13 hotels for approximately $159.2 million related to previously announced acquisitions. The hotels were purchased from several hotel developers. These hotels represent a combined 1,526 rooms and have an average age of approximately nine years. We funded these acquisitions primarily through $57.9 million in net cash proceeds from a February 2006 issuance of our Series C cumulative preferred stock, the assumption of approximately $38.3 million in collateralized long-term debt and approximately $63.0 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note premium of approximately $2.0 million to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investment in Hotel Properties, Continued

The hotel acquisitions that we completed in 2006 are as follows:

Hotel	Location	Rooms /Suites	Date Acquired

SpringHill Suites by Marriott	Sarasota, Florida	84	January 17, 2006
TownePlace Suites by Marriott	Savannah, Georgia	95	January 17, 2006
Courtyard by Marriott	Orlando, Florida	112	February 16, 2006
Residence Inn by Marriott	Tampa, Florida	78	February 16, 2006
Residence Inn by Marriott	Mobile, Alabama	66	April 24, 2006
Embassy Suites by Hilton	Orlando, Florida	246	June 22, 2006
Fairfield Inn & Suites by Marriott	Atlanta, Georgia	144	August 3, 2006
SpringHill Suites by Marriott	Houston, Texas	122	August 3, 2006
SpringHill Suites by Marriott	San Antonio, Texas	112	August 3, 2006
Courtyard by Marriott	Lexington, Kentucky	90	December 7, 2006
Courtyard by Marriott	Louisville, Kentucky	140	December 13, 2006
SpringHill Suites by Marriott	Lexington, Kentucky	108	December 15, 2006
Hilton Garden Inn	Rio Rancho, New Mexico	129	December 22, 2006

Based on our estimate of fair value, we allocated the purchase price of these hotels at December 31, 2006 as follows (in thousands):

Land	$16,905
Buildings and improvements	123,450
Furniture, fixtures and equipment	18,860

$159,215

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

$154,567

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Investment in Hotel Properties, Continued

The following unaudited pro forma results are presented as if all 2006 acquisitions had occurred on January 1, 2005 (in thousands, except per share data):

	Years Ended December 31,
	2006	2005
Revenues
Equity Inns, as reported	$385,628	$320,640
Acquisitions	24,779	40,260

Pro forma combined revenues	$410,407	$360,900

Net income (loss) applicable to common shareholders
Equity Inns, as reported	$9,303	$6,851
Acquisitions	(1,845)	(3,114)

Pro forma combined net income (loss)	$7,458	$3,737

Pro forma basic and diluted income (loss) per share	$0.14	$0.07

Pro forma weighted average number of common shares outstanding - basic and diluted	54,601	53,982

Note: These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had these acquisitions been completed on January 1, 2005, or of future results.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Investment in Hotel Properties, Continued

The following unaudited pro forma results are presented as if all acquisitions for the year ended December 31, 2005 had occurred on January 1, 2004 (in thousands, except per share data):

	Years Ended December 31,
	2005	2004
Revenues
Equity Inns, as reported	$320,640	$241,446
Acquisitions	24,973	40,679

Pro forma combined revenues	$345,613	282,125

Net income (loss) applicable to common shareholders
Equity Inns, as reported	$6,851	$(3,464)
Acquisitions	(1,446)	(1,369)

Pro forma combined net income (loss)	$5,405	$(4,833)

Pro forma basic and diluted income (loss) per share	$0.10	$(0.09)

Pro forma weighted average number of common shares outstanding - basic and diluted	53,982	53,776

Note: These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had these acquisitions been completed on January 1, 2004, or of future results.

During 2006, 2005 and 2004, we invested approximately $51.1 million, $31.1 million and $25.3 million, respectively, to fund capital improvements in our hotels, including replacement of carpets, drapes, furniture and equipment, renovation of common areas and improvements of hotel exteriors. In 2007, we expect to fund approximately $90.0 million to $100.0 million of capital improvements to our hotels, with approximately $55.0 million to $60.0 million representing the conversion of our 18 AmeriSuites hotels to Hyatt Place hotels, as discussed beginning on page 51, and approximately $18 million representing major refurbishment projects to more than 10 of our hotels, primarily related to brand enhancements. Hyatt will be performing the conversion of our 18 AmeriSuites hotels to Hyatt Place hotels pursuant to a project management agreement. We intend to fund such improvements out of our cash flows from operations, current cash balances and borrowings under our Line of Credit.

During 2006, we recorded approximately $11.9 million of non-cash impairment losses related to five hotels in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," based on the estimated net realizable value of the assets over their remaining estimated holding periods. At December 31, 2006, three of the hotels have been sold. Accordingly, under the Company’s accounting policy, the non-cash impairment losses of approximately $6.7 million related to the three hotels have been reclassified, along with

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Investment in Hotel Properties, Continued

operations for all periods presented, to discontinued operations. Impairments of hotels not held for sale are recorded as a component of continuing operations in the accompanying consolidated statements of operations. The five impaired hotels have an average age of approximately 24 years. Additionally, in 2006 we recorded a non-cash impairment loss of approximately $580,000 related to the write-down of certain furniture, fixtures and equipment at one of our hotels after receiving insurance proceeds related to a hurricane.

During 2006, we sold seven hotels and a parcel of land, previously classified as held for sale, for approximately $38.3 million (after selling costs of approximately $1.9 million). The hotels sold were a 130-room Hampton Inn located in Atlanta, Georgia, a 126-room Hampton Inn located in Scottsdale, Arizona, a 122-room Hampton Inn located in Chapel Hill, North Carolina, a 123-room Hampton Inn located in Little Rock, Arkansas, a 130-room Hampton Inn located in Dallas, Texas, a 160-room Holiday Inn located in Winston-Salem, North Carolina and a 132-room Hampton Inn located in Denver, Colorado. The average age of these hotels was approximately 21 years. The parcel of land was previously held for hotel development and was located in Sandy, Utah. We utilized the net proceeds from these dispositions to pay down existing long-term debt. We realized a gain of approximately $4.5 million on the sale of the Scottsdale Hampton Inn and sold the other six hotels and the parcel of land for a net gain of approximately $645,000, after recognizing earlier impairment losses. The operations for these seven hotels have been reclassified to discontinued operations in the accompanying consolidated statements of operations for all periods presented.

During 2006, we received approximately $1.3 million in insurance proceeds related to a hurricane claim at one of our hotels. We utilized the net proceeds primarily to repay outstanding borrowings under our Line of Credit. In conjunction with receiving the insurance proceeds, we recorded approximately $580,000 of a non-cash impairment loss related to the write-down of certain furniture, fixtures and equipment as prescribed by SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

During 2005, we recorded approximately $7.8 million of non-cash impairment losses related to four hotels and a parcel of land held for hotel development based on the estimated net realizable value of the assets over their remaining estimated holding periods. One of these hotels, a 117-room Hampton Inn located in Memphis, Tennessee, was sold in August 2005 for approximately $1.9 million (after selling costs of approximately $60,000), resulting in a loss on sale of hotel properties of approximately $80,000. In conjunction with this sale, we assumed a $1.7 million note receivable. The note receivable bears interest at 6.5% for five years and 7.5% thereafter until maturity on September 30, 2012. The note receivable is on a twenty-year amortization schedule, and principal and interest is due monthly with a balloon payment due at maturity. The other hotels, a 123-room Hampton Inn located in Little Rock, Arkansas, a 130-room Hampton Inn located in Atlanta, Georgia and a 122-room Hampton Inn located in Chapel Hill, North Carolina, were sold in 2006 as discussed above. Additionally, we sold a 119-room Hampton Inn located in Louisville, Kentucky, for approximately $2.9 million (after selling costs of approximately $275,000), resulting in a gain on sale of hotel properties of approximately $705,000. Accordingly, the non-cash impairment losses of approximately $7.8 million related to the four impaired hotels and the impaired parcel of land have been reclassified, along with operations related to all five hotels, to discontinued operations in the accompanying consolidated statements of operations for all periods presented. The average age of these hotels was approximately 20 years.

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

We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less estimated costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For 2006, we did not realize any losses on impairments of hotels held for sale, other than the $6.7 million in non-cash impairment losses reclassified as discussed above. For 2005 and 2004, we recorded a loss on impairment of hotels held for sale of approximately $7.8 million and $1.9 million, respectively. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying consolidated statements of operations. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying consolidated statements of operations.

4.	Notes Receivable

Notes receivable consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Memphis Hospitality Enterprises, Inc.	$1,638	$1,688
Sandy Paydirt, L.L.C.	258	-
	$1,896	$1,688

In July 2006, we sold a parcel of land previously held for hotel development to Sandy Paydirt L.L.C. for approximately $2.0 million, $450,000 of which was in the form of a nine-year note receivable bearing no interest. The fair value of this note receivable was approximately $250,000, based on estimated market conditions on the date of sale. The entire note is secured by the underlying land associated with this transaction.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Notes Receivable, Continued

In August 2005, we sold a Hampton Inn in Memphis, Tennessee to Memphis Hospitality Enterprises, Inc. for approximately $1.9 million, $1.7 million of which was in the form of a seven-year note receivable bearing interest at 6.5% per annum for five years and 7.5% per annum thereafter until maturity on September 30, 2012. The entire note is secured by the building, furniture, fixtures and equipment of the Hampton Inn hotel located at 1585 Sycamore View, Memphis, Tennessee.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Long-Term Debt

The following details our debt outstanding at December 31, 2006 and 2005 (dollars in thousands):

						Collateral	Collateral
						# of	Net Book
	Principal Balance					Hotels at	Value at
	12/31/06	12/31/05	Interest Rate		Maturity	12/31/06	12/31/06
Commercial Mortgage Bonds
Class B	$ -	$ 39,100	7.37%	Fixed	N/A
Class C	-	10,000	7.58%	Fixed	N/A
	-	49,100				-	$ -

Secured Line of Credit	-	54,000	LIBOR plus Percentage	Variable	N/A	-	-
Unsecured Line of Credit	25,000	-	LIBOR plus	Variable	Sept 2010	-	-
			Percentage
Mortgage	85,428	87,455	8.37%	Fixed	July 2009	19	160,457
Mortgage	63,364	64,644	8.25%	Fixed	Nov 2010	16	101,369
Mortgage	32,885	33,512	8.25%	Fixed	Nov 2010	8	53,198
Mortgage	-	10,351	LIBOR plus 285 pts.	Variable	N/A	-	-
Mortgage	-	2,705	6.00%	Fixed	N/A	-	-
Mortgage	-	3,120	6.37%	Fixed	N/A	-	-
Mortgage	6,069	6,177	8.70%	Fixed	Nov 2010	1	10,286
Mortgage	4,054	4,165	7.97%	Fixed	Oct 2007	1	6,692
Mortgage	4,995	5,132	7.97%	Fixed	Oct 2007	1	7,272
Mortgage	4,229	4,347	7.10%	Fixed	Sept 2008	1	8,180
Mortgage	3,602	3,699	8.04%	Fixed	Nov 2007	1	6,216
Mortgage	5,019	5,153	8.04%	Fixed	Nov 2007	1	7,089
Mortgage	3,021	3,094	9.375%	Fixed	April 2007	1	5,902
Mortgage	3,233	3,310	9.375%	Fixed	April 2007	1	5,988
Mortgage	4,893	5,024	8.04%	Fixed	Nov 2007	1	6,031
Mortgage	3,772	3,862	9.375%	Fixed	April 2007	1	8,683
Mortgage	3,685	3,776	9.05%	Fixed	May 2007	1	6,646
Mortgage	5,737	5,851	5.83%	Fixed	July 2014	1	9,523
Mortgage	38,174	39,374	5.64%	Fixed	Nov 2014	5	70,456
Mortgage	5,472	5,589	5.39%	Fixed	Dec 2014	1	12,265
Mortgage	3,060	3,120	9.02%	Fixed	June 2024	1	7,715
Mortgage	3,862	3,973	7.18%	Fixed	April 2023	1	6,651
Mortgage	4,613	4,742	7.10%	Fixed	Sept 2008	1	9,580
Mortgage	4,224	4,339	7.97%	Fixed	Oct 2007	1	9,577
Mortgage	3,211	3,299	7.97%	Fixed	Oct 2007	1	10,368
Mortgage	5,397	5,559	7.07%	Fixed	Jan 2008	1	10,471
Trust Preferred Securities	50,000	50,000	6.93%	Fixed	July 2035	-	N/A
Mortgages	72,135	73,500	5.44%	Fixed	Dec 2015	7	81,890
Mortgage	6,263	-	8.25%	Fixed	Feb 2011	1	13,894
Mortgage	5,145	-	7.10%	Fixed	Sept 2008	1	7,455
Mortgage	3,748	-	8.15%	Fixed	Nov 2007	1	7,067
Mortgage	49,847	-	5.65%	Fixed	Oct 2016	9	55,863
Mortgage	95,000	-	5.865%	Fixed	Dec 2016	8	82,308
Mortgage	10,612	-	8.55%	Fixed	Nov 2010	1	20,770
Mortgage	5,675	-	5.49%	Fixed	Jan 2015	1	11,060
Mortgage	4,650	-	5.77%	Fixed	Mar 2015	1	11,632
	630,074	551,972				97	$832,554
Unamortized Mortgage
Note Premium	5,291	5,503

Total Long-term Debt	$635,365	$557,475

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Long-Term Debt, Continued

In November 2006, we completed an aggregate of $95.0 million in collateralized financing under eight individual loan agreements. Each loan bears interest at a fixed rate of 5.865% per annum, with principal and interest payments due monthly until maturity on December 1, 2016, based on a 30-year amortization schedule. The individual loans are collateralized by eight of the Company's hotels. We used the proceeds from these loans primarily to repay outstanding borrowings under our Line of Credit.

In September 2006, we entered into a new unsecured Line of Credit for $150.0 million, subject to certain restrictions. The Line of Credit allows us, subject to certain lender approval, to extend the borrowing capacity up to $250.0 million. The Line of Credit bears interest at LIBOR plus 1.25% to 1.88% per annum as determined by our quarterly leverage and the facility matures in September 2010 but may be extended at our option for an additional year. At December 31, 2006, the interest rate on our Line of Credit was LIBOR (5.32% at December 29, 2006) plus 1.25%. Commitment fees ranging from 0.15% to 0.25% per annum, as determined by our average daily unused facility amount, are paid quarterly. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a fixed charge test and a leverage test, among other covenants. At December 31, 2006, we were in compliance with all covenants required by our Line of Credit. This new Line of Credit replaced our prior $125.0 million secured Line of Credit.

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

Approximately 88.2% of our debt is collateralized by first mortgages on our hotels. At December 31, 2006, our debt has maturity dates that range from April 2007 to July 2035 with certain debt requiring annual principal payments and certain debt representing term maturities. The terms of our debt generally require prepayment penalties if repaid prior to maturity.

Certain of our loan agreements require quarterly deposits into separate room renovation accounts for the amount by which 4% of revenues at our hotels exceeds the amount expended by us during the year for replacement of furniture and equipment, maintenance, and capital improvements for our hotels. For 2006, the

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Long-Term Debt, Continued

amounts expended exceeded, in the aggregate, the amounts required under the loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts.

Our unsecured Line of Credit has a stated borrowing capacity of $150.0 million. This capacity is further limited to the implied value of our unsecured hotels based on their net operating income divided by a capitalization rate, among other things, as defined in the Line of Credit agreement. At December 31, 2006, we had additional borrowing capacity of approximately $123.7 million under our Line of Credit.

Related to our hotel acquisitions completed during 2006 and 2005, we assumed approximately $38.3 million and $43.9 million, respectively, of long-term debt with various interest rates and maturities. In accounting for this assumed debt at estimated fair value, we recorded approximately $2.0 million and $2.7 million, respectively, of a mortgage note premium in the accompanying consolidated balance sheets. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense. For 2006 and 2005, we recorded approximately $2.2 million and $1.6 million, respectively, of mortgage note premium amortization.

Future scheduled principal payments of debt obligations at December 31, 2006 are as follows (in thousands):

Year	Amount

2007	$58,470
2008	29,893
2009	90,218
2010	166,797
2011	31,895
Thereafter	252,801

Total debt	$630,074

6.	Interest Rate Swap Contract

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," requires the disclosure of the components included in comprehensive income (loss). For 2006, we recorded comprehensive income of approximately $20.7 million, comprised of net income of approximately $21.0 million and an unrealized loss on our interest rate swap of approximately $360,000.

For 2005, we recorded comprehensive income of approximately $15.4 million, comprised of net income of approximately $14.4 million and an unrealized gain on our interest rate swaps of approximately $1.0 million.

8.	Income Taxes

In years ending before January 1, 2001, we were not subject to federal and state income tax because of our REIT status. Under the provisions of the REIT Modernization Act that became effective January 1, 2001, we began leasing hotels to our TRS Lessees which are subject to federal and state income taxes.

The use of TRS Lessees, however, is subject to certain restrictions, including the following:

•	no more than 20% of the REIT's assets may consist of securities of its TRS Lessees;
•	the tax deductibility of interest paid or accrued by a TRS Lessee to its affiliated REIT is limited; and
•	a 100% excise tax is imposed on non-arm's length transactions between a TRS Lessee and its affiliated REIT or the REIT's tenants.

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

The components of our deferred income tax benefit (expense) related to our TRS Lessees for the years ended December 31 are as follows (in thousands):

	2006	2005	2004

Deferred:
Federal	$3,892	$348	$3,807
State	334	30	327
Valuation allowance	(4,226)	(378)	(4,134)

Deferred income tax benefit (expense), net	$-	$-	$-

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Income Taxes, Continued

The deferred income tax benefit (expense) and related deferred tax asset were historically calculated using a statutory tax rate of 38% applied to the losses of our TRS Lessees. In 2003, we determined that a valuation allowance was necessary for the entire deferred income tax asset due to the continued softness in the lodging industry and the uncertainty associated with its future recovery. Our TRS Lessees continue to accumulate net operating losses primarily due to the lease payments that our TRS Lessees pay to their respective lessors, in conjunction with our assumption of the operating leases from several of our independent management companies in 2001. As a result of these continued losses, we continue to record a valuation allowance for the full amount of our deferred income tax asset, which at December 31, 2006, was approximately $25.5 million. Our net operating loss carryforwards will expire in years beginning after 2021.

A reconciliation of our statutory income tax rate to our effective income tax rate is as follows:

	2006	2005	2004

Statutory U.S. federal income tax rate	35%	35%	35%
State income tax rate (net of federal benefit)	3	3	3
Non-taxable REIT income	(49)	(54)	(140)
Valuation allowance	11	16	102

Effective income tax rate	-%	-%	-%

The following table reconciles GAAP net income and REIT taxable income for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

GAAP net income	$21,037	$14,398	$4,083
Plus GAAP net loss on TRS Lessees included above	6,094	5,725	10,599
GAAP net income from REIT operations	27,131	20,123	14,682
Book/tax differences on depreciation and amortization	9,872	17,096	15,521
Book/tax differences on gains/losses from capital transactions and hotel impairments, net	(7,795)	5,124	(2,647)
Non-cash stock-based compensation	4,801	1,383	352
Other book/tax differences, net	(490)	(1,835)	103

Taxable income subject to distribution requirement	$33,519	$41,891	$28,011

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Income Taxes, Continued

The tax effect of the temporary difference that gives rise to our deferred income tax asset at December 31, 2006 and 2005 is as follows (in thousands):

	2006	2005

Net operating loss carryforwards - TRS Lessees	$23,576	$21,301
Other	1,951	-
Less valuation allowance	(25,527)	(21,301)

Deferred income tax asset, net	$-	$-

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We are currently evaluating the impact of FIN 48 on our consolidated financial position, results of operations and cash flows. We will adopt this Interpretation in the first quarter of 2007.

9.	Discontinued Operations

Under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we report as discontinued operations any assets held for sale and assets sold during the periods presented. We identify and assess discontinued operations at the individual hotel operating level because we can identify cash flows at this level. All results of these discontinued operations, less applicable income taxes, are included as a separate component of income in the accompanying consolidated statements of operations. This change has resulted in certain reclassifications of the previously reported amounts in our consolidated statements of operations for 2006, 2005 and 2004.

We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less estimated costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For 2006, we did not realize any losses on impairments of hotels held for sale, other than the $6.7 million in non-cash impairment losses reclassified as discussed in Note 2. For 2005 and 2004, we recorded a loss on impairment of hotels held for sale of approximately $7.8

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Discontinued Operations, Continued

million and $1.9 million, respectively. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying consolidated statements of operations.

During 2006, we sold seven hotels and a parcel of land previously classified as held for sale for approximately $38.3 million (after selling costs of approximately $1.9 million). The hotels sold were a 130-room Hampton Inn located in Atlanta, Georgia, a 126-room Hampton Inn located in Scottsdale, Arizona, a 122-room Hampton Inn located in Chapel Hill, North Carolina, a 123-room Hampton Inn located in Little Rock, Arkansas, a 130-room Hampton Inn located in Dallas, Texas, a 160-room Holiday Inn located in Winston-Salem, North Carolina and a 132-room Hampton Inn located in Denver, Colorado. The average age of these hotels was approximately 21 years. The parcel of land was previously held for hotel development and was located in Sandy, Utah. We utilized the net proceeds from these dispositions to pay down existing long-term debt. We realized a gain of approximately $4.5 million on the sale of the Scottsdale Hampton Inn and sold the other six hotels and the parcel of land for a net gain of approximately $645,000, after recognizing earlier impairment losses. The operations for these seven hotels have been reclassified to discontinued operations in the accompanying consolidated statements of operations for all periods presented.

During 2005, we recorded approximately $7.8 million of non-cash impairment losses related to four hotels and a parcel of land held for hotel development based on the estimated net realizable value of the assets over their remaining estimated holding periods. One of these hotels, a 117-room Hampton Inn located in Memphis, Tennessee, was sold in August 2005 for approximately $1.9 million (after selling costs of approximately $60,000), resulting in a loss on sale of hotel properties of approximately $80,000. In conjunction with this sale, we assumed a $1.7 million note receivable. The note receivable bears interest at 6.5% for five years and 7.5% thereafter until maturity on September 30, 2012. The note receivable is on a twenty-year amortization schedule, and principal and interest is due monthly with a balloon payment due at maturity. The other hotels, a 123-room Hampton Inn located in Little Rock, Arkansas, a 130-room Hampton Inn located in Atlanta, Georgia and a 122-room Hampton Inn located in Chapel Hill, North Carolina, were sold in 2006 as discussed above. Additionally, we sold a 119-room Hampton Inn located in Louisville, Kentucky, for approximately $2.9 million (after selling costs of approximately $275,000), resulting in a gain on sale of hotel properties of approximately $705,000. Accordingly, the non-cash impairment losses of approximately $7.8 million related to the four impaired hotels and the impaired parcel of land have been reclassified, along with operations related to all five hotels, to discontinued operations in the accompanying consolidated statements of operations for all periods presented. The average age of these hotels was approximately 20 years.

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

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Discontinued Operations, Continued

For all periods presented, the operations of all of our hotels classified as held for sale are included in the accompanying consolidated statements of operations under the heading "Income (loss) from discontinued operations." The components of income (loss) from discontinued operations for the years ended December 31 are shown below (in thousands):

	2006	2005	2004
Revenue:
Room revenue	$7,745	$15,955	$16,438
Other hotel revenue	448	851	981

Operating costs:
Direct hotel expenses	5,221	11,002	12,127
Other hotel expenses	362	1,003	997
Depreciation	783	2,667	3,415
Property taxes, rental expense and insurance	256	1,166	1,236
Amortization of franchise fees	19	51	72
Interest expense	298	748	919

Income (loss) from operations of discontinued operations	1,254	169	(1,347)

Gain (loss) on sale of hotel properties	5,117	625	47
Loss on impairment of hotels held for sale	(6,690)	(7,750)	(1,883)

Income (loss) from discontinued operations	$(319)	$(6,956)	$(3,183)

10.	Commitments and Contingencies

At December 31, 2006, all of our hotels are operated under franchise agreements and are licensed as Hampton Inn (45), AmeriSuites (18), Residence Inn (22), Courtyard (15), Homewood Suites (10), Holiday Inn (3), SpringHill Suites (6), Comfort Inn (2), Hilton Garden Inn (3), Hampton Inn & Suites (2), Embassy Suites (1), TownePlace Suites (1) and Fairfield Inn & Suites (1). The TRS Lessees hold the franchise licenses for our hotels. The franchise agreements generally require the payment of fees based on a percentage of hotel room revenue.

Under our franchise agreements, we are periodically required to make capital improvements in order to maintain our brand standards. Additionally, under certain of our loan covenants, we are generally obligated to fund 4% of total hotel revenues per quarter on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at our hotels. For 2006, amounts expended exceeded, in the aggregate, the amounts required under the loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Commitments and Contingencies, Continued

We are obligated to pay the costs of real estate and personal property taxes and to maintain underground utilities and structural elements of our hotels. In addition, we are obligated to fund the cost of periodic repair and the replacement and refurbishment of furniture, fixtures and equipment in our hotels. We also may be required by our franchisors to fund certain capital improvements to our hotels, which we fund from borrowings under our Line of Credit, operating cash flows, or the room renovation accounts. For 2006, 2005 and 2004, capital improvements of approximately $51.1 million, $31.1 million and $25.3 million, respectively, were made to our hotels.

We maintain agreements with certain senior officers that provide for severance payments in the event of a change in control of Equity Inns. At December 31, 2006, the maximum amount of cash that would be payable under all agreements, if a change of control occurred, would be approximately $17.9 million. Additionally, vesting of certain restricted stock held by our senior officers would accelerate under a change of control.

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

We have commitments under operating leases through August 31, 2062, at our corporate office and 12 hotel properties, including one sold hotel, for approximate payments as follows: 2007 -- $1.0 million; 2008 -- $1.0 million; 2009 -- $867,000; 2010 -- $764,000; 2011 -- $768,000; thereafter -- $9.7 million. We recognize rental expense on a straight-line basis in rental agreements where the payments, either through abatement or escalation clauses, are made on a non-straight-line basis. Rental expense under these leases was approximately $865,000, $1.1 million and $945,000 in 2006, 2005 and 2004, respectively, and is included in property taxes, rental expense and insurance in the accompanying consolidated statements of operations.

11.	Related Party Transactions

Effective January 1, 2002, we formed a joint venture ("GHII") with a furniture and equipment contractor for the purpose of engaging in the sale of furniture and equipment to independent third parties. We previously owned a 45% interest in GHII, and two of our officers, Howard A. Silver, our President and Chief Executive Officer, and Phillip H. McNeill, Jr., our Executive Vice President of Development, also owned a 2.5% interest each. We also provide certain management services to GHII for an annual fee of $240,000. We also acquired furniture, fixtures and equipment from our joint venture partner, through a separate entity, for 2006, 2005, and 2004 of approximately $18.6 million, $21.6 million and $16.6 million, respectively. Under the application of the Emerging Issues Task Force No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," we record amounts received from GHII as a reduction of the related furniture, fixtures and equipment cost purchased from our joint venture partner, instead of recording such amounts as income. For 2006, 2005 and 2004, we recorded distributions received from GHII of approximately $1.1 million, $465,000 and $259,000, respectively, as a reduction of improvements and additions to hotel properties in the accompanying consolidated statements of cash flows.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Related Party Transactions, Continued

In December 2006, our Board approved our purchase of the membership interests in GHII from Messrs. Silver and McNeill, Jr. Each of the two officers received $657,000, or a combined $1.3 million, for his full interest in GHII. As a result, we recorded a joint venture investment in GHII of approximately $1.3 million, which is included in deposits and other assets, net, in the accompanying consolidated balance sheet. As a result of these transactions, we now own a 50% interest in GHII.

We have commitments under a lease with an affiliate of Phillip H. McNeill, Sr., our Chairman of the Board, for our corporate office space through December 2008, at monthly payments of approximately $13,200.

We periodically use an airplane that is wholly-owned by McNeill & Associates, Ltd. Phillip H. McNeill, Sr., our Chairman of the Board, owns 100% of McNeill & Associates, Ltd. We paid McNeill & Associates, Ltd. approximately $28,000, $9,000 and $70,000 for 2006, 2005 and 2004, respectively, in conjunction with the use of this airplane.

12.	Capital Stock

In February 2006, we issued 2.4 million shares of 8.00% Series C cumulative preferred stock. Net proceeds were approximately $57.9 million and were used for identified acquisitions as discussed in Note 3. The Series C preferred stock may be redeemed at $25.00 per share plus accrued but unpaid dividends at the election of the Company, on or after February 15, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. Dividend payments are required to be made quarterly.

In March 2005, we completed an offering of approximately 2.7 million shares of common stock for net proceeds of approximately $28.6 million. The proceeds were used to fund our hotel acquisitions as discussed in Note 3.

Our Board is authorized to provide for the issuance of up to 10.0 million shares of preferred stock in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences, and rights of each such series and the qualifications, limitations or restriction thereof.

Our Partnership units are redeemable at the option of the holder for a like number of shares of common stock, or at the option of the Company, the cash equivalent thereof. Approximately 905,000 total Partnership units were outstanding at December 31, 2006.

13.	Stock-Based Compensation Plans

The Company is authorized, under our 1994 Stock Incentive Plan (the "1994 Plan") and the Directors' Compensation Plan (the "Directors Plan"), to issue a total of 4.1 million shares of common stock to directors, officers and key employees in the form of stock options, restricted stock, or performance stock. The Company issues stock options, restricted stock and performance stock based on the fair value of our common stock at the date of approval by the Compensation Committee of our Board. Under our 1994 Plan, the total shares

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Stock-Based Compensation Plans, Continued

available for grant is 4.0 million, of which not more than 2.0 million shares may be grants of restricted stock. At December 31, 2006, we have approximately 1.9 million shares available for stock options and approximately 655,000 shares available for performance or restricted stock awards. Under our Directors Plan, the total shares available for grants of options is 100,000. At December 31, 2006, we have approximately 15,000 exercisable stock options outstanding related to directors' compensation. No additional stock options have been granted since June 2002.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, as amended, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided for in SFAS No. 123, which generally resulted in no compensation expense being recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

Prior to the adoption of SFAS No. 123(R), the Company adopted and applied the recognition provisions of SFAS No. 123 under the prospective method as defined in SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" on January 1, 2003. Under the prospective method, we applied the fair-value-based method of accounting for stock-based employee compensation prospectively to all awards granted, modified or settled beginning January 1, 2003.

On January 1, 2006, the Company adopted SFAS No. 123(R) using a modified prospective application, as permitted under SFAS No. 123(R). Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

For 2006, there was no incremental non-cash stock-based compensation expense due to the adoption of SFAS No. 123(R). Consequently, there was no effect on net income, basic and diluted earnings per share or cash flows related to the adoption of SFAS No. 123(R).

In December 2006, the Company modified vesting terms related to certain February 2006 restricted stock awards of approximately 160,000 shares. Before the modification, these shares were scheduled to vest at the end of the three years ending December 31, 2008, based on the Company’s total shareholder return, as defined (“Total Return”), for that three-year period as a percentile of the NAREIT Hotel Index (the “Index”) Total Return. These grants now vest ratably over three years commencing with 2006, and vesting each year will be based on a trailing three-year calculation of the Company’s Total Return as compared to the trailing three-year Index Total Return. Vesting will occur on January 5th following the applicable year-end. Unvested shares will also be subject to accelerated vesting upon a change of control of the Company, as defined in the award

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Stock-Based Compensation Plans, Continued

agreement. Under SFAS No. 123(R), we were required to revalue these awards pursuant to the modification, and we hired an independent consulting firm to complete the valuation. Based on this modification, we recorded an additional $1.3 million in non-cash stock-based compensation expense for 2006 in the accompanying consolidated statement of operations. There were no other changes to these restricted stock awards.

In February 2006, the Company modified vesting terms related to certain 2004 and 2005 restricted stock awards of a combined approximate 380,000 shares. Before the modification, these shares were scheduled to vest at the end of four and five-year respective terms based on certain performance targets and the Company’s Total Return as compared to the Total Return of an identified peer group. For these awards, 60% of the shares will now vest after three years based on certain performance targets and ranking of the Total Return of the Company and an identified peer group for the respective cumulative period, 20% will now vest based on certain performance targets and ranking of the Total Return of the Company and an identified peer group in the fourth year and the remaining 20% will now vest based on certain performance targets and ranking of the Total Return of the Company and an identified peer group in the fifth year. Vesting will occur on January 5th following the applicable year-end. Under SFAS No. 123(R), we were required to revalue these awards pursuant to the modification, and we hired an independent consulting firm to complete the valuation. Based on this modification, we recorded an additional $1.3 million in non-cash stock-based compensation expense for 2006 in the accompanying consolidated statement of operations. There were no other changes to these restricted stock awards.

Below represents the changes in the Company's restricted common stock for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	# of Shares	Fair Value	# of Shares	Fair Value	# of Shares	Fair Value

Unvested restricted shares outstanding, at beginning of year	496,047	$9.74	417,481	$9.36	52,706	$7.56

Total granted	187,990	$15.19	88,850	$11.17	405,233	$9.45

Restricted shares vested	(3,964)	$6.19	(10,284)	$7.01	(34,658)	$8.12
Restricted shares forfeited	-	-	-	-	(5,800)	$6.48

Unvested restricted shares outstanding, at end of year	680,073	$11.43	496,047	$9.74	417,481	$9.36

During 2006, 2005 and 2004, we issued approximately 190,000, 90,000 and 405,000 shares of restricted stock, respectively, to certain key managers and executive officers of our Company. Based on the modifications discussed above, these awards now vest ratably between one to three years after the date of issuance or modification, based on certain performance targets and ranking of the Total Return of the Company as compared to an identified peer group or the NAREIT Hotel Index. Our executives will be entitled to vote these restricted stock shares and will also receive dividends on the unvested common shares over the vesting periods. The initial fair value of the restricted stock awards was determined to be approximately $2.8 million, $935,000 and $4.0 million for 2006, 2005 and 2004, respectively. Under SFAS No. 123(R), we intend to record this compensation expense ratably over the respective requisite service periods.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Stock-Based Compensation Plans, Continued

In 2006, under SFAS No. 123(R), the fair value of each restricted stock award was estimated on the grant date using a Monte Carlo simulation with the assumptions noted in the following table. Volatility is based on the historical volatility of our common stock. The expected term of the long-term incentive plan is based on the criteria for the plan and the expected life of the awards. The Company uses a U.S. constant - maturity Treasury for the same term as the expected term of the long-term incentive plan to represent the risk-free rate. Turnover is based on the historical experience of our key managers and executive officers. We use our current dividend yield at the time of grant to estimate the dividend yield over the life of the awards.

	February 2006 Restricted Stock Awards	February 2006 Modification of 2005 and 2004 Restricted Stock Awards	December 2006 Modification of February 2006 Restricted Stock Awards

Volatility	24.68%	24.68%	24.77%
Expected life in years	3	3	3
Risk-free rate	4.35%	4.35%	4.64%
Dividend yield	4.40%	4.40%	5.90%

At December 31, 2006, there was approximately $2.2 million of total unrecognized compensation expense as measured under SFAS No. 123(R) related to unvested restricted common stock. Upon the adoption of SFAS No. 123(R) in January 2006, the Company now classifies this amount as a reduction of additional paid-in capital in the accompanying consolidated balance sheet. We intend to recognize this expense over a weighted average requisite service period of approximately 1.5 years. For 2006, 2005 and 2004, we recorded approximately $5.3 million, $1.7 million and $845,000, respectively, of total non-cash stock-based compensation expense as a component of general and administrative expenses in the accompanying consolidated statements of operations.

14.	Supplemental Disclosure of Non-cash Operating, Investing and Financing Activities

Supplemental disclosure of non-cash investing and financing activities:

2006

During January and February 2006, we issued to several key officers 187,990 shares of restricted common stock at prices ranging from $13.55 to $16.11 per share under the 1994 Plan as part of management’s long-term incentive compensation.

During February 2006, we issued to four of our officers 33,161 shares of common stock at $16.11 per share under the 1994 Plan in lieu of cash as a performance bonus.

During 2006, we completed the purchase of 13 hotels and assumed approximately $38.3 million in collateralized long-term debt, including approximately $2.0 million of a mortgage note premium.

During 2006, we assumed a note receivable of approximately $250,000 related to our Sandy, Utah land sale.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Supplemental Disclosure of Non-cash Operating, Investing and Financing Activities, Continued

During 2006, we reclassified approximately $2.7 million related to our hurricane insurance claim from deposits and other assets, net to investment in hotel properties, at cost.

During 2006, we issued 482,303 shares of common stock upon redemption of Partnership units.

During 2006, we issued 19,975 shares of common stock at prices ranging from $13.55 to $16.85 per share to our independent directors in lieu of cash as compensation.

At December 31, 2006, approximately $12.8 million in common stock and unit dividends were declared and unpaid. We paid these dividends on January 31, 2007. Additionally, approximately $1.3 million and $800,000 in Series B and Series C preferred stock dividends, respectively, were declared and unpaid at year-end. We paid the Series B and Series C preferred stock dividends on January 31, 2007.

2005

During January 2005, we issued to several key officers, 83,850 shares of restricted common stock at prices ranging from $10.90 to $11.74 per share under the 1994 Plan as part of management's long-term incentive compensation.

During February 2005, we issued to three of our officers, 49,445 shares of common stock at $11.20 per share under the 1994 Plan in lieu of cash as a performance bonus.

During 2005, we completed the purchase of 16 hotels and assumed approximately $43.9 million in collateralized long-term debt, including approximately $2.7 million of a mortgage note premium. We also issued approximately $3.8 million in Partnership units in conjunction with these acquisitions.

During August 2005, we sold a hotel in Memphis, Tennessee for $1.9 million, including the assumption of a non-cash note receivable for $1.7 million.

During 2005, we issued 22,267 shares of common stock upon redemption of Partnership units.

During 2005, we issued 16,286 shares of common stock at prices ranging from $10.86 to $13.60 per share to our independent directors in lieu of cash as compensation.

During February 2005, we issued to one of our independent directors, 5,000 shares of restricted common stock at $11.12 per share under the 1994 Plan.

At December 31, 2005, approximately $9.4 million in common stock and unit dividends were declared and unpaid. We paid these dividends on January 31, 2006. Additionally, approximately $1.3 million in Series B preferred stock dividends were declared and unpaid at year-end. We paid the Series B preferred stock dividends on January 31, 2006.

2004

We issued to certain key officers 47,535 shares of common stock at $9.26 per share under the 1994 Plan in lieu of cash as a performance bonus.

EQUITY INNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Supplemental Disclosure of Non-cash Operating, Investing and Financing Activities, Continued

We issued to several key officers 405,233 shares of restricted common stock at $9.45 per share under the 1994 Plan as part of management's long-term incentive compensation.

We completed the purchase of 20 hotels and assumed approximately $54.1 million in collateralized long-term debt, including approximately $4.9 million of a mortgage note premium. We also issued approximately $3.2 million in Partnership units in conjunction with these acquisitions.

We sold one hotel in Jacksonville, Florida for $5.0 million, including the assumption of a non-cash note receivable for $800,000.

We issued 36,113 shares of common stock upon redemption of Partnership units.

We issued 13,652 shares of common stock at prices ranging from $8.73 to $11.13 per share to our independent directors in lieu of cash as compensation.

15.	Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We are currently evaluating the impact of FIN 48 on our consolidated financial position, results of operations and cash flows. We will adopt this Interpretation in the first quarter of 2007.

16.	Subsequent Events

On February 12, 2007, we announced our entry into a definitive agreement to acquire a 140-room Courtyard hotel in Chicago, Illinois for approximately $13.9 million, which will be funded through the assumption of approximately $5.7 million in long-term debt and borrowings under our Line of Credit. We expect to complete this acquisition by the end of the first quarter of 2007.

On December 11, 2006, we announced our entry into a definitive agreement to acquire two hotels in Austin, Texas, a 104-room SpringHill Suites and a 122-room Hilton Garden Inn. The combined purchase price for the two hotels is approximately $16.4 million, which will be funded through borrowings under our Line of Credit. We expect to complete this acquisition by the end of the first quarter of 2007.

On October 10, 2006, we announced our entry into a definitive agreement to purchase four hotels, subject to the completion of customary due diligence, for an aggregate of approximately $53.8 million. By February 2007, we finalized the purchase of three of the four hotels, a Courtyard and a SpringHill Suites located in Lexington, Kentucky, and a Courtyard located in Louisville, Kentucky. The acquisition of the remaining hotel, a Residence Inn located in Lexington, Kentucky is expected to be completed by the end of the first quarter of 2007. The four hotels include an aggregate of 429 rooms.

EQUITY INNS, INC.
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(in thousands)

		Valuation
	Allowance	Allowance for
	for Doubtful	Deferred Income
	Accounts (1)	Tax Asset

Balance at December 31, 2003	$200	$16,789

Charged to costs and expenses	25	4,134

Deductions	-	-

Balance at December 31, 2004	225	20,923

Charged to costs and expenses	-	378

Deductions	(50)	-

Balance at December 31, 2005	175	21,301

Charged to costs and expenses	25	4,226

Deductions	-	-

Balance at December 31, 2006	$200	$25,527

(1)	Allowance for doubtful accounts includes combined allowances for both accounts receivable and notes receivable.

EQUITY INNS, INC.<?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006
(in thousands)

ASSETS HELD FOR USE				Cost Capitalized
				Subsequent		Gross Amount at Which							Life Upon
		Initial Cost		to Acquisition		Carried at Close of Period			Accumulated	Net Book			Which
			Buildings				Buildings		Depreciation	Value			Depreciation
			and				and		Buildings and	Buildings and	Date of	Date of	In Statement
Description of Property	Footnote	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Improvements	Construction	Acquisition	Is Computed
Hampton Inn- Albany, New York	2	$953	$10,699		$982	$953	$11,681	$12,634	$4,365	$8,269	1986	3/2/94	5-40 yrs.
Hampton Inn-Cleveland, Ohio		820	4,645		1,768	820	6,413	7,233	2,809	4,424	1987	3/2/94	5-40 yrs.
Hampton Inn-College Station, Texas	5	656	5,326		2,015	656	7,341	7,997	3,218	4,779	1986	3/2/94	5-40 yrs.
Hampton Inn-Columbus, Georgia		603	3,378		1,780	603	5,158	5,761	2,289	3,472	1986	3/2/94	5-40 yrs.
Hampton Inn-Ann Arbor, Michigan	5	565	5,005		1,757	565	6,762	7,327	2,887	4,440	1986	4/21/94	5-31 yrs.
Hampton Inn-Gurnee, Illinois		630	3,674		3,035	630	6,709	7,339	2,949	4,390	1988	6/7/94	5-31 yrs.
Residence Inn-Eagan, Minnesota	1	540	8,782		3,954	540	12,736	13,276	4,474	8,802	1988	9/12/94	5-31 yrs.
Residence Inn-Tinton Falls, New Jersey	1		8,130		4,319		12,449	12,449	4,311	8,138	1988	9/12/94	5-31 yrs.
Hampton Inn-Milford, Connecticut	5	759	6,156		2,796	759	8,952	9,711	3,724	5,987	1986	9/20/94	5-31 yrs.
Hampton Inn-Meriden, Connecticut	5	648	3,661		2,758	648	6,419	7,067	2,560	4,507	1988	9/20/94	5-31 yrs.
Hampton Inn-Beckley, West Virginia	2	1,876	5,959		1,302	1,876	7,261	9,137	3,104	6,033	1992	11/28/94	5-31 yrs.
Holiday Inn-Bluefield, West Virginia		1,661	6,483		2,910	1,661	9,393	11,054	4,001	7,053	1980	11/282/94	5-31 yrs.
Hampton Inn-Gastonia, North Carolina		1,651	5,099		922	1,651	6,021	7,672	2,533	5,139	1989	11/28/94	5-31 yrs.
Hampton Inn-Morgantown, West Virginia	1	1,573	4,635	$4	951	1,577	5,586	7,163	2,189	4,974	1991	11/28/94	5-31 yrs.
Holiday Inn-Oak Hill, West Virginia		269	3,812		3,628	269	7,440	7,709	3,030	4,679	1983	11/28/94	5-31 yrs.
Hampton Inn-Naperville, Illinois	5	678	6,851		2,196	678	9,047	9,725	3,730	5,995	1987	12/6/94	5-31 yrs.
Hampton Inn-State College, Pennsylvania	2	718	7,835		1,770	718	9,605	10,323	3,747	6,576	1987	1/3/95	5-31 yrs.
Comfort Inn-Rutland, Vermont	2	359	4,037		1,772	359	5,809	6,168	1,969	4,199	1985	6/15/95	5-31 yrs.
Hampton Inn-Scranton, Pennsylvania	2	403	7,737		1,044	403	8,781	9,184	3,236	5,948	1994	9/20/95	5-31 yrs.
Residence Inn-Omaha, Nebraska		953	2,812	6	2,904	959	5,716	6,675	2,414	4,261	1985	12/15/95	5-31 yrs.
Hampton Inn-Fayetteville, North Carolina		403	5,191	17	2,417	420	7,608	8,028	2,970	5,058	1986	9/22/95	5-31 yrs.
Hampton Inn-Indianapolis, Indiana	5	1,207	6,639		2,294	1,207	8,933	10,140	3,651	6,489	1987	9/22/95	5-31 yrs.
Holiday Inn-Mt. Pleasant, South Carolina		888	8,121		4,462	888	12,583	13,471	5,246	8,225	1988	9/22/95	5-31 yrs.
Comfort Inn-Jacksonville Beach, Florida	5	849	7,678	2	8,305	851	15,983	16,834	4,203	12,631	1990	11/21/95	5-31 yrs.
Hampton Inn-Austin, Texas	5	500	7,034	6	2,526	506	9,560	10,066	3,545	6,521	1987	12/27/95	5-31 yrs.
Hampton Inn-Knoxville, Tennessee	5	617	4,103		2,243	617	6,346	6,963	2,452	4,511	1988	2/21/96	5-31 yrs.
Hampton Inn-Glen Burnie, Maryland	2		5,397		1,876		7,273	7,273	2,834	4,439	1989	3/14/96	5-31 yrs.
Hampton Inn-Detroit, Michigan	1	1,207	6,311		1,683	1,207	7,994	9,201	3,306	5,895	1989	5/31/96	5-31 yrs.
Homewood Suites-Hartford, Connecticut	2	2,866	8,575		2,279	2,866	10,854	13,720	4,097	9,623	1990	5/31/96	5-31 yrs.
Hampton Inn-Chattanooga, Tennessee	2	1,475	7,576		2,759	1,475	10,335	11,810	3,984	7,826	1988	7/22/96	5-31 yrs.
Homewood Suites-San Antonio, Texas	1	907	7,690		963	907	8,653	9,560	3,418	6,142	1996	9/27/96	5-31 yrs.
Residence Inn-Burlington, Vermont		678	7,019		3,744	678	10,763	11,441	3,471	7,970	1988	10/1/96	5-31 yrs.
Homewood Suites-Phoenix, Arizona	1		7,988		3,329		11,317	11,317	3,761	7,556	1996	11/15/96	5-31 yrs.
Residence Inn-Colorado Springs, Colorado		1,350	8,378		3,824	1,350	12,202	13,552	3,784	9,768	1984	1/10/97	5-31 yrs.
Residence Inn-Oklahoma City, Oklahoma	2	1,450	9,771		4,955	1,450	14,726	16,176	4,366	11,810	1982	1/10/97	5-31 yrs.
Residence Inn-Tucson, Arizona	1	832	7,783		4,777	832	12,560	13,392	4,065	9,327	1985	1/10/97	5-31 yrs.
Hampton Inn-Norfolk, Virginia	2		5,612		2,027		7,639	7,639	2,934	4,705	1990	3/5/97	5-31 yrs.
Hampton Inn-Pickwick, Tennessee		370	1,747		724	370	2,471	2,841	1,000	1,841	1994	3/11/97	5-31 yrs.
Hampton Inn-Overland Park, Kansas	1	906	6,261		2,319	906	8,580	9,486	3,290	6,196	1991	4/23/97	5-31 yrs.
Hampton Inn-Addison, Texas		2,981	7,146		2,197	2,981	9,343	12,324	3,664	8,660	1985	6/24/97	5-31 yrs.
Hampton Inn-Birmingham (Mountain Brook), Alabama	2		8,675		2,114		10,789	10,789	3,633	7,156	1987	8/1/97	5-31 yrs.
Hampton Inn-Charleston, South Carolina	2	712	5,735		1,728	712	7,463	8,175	2,574	5,601	1985	6/24/97	5-31 yrs.
Hampton Inn-Colorado Springs, Colorado	2	803	4,336		1,535	803	5,871	6,674	2,432	4,242	1985	6/24/97	5-31 yrs.
Hampton Inn-Columbia, South Carolina		650	7,200		1,562	650	8,762	9,412	2,833	6,579	1985	6/24/97	5-31 yrs.
Hampton Inn-Detroit (Madison Heights), Michigan	2	881	4,755		1,380	881	6,135	7,016	2,375	4,641	1987	6/24/97	5-31 yrs.
Hampton Inn-Dublin, Ohio	2	944	4,095		1,616	944	5,711	6,655	2,156	4,499	1988	6/24/97	5-31 yrs.
Hampton Inn-Kansas City, Kansas	1	585	4,719		1,667	585	6,386	6,971	2,295	4,676	1987	6/24/97	5-31 yrs.
Hampton Inn-Memphis (Poplar), Tennessee	1	1,955	7,286		3,207	1,955	10,493	12,448	2,797	9,651	1985	6/24/97	5-31 yrs.

EQUITY INNS, INC.
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
AS OF DECEMBER 31, 2006
(in thousands)

			Cost Capitalized
			Subsequent			Gross Amount at Which							Life Upon
		Initial Cost	to Acquisition			Carried at Close of Period			Accumulated	Net Book			Which
			Buildings		Buildings		Buildings		Depreciation	Value			Depreciation
			and		and		and		Buildings and	Buildings and	Date of	Date of	In Statement
Description of Property	Footnote	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Improvements	Construction	Acquisition	Is Computed
Hampton Inn-Nashville (Briley), Tennessee			7,119		2,228		9,347	9,347	3,408	5,939	1987	6/24/97	5-31 yrs.
Hampton Inn-St. Louis, Missouri	2	665	4,161		2,283	665	6,444	7,109	2,386	4,723	1987	6/24/97	5-31 yrs.
Homewood Suites-Germantown, Tennessee	3	1,011	6,771		1,063	1,011	7,834	8,845	3,109	5,736	1986	6/26/97	5-31 yrs.
Homewood Suites-Augusta, Georgia	6	330	4,680		864	330	5,544	5,874	1,993	3,881	1997	7/10/97	5-31 yrs.
Residence Inn-Princeton, New Jersey	1	1,920	17,375		6,509	1,920	23,884	25,804	7,128	18,676	1988	9/18/97	5-31 yrs.
AmeriSuites-Cincinnati (Blue Ash), Ohio		900	6,707		829	900	7,536	8,436	2,719	5,717	1990	12/10/97	5-31 yrs.
AmeriSuites-Cincinnati (Forest Park), Ohio	3	800	6,185		816	800	7,001	7,801	2,728	5,073	1992	12/10/97	5-31 yrs.
AmeriSuites-Columbus, Ohio	1	903	7,630		1,262	903	8,892	9,795	3,339	6,456	1994	12/10/97	5-31 yrs.
AmeriSuites-Flagstaff, Arizona	3	600	4,569		882	600	5,451	6,051	2,262	3,789	1993	12/10/97	5-31 yrs.
AmeriSuites-Indianapolis, Indiana	1	700	5,575	468	2,081	1,168	7,656	8,824	2,722	6,102	1992	12/10/97	5-31 yrs.
AmeriSuites-Miami, Florida		1,500	10,287		960	1,500	11,247	12,747	3,913	8,834	1996	12/10/97	5-31 yrs.
AmeriSuites-Overland Park, Kansas	1	1,300	7,930		1,142	1,300	9,072	10,372	3,286	7,086	1994	12/10/97	5-31 yrs.
AmeriSuites-Richmond, Virginia	1	1,772	10,561		1,378	1,772	11,939	13,711	4,023	9,688	1992	12/3/97	5-31 yrs.
AmeriSuites-Tampa, Florida	3	1,400	10,309		1,168	1,400	11,477	12,877	3,788	9,089	1994	12/3/97	5-31 yrs.
Hampton Inn-San Antonio, Texas	7	3,749	8,856		2,765	3,749	11,621	15,370	3,105	12,265	1995	4/14/98	5-31 yrs.
Homewood Suites-Sharonville, Ohio	1	863	6,940		2,125	863	9,065	9,928	3,334	6,594	1990	4/15/98	5-31 yrs.
Residence Inn-Boise, Idaho		950	6,108		2,994	950	9,102	10,052	3,111	6,941	1986	4/28/98	5-31 yrs.
Residence Inn-Portland, Oregon	1	2,400	21,235		4,203	2,400	25,438	27,838	7,780	20,058	1990	4/28/98	5-31 yrs.
Undeveloped Real Estate-Bartlett, Tennessee		125				125		125		125		5/1/98
Residence Inn-Somers Point, New Jersey	3	1,094	7,101		4,605	1,094	11,706	12,800	3,122	9,678	1998	5/8/98	5-31 yrs.
AmeriSuites-Albuquerque, New Mexico	3	1,776	7,789		450	1,776	8,239	10,015	3,010	7,005	1997	6/26/98	5-31 yrs.
AmeriSuites-Baltimore, Maryland	3	659	9,412		554	659	9,966	10,625	3,261	7,364	1996	6/26/98	5-31 yrs.
AmeriSuites-Baton Rouge, Louisiana		649	10,242		281	649	10,523	11,172	3,749	7,423	1997	6/26/98	5-31 yrs.
AmeriSuites-Birmingham, Alabama	3	1,066	6,629		229	1,066	6,858	7,924	2,459	5,465	1997	6/26/98	5-31 yrs,
AmeriSuites-Las Vegas, Nevada		4,126	15,021		729	4,126	15,750	19,876	5,842	14,034	1998	6/26/98	5-31 yrs.
AmeriSuites-Memphis (Wolfchase), Tennessee	1	1,108	7,333		225	1,108	7,558	8,666	2,749	5,917	1996	6/26/98	5-31 yrs.
AmeriSuites-Miami (Kendall), Florida		2,426	8,196		404	2,426	8,600	11,026	2,903	8,123	1996	6/26/98	5-31 yrs.
AmeriSuites-Minneapolis, Minnesota		1,312	8,294		397	1,312	8,691	10,003	3,069	6,934	1997	6/26/98	5-31 yrs.
AmeriSuites-Nashville, Tennessee		1,622	9,650		454	1,622	10,104	11,726	3,615	8,111	1997	6/26/98	5-31 yrs.
Homewood Suites-Seattle, Washington	6	2,640	19,529		1,782	2,640	21,311	23,951	6,328	17,623	1998	8/7/98	5-31 yrs.
Homewood Suites-Chicago, Illinois			29,052		9,464		38,516	38,516	12,379	26,137	1999	5/18/99	5-31 yrs.
Homewood Suites-Orlando, Florida	4	4,250	17,015		5,549	4,250	22,564	26,814	7,725	19,089	1999	6/25/99	5-31 yrs.
Courtyard by Marriott-Houston, Texas	6	2,175	14,128		159	2,175	14,287	16,462	3,334	13,128	2002	12/6/02	5-31 yrs.
Courtyard by Marriott, Tallahassee, Florida	7	1,464	8,409		900	1,464	9,309	10,773	1,250	9,523	2000	1/26/04	5-31 yrs.
Residence Inn-Tampa, Florida	7	770	10,240		819	770	11,059	11,829	1,543	10,286	1998	3/25/04	5-31 yrs.
Courtyard by Marriott-Gainesville, Florida	7	631	6,777	1	214	632	6,991	7,623	931	6,692	1996	4/29/04	5-31 yrs.
Residence Inn-Tallahassee, Florida	7	938	7,335		89	938	7,424	8,362	1,089	7,273	1996	4/29/04	5-31 yrs.
Residence Inn-Knoxville, Tennessee	7	654	8,664	1	60	655	8,724	9,379	1,199	8,180	1997	5/10/04	5-31 yrs.
Courtyard by Marriott-Asheville, North Carolina	7	760	6,229		63	760	6,292	7,052	835	6,217	1996	5/28/04	5-31 yrs.
Residence Inn-Chattanooga, Tennessee	7	768	7,327		38	768	7,365	8,133	1,044	7,089	1996	5/28/04	5-31 yrs.
Courtyard by Marriott-Athens, Georgia	7	921	5,641		195	921	5,836	6,757	855	5,902	1989	6/16/04	5-31 yrs.
Residence Inn-Savannah, Georgia	7	861	5,907		71	861	5,978	6,839	850	5,989	1996	6/29/04	5-31 yrs.
Hampton Inn-Boca Raton, Florida	7	1,030	9,342		486	1,030	9,828	10,858	1,046	9,812	1996	10/22/04	5-31 yrs.
Hampton Inn & Suites-Boynton Beach, Florida	7	1,450	18,513		1,292	1,450	19,805	21,255	1,953	19,302	1997	10/22/04	5-31 yrs.
Hampton Inn-Deerfield Beach, Florida	7	930	12,040		358	930	12,398	13,328	1,246	12,082	2002	10/22/04	5-31 yrs.
Hampton Inn-Palm Beach Gardens, Florida	7	1,330	13,691		704	1,330	14,395	15,725	1,449	14,276	1999	10/22/04	5-31 yrs.
Hampton Inn-West Palm Beach, Florida	7	990	15,009		456	990	15,465	16,455	1,470	14,985	2001	10/22/04	5-31 yrs.
Courtyard by Marriott-Dalton, Georgia	4	850	5,551		527	850	6,078	6,928	743	6,185	1999	11/1/04	5-31 yrs.
Hilton Garden Inn-Louisville, Kentucky	4	975	7,085		663	975	7,748	8,723	969	7,754	1999	11/1/04	5-31 yrs.
Residence Inn-Macon, Georgia	7	640	5,918		219	640	6,137	6,777	746	6,031	1996	12/6/04	5-31 yrs.

EQUITY INNS, INC.
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
AS OF DECEMBER 31, 2006
(in thousands)

				Cost Capitalized
				Subsequent		Gross Amount at Which							Life Upon
		Initial Cost		to Acquisition		Carried at Close of Period			Accumulated	Net Book			Which
			Buildings		Buildings		Buildings		Depreciation	Value			Depreciation
			and		and		and		Buildings and	Buildings and	Date of	Date of	In Statement
Description of Property	Footnote	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Improvements	Construction	Acquisition	Is Computed
SpringHill Suites-Asheville, North Carolina	4	600	6,737		94	600	6,831	7,431	723	6,708	2002	12/16/04	5-31 yrs.
Courtyard by Marriott-Knoxville, Tennessee	7	640	8,724		149	640	8,873	9,513	830	8,683	1996	12/21/04	5-31 yrs.
Courtyard by Marriott-Mobile, Alabama	7		6,542		829		7,371	7,371	725	6,646	1995	12/21/04	5-31 yrs.
Hilton Garden Inn-Ft. Myers, Florida	4	1,300	13,618		135	1,300	13,753	15,053	1,173	13,880	2001	3/1/05	5-31 yrs.
Residence Inn-Jacksonville, Florida	4	725	5,774		458	725	6,232	6,957	629	6,328	2000	3/9/05	5-31 yrs.
Courtyard by Marriott-Bowling Green, Kentucky	7	1,000	7,139		223	1,000	7,362	8,362	647	7,715	1997	4/29/05	5-31 yrs.
Courtyard by Marriott-Jacksonville, Florida	7	700	6,447		76	700	6,523	7,223	573	6,650	1996	5/2/05	5-31 yrs.
Hampton Inn-Orlando, Florida	6	2,700	9,139		1,766	2,700	10,905	13,605	948	12,657	1999	6/1/05	5-31 yrs.
Residence Inn-Sarasota, Florida	7	1,360	8,848		75	1,360	8,923	10,283	704	9,579	1997	6/13/05	5-31 yrs.
Courtyard by Marriott-Sarasota, Florida	7	1,200	8,920		91	1,200	9,011	10,211	634	9,577	1996	6/16/05	5-31 yrs.
Residence Inn-Ft. Myers, Florida	7	1,000	10,023		69	1,000	10,092	11,092	723	10,369	1996	6/16/05	5-31 yrs.
Hampton Inn & Suites-Franklin, Tennessee	7	1,650	9,040		545	1,650	9,585	11,235	764	10,471	1996	7/1/05	5-31 yrs.
Hampton Inn-Champaign, Illinois	6	700	10,700		803	700	11,503	12,203	751	11,452	1995	9/2/05	5-31 yrs.
Hampton Inn-East Lansing, Michigan	6	1,000	4,166		528	1,000	4,694	5,694	367	5,327	2000	9/2/05	5-31 yrs.
Hampton Inn-Grand Rapids, Michigan		1,275	4,296		669	1,275	4,965	6,240	383	5,857	1998	9/2/05	5-31 yrs.
SpringHill Suites-Grad Rapids, Michigan		574	5,076	1	100	575	5,176	5,751	392	5,359	2002	9/2/05	5-31 yrs.
Hampton Inn-Peabody, Massachusetts	1	1,800	5,812		1,405	1,800	7,217	9,017	495	8,522	1999	9/30/05	5-31 yrs.
Homewood Suites-Peabody, Massachusetts		1,300	5,247		1,764	1,300	7,011	8,311	433	7,878	1999	9/30/05	5-31 yrs.
Courtyard by Marriott-Carlsbad, California	4	3,000	19,039		921	3,000	19,960	22,960	1,014	21,946	2000	11/1/05	5-31 yrs.
SpringHill Suites-Sarasota, Florida	6	1,180	8,860			1,180	8,860	10,040	364	9,676	2000	1/17/06	5-31 yrs.
TownPlace Suites-Savannah, Georgia	6	1,475	7,447			1,475	7,447	8,922	359	8,563	2000	1/17/06	5-31 yrs.
Courtyard by Marriott-Orlando(Maitland), Florida	7	950	13,475			950	13,475	14,425	531	13,894	1998	2/16/06	5-31 yrs.
Residence Inn-Tampa, Florida	7	570	7,220			570	7,220	7,790	335	7,455	1997	2/16/06	5-31 yrs.
Residence Inn-Mobile, Alabama	7		7,310				7,310	7,310	243	7,067	1996	4/24/06	5-31 yrs.
Embassy Suites-Orlando, Florida		5,000	24,204			5,000	24,204	29,204	803	28,401	1985	6/22/06	5-31 yrs.
Fairfield Inn & Suites-Atlanta, Georgia		2,100	7,912			2,100	7,912	10,012	169	9,843	1996	8/3/06	5-31 yrs.
SpringHill Suites-Houston, Texas		430	6,570			430	6,570	7,000	159	6,841	1996	8/3/06	5-31 yrs.
SpringHill Suites-San Antonio, Texas			9,572				9,572	9,572	193	9,379	1995	8/3/06	5-31 yrs.
Courtyard by Marriott-Lexington, Kentucky		1,100	10,268			1,100	10,268	11,368	40	11,328	1999	12/7/06	5-31 yrs.
Courtyard by Marriott-Louisville, Kentucky	7	2,125	18,713			2,125	18,713	20,838	68	20,770	1999	12/13/06	5-31 yrs.
SpringHill Suites-Lexington, Kentucky	7	875	10,227			875	10,227	11,102	42	11,060	2003	12/15/06	5-31 yrs.
Hilton Garden Inn-Rio Rancho, New Mexico	7	1,098	10,532			1,098	10,532	11,630		11,630	1998	12/22/06	5-31 yrs.
Corporate Office--Memphis, TN					737		737	737	403	334	1999		7 Yrs

		144,511	1,071,201	506	198,500	145,017	1,269,701	1,414,718	318,189	1,096,529

Impairment Losses
Holiday Inn-Oak Hill, West Virginia			(2,210)				(2,210)	(2,210)		(2,210)
Hampton Inn-Nashville (Briley), Tennessee			(3,000)				(3,000)	(3,000)		(3,000)

		$144,511	$1,065,991	$506	$198,500	$145,017	$1,264,491	$1,409,508	$318,189	$1,091,319

Notes to Schedule III -- Real Estate and Accumulated Depreciation (in thousands).

1.	Collateral for the Capmark mortgages due July 2009 with a current balance of $85,428
2.	Collateral for the GECC mortgages due November 2010 with a current balance of $63,364
3.	Collateral for the Capmark mortgages due November 2010 with a current balance of $32,885
4.	Collateral for the GECC mortgages due December 2015 with a current balance of $72,135
5.	Collateral for the Capmark mortgages due October 2016 with a current balance of $49,847
6.	Collateral for the JPMorgan mortgages due December 2016 with a current balance of $95,000
7.	Collateral for various mortgage notes due from April 2007 to June 2024 with combined balances of approximately $156,415

	2006	2005	2004

Cost of land, buildings and improvements:
Balance at beginning of year	$1,270,566	$1,118,941	$930,984
Acquisitions and improvements	212,973	185,783	220,112
Disposals	(75,221)	(27,758)	(30,272)
Impairments	1,190	(6,400)	(1,883)

Balance at end of year	$1,409,508	$1,270,566	$1,118,941

Accumulated depreciation,
buildings and improvements:
Balance at beginning of year	$292,333	$262,337	$239,335
Depreciation for the period	54,785	48,413	41,171
Disposals	(28,929)	(18,417)	(20,040)
Impairments	-	-	1,871

Balance at end of year	$318,189	$292,333	$262,337

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended December 31, 2006 and through the date of this report, there has been no change in the Company's independent accountants, nor have any disagreements with such accountants or reportable events occurred.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Internal Control Over Financial Reporting

See "Management's Report on Internal Control Over Financial Reporting" included in Item 8 "Financial Statements and Supplementary Data."

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the year ended December 31, 2006 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the section entitled "The Election of Directors" and "Our Board of Directors" in the Proxy Statement as to the Company's directors and certain of our executive officers. The information set forth in Item 1 to this annual report on Form 10-K under the captions "Business-Executive Officers of the Company" and "Business-Available Information" is also incorporated by reference into this Item 10.

Information required by this item is incorporated by reference from the section entitled "Section 16(a) Beneficial Ownership and Reporting Compliance" in the Proxy Statement as to Section 16 reporting compliance.

Our Board has determined that Robert P. Bowen represents its "audit committee financial expert" (as that term is defined in the rules promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002) in serving on the Audit Committee. Our Board has determined that each of the members of our Audit Committee is financially literate and has accounting or related financial management expertise, as required by the New York Stock Exchange as interpreted by our Board.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Exhibits:

The exhibits required by Item 601 of Regulation S-K are provided below. Management contracts or compensatory plans are filed as exhibits 10.3(a), 10.3(b), 10.3(c), 10.3(d), 10.3(e), 10.3(f), 10.3(g), 10.3(h), 10.3(i), 10.3(j), 10.3(k), 10.3(l), 10.3(m), 10.3(n), 10.18(a), 10.18(b), 10.18(c), 10.18(d), 10.18(e), 10.18(f), 10.18(g),10.19, 10.25(a), 10.25(b), 10.25(c) and 10.25(d).

Exhibit
Number	Description

3.1(a)--
Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on October 23, 1997)

3.1(b)--
Articles of Amendment to the Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on May 28, 1998)

3.1(c)--
Articles of Amendment to the Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 4.1(d) to the Company's Registration Statement on Form 8-A12B (Registration No. 01-12073) filed with the SEC on July 7, 2003, as amended on August 7, 2003)

3.1(d)--
Articles of Amendment to the Second Amended and Restated Charter of the Company (incorporated by reference to Exhibit 4.1(e) to the Company's Registration Statement on Form 8-A filed with the SEC on February 15, 2006)

3.2--	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (Registration No. 33-73304)

4.1(a)--	Form of Share Certificate for the Company’s Common Stock, $.01 par value (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (Registration No. 33-73304))

4.1(b)--
Form of share certificate for the Company's 8.75% Series B Cumulative Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 11, 2003)

4.1(c)--
Form of share certificate for the Company's 8.00% Series C Cumulative Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed with the SEC on February 15, 2006)

4.2(a)--
Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 24, 1997 (Registration No. 01-12073) filed with the SEC on July 10, 1997)

4.2(b)--
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.2(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

4.2(c)--
Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.2(d) of the Company’s Quarterly Report on From 10-Q (Registration No. 01-12073) for the quarter ended March 31, 2006 and filed with the SEC on May 10, 2006)

4.3(a)--
Junior Subordinated Indenture, dated as of June 17, 2005, between the Partnership and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 23, 2005)

4.3(b)--
Amended and Restated Trust Agreement, dated as of June 17, 2005, among the Partnership, as depositor, JPMorgan Chase National Association, as property trustee and Delaware trustee, the Administrative Trustees named therein and the holders of undivided beneficial interests in the assets of the Trust trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 23, 2005)

4.3(c)--	Form of Junior Subordinated Note (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on June 23, 2005)

4.3(d)--	Form of Trust Preferred Security Certificate Note (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed with the SEC on June 23, 2005)

4.4, 10.1--
Indenture dated as of February 6, 1997 among EQI Financing Partnership I, L.P. as Issuer, LaSalle National Bank as Trustee, and ABN AMBRO Bank N.V. as Fiscal Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Registration No. 01-12073) for the quarter ended March 31, 1997 and filed with the SEC on April 30, 1997)

10.2(a)--
Form of Lease Agreement, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.2(b)--
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

10.3(c)--
2007 Restricted Stock Award Agreement, dated as of January 3, 2007, between the Company and Howard A. Silver (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.3(d)--
2007 Restricted Stock Award Agreement, dated as of January 3, 2007, between the Company and J. Mitchell Collins (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.3(e)--
2007 Restricted Stock Award Agreement, dated as of January 3, 2007, between the Company and Phillip H. McNeill, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.3(f)--
2007 Restricted Stock Award Agreement, dated as of January 3, 2007, between the Company and Richard F. Mitchell (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.3(g)--
2007 Restricted Stock Award Agreement, dated as of January 3, 2007, between the Company and Edwin F. Ansbro (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.3(h)--
2007 Restricted Stock Award Agreement, dated as of January 3, 2007, between the Company and J. Ronald Cooper (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.3(i)--
2006 Restricted Stock Award Agreement as amended as of December 31, 2006, between the Company and Howard A. Silver (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.3(j)--
2006 Restricted Stock Award Agreement as amended as of December 31, 2006, between the Company and J. Mitchell Collins (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.3(k)--
2006 Restricted Stock Award Agreement as amended as of December 31, 2006, between the Company and Phillip H. McNeill, Jr. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.3(l)--
2006 Restricted Stock Award Agreement as amended as of December 31, 2006, between the Company and Richard F. Mitchell (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.3(m)--
2006 Restricted Stock Award Agreement as amended as of December 31, 2006, between the Company and Edwin F. Ansbro (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.3(n)--
2006 Restricted Stock Award Agreement as amended as of December 31, 2006, between the Company and J. Ronald Cooper (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.4--
Right of First Refusal Agreement between Wolf River Hotel, L.P. and Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-3 (Registration No. 33-93158))

10.5--
Right of First Refusal Agreement between SAHI I L.P. and Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-3 (Registration No. 33-93158))

10.6(a)--
Loan Agreement, dated as of June 16, 1999, among EQI Financing Partnership II, L.P. and EQI/WV Financing Partnership, L.P., as Borrower Parties, and GMAC Commercial Mortgage Corporation, as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.6(b)--
Loan Affirmation and Modification Agreement dated as of December 31, 2000 by and among EQI Financing Partnership II, L.P., EQI/WV Financing Partnership, L.P., ENN Leasing Company II, L.L.C., Equity Inns Partnership, L.P., Equity Inns, Inc., Norwest Bank Minnesota, National Association, as trustee, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.6(c)--
Loan Affirmation and Modification Agreement dated as of January 9, 2002, by and among EQI Financing Partnership II, L.P., EQI/WV Financing Partnership, L.P., EQI Financing Partnership V, L.P., ENN Leasing Company II, L.L.C., ENN Leasing Company V, L.L.C., Equity Inns Partnership, L.P., Equity Inns, Inc., Equity Inns Trust,Norwest Bank Minnesota, National Association, as trustee, and LaSalle Bank National Association, as trustee  (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 25, 2002)

10.7--
Loan Agreement, dated as of October 20, 2000, between EQI Financing Partnership V, L.P., as Borrower, and GMAC Commercial Mortgage Corporation, as Lender (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Registration No. 01-12073) filed with the SEC on March 23, 2001)

10.8--
Loan Agreement, dated as of November 7, 2000, between EQI Financing Partnership III, L.P., as Borrower,  and General Electric Capital Corporation, as Lender (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Registration No. 01-12073) filed with the SEC on March 23, 2001)

10.9--
Loan Agreement, dated as of November 7, 2000, by and among EQI Financing Partnership IV, L.P. and EQI/WV Financing Partnership II, L.P., as Borrowers, and General Electric Capital Corporation, as Lender (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Registration No. 01-12073) filed with the SEC on March 23, 2001)

10.10--
Unsecured Revolving Credit Agreement, by and among Equity Inns Partnership, L.P., Equity Inns/West Virginia Partnership, L.P., EQI 2 Orlando, L.L.C., EQI Financing Partnership I, L.P., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders thereto, dated as of September 21, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on September 21, 2006)

10.11--
Master Lease Termination Agreement dated as of December 20, 2001, by and among Equity Inns, Inc., Equity Inns Partnership, L.P., Equity Inns/West Virginia Partnership, L.P., EQI Financing Partnership II, L.P., EQI Financing Partnership V, L.P., EQI/WV Financing Partnership, L.P., ENN Leasing Company, Inc., ENN Leasing Company II, L.L.C., ENN Leasing Company V, L.L.C., Prime Hospitality Corp., Oradell Holding Corp., Wayne Holding Corp, and Caldwell Holding Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 25, 2002)

10.12--
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Promus Hotels, Inc., effective as of January 1, 2001 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.13--
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Innkeepers Hospitality Management, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

10.14--
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Crossroads Hospitality Company, L.L.C., effective as of January 1, 2001 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.15(a)--
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and certain affiliates of Prime Hospitality Corp., effective as of January 1, 2002 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 25, 2002

10.15(b)--
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and certain affiliates of Prime Hospitality Corp., effective as of May 14, 2003 (incorporated by reference to Exhibit 10.15(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

10.16(a)--
Form of Deed of Trust dated as of February 6, 1997 by EQI Financing Partnership 1, L.P. in favor of LaSalle National Bank, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Registration No. 01-12073) for the quarter ended March 31, 1997 and filed with the SEC on April 30, 1997)

10.16(b)--
Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing from Company Subsidiary, as Grantor, to Eugene F. Segrest, Esq., as Trustee, for the benefit of Capmark Bank, as Beneficiary, dated September 18, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on September 19, 2006)

10.16(c)
Form of Deed of Trust Note from Company Subsidiary, as maker, payable to Capmark Bank, dated September 18, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on September 19, 2006)

10.16(d)
Form of Deed of Trust and Security Agreement from Company Subsidiary, as Grantor, to Chicago Title Insurance Company, as Trustee, for the benefit of JPMorgan Chase Bank, N.A., as Beneficiary, dated November 17, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on November 17, 2006)

10.16(e)
Form of Fixed Rate Note from Company Subsidiary, as Borrower, payable to JPMorgan Chase Bank, N.A., dated November 17, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on November 17, 2006)

10.17--
Commercial Lease dated as of December 17, 1998 between 64 LTD. LLC and Equity Inns Services, Inc. (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Registration No. 01-12073) filed with the SEC on March 23, 1999)

10.18(a)--
Change in Control and Termination Agreement as amended as of January 1, 2007 between the Company and Howard A. Silver (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.18(b)--
Change in Control and Termination Agreement as amended as of January 1, 2007 between the Company and J. Mitchell Collins (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.18(c)--
Change in Control and Termination Agreement as amended as of January 1, 2007 between the Company and Phillip H. McNeill, Jr. (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.18(d)--
Change in Control and Termination Agreement as amended as of January 1, 2007 between the Company and Richard F. Mitchell (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.18(e)--
Change in Control and Termination Agreement as amended as of January 1, 2007 between the Company and Edwin F. Ansbro (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.18(f)--
Change in Control and Termination Agreement as amended as of January 1, 2007 between the Company and J. Ronald Cooper (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.18(g)--
Change in Control and Termination Agreement as amended as of January 1, 2007 between the Company and Phillip H. McNeill, Sr. (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.19--
Equity Inns, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (Registration No. 01-12073) filed with the SEC on March 17, 2000)

10.20--
Master Lease Termination Agreement dated as of September 7, 2000, by and among Equity Inns, Inc., Equity Inns Partnership, L.P., Equity Inns/West Virginia Partnership, L.P., EQI Financing Partnership I, L.P., EQI Financing Partnership II, L.P., EQI/WV Financing Partnership, L.P., Equity Inns Partnership II, L.P., E.I.P. Orlando, L.P., Crossroads/Memphis Partnership, L.P., Crossroads/Memphis Financing Company, L.L.C., Crossroads/Memphis Financing Company II, L.L.C., Crossroads Future Company, L.L.C., Crossroads Future Financing Company, L.L.C., Interstate Hotels, LLC and Crossroads Hospitality Company, L.L.C. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on January 11, 2001)

10.21--
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Wright Hospitality Management, LLC (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

10.22--
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and McKibbon Hotel Management, Inc. (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

10.23--
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Hospitality Group, Inc. (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004)

10.24--
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Gateway Lodging Company, Inc. (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004)

10.25(a)--	Executive Officer and Independent Director Compensation (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004)

10.25(b)--	Executive Officer Compensation (incorporated by reference to the summary information filed under Item 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 10, 2006)

10.25(c)--	Summary of 2006 Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on March 10, 2006)

10.25(d)--
Summary of Executive Officer Compensation (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Registration No. 01-12073) for the quarter ended March 31, 2006 and filed with the SEC on May 10, 1006)

10.26--
Mortgage, Security Agreement, Financing Statement and Fixture Filing, by and between Equity Inns Partnership, L.P., as mortgagor, and ING USA Annuity and Life Insurance Company, as mortgagee, dated as of October 21, 2004 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 26, 2004)

10.27--
Promissory Note executed by Equity Inns Partnership, L.P. payable to ING USA Annuity and Life Insurance Company, dated as of October 21, 2004 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 26, 2004)

10.28--
Purchase Agreement, dated as of June 17, 2005, among the Company, the Partnership, the Trust and Merrill Lynch International (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 23, 2005)

10.29--
Form of Loan Agreement, by and between Borrower and General Electric Capital Corporation, as lender, dated as of November 18, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 22, 2005)

10.30--
Form or Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, by and between Mortgagor and General Electric Capital Corporation, as mortgagee, dated as of November 18, 2005 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on November 22, 2005)

10.31(a)--
Master Agreement, dated as of October 3, 2006, by and between the Company and affiliates of the Global Hyatt Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on October 4, 2006

10.31(b)--
Form of Second Amendment to AmeriSuites Management Agreement, dated as of October 3, 2006, by and among the Company and affiliates of the Global Hyatt Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on October 4, 2006)

10.32--
Purchase Agreement dated as of December 31, 2006 between Equity Inns TRS Holdings, Inc. and Howard A. Silver (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.33--
Purchase Agreement dated as of December 31, 2006 between Equity Inns TRS Holdings, Inc. and Phillip H. McNeill, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

12.1* --	Statement regarding computation of ratios

21.1* --	List of subsidiaries of Equity Inns, Inc.

23.1* --	Consent of PricewaterhouseCoopers L.L.P.

31.1* --	Certification of Howard A. Silver, Chief Executive Officer of Equity Inns, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and dated February 28, 2007

31.2* --	Certification of J. Mitchell Collins, Chief Financial Officer of Equity Inns, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and dated February 28, 2007

32.1* --
Certification of Howard A. Silver, Chief Executive Officer of Equity Inns, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated February 28, 2007

32.2* --
Certification of J. Mitchell Collins, Chief Financial Officer of Equity Inns, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated February 28, 2007

______________
*          Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 28th day of February, 2007.
.
EQUITY INNS, INC.

By:	/s/ Howard A. Silver
Howard A. Silver
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February, 2007.

Signature	Title	Date

/s/ Phillip H. McNeill, Sr.	Chairman of the Board	February 28, 2007
Phillip H. McNeill, Sr.	and Director

/s/ Howard A. Silver	President, Chief Executive	February 28, 2007
Howard A. Silver	Officer (Principal Executive
Officer) and Director

/s/ J. Mitchell Collins	Executive Vice President, Chief	February 28, 2007
J. Mitchell Collins	Financial Officer, Treasurer and
Secretary (Principal Financial
and Accounting Officer)

/s/ Harry S. Hays	Director	February 28, 2007
Harry S. Hays

/s/ Joseph W. McLeary	Director	February 28, 2007
Joseph W. McLeary

/s/ Raymond E. Schultz	Director	February 28, 2007
Raymond E. Schultz

/s/ Robert P. Bowen	Director	February 28, 2007
Robert P. Bowen

INDEX OF EXHIBITS
Exhibit
Number	Description

3.1(a)--
Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on October 23, 1997)

3.1(b)--
Articles of Amendment to the Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on May 28, 1998)

3.1(c)--
Articles of Amendment to the Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 4.1(d) to the Company's Registration Statement on Form 8-A12B (Registration No. 01-12073) filed with the SEC on July 7, 2003, as amended on August 7, 2003)

3.1(d)--
Articles of Amendment to the Second Amended and Restated Charter of the Company (incorporated by reference to Exhibit 4.1(e) to the Company's Registration Statement on Form 8-A filed with the SEC on February 15, 2006)

3.2--	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (Registration No. 33-73304)

4.1(a)--	Form of Share Certificate for the Company’s Common Stock, $.01 par value (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (Registration No. 33-73304))

4.1(b)--
Form of share certificate for the Company's 8.75% Series B Cumulative Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 11, 2003)

4.1(c)--
Form of share certificate for the Company's 8.00% Series C Cumulative Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed with the SEC on February 15, 2006)

4.2(a)--
Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 24, 1997 (Registration No. 01-12073) filed with the SEC on July 10, 1997)

4.2(b)--
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.2(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

4.2(c)--
Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.2(d) of the Company’s Quarterly Report on From 10-Q (Registration No. 01-12073) for the quarter ended March 31, 2006 and filed with the SEC on May 10, 2006)

4.3(a)--
Junior Subordinated Indenture, dated as of June 17, 2005, between the Partnership and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 23, 2005)

4.3(b)--
Amended and Restated Trust Agreement, dated as of June 17, 2005, among the Partnership, as depositor, JPMorgan Chase National Association, as property trustee and Delaware trustee, the Administrative Trustees named therein and the holders of undivided beneficial interests in the assets of the Trust trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 23, 2005)

4.3(c)--	Form of Junior Subordinated Note (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on June 23, 2005)

4.3(d)--	Form of Trust Preferred Security Certificate Note (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed with the SEC on June 23, 2005)

4.4, 10.1--
Indenture dated as of February 6, 1997 among EQI Financing Partnership I, L.P. as Issuer, LaSalle National Bank as Trustee, and ABN AMBRO Bank N.V. as Fiscal Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Registration No. 01-12073) for the quarter ended March 31, 1997 and filed with the SEC on April 30, 1997)

10.2(a)--
Form of Lease Agreement, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.2(b)--
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

10.3(c)--
2007 Restricted Stock Award Agreement, dated as of January 3, 2007, between the Company and Howard A. Silver (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.3(d)--
2007 Restricted Stock Award Agreement, dated as of January 3, 2007, between the Company and J. Mitchell Collins (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.3(e)--
2007 Restricted Stock Award Agreement, dated as of January 3, 2007, between the Company and Phillip H. McNeill, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.3(f)--
2007 Restricted Stock Award Agreement, dated as of January 3, 2007, between the Company and Richard F. Mitchell (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.3(g)--
2007 Restricted Stock Award Agreement, dated as of January 3, 2007, between the Company and Edwin F. Ansbro (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.3(h)--
2007 Restricted Stock Award Agreement, dated as of January 3, 2007, between the Company and J. Ronald Cooper (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.3(i)--
2006 Restricted Stock Award Agreement as amended as of December 31, 2006, between the Company and Howard A. Silver (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.3(j)--
2006 Restricted Stock Award Agreement as amended as of December 31, 2006, between the Company and J. Mitchell Collins (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.3(k)--
2006 Restricted Stock Award Agreement as amended as of December 31, 2006, between the Company and Phillip H. McNeill, Jr. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.3(l)--
2006 Restricted Stock Award Agreement as amended as of December 31, 2006, between the Company and Richard F. Mitchell (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.3(m)--
2006 Restricted Stock Award Agreement as amended as of December 31, 2006, between the Company and Edwin F. Ansbro (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.3(n)--
2006 Restricted Stock Award Agreement as amended as of December 31, 2006, between the Company and J. Ronald Cooper (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.4--
Right of First Refusal Agreement between Wolf River Hotel, L.P. and Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-3 (Registration No. 33-93158))

10.5--
Right of First Refusal Agreement between SAHI I L.P. and Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-3 (Registration No. 33-93158))

10.6(a)--
Loan Agreement, dated as of June 16, 1999, among EQI Financing Partnership II, L.P. and EQI/WV Financing Partnership, L.P., as Borrower Parties, and GMAC Commercial Mortgage Corporation, as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.6(b)--
Loan Affirmation and Modification Agreement dated as of December 31, 2000 by and among EQI Financing Partnership II, L.P., EQI/WV Financing Partnership, L.P., ENN Leasing Company II, L.L.C., Equity Inns Partnership, L.P., Equity Inns, Inc., Norwest Bank Minnesota, National Association, as trustee, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.6(c)--
Loan Affirmation and Modification Agreement dated as of January 9, 2002, by and among EQI Financing Partnership II, L.P., EQI/WV Financing Partnership, L.P., EQI Financing Partnership V, L.P., ENN Leasing Company II, L.L.C., ENN Leasing Company V, L.L.C., Equity Inns Partnership, L.P., Equity Inns, Inc., Equity Inns Trust,Norwest Bank Minnesota, National Association, as trustee, and LaSalle Bank National Association, as trustee  (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 25, 2002)

10.7--
Loan Agreement, dated as of October 20, 2000, between EQI Financing Partnership V, L.P., as Borrower, and GMAC Commercial Mortgage Corporation, as Lender (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Registration No. 01-12073) filed with the SEC on March 23, 2001)

10.8--
Loan Agreement, dated as of November 7, 2000, between EQI Financing Partnership III, L.P., as Borrower,  and General Electric Capital Corporation, as Lender (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Registration No. 01-12073) filed with the SEC on March 23, 2001)

10.9--
Loan Agreement, dated as of November 7, 2000, by and among EQI Financing Partnership IV, L.P. and EQI/WV Financing Partnership II, L.P., as Borrowers, and General Electric Capital Corporation, as Lender (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Registration No. 01-12073) filed with the SEC on March 23, 2001)

10.10--
Unsecured Revolving Credit Agreement, by and among Equity Inns Partnership, L.P., Equity Inns/West Virginia Partnership, L.P., EQI 2 Orlando, L.L.C., EQI Financing Partnership I, L.P., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders thereto, dated as of September 21, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on September 21, 2006)

10.11--
Master Lease Termination Agreement dated as of December 20, 2001, by and among Equity Inns, Inc., Equity Inns Partnership, L.P., Equity Inns/West Virginia Partnership, L.P., EQI Financing Partnership II, L.P., EQI Financing Partnership V, L.P., EQI/WV Financing Partnership, L.P., ENN Leasing Company, Inc., ENN Leasing Company II, L.L.C., ENN Leasing Company V, L.L.C., Prime Hospitality Corp., Oradell Holding Corp., Wayne Holding Corp, and Caldwell Holding Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 25, 2002)

10.12--
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Promus Hotels, Inc., effective as of January 1, 2001 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.13--
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Innkeepers Hospitality Management, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

10.14--
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Crossroads Hospitality Company, L.L.C., effective as of January 1, 2001 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on February 26, 2001)

10.15(a)--
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and certain affiliates of Prime Hospitality Corp., effective as of January 1, 2002 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 25, 2002

10.15(b)--
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and certain affiliates of Prime Hospitality Corp., effective as of May 14, 2003 (incorporated by reference to Exhibit 10.15(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

10.16(a)--
Form of Deed of Trust dated as of February 6, 1997 by EQI Financing Partnership 1, L.P. in favor of LaSalle National Bank, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Registration No. 01-12073) for the quarter ended March 31, 1997 and filed with the SEC on April 30, 1997)

10.16(b)--
Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing from Company Subsidiary, as Grantor, to Eugene F. Segrest, Esq., as Trustee, for the benefit of Capmark Bank, as Beneficiary, dated September 18, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on September 19, 2006)

10.16(c)
Form of Deed of Trust Note from Company Subsidiary, as maker, payable to Capmark Bank, dated September 18, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on September 19, 2006)

10.16(d)
Form of Deed of Trust and Security Agreement from Company Subsidiary, as Grantor, to Chicago Title Insurance Company, as Trustee, for the benefit of JPMorgan Chase Bank, N.A., as Beneficiary, dated November 17, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on November 17, 2006)

10.16(e)
Form of Fixed Rate Note from Company Subsidiary, as Borrower, payable to JPMorgan Chase Bank, N.A., dated November 17, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on November 17, 2006)

10.17--
Commercial Lease dated as of December 17, 1998 between 64 LTD. LLC and Equity Inns Services, Inc. (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Registration No. 01-12073) filed with the SEC on March 23, 1999)

10.18(a)--
Change in Control and Termination Agreement as amended as of January 1, 2007 between the Company and Howard A. Silver (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.18(b)--
Change in Control and Termination Agreement as amended as of January 1, 2007 between the Company and J. Mitchell Collins (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.18(c)--
Change in Control and Termination Agreement as amended as of January 1, 2007 between the Company and Phillip H. McNeill, Jr. (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.18(d)--
Change in Control and Termination Agreement as amended as of January 1, 2007 between the Company and Richard F. Mitchell (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.18(e)--
Change in Control and Termination Agreement as amended as of January 1, 2007 between the Company and Edwin F. Ansbro (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.18(f)--
Change in Control and Termination Agreement as amended as of January 1, 2007 between the Company and J. Ronald Cooper (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.18(g)--
Change in Control and Termination Agreement as amended as of January 1, 2007 between the Company and Phillip H. McNeill, Sr. (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.19--
Equity Inns, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (Registration No. 01-12073) filed with the SEC on March 17, 2000)

10.20--
Master Lease Termination Agreement dated as of September 7, 2000, by and among Equity Inns, Inc., Equity Inns Partnership, L.P., Equity Inns/West Virginia Partnership, L.P., EQI Financing Partnership I, L.P., EQI Financing Partnership II, L.P., EQI/WV Financing Partnership, L.P., Equity Inns Partnership II, L.P., E.I.P. Orlando, L.P., Crossroads/Memphis Partnership, L.P., Crossroads/Memphis Financing Company, L.L.C., Crossroads/Memphis Financing Company II, L.L.C., Crossroads Future Company, L.L.C., Crossroads Future Financing Company, L.L.C., Interstate Hotels, LLC and Crossroads Hospitality Company, L.L.C. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (Registration No. 01-12073) filed with the Securities and Exchange Commission on January 11, 2001)

10.21--
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Wright Hospitality Management, LLC (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

10.22--
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and McKibbon Hotel Management, Inc. (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

10.23--
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Hospitality Group, Inc. (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004)

10.24--
Form of Management Agreement between certain subsidiaries of Equity Inns TRS Holdings, Inc. and Gateway Lodging Company, Inc. (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004)

10.25(a)--	Executive Officer and Independent Director Compensation (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004)

10.25(b)--	Executive Officer Compensation (incorporated by reference to the summary information filed under Item 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 10, 2006)

10.25(c)--	Summary of 2006 Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on March 10, 2006)

10.25(d)--
Summary of Executive Officer Compensation (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Registration No. 01-12073) for the quarter ended March 31, 2006 and filed with the SEC on May 10, 1006)

10.26--
Mortgage, Security Agreement, Financing Statement and Fixture Filing, by and between Equity Inns Partnership, L.P., as mortgagor, and ING USA Annuity and Life Insurance Company, as mortgagee, dated as of October 21, 2004 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 26, 2004)

10.27--
Promissory Note executed by Equity Inns Partnership, L.P. payable to ING USA Annuity and Life Insurance Company, dated as of October 21, 2004 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 26, 2004)

10.28--
Purchase Agreement, dated as of June 17, 2005, among the Company, the Partnership, the Trust and Merrill Lynch International (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 23, 2005)

10.29--
Form of Loan Agreement, by and between Borrower and General Electric Capital Corporation, as lender, dated as of November 18, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 22, 2005)

10.30--
Form or Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, by and between Mortgagor and General Electric Capital Corporation, as mortgagee, dated as of November 18, 2005 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on November 22, 2005)

10.31(a)--
Master Agreement, dated as of October 3, 2006, by and between the Company and affiliates of the Global Hyatt Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on October 4, 2006

10.31(b)--
Form of Second Amendment to AmeriSuites Management Agreement, dated as of October 3, 2006, by and among the Company and affiliates of the Global Hyatt Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on October 4, 2006)

10.32--
Purchase Agreement dated as of December 31, 2006 between Equity Inns TRS Holdings, Inc. and Howard A. Silver (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.33--
Purchase Agreement dated as of December 31, 2006 between Equity Inns TRS Holdings, Inc. and Phillip H. McNeill, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

12.1* --	Statement regarding computation of ratios

21.1* --	List of subsidiaries of Equity Inns, Inc.

23.1* --	Consent of PricewaterhouseCoopers L.L.P.

31.1* --	Certification of Howard A. Silver, Chief Executive Officer of Equity Inns, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and dated February 28, 2007

31.2* --	Certification of J. Mitchell Collins, Chief Financial Officer of Equity Inns, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and dated February 28, 2007

32.1* --
Certification of Howard A. Silver, Chief Executive Officer of Equity Inns, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated February 28, 2007

32.2* --
Certification of J. Mitchell Collins, Chief Financial Officer of Equity Inns, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated February 28, 2007

______________
*          Filed herewith.