Form 10-Q
period 2007-03-31
EQUITY INNS INC
filed 2007-05-10
CIK 916530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2007  Commission File Number 01-12073

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on April 25, 2007 was 55,044,615.

EQUITY INNS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EQUITY INNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2007	2006

Assets:
Investment in hotel properties, at cost	$1,453,299	$1,409,508
Accumulated depreciation	(333,627)	(318,189)
Investment in hotel properties, net	1,119,672	1,091,319
Cash and cash equivalents	11,209	7,484
Accounts receivable, net of doubtful accounts of $200 and $200, respectively	9,140	7,767
Interest rate swap	406	516
Notes receivable, net	1,892	1,896
Deferred expenses, net	14,490	13,286
Deposits and other assets, net	18,200	15,014

Total Assets	$1,175,009	$1,137,282

Liabilities and Shareholders' Equity:
Long-term debt	$678,654	$635,365
Accounts payable and accrued expenses	42,864	42,445
Distributions payable	16,045	14,855
Minority interests in Partnership	4,718	4,853

Total Liabilities	742,281	697,518

Commitments and contingencies

Shareholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized:
Series B, 8.75%, $.01 par value, 3,450,000 and 3,450,000 shares issued and outstanding	83,524	83,524
Series C, 8.00%, $.01 par value, 2,400,000 and 2,400,000 shares issued and outstanding	57,862	57,862
Common stock, $.01 par value, 100,000,000 shares authorized, 55,042,369 and 54,735,137 shares issued and outstanding	550	547
Additional paid-in capital	575,505	574,238
Distributions in excess of net earnings	(285,119)	(276,923)
Unrealized gain on interest rate swap	406	516

Total Shareholders' Equity	432,728	439,764

Total Liabilities and Shareholders' Equity	$1,175,009	$1,137,282

The accompanying notes are an integral  part of these condensed consolidated financial statements.

EQUITY INNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2007	2006

Revenue:
Room revenue	$101,658	$88,735
Other hotel revenue	4,119	3,390
Total hotel revenues	105,777	92,125

Operating expenses:
Direct hotel expenses	56,244	49,888
Other hotel expenses	2,961	2,553
Depreciation	15,438	12,672
Property taxes, insurance and other	7,424	6,001
General and administrative expenses	4,081	3,715
Loss on impairment of hotels	-	2,210
Total operating expenses	86,148	77,039

Operating income	19,629	15,086

Interest expense, net	10,881	9,813

Income from continuing operations before minority interests and income taxes	8,748	5,273

Minority interests income (expense)	(92)	58
Deferred income tax benefit (expense)	-	-

Income from continuing operations	8,656	5,331

Discontinued operations:
Gain (loss) on sale of hotel properties	-	(17)
Loss on impairment of hotels held for sale	-	(6,690)
Income (loss) from operations of discontinued operations	(5)	547
Income (loss) from discontinued operations	(5)	(6,160)

Net income (loss)	8,651	(829)

Preferred stock dividends	(3,087)	(2,473)

Net income (loss) applicable to common shareholders	$5,564	$(3,302)

Net income (loss) per share data
Basic and diluted income (loss) per share:
Continuing operations	$0.10	$0.05
Discontinued operations	0.00	(0.11)

Net income (loss) per common share	$0.10	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	55,014	54,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUITY INNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$8,651	$(829)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on sale of hotel properties	-	17
Loss on impairment of hotels	-	8,900
Depreciation	15,438	12,672
Depreciation of discontinued operations	-	541
Amortization of loan costs and franchise fees	566	558
Amortization of mortgage note premium	(655)	(481)
Non-cash stock-based compensation	944	1,002
Provision for doubtful accounts	-	25
Minority interests (income) expense	92	(58)
Changes in operating assets and liabilities:
Accounts receivable	(1,373)	97
Deposits and other assets	(4,721)	(5,303)
Accounts payable and accrued expenses	1,309	84
Other	(564)	-
Net cash provided by operating activities	19,687	17,225

Cash flows from investing activities:
Improvements and additions to hotel properties	(13,269)	(12,128)
Acquisition of hotel properties, excluding long-term debt assumed	(24,816)	(26,852)
Payments for franchise applications	(125)	(245)
Notes receivable	4	12
Net proceeds from sale of hotel properties	-	4,888
Net cash used in investing activities	(38,206)	(34,325)

Cash flows from financing activities:
Gross proceeds from issuance of Series C Preferred Stock	-	60,000
Payment of offering expenses	-	(2,080)
Distributions paid	(15,884)	(11,303)
Payments for loan costs	(109)	(205)
Proceeds from borrowings	65,000	42,250
Payments on long-term debt	(26,763)	(69,199)

Net cash provided by financing activities	22,244	19,463

Net increase (decrease) in cash	3,725	2,363
Cash and cash equivalents at beginning of period	7,484	6,556

Cash and cash equivalents at end of period	$11,209	$8,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

Three Months Ended March 31, 2007

During January 2007, we issued to several key officers 178,384 shares of restricted common stock at prices ranging from $15.88 to $16.31 per share under the 1994 Stock Incentive Plan as part of management's long-term incentive compensation.

During January 2007, we issued to two of our officers 54,578 shares of common stock at $16.28 per share under the 1994 Stock Incentive Plan in lieu of cash as a performance bonus.

During the three months ended March 31, 2007, we completed the purchase of three hotels and assumed approximately $5.7 million in collateralized long-term debt, including approximately $125,000 of a mortgage note premium.

During the three months ended March 31, 2007, we issued 3,798 shares of common stock at prices ranging from $15.30 to $16.67 per share to our independent directors in lieu of cash as compensation.

At March 31, 2007, approximately $14.0 million in common stock and unit dividends were declared and unpaid. We paid these dividends on May 1, 2007. Additionally, approximately $1.3 million and $800,000 in Series B and Series C preferred stock dividends, respectively, were declared and unpaid at March 31, 2007. We paid the Series B and Series C preferred stock dividends on April 30, 2007.

Three Months Ended March 31, 2006

During January and February 2006, we issued to several key officers 187,990 shares of restricted common stock at prices ranging from $13.55 to $16.11 per share under the 1994 Stock Incentive Plan as part of management’s long-term incentive compensation.

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

At March 31, 2006, approximately $10.6 million in common stock and unit dividends were declared and unpaid. We paid these dividends on May 1, 2006. Additionally, approximately $1.3 million and $585,000 in Series B and Series C preferred stock dividends, respectively, were declared and unpaid at March 31, 2006. We paid the Series B and Series C preferred stock dividends on April 28, 2006.

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

Equity Inns is a hotel real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at March 31, 2007 owned an approximate 98% interest in the Partnership.

Our hotel properties are leased to our wholly-owned taxable REIT subsidiaries (the "TRS Lessees"). Our hotel properties are managed by independent third parties. At March 31, 2007, the independent managers of our hotels are as follows:

Number of Hotels

Interstate Hotels & Resorts, Inc.	39
McKibbon Hotel Group	23
Hyatt Corporation	18
Hilton Hotels Corporation	14
Other (12)	38

132

Our management agreements with Hyatt, which purchased the AmeriSuites brand in January 2005 from the Blackstone Group, are structured to provide the TRS Lessees minimum net operating income at each of our 18 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of our 18 AmeriSuites hotels. As the manager, Hyatt's subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, as defined, to a maximum of 6.5% of gross hotel revenues. If the management fee calculation exceeds 6.5% of gross hotel revenues, Hyatt's subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Hyatt's subsidiaries are required to contribute the greater of a predetermined minimum return or the net operating income plus 25% of the shortfall between the threshold amount and the net operating income of the hotel. We record all shortfall contributions as a reduction of base management fees, which are included as a component of direct hotel expenses in the accompanying condensed consolidated statements of operations, when all contingencies related to such amounts have been resolved. The minimum net operating income guarantee agreements are set to expire for nine of our hotels at December 31, 2007 and for nine of our hotels at June 30, 2008. For the three months ended March 31, 2007 and 2006, we recorded approximately $1.8 million and $1.1 million, respectively, in minimum income guarantees from Hyatt as a reduction of our base management fee expense in the accompanying condensed consolidated statements of operations.

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

1.	Organization, Continued

In October 2006, we entered into a master agreement (the “Master Agreement”) with affiliates of Hyatt whereby we have agreed to renovate and convert our 18 AmeriSuites branded hotels into Hyatt Place hotels at an estimated total conversion cost of $55.0 million to $65.0 million for all of the hotels. Hyatt will be performing the conversion of our 18 AmeriSuites hotels to Hyatt Place hotels pursuant to a project management agreement. After full conversion of the hotels to Hyatt Place hotels, we expect to have a total investment in these hotels of approximately $245.0 million to $255.0 million. In connection with the Master Agreement, we have agreed to amend the current management agreements and to execute new franchise and management agreements following conversion. In summary:

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

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with our audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The results of our operations for the current period(s) are not necessarily indicative of the results to be expected for the full year.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

We record an impairment charge when we believe an investment in a hotel has been impaired such that future undiscounted cash flows would not recover the book basis of the hotel property, or the hotel is being held for sale and a loss is anticipated. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby possibly requiring an impairment charge in the future. During the three months ended March 31, 2007, we did not record any non-cash impairment losses related to our hotels. During the three months ended March 31, 2006, we recorded approximately $8.9 million of non-cash impairment losses related to four hotels in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Three of the hotels were subsequently sold in August 2006. Accordingly, under the Company’s accounting policy, the non-cash impairment loss of approximately $6.7 million related to these three sold hotels has been reclassified, along with operations, to discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The average age of these hotels was approximately 25 years. Impairments of hotels not held for sale are recorded as a component of continuing operations in the accompanying condensed consolidated statements of operations.

We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less estimated costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three months ended March 31, 2007, we did not realize any losses on impairments of hotels held for sale. For the three months ended March 31, 2006, we did not realize any losses on impairments of hotels held for sale, other than the $6.7 million in non-cash impairment losses reclassified as discussed above. Impairments recorded, if any, are reflected as a

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

2.	Summary of Significant Accounting Policies, Continued

component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

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

Stock-Based Compensation

At March 31, 2007, we have two stock-based employee and director compensation plans. Prior to January 1, 2006, we accounted for our stock-based employee compensation by adopting the recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” under the prospective method as defined in SFAS No. 148. Effective January 1, 2006, we adopted the provisions of SFAS 123(R), “Share-Based Payment.” SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The effects of the adoption of SFAS No. 123(R) on our earnings, financial condition and cash flows are discussed in Note 11.

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

Concentration of Credit Risk

At March 31, 2007, we owned approximately 5,400 hotel rooms, or approximately 34% of our total hotel rooms, in the South Atlantic region of the United States, which includes approximately 2,900 hotel rooms, or approximately 19% of our total hotel rooms, in the state of Florida.

3.	Investment in Hotel Properties

During the three months ended March 31, 2007, we purchased three hotels for approximately $30.5 million related to previously announced acquisitions. The hotels were purchased from two hotel developers. These hotels represent a combined 366 rooms and have an average age of approximately nine years. We funded these acquisitions primarily through the assumption of approximately $5.7 million in collateralized long-term debt and approximately $24.8 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note premium of approximately $125,000 to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining life of the assumed debt as a reduction of interest expense.

The hotel acquisitions that we completed for the three months ended March 31, 2007 are as follows:

Hotel	Location	Rooms	Date Acquired

Hilton Garden Inn	Austin, Texas	122	March 1, 2007
SpringHill Suites by Marriott	Austin, Texas	104	March 1, 2007
Courtyard by Marriott	Chicago, Illinois	140	March 21, 2007

Based on our estimate of fair value, determined by prevailing market conditions or appraisals, we allocated the purchase price of these hotels at March 31, 2007 as follows (in thousands):

Land	$5,555
Buildings and improvements	21,092
Furniture, fixtures and equipment	3,875

$30,522

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

3.	Investment in Hotel Properties, Continued

During 2006, we purchased 13 hotels for approximately $159.2 million related to previously announced acquisitions. The hotels were purchased from several hotel developers. These hotels represent a combined 1,526 rooms and had an average age of approximately nine years at date of acquisition. We funded these acquisitions primarily through $57.9 million in net cash proceeds from a February 2006 issuance of our Series C cumulative preferred stock, the assumption of approximately $38.3 million in collateralized long-term debt and approximately $63.0 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note premium of approximately $2.0 million to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

3.	Investment in Hotel Properties, Continued

The following unaudited pro forma results are presented as if all acquisitions for the three months ended March 31, 2007 had occurred on January 1, 2006 (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Revenues
Equity Inns, as reported	$105,777	$92,125
Acquisitions	1,501	1,922

Pro forma combined revenues	$107,278	$94,047

Net income (loss) applicable to common shareholders
Equity Inns, as reported	$5,564	$(3,302)
Acquisitions	(81)	(172)

Pro forma combined net income (loss)	$5,483	$(3,474)

Pro forma basic and diluted income (loss) per share	$0.10	$(0.06)

Pro forma weighted average number of common shares outstanding - basic and diluted	55,014	54,309

Note: These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had these acquisitions been completed on January 1, 2006, or of future results.

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

3.	Investment in Hotel Properties, Continued

The following unaudited pro forma results are presented as if all acquisitions for the year ended December 31, 2006 had occurred on January 1, 2006 (in thousands, except per share data):

Three Months Ended March 31, 2006

Revenues
Equity Inns, as reported	$92,125
Acquisitions	9,252

Pro forma combined revenues	$101,377

Net income (loss) applicable to common shareholders
Equity Inns, as reported	$(3,302)
Acquisitions	(503)

Pro forma combined net income (loss)	$(3,805)

Pro forma basic and diluted income (loss) per share	$(0.07)

Pro forma weighted average number of common shares outstanding - basic and diluted	54,309

Note: These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had these acquisitions been completed on January 1, 2006, or of future results.

During the three months ended March 31, 2007 and 2006, we invested approximately $13.3 million and $12.1 million, respectively, to fund capital improvements in our hotels, including replacement of carpets, drapes, furniture and equipment, renovation of common areas and improvements of hotel exteriors.

During the three months ended March 31, 2007, we did not record any non-cash impairment losses related to our hotels. During the three months ended March 31, 2006, we recorded approximately $8.9 million of non-cash impairment losses related to four hotels in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Three of the hotels were subsequently sold in August 2006. Accordingly, under the Company’s accounting policy, the non-cash impairment loss of approximately $6.7 million related to these three sold hotels has been reclassified, along with operations, to discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The average age of these hotels was approximately 25 years. Impairments of hotels not held for sale are recorded as a component of continuing operations in the accompanying condensed consolidated statements of operations.

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

3.	Investment in Hotel Properties, Continued

During December 2005, we recorded a $975,000 non-cash impairment loss in accordance with SFAS No. 144, based on the estimated net realizable value of a hotel over its remaining estimated holding period. This hotel was subsequently sold in March 2006 for its approximate carrying value of $4.9 million (after selling costs of approximately $200,000). The hotel sold was a 126-room Hampton Inn hotel located in Atlanta, Georgia. The age of the hotel was approximately 18 years.

We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less estimated costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three months ended March 31, 2007, we did not realize any losses on impairments of hotels held for sale. For the three months ended March 31, 2006, we did not realize any losses on impairments of hotels held for sale, other than the $6.7 million in non-cash impairment losses reclassified as discussed above. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

4.	Long-Term Debt

The following details our debt outstanding at March 31, 2007 and December 31, 2006 (dollars in thousands):

						Collateral	Collateral
						# of	Net Book
	Principal Balance					Hotels at	Value at
	3/31/07	12/31/06	Interest Rate		Maturity	3/31/07	12/31/06

Unsecured Line of Credit	$80,000	$25,000	LIBOR plus	Variable	Sept 2010	-	$ -
			Percentage
Mortgage	84,869	85,428	8.37%	Fixed	July 2009	19	160,457
Mortgage	63,009	63,364	8.25%	Fixed	Nov 2010	16	101,369
Mortgage	32,711	32,885	8.25%	Fixed	Nov 2010	8	53,198
Mortgage	6,039	6,069	8.70%	Fixed	Nov 2010	1	10,286
Mortgage	4,024	4,054	7.97%	Fixed	Oct 2007	1	6,692
Mortgage	4,958	4,995	7.97%	Fixed	Oct 2007	1	7,272
Mortgage	4,197	4,229	7.10%	Fixed	Sept 2008	1	8,180
Mortgage	3,576	3,602	8.04%	Fixed	Nov 2007	1	6,216
Mortgage	4,982	5,019	8.04%	Fixed	Nov 2007	1	7,089
Mortgage	-	3,021	9.375%	Fixed	April 2007	-	5,902
Mortgage	-	3,233	9.375%	Fixed	April 2007	-	5,988
Mortgage	4,858	4,893	8.04%	Fixed	Nov 2007	1	6,031
Mortgage	-	3,772	9.375%	Fixed	April 2007	-	8,683
Mortgage	-	3,685	9.05%	Fixed	May 2007	-	6,646
Mortgage	5,707	5,737	5.83%	Fixed	July 2014	1	9,523
Mortgage	37,863	38,174	5.64%	Fixed	Nov 2014	5	70,456
Mortgage	5,442	5,472	5.39%	Fixed	Dec 2014	1	12,265
Mortgage	3,043	3,060	9.02%	Fixed	June 2024	1	7,715
Mortgage	3,832	3,862	7.18%	Fixed	April 2023	1	6,651
Mortgage	4,579	4,613	7.10%	Fixed	Sept 2008	1	9,580
Mortgage	4,192	4,224	7.97%	Fixed	Oct 2007	1	9,577
Mortgage	3,187	3,211	7.97%	Fixed	Oct 2007	1	10,368
Mortgage	5,354	5,397	7.07%	Fixed	Jan 2008	1	10,471
Trust Preferred Securities	50,000	50,000	6.93%	Fixed	July 2035	-	-
Mortgage	71,768	72,135	5.44%	Fixed	Dec 2015	7	81,890
Mortgage	6,230	6,263	8.25%	Fixed	Feb 2011	1	13,894
Mortgage	5,106	5,145	7.10%	Fixed	Sept 2008	1	7,455
Mortgage	3,720	3,748	8.15%	Fixed	Nov 2007	1	7,067
Mortgage	49,616	49,847	5.65%	Fixed	Oct 2016	9	55,863
Mortgage	94,708	95,000	5.865%	Fixed	Dec 2016	8	82,308
Mortgage	10,511	10,612	8.55%	Fixed	Nov 2010	1	20,770
Mortgage	5,629	5,675	5.49%	Fixed	Jan 2015	1	11,060
Mortgage	4,626	4,650	5.77%	Fixed	Mar 2015	1	11,632
Mortgage	5,558	-	7.46%	Fixed	June 2008	1	-
	673,894	630,074				94	$832,554
Unamortized Mortgage
Note Premium	4,760	5,291

Total Long-term Debt	$678,654	$635,365

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

In September 2006, we entered into a new unsecured Line of Credit for $150.0 million, subject to certain restrictions. The Line of Credit allows us, subject to certain lender approval, to extend the borrowing capacity up to $250.0 million. The Line of Credit bears interest at LIBOR plus 1.25% to 1.88% per annum, as determined by our quarterly leverage, and the facility matures in September 2010 but may be extended at our option for an additional year. At March 31, 2007, the interest rate on our Line of Credit was LIBOR (5.32% at March 30, 2007) plus 1.375%. Commitment fees ranging from 0.15% to 0.25% per annum, as determined by our average daily unused facility amount, are paid quarterly. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a fixed charge test and a leverage test, among other covenants. At March 31, 2007, we were in compliance with all covenants required by our Line of Credit.

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

Approximately 80.8% of our debt is collateralized by first mortgages on our hotels. At March 31, 2007, our debt has maturity dates that range from October 2007 to July 2035 with certain debt requiring annual principal payments and certain debt representing term maturities. The terms of our debt generally require prepayment penalties if repaid prior to maturity.

Certain of our loan agreements require quarterly deposits into separate room renovation accounts for the amount by which 4% of revenues at our hotels exceeds the amount expended by us during the year for replacement of furniture and equipment, maintenance, and capital improvements for our hotels. For 2007, we expect that amounts expended will exceed, in the aggregate, the amounts required under the loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts.

Our unsecured Line of Credit has a stated borrowing capacity of $150.0 million. This capacity is further limited to the implied value of our unsecured hotels based on their net operating income divided by a capitalization rate, among other things, as defined in the Line of Credit agreement. At March 31, 2007, we had additional borrowing capacity of approximately $68.7 million under our Line of Credit.

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

SFAS No. 130, "Reporting Comprehensive Income," requires the disclosure of the components included in comprehensive income (loss). For the three months ended March 31, 2007, we recorded comprehensive income of approximately $8.6 million, comprised of net income of approximately $8.7 million and an unrealized loss on our interest rate swap of approximately $(110,000).

For the three months ended March 31, 2006, we recorded a comprehensive loss of approximately $(759,000), comprised of a net loss of approximately $(829,000) and an unrealized gain on our interest rate swaps of approximately $70,000.

7.	Income Taxes

The components of our deferred income tax benefit (expense) related to our TRS Lessees for the three months ended March 31 are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006

Deferred:
Federal	$88	$764
State	7	65
Valuation allowance	(95)	(829)

Deferred income tax benefit (expense), net	$-	$-

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

7.	Income Taxes, Continued

The deferred income tax benefit (expense) and related deferred tax asset were historically calculated using a statutory tax rate of 38% applied to the losses of our TRS Lessees. In 2003, we determined that a valuation allowance was necessary for the entire deferred income tax asset due to the continued softness in the lodging industry and the uncertainty associated with its future recovery. Our TRS Lessees continue to accumulate net operating losses primarily due to the lease payments that our TRS Lessees pay to their respective lessors, in conjunction with our assumption of the operating leases from several of our independent management companies in 2001. As a result of these continued losses, we continue to record a valuation allowance for the full amount of our deferred income tax asset, which at March 31, 2007, was approximately $25.6 million. Our net operating loss carryforwards will expire in years beginning after 2021.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes” (“FIN 48’). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company’s adoption of FIN 48, effective January 1, 2007, had no impact on our financial condition or results of operations.

8.	Discontinued Operations

Under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we report as discontinued operations any assets held for sale and assets sold during the periods presented. We identify and assess discontinued operations at the individual hotel operating level because we can identify cash flows at this level. All results of these discontinued operations, less applicable income taxes, are included as a separate component of income in the accompanying condensed consolidated statements of operations. This change has resulted in certain reclassifications of the previously reported statements of operations for 2006.

We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less estimated costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three months ended March 31, 2007, we did not realize any losses on impairments of hotels held for sale. For the three months ended March 31, 2006, we did not realize any losses on impairments of hotels held for sale, other than the $6.7 million in non-cash impairment losses reclassified as discussed in Note 2. Impairments recorded, if any, are reflected as

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

8.	Discontinued Operations, Continued

a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

During 2006, we sold seven hotels and a parcel of land previously classified as held for sale for approximately $38.3 million (after selling costs of approximately $1.9 million). The hotels sold were a 130-room Hampton Inn located in Atlanta, Georgia, a 126-room Hampton Inn located in Scottsdale, Arizona, a 122-room Hampton Inn located in Chapel Hill, North Carolina, a 123-room Hampton Inn located in Little Rock, Arkansas, a 130-room Hampton Inn located in Dallas, Texas, a 160-room Holiday Inn located in Winston-Salem, North Carolina and a 132-room Hampton Inn located in Denver Colorado. The average age of these hotels was approximately 21 years. The parcel of land was previously held for hotel development and was located in Sandy, Utah. We utilized the net proceeds from these dispositions to pay down existing long-term debt. The operations for these seven hotels have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

For all periods presented, the operations of all of our hotels sold or classified as held for sale are included in the accompanying condensed consolidated statements of operations under the heading "Income (loss) from discontinued operations." The components of income (loss) from discontinued operations for the three months ended March 31 are shown below (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenue:
Room revenue	$-	$4,088
Other hotel revenue	-	181

Operating costs:
Direct hotel expenses	5	2,584
Other hotel expenses	-	185
Depreciation	-	541
Property taxes, insurance and other	-	253
Amortization of franchise fees	-	10
Interest	-	149

Income (loss) from operations of discontinued operations	(5)	547

Gain (loss) on sale of hotel properties	-	(17)
Loss on impairment of hotels held for sale	-	(6,690)

Income (loss) from discontinued operations	$(5)	$(6,160)

9.	Commitments and Contingencies

At March 31, 2007, all of our hotels are operated under franchise agreements and are licensed as Hampton Inn (45), Residence Inn (22), AmeriSuites (18), Courtyard (16), Homewood Suites (10), SpringHill Suites (7), Hilton Garden Inn (4), Holiday Inn (3), Hampton Inn & Suites (2), Comfort Inn (2), Embassy Suites (1), TownePlace Suites (1) and Fairfield Inn & Suites (1). The TRS Lessees hold

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

9.	Commitments and Contingencies, Continued

the franchise licenses for our hotels. The franchise agreements generally require the payment of fees based on a percentage of hotel room revenue.

Under our franchise agreements, we are periodically required to make capital improvements in order to maintain our brand standards. Additionally, under certain of our loan covenants, we are generally obligated to fund 4% of total hotel revenues per quarter on a cumulative basis, to a separate room renovation account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at our hotels. For 2007, we expect that amounts expended will exceed, in the aggregate, the amounts required under the loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts.

We are obligated to pay the costs of real estate and personal property taxes and to maintain underground utilities and structural elements of our hotels. In addition, we are obligated to fund the cost of periodic repair and the replacement and refurbishment of furniture, fixtures and equipment in our hotels. We also may be required by our franchisors to fund certain capital improvements to our hotels, which we fund from borrowings under our Line of Credit, operating cash flows, or the room renovation accounts. For the three months ended March 31, 2007 and 2006, capital improvements of approximately $13.3 million and $12.1 million, respectively, were made to our hotels.

We maintain agreements with certain senior officers that provide for severance payments in the event of a change in control of Equity Inns. At March 31, 2007, the maximum amount of cash that would be payable under all agreements, if a change in control occurred, would be approximately $18.1 million. Additionally, vesting of certain restricted stock held by our senior officers would accelerate under a change in control.

We maintain hotel property insurance coverage in certain areas that are susceptible to catastrophic losses such as hurricanes or earthquakes. In these areas, the Company maintains higher insurance deductibles given the lack of insurance capacity in certain markets. Consequently, the Company's risk of loss may increase due to these higher deductibles given certain geographic locations which are more susceptible to these types of catastrophic losses.

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

The Company is authorized, under our 1994 Stock Incentive Plan (the "1994 Plan") and the Directors' Compensation Plan (the "Directors’ Plan"), to issue a total of 4.1 million shares of common stock to directors, officers and key employees in the form of stock options, restricted stock, or performance stock. The Company issues stock options, restricted stock and performance stock based on the fair value of our common stock at the date of approval by the Compensation Committee of our Board. Under our 1994 Plan, the total shares available for grant is 4.0 million, of which not more than 2.0 million shares may be in the form of restricted stock awards. At March 31, 2007, we have approximately 1.9 million shares available for stock options and approximately 411,000 shares available for performance or restricted stock awards. Under our Directors’ Plan, at March 31, 2007, the total shares available for grants of options is 100,000. At March 31, 2007, we have approximately 15,000 exercisable stock options outstanding related to directors' compensation. No additional stock options have been granted since June 2002.

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

For the three months ended March 31, 2006, there was no incremental non-cash stock-based compensation expense due to the adoption of SFAS No. 123(R). Consequently, there was no effect on net income, basic and diluted earnings per share or cash flows related to the adoption of SFAS No. 123(R).

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

11.	Stock-Based Compensation Plans, Continued

Below represents the changes in the Company's outstanding shares of restricted common stock for the three months ended March 31, 2007:

		Weighted
		Average
		Grant Date
	# of Shares	Fair Value

Unvested restricted shares outstanding, at December 31, 2006	680,073	$11.43

Total restricted shares granted	178,384	$14.56

Restricted shares vested	(375,329)	$10.78

Unvested restricted shares outstanding, at March 31, 2007	483,128	$13.13

In January 2007, we issued approximately 180,000 shares of restricted stock awards to certain executive officers and key managers of our Company. These awards vest ratably over three years after the date of issuance, based on the Company’s total shareholder return, as defined, as a percentile of the NAREIT Hotel Index total return. Our executives will be entitled to vote and receive dividends on the unvested shares of restricted stock over the vesting periods. Vesting will occur on January 5th following the applicable year-end. Unvested shares will also be subject to accelerated vesting upon a change in control of the Company, as defined in the award agreement. The initial fair value of the restricted stock awards was determined to be approximately $2.6 million. Under SFAS No. 123(R), we intend to record this compensation expense ratably over the respective requisite service periods.

In December 2006, the Company modified vesting terms related to certain February 2006 restricted stock awards of approximately 160,000 shares. Before the modification, these shares were scheduled to vest at the end of the three years ending December 31, 2008, based on the Company’s total shareholder return, as defined, as a percentile of the NAREIT Hotel Index total return. These grants now vest ratably over three years that commenced with 2006, and vesting each year is based on the Company’s total return as compared to the NAREIT Hotel Index. Vesting will occur on January 5th following the applicable year-end. Unvested shares will also be subject to accelerated vesting upon a change in control of the Company, as defined in the award agreement. Under SFAS No. 123(R), we were required to revalue these awards pursuant to the modification, and we hired an independent consulting firm to complete the valuation.

In February 2006, we modified certain of our restricted stock awards related to 2005 and 2004. This modification resulted in approximately $1.3 million of additional 2006 compensation expense, which was recognized ratably over the year. Consequently, approximately $320,000 of additional compensation expense was recognized in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2006.

During the three months ended March 31, 2007 and 2006, under SFAS No. 123(R), the fair value of each restricted stock award was estimated on the grant date using a Monte Carlo simulation with the assumptions noted in the following table. Volatility is based on the historical volatility of our common stock. The expected term of the long-term incentive plan is based on the criteria for the plan and the

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

11.	Stock-Based Compensation Plans, Continued

expected life of the awards. The Company uses a U.S. constant-maturity Treasury for the same term as the expected term of the long-term incentive plan to represent the risk-free rate. Turnover is based on the historical experience of our executive officers and key managers. We use our current dividend yield at the time of grant to estimate the dividend yield over the life of the awards.

	January 2007 Restricted Stock Awards	December 2006 Modification of February 2006 Restricted Stock Awards	February 2006 Modification of 2005 and 2004 Restricted Stock Awards

Volatility	24.37%	24.77%	24.68%
Expected life in years	3	3	3
Risk-free rate	4.64%	4.64%	4.35%
Dividend yield	5.90%	5.90%	4.40%

At March 31, 2007, there was approximately $3.8 million of total unrecognized compensation expense as measured under SFAS No. 123(R) related to unvested restricted common stock awards, included as a reduction of additional paid-in capital in the accompanying condensed consolidated balance sheets. We intend to recognize this expense over a weighted average requisite service period of approximately two years. For the three months ended March 31, 2007 and 2006, we recorded approximately $945,000, and $1.0 million of total non-cash stock-based compensation expense as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT ABOUT FORWARD LOOKING STATEMENTS

This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, "may", "believes", "estimates", "projects", "plans", "intends", "will", "anticipates", "expects" and words of similar import. Such forward-looking statements relate to future events, the future financial performance of our Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following: the ability of the Company to cope with domestic economic and political disruption, war, terrorism, states of emergency or similar activities; risks associated with debt financing; risks associated with the hotel and hospitality industry; the ability of the Company to successfully implement our operating strategy; availability of capital; changes in economic cycles; competition from other hospitality companies; and changes in the laws and government regulations applicable to us. Readers should specifically consider these factors along with the various other factors identified or incorporated by reference into this report, including, but not limited to those discussed in our Annual Report on Form 10-K filed February 28, 2007, and in any other documents filed by us with the Securities and Exchange Commission (“SEC”) that could cause actual results to differ from those implied by the forward-looking statements. We undertake no obligation and do not intend to publicly update or revise any forward-looking statements contained herein to reflect future events or developments, whether as a result of new information, future events or otherwise.

BACKGROUND

Equity Inns, Inc. (NYSE: ENN) is a Memphis-based, self-advised hotel real estate investment trust ("REIT") primarily focused on the upscale and midscale without food and beverage segments of the hotel industry. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at March 31, 2007 owned an approximate 98% interest in the Partnership. The Partnership and its affiliates lease all of our hotels to wholly-owned taxable REIT subsidiaries of the Company (the "TRS Lessees"). We had approximately $1.2 billion and $1.1 billion of total assets at March 31, 2007 and December 31, 2006, respectively.

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

At March 31, 2007, we owned 132 hotel properties with a total of 15,731 rooms located in 35 states. In order to qualify as a REIT, we cannot operate hotels. Therefore, our hotels are leased to our TRS Lessees and are managed by unrelated third parties. By maintaining these leases through our TRS Lessees, we realize the economic benefits and risks of operating these hotels and report all hotel revenues and expenses in our accompanying condensed consolidated statements of operations. Additionally, the TRS Lessees are subject to federal and state income taxes.

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

We maintain management agreements with unrelated third parties for our hotels that range in remaining terms from one to ten years. The majority of our management contracts renew annually. The management fees consist of a base fee ranging from 1.5% to 3.0% of hotel revenues and an incentive fee consisting of a percentage of gross operating profits in excess of predetermined targets, as defined by the management agreements. We record these fees as a component of direct hotel expenses in our accompanying condensed consolidated statements of operations.

The diversity of our portfolio is such that, at March 31, 2007, no individual hotel exceeded 1.6% of the total rooms in the portfolio. Our geographical distribution and franchise diversity at March 31, 2007 is illustrated by the following charts:

Brand Diversity

	Number of Hotel Properties	Number of Rooms/Suites
Upper Upscale Hotels:
Embassy Suites (1)	1	246

Upscale Hotels:
Residence Inn (2)	22	2,208
AmeriSuites (3)	18	2,291
Courtyard (2)	16	1,664
Homewood Suites (1)	10	1,378
SpringHill Suites (2)	7	694
Hilton Garden Inn (1)	4	489
Sub-total	77	8,724

Midscale without Food and Beverage:
Hampton Inn (1)	45	5,554
Hampton Inn & Suites (1)	2	291
Comfort Inn (4)	2	281
TownePlace Suites (2)	1	95
Fairfield Inn & Suites (2)	1	143
Sub-total	51	6,364

Midscale with Food and Beverage
Holiday Inn (5)	3	397

Total	132	15,731

Franchise Affiliation

(1)	Hilton Hotels Corporation
(2)	Marriott International, Inc.
(3)	Hyatt Corporation
(4)	Choice Hotels International, Inc.
(5)	Intercontinental Hotels Group, PLC

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

We believe that geographic diversity helps to limit our exposure to any one market. The following table illustrates our geographic presence by the number of rooms at March 31, 2007:

Region

East North Central	15.3%
East South Central	14.2%
Middle Atlantic	5.2%
Mountain	7.3%
New England	5.1%
Pacific	3.0%
South Atlantic	34.4%
West North Central	5.3%
West South Central	10.2%

Our hotel portfolio includes upper upscale hotels, upscale hotels, midscale without food and beverage hotels and midscale with food and beverage hotels. This array of product offerings coupled with a property mix that is spread between suburban and urban locations helps to insulate us from various economic climates, including a depressed business travel climate.

The following table sets forth certain information for the three months ended March 31, 2007 and 2006 with respect to our hotels:

			Three Months Ended March 31, 2007 (1)			Three Months Ended March 31, 2006 (1)
Brand	Number of Hotel Properties	Number of Rooms/ Suites	% Occupancy	Average Daily Rate	Revenue Per Available Room (2)	% Occupancy	Average Daily Rate	Revenue Per Available Room (2)

Hampton Inn	45	5,554	68.3	$99.01	$67.62	67.7	$93.34	$63.21
AmeriSuites	18	2,291	64.1	$89.19	$57.17	68.6	$85.47	$58.60
Residence Inn	22	2,208	73.8	$113.10	$83.47	73.0	$105.76	$77.23
Courtyard	16	1,664	72.7	$113.68	$82.62	78.0	$105.32	$82.12
Homewood Suites	10	1,378	72.3	$122.04	$88.24	77.0	$112.45	$86.60
SpringHill Suites	7	694	73.3	$95.29	$69.84	71.3	$88.15	$62.86
Hilton Garden Inn	4	489	69.8	$112.25	$78.34	67.8	$111.50	$75.63
Holiday Inn	3	397	56.7	$81.44	$46.21	58.2	$69.99	$40.72
Hampton Inn & Suites	2	291	80.4	$146.70	$117.90	85.0	$145.74	$123.94
Comfort Inn	2	281	63.1	$98.32	$62.03	61.2	$98.00	$59.95
Embassy Suites	1	246	73.8	$147.58	$108.97	79.3	$140.16	$111.14
Fairfield Inn & Suites	1	143	67.4	$81.24	$54.72	73.5	$73.70	$54.19
TownePlace Suites	1	95	73.3	$73.76	$54.09	88.6	$69.41	$61.50

	132	15,731	69.5	$104.88	$72.88	71.0	$98.73	$70.07

Notes

(1)	Represents "all comparable" statistics for hotels owned by us at the latest period end as if we had owned the hotels for both periods presented.
(2)	Determined by multiplying occupancy times the average daily rate.

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

Over 97% of our hotel portfolio is comprised of the following leading franchise brands: Embassy Suites, Homewood Suites, Hilton Garden Inn, Hampton Inn & Suites and Hampton Inn by Hilton, Residence Inn, Courtyard, SpringHill Suites, Fairfield Inn & Suites and TownePlace Suites by Marriott and AmeriSuites by Hyatt. We believe that multiple brands at the upscale and midscale levels help to insulate our asset portfolio against the volatility of individual brand results relative to industry revenue per available room ("RevPAR") performance. Descriptions of our significant brands are as follows:

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

AmeriSuites by Hyatt:
An upscale all-suite hotel, billed as America's most affordable all-suite hotel. Conversion of these hotels to Hyatt Place hotels is expected to occur as discussed beginning on page 39.

Over 97% of our hotels are branded by Marriott, Hilton and Hyatt, which provide national marketing support and frequent stay programs that we believe drives additional revenue. We believe that better brands generate RevPAR premiums over their peers and focusing on these premium brands is another factor in our strategy to limit risk in the volatility of our hotel portfolio.

In order to qualify as a REIT, we cannot operate hotels and, consequently, we outsource the management of our hotels to leading independent management companies. We use relatively short-term contracts with our third-party managers that provide for incentive management fees based on operating results. At March 31, 2007, our hotel managers are as follows:

Number of Hotels

Interstate Hotels & Resorts, Inc.	39
McKibbon Hotel Group	23
Hyatt Corporation	18
Hilton Hotels Corporation	14
Other (12)	38

132

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

We are also committed to franchisors to make certain capital improvements to our hotels, which will be funded primarily through our operating cash flows. We made capital improvements of approximately $13.3 million to our hotels for the three months ended March 31, 2007. In 2007, we expect to fund approximately $90.0 million to $100.0 million of capital improvements to our hotels, with approximately $55.0 million to $65.0 million representing the conversion of our 18 AmeriSuites hotels to Hyatt Place hotels, as discussed beginning on page 39, and approximately $18.0 million representing major refurbishment projects related primarily to brand enhancements to certain of our key hotels.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

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

Each year we are required to submit an annual written certification (Section 303A) to the New York Stock Exchange regarding certain corporate governance and compliance issues. In 2006 and 2005, the Company filed this written certification noting no qualifications.

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

(in thousands)	For the Three Months Ended March 31,
	2007	%	2006	%

Total hotel revenues	$105,777	100.0	$92,125	100.0

Total hotel expenses	59,205	56.0	52,441	56.9
Depreciation	15,438	14.6	12,672	13.8
Property taxes, insurance and other	7,424	7.0	6,001	6.5
General and administrative expenses	4,081	3.8	3,715	4.0
Loss on impairment of hotels	-	-	2,210	2.4

Operating income	$19,629	18.6	$15,086	16.4

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

Comparison of the Company's operating results for the three months ended March 31, 2007 and 2006.

Revenues

Hotel revenues of approximately $105.8 million in 2007 increased approximately $13.7 million, or 14.9%, as compared to approximately $92.1 million in 2006. After eliminating net revenues of approximately $10.3 million related to our 16 hotel acquisitions for 2007 and 2006, our same-store hotel revenues increased by approximately $3.4 million in 2007 as compared to 2006. This increase was primarily due to a same-store RevPAR increase of 3.9%, driven by a 6.0% increase in our ADR from $98.72 to $104.67, offset by a decrease in occupancy of approximately 140 basis points to 69.0%. The decrease in occupancy was primarily related to our Florida hotels, which had experienced positive occupancy growth in 2006 due to certain hurricane activity in the state. Excluding these Florida hotels, our same-store RevPAR increased approximately 6.0% in 2007 as compared to 2006.

Operating Expenses

Hotel expenses of approximately $59.2 million in 2007 increased approximately $6.8 million, or 13.0%, as compared to approximately $52.4 million in 2006. After eliminating net expenses of approximately $5.7 million related to our 16 hotel acquisitions for 2007 and 2006, our same-store hotel expenses increased by approximately $1.1 million in 2007 as compared to 2006, primarily due to an increase in revenue and related costs. This increase was primarily due to an increase in payroll and related benefits of approximately $1.0 million, an increase in utility costs of approximately $115,000 and an increase in credit card fees of approximately $100,000, partially offset by a decrease in franchise fees, management fees and loyalty programs of approximately $125,000. Hotel expenses as a percentage of hotel revenues were 56.0% in 2007 and 56.9% in 2006.

Depreciation expense of approximately $15.4 million in 2007 increased approximately $2.7 million, or 21.3%, as compared to approximately $12.7 million in 2006, due to a net increase in depreciation expense related to our 16 hotel acquisitions of approximately $1.7 million and an increase in same-store depreciation expense of approximately $1.0 million related to additional capital expenditures.

Property taxes, insurance and other of approximately $7.4 million in 2007 increased approximately $1.4 million, or 23.3%, as compared to approximately $6.0 million in 2006, primarily due to a net increase in property taxes and insurance related to our 16 hotel acquisitions of approximately $650,000 and an increase in same-store property taxes and insurance of approximately $745,000.

General and administrative expenses of approximately $4.1 million in 2007 increased approximately $400,000, or 10.8%, as compared to approximately $3.7 million in 2006, primarily due to an increase of approximately $250,000 related to payroll and related benefits, an increase of approximately $50,000 related to professional fees, an increase of approximately $40,000 related to dues and subscriptions and an increase of approximately $40,000 related to computer equipment.

Loss on impairment of hotels of approximately $2.2 million in 2006 relates to a non-cash impairment charge for one hotel based on the estimated net realizable value of the asset over its remaining holding period. The age of the impaired hotel is approximately 24 years.

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

Operating Income

For 2007, we recorded operating income of approximately $19.6 million as compared to operating income of approximately $15.1 million in 2006. The principal components of the change in operating income for 2007 as compared to 2006 were an increase in same-store revenues of approximately $3.4 million, a net increase in operating income related to our 16 hotel acquisitions of approximately $2.2 million and a decrease in loss on impairment of hotels of approximately $2.2 million, partially offset by an increase in same-store hotel expenses of approximately $1.1 million, an increase in same-store depreciation expense of approximately $1.0 million, an increase in same-store property taxes and insurance of approximately $745,000 and an increase in general and administrative expenses of approximately $400,000.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2007, net cash provided by operating activities of approximately $19.7 million increased approximately $2.5 million, or 14.5%, as compared to approximately $17.2 million for the three months ended March 31, 2006. The principal components of this change were an increase in net income of approximately $9.5 million, an increase in depreciation and amortization expense of approximately $2.1 million, a change in deposits and other assets of approximately $580,000 and a change in accounts payable and accrued expense of approximately $1.2 million, partially offset by a decrease in the loss on impairment of hotels of approximately $8.9 million and a change in accounts receivable of approximately $1.5 million. For the three months ended March 31, 2007, net cash used in investing activities of approximately $38.2 million increased approximately $3.9 million, or 11.4%, as compared to approximately $34.3 million for the three months ended March 31, 2006. The principal components of this change were an increase in improvements and additions to hotel properties of approximately $1.1 million and a decrease in net proceeds from sale of hotel properties of approximately $4.9 million, partially offset by a decrease in acquisition of hotel properties of approximately $2.0 million. For the three months ended March 31, 2007, net cash provided by financing activities of approximately $22.2 million increased approximately $2.7 million, or 13.8%, as compared to approximately $19.5 million for the three months ended March 31, 2006. The principal components of this change were a net increase in net proceeds from borrowings of approximately $65.3 million, partially offset by a net decrease in net proceeds of stock offerings of approximately $57.9 million and an increase in distributions paid of approximately $4.6 million.

Equity Inns' principal source of cash to meet our operating requirements, including distributions to our shareholders and repayments of indebtedness, is from our hotels' results of operations. For the three months ended March 31, 2007, net cash flows provided by our operating activities were approximately $19.7 million. We currently expect that our operating cash flows will be sufficient to fund our continuing operations, including our required debt service obligations and distributions to shareholders required to maintain our REIT status. We expect to fund any short-term liquidity requirements above our operating cash flows through short-term borrowings under our Line of Credit. In September 2006, we entered into a new unsecured Line of Credit for $150.0 million, subject to certain restrictions. Borrowings under our Line of Credit bear interest at LIBOR plus 1.25% to 1.88% per annum, as determined by our quarterly leverage, and this new facility matures in September 2010 but may be extended at our option for an additional year. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a fixed charge test and a leverage test, among other covenants. At March 31, 2007, we were in compliance with all covenants required by our Line of Credit. At March 31, 2007, the interest rate on our Line of Credit was LIBOR (5.32% at March 30, 2007) plus 1.375%, and we had the ability to borrow an additional $68.7 million under this facility. Additionally, at March 31, 2007, we had approximately $11.2 million of cash and cash equivalents.

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

We may make additional investments in hotel properties and may incur indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Internal Revenue Code to the extent that working capital and cash flows from our investments are insufficient to make such distributions. In December 2006, our Board modified our policy limiting aggregate indebtedness to 50% (from 45%) of our investment in hotel properties, at cost, after giving effect to our use of proceeds from any indebtedness. This policy may be amended at any time by the Board without shareholder vote. Our consolidated indebtedness was 46.2% of our investment in hotels, at cost, at March 31, 2007.

The following details our debt outstanding at March 31, 2007 and December 31, 2006 (dollars in thousands):

						Collateral	Collateral
						# of	Net Book
	Principal Balance					Hotels at	Value at
	3/31/07	12/31/06	Interest Rate		Maturity	3/31/07	12/31/06

Unsecured Line of Credit	$80,000	$25,000	LIBOR plus	Variable	Sept 2010	-	$ -
			Percentage
Mortgage	84,869	85,428	8.37%	Fixed	July 2009	19	160,457
Mortgage	63,009	63,364	8.25%	Fixed	Nov 2010	16	101,369
Mortgage	32,711	32,885	8.25%	Fixed	Nov 2010	8	53,198
Mortgage	6,039	6,069	8.70%	Fixed	Nov 2010	1	10,286
Mortgage	4,024	4,054	7.97%	Fixed	Oct 2007	1	6,692
Mortgage	4,958	4,995	7.97%	Fixed	Oct 2007	1	7,272
Mortgage	4,197	4,229	7.10%	Fixed	Sept 2008	1	8,180
Mortgage	3,576	3,602	8.04%	Fixed	Nov 2007	1	6,216
Mortgage	4,982	5,019	8.04%	Fixed	Nov 2007	1	7,089
Mortgage	-	3,021	9.375%	Fixed	April 2007	-	5,902
Mortgage	-	3,233	9.375%	Fixed	April 2007	-	5,988
Mortgage	4,858	4,893	8.04%	Fixed	Nov 2007	1	6,031
Mortgage	-	3,772	9.375%	Fixed	April 2007	-	8,683
Mortgage	-	3,685	9.05%	Fixed	May 2007	-	6,646
Mortgage	5,707	5,737	5.83%	Fixed	July 2014	1	9,523
Mortgage	37,863	38,174	5.64%	Fixed	Nov 2014	5	70,456
Mortgage	5,442	5,472	5.39%	Fixed	Dec 2014	1	12,265
Mortgage	3,043	3,060	9.02%	Fixed	June 2024	1	7,715
Mortgage	3,832	3,862	7.18%	Fixed	April 2023	1	6,651
Mortgage	4,579	4,613	7.10%	Fixed	Sept 2008	1	9,580
Mortgage	4,192	4,224	7.97%	Fixed	Oct 2007	1	9,577
Mortgage	3,187	3,211	7.97%	Fixed	Oct 2007	1	10,368
Mortgage	5,354	5,397	7.07%	Fixed	Jan 2008	1	10,471
Trust Preferred Securities	50,000	50,000	6.93%	Fixed	July 2035	-	-
Mortgage	71,768	72,135	5.44%	Fixed	Dec 2015	7	81,890
Mortgage	6,230	6,263	8.25%	Fixed	Feb 2011	1	13,894
Mortgage	5,106	5,145	7.10%	Fixed	Sept 2008	1	7,455
Mortgage	3,720	3,748	8.15%	Fixed	Nov 2007	1	7,067
Mortgage	49,616	49,847	5.65%	Fixed	Oct 2016	9	55,863
Mortgage	94,708	95,000	5.865%	Fixed	Dec 2016	8	82,308
Mortgage	10,511	10,612	8.55%	Fixed	Nov 2010	1	20,770
Mortgage	5,629	5,675	5.49%	Fixed	Jan 2015	1	11,060
Mortgage	4,626	4,650	5.77%	Fixed	Mar 2015	1	11,632
Mortgage	5,558	-	7.46%	Fixed	June 2008	1	-
	673,894	630,074				94	$832,554
Unamortized Mortgage
Note Premium	4,760	5,291

Total Long-term Debt	$678,654	$635,365

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

For the three months ended March 31, 2007, interest expense, net of approximately $10.9 million increased approximately $1.1 million, or 11.2%, as compared to approximately $9.8 million for the three months ended March 31, 2006. This increase was primarily due to an increase in average borrowings from $564.5 million to $656.7 million related to increased borrowings for hotel acquisitions, partially offset by a reduction in the weighted average interest rate from 6.87% to 6.54%. At March 31, 2007, our debt maturities had an average life of 7.5 years and a weighted average interest rate of 6.50%.

During the three months ended March 31, 2007, we purchased three hotels for approximately $30.5 million related to previously announced acquisitions. The hotels were purchased from two hotel developers. These hotels represent a combined 366 rooms and have an average age of approximately nine years. We funded these acquisitions primarily through the assumption of approximately $5.7 million in collateralized long-term debt and approximately $24.8 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note premium of approximately $125,000 to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining life of the assumed debt as a reduction of interest expense.

The hotel acquisitions that we completed for the three months ended March 31, 2007 are as follows:

Hotel	Location	Rooms	Date Acquired

Hilton Garden Inn	Austin, Texas	122	March 1, 2007
SpringHill Suites by Marriott	Austin, Texas	104	March 1, 2007
Courtyard by Marriott	Chicago, Illinois	140	March 21, 2007

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

In September 2006, we entered into a new unsecured Line of Credit for $150.0 million, subject to certain restrictions. The Line of Credit allows us, subject to certain lender approval, to extend the borrowing capacity up to $250.0 million. The Line of Credit bears interest at LIBOR plus 1.25% to 1.88% per annum, as determined by our quarterly leverage, and the facility matures in September 2010 but may be extended at our option for an additional year. At March 31, 2007, the interest rate on our Line of Credit was LIBOR (5.32% at March 30, 2007) plus 1.375%. Commitment fees ranging from 0.15% to 0.25% per annum, as determined by our average daily unused facility amount, are paid quarterly. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a fixed charge test and a leverage test, among other covenants. At March 31, 2007, we were in compliance with all covenants required by our Line of Credit.

Our unsecured Line of Credit has a stated borrowing capacity of $150.0 million. This capacity is further limited to the implied value of our unsecured hotels based on their net operating income divided by a capitalization rate, among other things, as defined in the Line of Credit agreement. At March 31, 2007, we had additional borrowing capacity of approximately $68.7 million under our Line of Credit.

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

During 2006, we purchased 13 hotels for approximately $159.2 million related to previously announced acquisitions. The hotels were purchased from several hotel developers. These hotels represent a combined 1,526 rooms and had an average age of approximately nine years at date of acquisition. We funded these acquisitions primarily through $57.9 million in net cash proceeds from a February 2006 issuance of our Series C cumulative preferred stock, the assumption of approximately $38.3 million in collateralized long-term debt and approximately $63.0 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note premium of approximately $2.0 million to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining lives of the assumed debt as a reduction of interest expense.

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

During December 2005, we recorded a $975,000 non-cash impairment loss in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, based on the estimated net realizable value of a hotel over its remaining estimated holding period. This hotel was subsequently sold in March 2006 for its approximate carrying value of $4.9 million (after selling costs of approximately $200,000). The hotel sold was a 130-room Hampton Inn located in Atlanta, Georgia. The age of the hotel was approximately 18 years.

During the three months ended March 31, 2007 and 2006, we invested approximately $13.3 million, and $12.1 million, respectively, to fund capital improvements in our hotels, including replacement of carpets, drapes, furniture and equipment, renovation of common areas and improvements of hotel exteriors. In 2007, we expect to fund approximately $90.0 million to $100.0 million of capital improvements to our hotels, with approximately $55.0 million to $65.0 million representing the conversion of our 18 AmeriSuites hotels to Hyatt Place hotels, as discussed beginning on page 39, and approximately $18.0 million representing major refurbishment projects related primarily to brand enhancements to certain of our key hotels. Hyatt will be performing the conversion of our 18 AmeriSuites hotels to Hyatt Place hotels pursuant to a project management agreement. We intend to fund such improvements out of our cash flows from operations, current cash balances and borrowings under our Line of Credit. Under our franchise agreements, we are periodically

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

required to make capital improvements in order to maintain our brand standards. Additionally, under certain of our loan covenants, we are generally obligated to fund 4% of total hotel revenues per quarter on a cumulative basis, to a separate room renovation account for replacement of furniture, fixtures and equipment, maintenance, and capital improvements for our hotels. For 2007, we expect that amounts expended will exceed, in the aggregate, the amounts required under our loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts.

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

REITs are subject to a number of organizational and operational requirements. For example, for federal income tax purposes, we are required to pay distributions of at least 90% of our taxable income to shareholders. We intend to pay these distributions from operating cash flows. During the three months ended March 31, 2007, our Partnership declared aggregate distributions of approximately $14.0 million to its limited partners, or $0.25 per unit (including approximately $13.8 million of distributions to the Company to fund distributions to our shareholders of $0.25 per share). Additionally, during the three months ended March 31, 2007, we declared approximately $1.9 million and $1.2 million in dividends related to our 8.75% Series B cumulative preferred stock and 8.00% Series C cumulative preferred stock, respectively. We expect to make future quarterly distributions to our shareholders. The amount of our future distributions will be based upon quarterly operating results, economic conditions, capital requirements, the Internal Revenue Code's annual REIT distribution requirements, leverage restrictions imposed by our Line of Credit and other factors which our Board deems relevant.

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

Under our Partnership's limited partnership agreement, subject to certain holding period requirements, holders of units in our Partnership have the right to require the Partnership to redeem their units. During the three months ended March 31, 2007, no Partnership units were tendered for redemption. Under the Partnership agreement, we have the option to redeem units tendered for redemption on a one-for-one basis for shares of common stock or for an equivalent amount of cash.

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

The following reconciliation of net income applicable to common shareholders to FFO, illustrates the difference in these measures of operating performance (in thousands):

	For the Three Months Ended March 31,
	2007	2006
Net income (loss) applicable to common shareholders	$5,564	$(3,302)

Add (subtract):
(Gain) loss on sale of hotel properties	-	17
Minority interests (income) expense	92	(58)
Depreciation	15,438	12,672
Depreciation from discontinued operations	-	541

Funds From Operations (FFO) (1)	$21,094	$9,870

Weighted average number of diluted common shares and Partnership units outstanding	55,919	55,554

(1)	For the three months ended March 31, 2006, FFO included approximately $8.9 million of non-cash impairment losses related to four hotels.

MANAGEMENT CONTRACTS

Our management agreements with Hyatt, which purchased the AmeriSuites brand in January 2005 from the Blackstone Group, are structured to provide the TRS Lessees minimum net operating income at each of our 18 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of our 18 AmeriSuites hotels. As the manager, Hyatt's subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, as defined, to a maximum of 6.5% of gross hotel revenues. If the management fee calculation exceeds 6.5% of gross hotel revenues, Hyatt's subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Hyatt's subsidiaries are required to contribute the greater of a predetermined minimum return or the net operating income plus 25% of the shortfall between the threshold amount and the net operating income of the hotel. We record all shortfall contributions as a reduction of base management fees, which are included as a component of direct hotel expenses in the accompanying condensed consolidated statements of operations, when all contingencies related to such amounts have been resolved. The minimum net operating income guarantee agreements are set to expire for nine of our hotels at December 31, 2007 and for nine of our hotels at June 30, 2008. For the three months ended March 31, 2007 and 2006, we

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

recorded approximately $1.8 million and $1.1 million, respectively, in minimum income guarantees from Hyatt as a reduction of our base management fee expense in the accompanying condensed consolidated statements of operations.

In October 2006, we entered into a master agreement (the “Master Agreement”) with affiliates of Hyatt whereby we have agreed to renovate and convert our 18 AmeriSuites branded hotels into Hyatt Place hotels at an estimated total conversion cost of $55.0 million to $65.0 million for all of the hotels. Hyatt will be performing the conversion of our 18 AmeriSuites hotels to Hyatt Place hotels pursuant to a project management agreement. After full conversion of the hotels to Hyatt Place hotels, we expect to have a total investment in these hotels of approximately $245.0 million to $255.0 million. In connection with the Master Agreement, we have agreed to amend the current management agreements and to execute new franchise and management agreements following conversion. In summary:

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

Investment in Hotel Properties

We record an impairment charge when we believe an investment in a hotel has been impaired such that future undiscounted cash flows would not recover the book basis of the hotel property, or the hotel is being held for sale and a loss is anticipated. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby possibly requiring an impairment charge in the future. During the three months ended March 31, 2007, we did not record any non-cash impairment losses related to our hotels. During the three months ended March 31, 2006, we recorded approximately $8.9 million of non-cash impairment losses related to four hotels in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Three of the hotels were subsequently sold in August 2006. Accordingly, under the Company’s accounting policy, the non-cash impairment loss of approximately $6.7 million related to these three sold hotels has been reclassified, along with operations, to discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The average age of these hotels was approximately 25 years. Impairments of hotels not held for sale are recorded as a component of continuing operations in the accompanying condensed consolidated statements of operations.

We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less estimated costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three months ended March 31, 2007, we did not realize any losses on impairments of hotels held for sale. For the three months ended March 31, 2006, we did not realize any losses on impairments of hotels held for sale, other than the $6.7 million in non-cash impairment losses reclassified as discussed above. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

Our TRS Lessees continue to accumulate net operating losses primarily due to the lease payments that our TRS Lessees pay to their respective lessors, in conjunction with our assumption of the operating leases from several of our independent management companies in 2001. As a result of these continued losses, we continue to record a valuation allowance for the full amount of our deferred income tax asset, which at March 31, 2007, was approximately $25.6 million. Our net operating loss carryforwards will expire in years beginning after 2021.

OTHER DEVELOPMENTS

Acquisitions

During the three months ended March 31, 2007, we purchased three hotels for approximately $30.5 million related to previously announced acquisitions. The hotels were purchased from two hotel developers. These hotels represent a combined 366 rooms and have an average age of approximately nine years. We funded these acquisitions primarily through the assumption of approximately $5.7 million in collateralized long-term debt and approximately $24.8 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note premium of approximately $125,000 to record the debt at its estimated fair value. This premium is being amortized using the interest method over the remaining life of the assumed debt as a reduction of interest expense.

The hotel acquisitions that we completed for the three months ended March 31, 2007 are as follows:

Hotel	Location	Rooms	Date Acquired

Hilton Garden Inn	Austin, Texas	122	March 1, 2007
SpringHill Suites by Marriott	Austin, Texas	104	March 1, 2007
Courtyard by Marriott	Chicago, Illinois	140	March 21, 2007

Recent Accounting Developments

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its condensed consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes” (“FIN 48’). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company’s adoption of FIN 48, effective January 1, 2007, had no impact on our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, the most predominant of which is the fluctuation in LIBOR and other market index interest rates. At March 31, 2007, our exposure to market risk for a change in interest rates is related to our debt outstanding under the Line of Credit. Total debt outstanding under our Line of Credit was approximately $80.0 million at March 31, 2007. Our $50.0 million in trust preferred securities bear interest at a fixed rate of 6.93% per annum until 2010 and then bear interest at LIBOR plus 2.85% per annum thereafter. Our remaining indebtedness bears interest at fixed rates. As discussed below, we seek to manage our interest rate risks by maintaining an interest rate swap agreement for a notional amount of $25.0 million. The Company does not enter into derivative or interest rate transactions for speculative purposes.

Our Line of Credit bears interest at a variable rate of LIBOR plus 1.25% to 1.88% per annum as determined by our quarterly leverage. At March 31, 2007, our interest rate on our Line of Credit was LIBOR (5.32% at March 30, 2007) plus 1.375%. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings under our Line of Credit through the use of an interest rate swap, in order to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. We also regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuation.

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

Our Line of Credit matures in September 2010, but may be extended at our option for an additional year. As discussed above, our Line of Credit bears interest at variable rates, and therefore, cost approximates market value. At March 31, 2007, the fair value of our interest rate swap was an asset of approximately $406,000.

Our operating results are affected by changes in interest rates, primarily as a result of borrowings under our Line of Credit. If interest rates increased by 60 basis points, our interest expense would have increased by approximately $46,000, based on balances outstanding during the three months ended March 31, 2007.

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

There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various legal actions arising in the ordinary course of business. Management does not believe that any of the pending actions will have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

The Company previously disclosed risk factors under "Item 1A. Risk Factors" in its Annual Report on Form 10-K for the year ended December 31, 2006. In addition to those risk factors and the other information included elsewhere in this report, you should also carefully consider the risk factor discussed below. The risks described below and in the Annual Report on Form 10-K for the year ended December 31, 2006 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Insurance Risk

We maintain hotel property insurance coverage on properties in certain areas that are susceptible to catastrophic losses such as hurricanes or earthquakes. In these areas, the Company maintains higher insurance deductibles given the lack of insurance capacity in certain markets. Consequently, the Company's risk of loss may increase due to these higher deductibles given certain geographic locations which are more susceptible to these types of catastrophic losses. In 2006, the Company also maintained certain self-insurance risk associated with the lack of insurance capacity in certain markets. Effective April 1, 2007, the Company no longer maintains self-insurance risk in these markets as a result of renegotiations of our insurance premiums.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 6. EXHIBITS

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

4.1(b)--
Form of share certificate for the Company's 8.75% Series B Cumulative Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 11, 2003)

4.1(c)--
Form of share certificate for the Company's 8.00% Series C Cumulative Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed with the SEC on February 15, 2006)

4.2(a)--
Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 24, 1997 (Registration No. 01-12073) filed with the SEC on July 10, 1997)

4.2(b)--
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.2(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

4.2(c)--
Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.2(d) of the Company’s Quarterly Report on From 10-Q (Registration No. 01-12073) for the quarter ended March 31, 2006 and filed with the SEC on May 10, 2006)

10.1(a)--
2007 Restricted Stock Award Agreement, dated as of January 3, 2007, between the Company and Howard A. Silver (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.1(b)--
2007 Restricted Stock Award Agreement, dated as of January 3, 2007, between the Company and J. Mitchell Collins (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.1(c)--
2007 Restricted Stock Award Agreement, dated as of January 3, 2007, between the Company and Phillip H. McNeill, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.1(d)--
2007 Restricted Stock Award Agreement, dated as of January 3, 2007, between the Company and Richard F. Mitchell (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.1(e)--
2007 Restricted Stock Award Agreement, dated as of January 3, 2007, between the Company and Edwin F. Ansbro (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.1(f)--
2007 Restricted Stock Award Agreement, dated as of January 3, 2007, between the Company and J. Ronald Cooper (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.2(a)--
Change in Control and Termination Agreement as amended as of January 1, 2007 between the Company and Howard A. Silver (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.2(b)--
Change in Control and Termination Agreement as amended as of January 1, 2007 between the Company and J. Mitchell Collins (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.2(c)--
Change in Control and Termination Agreement as amended as of January 1, 2007 between the Company and Phillip H. McNeill, Jr. (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.2(d)--
Change in Control and Termination Agreement as amended as of January 1, 2007 between the Company and Richard F. Mitchell (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.2(e)--
Change in Control and Termination Agreement as amended as of January 1, 2007 between the Company and Edwin F. Ansbro (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.2(f)--
Change in Control and Termination Agreement as amended as of January 1, 2007 between the Company and J. Ronald Cooper (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.2(g)--
Change in Control and Termination Agreement as amended as of January 1, 2007 between the Company and Phillip H. McNeill, Sr. (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

31.1* --	Certification of Howard A. Silver, Chief Executive Officer of Equity Inns, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated May 10, 2007

31.2* --	Certification of J. Mitchell Collins, Chief Financial Officer of Equity Inns, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated May 10, 2007

32.1* --
Certification of Howard A. Silver, Chief Executive Officer of Equity Inns, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2007

32.2* --
Certification of J. Mitchell Collins, Chief Financial Officer of Equity Inns, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2007

______________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equity Inns, Inc.

May 10, 2007	By:	/s/J. Mitchell Collins
Date		J. Mitchell Collins
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer

INDEX OF EXHIBITS

Exhibits

Number	Description

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

4.1(b)--
Form of share certificate for the Company's 8.75% Series B Cumulative Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 11, 2003)

4.1(c)--
Form of share certificate for the Company's 8.00% Series C Cumulative Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed with the SEC on February 15, 2006)

4.2(a)--
Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 24, 1997 (Registration No. 01-12073) filed with the SEC on July 10, 1997)

4.2(b)--
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.2(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

4.2(c)--
Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.2(d) of the Company’s Quarterly Report on From 10-Q (Registration No. 01-12073) for the quarter ended March 31, 2006 and filed with the SEC on May 10, 2006)

10.1(a)--
2007 Restricted Stock Award Agreement, dated as of January 3, 2007, between the Company and Howard A. Silver (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.1(b)--
2007 Restricted Stock Award Agreement, dated as of January 3, 2007, between the Company and J. Mitchell Collins (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.1(c)--
2007 Restricted Stock Award Agreement, dated as of January 3, 2007, between the Company and Phillip H. McNeill, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.1(d)--
2007 Restricted Stock Award Agreement, dated as of January 3, 2007, between the Company and Richard F. Mitchell (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.1(e)--
2007 Restricted Stock Award Agreement, dated as of January 3, 2007, between the Company and Edwin F. Ansbro (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.1(f)--
2007 Restricted Stock Award Agreement, dated as of January 3, 2007, between the Company and J. Ronald Cooper (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.2(a)--
Change in Control and Termination Agreement as amended as of January 1, 2007 between the Company and Howard A. Silver (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.2(b)--
Change in Control and Termination Agreement as amended as of January 1, 2007 between the Company and J. Mitchell Collins (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.2(c)--
Change in Control and Termination Agreement as amended as of January 1, 2007 between the Company and Phillip H. McNeill, Jr. (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.2(d)--
Change in Control and Termination Agreement as amended as of January 1, 2007 between the Company and Richard F. Mitchell (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.2(e)--
Change in Control and Termination Agreement as amended as of January 1, 2007 between the Company and Edwin F. Ansbro (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.2(f)--
Change in Control and Termination Agreement as amended as of January 1, 2007 between the Company and J. Ronald Cooper (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

10.2(g)--
Change in Control and Termination Agreement as amended as of January 1, 2007 between the Company and Phillip H. McNeill, Sr. (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on January 5, 2007)

31.1* --	Certification of Howard A. Silver, Chief Executive Officer of Equity Inns, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated May 10, 2007

31.2* --	Certification of J. Mitchell Collins, Chief Financial Officer of Equity Inns, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated May 10, 2007

32.1* --
Certification of Howard A. Silver, Chief Executive Officer of Equity Inns, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2007

32.2* --
Certification of J. Mitchell Collins, Chief Financial Officer of Equity Inns, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2007

______________________
*Filed herewith.