Form 10-Q
period 2007-06-30
EQUITY INNS INC
filed 2007-08-09
CIK 916530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2007  Commission File Number 01-12073

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

☐ Yes  ☒ No

The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on July 30, 2007 was 55,058,698.

EQUITY INNS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EQUITY INNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2007	2006

Assets:
Investment in hotel properties, at cost	$1,478,800	$1,409,508
Accumulated depreciation	(349,255)	(318,189)
Investment in hotel properties, net	1,129,545	1,091,319
Cash and cash equivalents	16,258	7,484
Accounts receivable, net of doubtful accounts of $200 and $200, respectively	9,602	7,767
Interest rate swap	441	516
Notes receivable, net	1,879	1,896
Deferred expenses, net	13,767	13,286
Deposits and other assets, net	18,611	15,014

Total Assets	$1,190,103	$1,137,282

Liabilities and Shareholders' Equity:
Long-term debt	$690,542	$635,365
Accounts payable and accrued expenses	48,681	42,445
Distributions payable	16,047	14,855
Minority interests in Partnership	4,626	4,853

Total Liabilities	759,896	697,518

Commitments and contingencies

Shareholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized:
Series B, 8.75%, $.01 par value, 3,450,000 and 3,450,000 shares issued and outstanding	83,524	83,524
Series C, 8.00%, $.01 par value, 2,400,000 and 2,400,000 shares issued and outstanding	57,862	57,862
Common stock, $.01 par value, 100,000,000 shares authorized, 55,058,698 and 54,735,137 shares issued and outstanding	551	547
Additional paid-in capital	576,381	574,238
Distributions in excess of net earnings	(288,552)	(276,923)
Unrealized gain on interest rate swap	441	516

Total Shareholders' Equity	430,207	439,764

Total Liabilities and Shareholders' Equity	$1,190,103	$1,137,282

The accompanying notes are an integral  part of these condensed consolidated financial statements.

EQUITY INNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Revenue:
Room revenue	$112,799	$95,732	$214,457	$184,467
Other hotel revenue	4,734	3,724	8,853	7,114
Total hotel revenues	117,533	99,456	223,310	191,581

Operating expenses:
Direct hotel expenses	62,127	54,274	118,372	104,162
Other hotel expenses	3,470	2,799	6,431	5,352
Depreciation	15,628	12,957	31,066	25,629
Property taxes, insurance and other	6,369	6,741	13,793	12,743
General and administrative expenses	4,872	3,226	8,953	6,940
Loss on impairment of hotels	—	3,000	—	5,210
Total operating expenses	92,466	82,997	178,615	160,036

Operating income	25,067	16,459	44,695	31,545

Interest expense, net	11,481	9,587	22,362	19,400

Income from continuing operations before minority interests and income taxes	13,586	6,872	22,333	12,145

Minority interests income (expense)	(169)	(168)	(261)	(110)
Deferred income tax benefit (expense)	—	—	—	—

Income from continuing operations	13,417	6,704	22,072	12,035

Discontinued operations:
Gain (loss) on sale of hotel properties	—	4,552	—	4,535
Loss on impairment of hotels held for sale	—	—	—	(6,690)
Income (loss) from operations of discontinued operations	3	394	(2)	942
Income (loss) from discontinued operations	3	4,946	(2)	(1,213)

Net income (loss)	13,420	11,650	22,070	10,822

Preferred stock dividends	(3,087)	(3,087)	(6,173)	(5,560)

Net income (loss) applicable to common shareholders	$10,333	$8,563	$15,897	$5,262

Net income (loss) per share data
Basic and diluted income (loss) per share:
Continuing operations	$0.19	$0.07	$0.29	$0.12
Discontinued operations	0.00	0.09	0.00	(0.02)

Net income (loss) per common share	$0.19	$0.16	$0.29	$0.10

Weighted average number of common shares outstanding, basic and diluted	55,058	54,630	55,036	54,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUITY INNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$22,070	$10,822
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on sale of hotel properties	—	(4,535)
Loss on impairment of hotels	—	11,900
Depreciation	31,066	25,629
Depreciation of discontinued operations	—	753
Amortization of loan costs and franchise fees	1,138	1,161
Amortization of mortgage note premium	(1,170)	(1,039)
Non-cash stock-based compensation	1,770	2,043
Provision for doubtful accounts	—	25
Minority interests (income) expense	261	110
Changes in operating assets and liabilities:
Accounts receivable	(1,835)	(329)
Deposits and other assets	(3,597)	(5,276)
Accounts payable and accrued expenses	7,125	5,394
Other	(551)	93
Net cash provided by operating activities	56,277	46,751

Cash flows from investing activities:
Improvements and additions to hotel properties	(26,160)	(29,455)
Acquisition of hotel properties, excluding long-term debt assumed	(32,060)	(58,373)
Payments for franchise applications	(478)	(561)
Notes receivable collections	17	25
Net proceeds from sale of hotel properties	—	22,053
Net cash used in investing activities	(58,681)	(66,311)

Cash flows from financing activities:
Gross proceeds from issuance of Series C Preferred Stock	—	60,000
Payment of offering expenses	—	(2,138)
Distributions paid	(32,958)	(24,743)
Payments for loan costs	(1,141)	(427)
Proceeds from borrowings	149,000	66,650
Payments on long-term debt	(103,723)	(75,601)
Net cash provided by financing activities	11,178	23,741

Net increase (decrease) in cash	8,774	4,181
Cash and cash equivalents at beginning of period	7,484	6,556

Cash and cash equivalents at end of period	$16,258	$10,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

Six Months Ended June 30, 2007

During January 2007, we issued to several key officers 178,384 shares of restricted common stock at prices ranging from $15.88 to $16.31 per share under the 1994 Stock Incentive Plan as part of management’s long-term incentive compensation.

During January 2007, we issued to two of our officers 54,578 shares of common stock at $16.28 per share under the 1994 Stock Incentive Plan in lieu of cash as a performance bonus.

During the six months ended June 30, 2007, we issued 7,024 shares of common stock upon redemption of Partnership units.

During the six months ended June 30, 2007, we completed the purchase of four hotels and assumed approximately $11.0 million in collateralized long-term debt, including approximately $95,000 of a mortgage note discount.

During the six months ended June 30, 2007, we issued 12,103 shares of common stock at prices ranging from $15.30 to $19.72 per share to our independent directors in lieu of cash as compensation.

At June 30, 2007, approximately $14.0 million in common stock and unit dividends were declared and unpaid. We paid these dividends on August 1, 2007. Additionally, approximately $1.3 million and $800,000 in Series B and Series C preferred stock dividends, respectively, were declared and unpaid at June 30, 2007. We paid the Series B and Series C preferred stock dividends on July 31, 2007.

Six Months Ended June 30, 2006

During January and February 2006, we issued to several key officers 187,990 shares of restricted stock at prices ranging from $13.55 to $16.11 per share under the 1994 Stock Incentive Plan as part of management’s long-term incentive compensation.

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

During the six months ended June 30, 2006, we reclassified approximately $2.7 million related to our hurricane insurance claim from deposits and other assets to investment in hotel properties, at cost.

During the six months ended June 30, 2006, we issued 471,433 shares of common stock upon redemption of Partnership units.

During the six months ended June 30, 2006, we issued 13,069 shares of common stock at prices ranging from $13.55 to $16.20 per share to our independent directors in lieu of cash as compensation.

During the six months ended June 30, 2006, we declared approximately $10.6 million in common stock and unit dividends. We paid these dividends on August 1, 2006. During the three months ended June 30, 2006, we declared approximately $1.3 million and $800,000 in Series B and Series C preferred stock dividends, respectively. We paid the Series B and Series C preferred stock dividends on July 31, 2006.

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

Equity Inns is a hotel real estate investment trust ("REIT") for federal income tax purposes. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at June 30, 2007 owned an approximate 98% interest in the Partnership.

Our hotel properties are leased to our wholly-owned taxable REIT subsidiaries (the "TRS Lessees"). Our hotel properties are managed by independent third parties. At June 30, 2007, the independent managers of our hotels are as follows:

Number of Hotels

Interstate Hotels & Resorts, Inc.	39
McKibbon Hotel Group	23
Hyatt Corporation	18
Hilton Hotels Corporation	14
Other (12)	39

133

Our management agreements with Hyatt, which purchased the AmeriSuites brand in January 2005 from the Blackstone Group, are structured to provide the TRS Lessees minimum net operating income at each of our 18 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of our 18 AmeriSuites hotels. As the manager, Hyatt's subsidiaries can earn an incentive management fee of 25% of hotel net operating income above the threshold, as defined, to a maximum of 6.5% of gross hotel revenues. If the management fee calculation exceeds 6.5% of gross hotel revenues, Hyatt's subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Hyatt's subsidiaries are required to contribute the greater of a predetermined minimum return or the net operating income plus 25% of the shortfall between the threshold amount and the net operating income of the hotel. We record all shortfall contributions as a reduction of base management fees, which are included as a component of direct hotel expenses in the accompanying condensed consolidated statements of operations, when all contingencies related to such amounts have been resolved. The minimum net operating income guarantee agreements are set to expire for nine of our hotels at December 31, 2007 and for nine of our hotels at June 30, 2008. For the six months ended June 30, 2007 and 2006, we recorded approximately $2.5 million and $1.3 million, respectively, in minimum income guarantees from Hyatt as a reduction of our base management fee expense in the accompanying condensed consolidated statements of operations.

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

2. Proposed Merger

On June 20, 2007, the Company and the Partnership (together, the Company and the Partnership are referred to as the “Company Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Grace I, LLC, a Tennessee limited liability company (“Acquiror”), Grace Acquisition I, Inc., a Tennessee corporation and wholly-owned subsidiary of Acquiror (“Merger Subsidiary”) and Grace II, L.P. a Tennessee limited partnership (“Merger LP” and, together with Acquiror and Merger Subsidiary, the “Buyer Parties”). The Buyer Parties are affiliates of Whitehall Street Global Real Estate Limited Partnership 2007 (“Whitehall”).

Pursuant to the Merger Agreement, at closing (1) the Company will merge with and into Merger Subsidiary, with Merger Subsidiary continuing as the surviving entity (the “REIT Merger”), and (2) Merger LP will merge with and into the Partnership, with the Partnership continuing as the surviving entity (the “LP Merger” and, together with the REIT Merger, the “Mergers”). Under the terms of the Merger Agreement, at the effective time of the Mergers (the “Effective Time”):

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

2. Proposed Merger, Continued

(1)
each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by the Company, the Buyer Parties or any of their respective subsidiaries) will be converted into, and cancelled in exchange for, the right to receive an amount in cash to be paid by Acquiror equal to $23.00, without interest, less any dividend in excess of $0.25 per share of the common stock (prorated for any partial quarter) declared by the Company and having a record date prior to the Effective Time (the “Common Share Merger Consideration”);

(2)
each share of the Company’s Series B Preferred Stock (“Series B Preferred Stock”) issued and outstanding immediately prior to the Effective Time will be converted into, and cancelled in exchange for, the right to receive one share of Series B Preferred Stock of the surviving entity, which has identical dividend and other relative rights, preferences, limitations and restrictions as are provided in the charter of the Company with respect to the Series B Preferred Stock;

(3)
each share of the Company’s Series C Preferred Stock (“Series C Preferred Stock”) issued and outstanding immediately prior to the Effective Time will be converted into, and cancelled in exchange for, the right to receive one share of Series C Preferred Stock of the surviving entity, which has identical dividend and other relative rights, preferences, limitations and restrictions as are provided in the charter of the Company with respect to the Series C Preferred Stock; and

(4)
each unit of partnership interest in the Partnership issued and outstanding immediately prior to the Effective Time (other than those held by the Company or any of its subsidiaries, including Class B preferred units and Class C preferred units) will be converted into, and cancelled in exchange for, the right to receive an amount in cash equal to the Common Share Merger Consideration.

Pursuant to the Merger Agreement, the Company is not permitted to declare, accrue, set aside or pay any dividends prior to the Effective Time or make any other distribution, payable in cash, stock, property or otherwise, except for (1) the payment of regular quarterly cash dividends in an amount equal to the greater of $0.25 per share or the Company’s estimated REIT taxable income for the quarter and for any prior quarters, (2) regular quarterly dividends required to be paid on the Series B Preferred Stock and the Series C Preferred Stock and (3) dividends paid by the Partnership or any wholly-owned subsidiary of the Company, but only if such dividends are paid to the Company, the Partnership or any wholly-owned subsidiary of the Company. In addition, the Company has agreed to certain restrictions on its operating activities, subject to Acquiror’s consent, including the purchase and sale of certain properties.

The Merger Agreement contains certain termination rights for Acquiror and the Company and further provides that, upon termination of the Merger Agreement under certain circumstances, the Company will be required to pay Acquiror a termination fee of $38.0 million. In addition, Acquiror will be required to pay the Company a termination fee of $75.0 million if the Company terminates the Merger Agreement under certain circumstances in the event of a breach of the Merger Agreement by the Acquiror. The obligation of Acquiror to pay the termination fee has been guaranteed by Whitehall.

The Board of Directors (“Board”) of the Company has unanimously approved the Merger Agreement and related transactions and has recommended the approval of the Merger Agreement by the Company’s common shareholders. Holders of the Company’s common stock will be asked to vote on a proposal to approve the Merger Agreement at a special meeting that will be held on a date to be announced.

The Mergers are subject to various closing conditions, including, among other things, (1) the requisite approval of the Merger by the affirmative vote of holders of a majority of the outstanding shares of the

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

2. Proposed Merger, Continued

Company’s common stock as of the record date, (2) the absence of any injunction issued by any governmental body in the United States preventing the consummation of the Mergers, (3) the delivery of a tax opinion relating to the Company’s REIT tax status, (4) evidence that Equity Inns Trust, a wholly-owned subsidiary of the Company, is either organized as an entity that will be treated as a disregarded entity of Merger Subsidiary or has converted into a limited liability company that will be treated as a disregarded entity, (5) compliance by the Company Parties with their covenants in the Merger Agreement and (6) the accuracy at closing of the Company Parties’ representations and warranties in the Merger Agreement.

The foregoing description of certain terms of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2007.

3.	Summary of Significant Accounting Policies

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

We record an impairment charge when we believe an investment in a hotel has been impaired such that future undiscounted cash flows would not recover the book basis of the hotel property, or the hotel is being held for sale and a loss is anticipated. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby possibly requiring an impairment charge in the future. During the three and six months ended June 30, 2007, we did not record any non-cash impairment losses related to our hotels. During the three and six months ended June 30, 2006, we recorded approximately $3.0 million and $11.9 million, respectively, of non-

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

3.	Summary of Significant Accounting Policies, Continued

cash impairment losses related to five hotels in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Three of the hotels were subsequently sold in August 2006. Accordingly, under the Company’s accounting policy, the non-cash impairment loss of approximately $6.7 million related to these three sold hotels has been reclassified, along with operations, to discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The average age of these hotels was approximately 25 years. Impairments of hotels not held for sale are recorded as a component of continuing operations in the accompanying condensed consolidated statements of operations.

We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less estimated costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three and six months ended June 30, 2007, we did not realize any losses on impairments of hotels held for sale. For the three and six months ended June 30, 2006, we did not realize any losses on impairments of hotels held for sale, other than the $6.7 million in non-cash impairment losses reclassified as discussed above. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

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

Distributions

We pay regular quarterly cash distributions to shareholders. These distributions are determined quarterly by our Board based on our operating results, economic conditions, capital expenditure requirements, the

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

3.	Summary of Significant Accounting Policies, Continued

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

Stock-Based Compensation

At June 30, 2007, we have two stock-based employee and director compensation plans. Prior to January 1, 2006, we accounted for our stock-based employee compensation by adopting the recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” under the prospective method as defined in SFAS No. 148. Effective January 1, 2006, we adopted the provisions of SFAS 123(R), “Share-Based Payment.” SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The effects of the adoption of SFAS No. 123(R) on our earnings, financial condition and cash flows are discussed in Note 12.

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

Concentration of Credit Risk

At June 30, 2007, we owned approximately 5,400 hotel rooms, or approximately 34% of our total hotel rooms, in the South Atlantic region of the United States, which includes approximately 2,900 hotel rooms, or approximately 18% of our total hotel rooms, in the state of Florida.

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

4.	Investment in Hotel Properties

During the six months ended June 30, 2007, we purchased four hotels for approximately $43.1 million related to previously announced acquisitions. The hotels were purchased from three hotel developers. These hotels represent a combined 457 rooms and have an average age of approximately eight years. We funded these acquisitions primarily through the assumption of approximately $11.0 million in collateralized long-term debt and approximately $32.1 million in borrowings under our Line of Credit.

Included in our debt assumption is a mortgage note discount of approximately $95,000 to record the debt at its estimated fair value. This discount is being amortized using the interest method over the remaining life of the assumed debt as an increase in interest expense.

The hotel acquisitions that we completed for the six months ended June 30, 2007 are as follows:

Hotel	Location	Rooms/ Suites	Date Acquired

Hilton Garden Inn	Austin, Texas	122	March 1, 2007
SpringHill Suites by Marriott	Austin, Texas	104	March 1, 2007
Courtyard by Marriott	Chicago, Illinois	140	March 21, 2007
Residence Inn by Marriott	Lexington, Kentucky	91	June 29, 2007

Based on our estimate of fair value, determined by prevailing market conditions or appraisals, we allocated the purchase price of these hotels at June 30, 2007 as follows (in thousands):

Land	$6,580
Buildings and improvements	31,326
Furniture, fixtures and equipment	5,225

$43,131

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

4.	Investment in Hotel Properties, Continued

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

The following unaudited pro forma results are presented as if all acquisitions for the three and six months ended June 30, 2007 had occurred on January 1, 2006 and January 1, 2007 (in thousands, except per share data):
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Equity Inns, as reported	$117,533	$99,456	$223,310	$191,581
Acquisitions	912	3,300	3,065	5,812

Pro forma combined revenues	$118,445	$102,756	$226,375	$197,393

Net income (loss) applicable to common shareholders
Equity Inns, as reported	$10,333	$8,563	$15,897	$5,262
Acquisitions	(36)	69	(154)	(184)

Pro forma combined net income (loss)	$10,297	$8,632	$15,743	$5,078

Pro forma basic and diluted income (loss) per share	$0.19	$0.17	$0.29	$0.09

Pro forma weighted average number of common shares outstanding - basic and diluted	55,058	54,630	55,036	54,470

Note: These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had these acquisitions been completed on January 1, 2006 and January 1, 2007, or of future results.

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

4.	Investment in Hotel Properties, Continued

The following unaudited pro forma results are presented as if all acquisitions for the year ended December 31, 2006 had occurred on January 1, 2006 (in thousands, except per share data):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Revenues
Equity Inns, as reported	$99,456	$191,581
Acquisitions	8,032	17,284

Pro forma combined revenues	$107,488	$208,865

Net income (loss) applicable to common shareholders
Equity Inns, as reported	$8,563	$5,262
Acquisitions	468	(35)

Pro forma combined net income (loss)	$9,031	$5,227

Pro forma basic and diluted income (loss) per share	$0.17	$0.10

Pro forma weighted average number of common shares outstanding - basic and diluted	54,630	54,470

Note: These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had these acquisitions been completed on January 1, 2006, or of future results.

During the six months ended June 30, 2007 and 2006, we invested approximately $26.2 million and $29.5 million, respectively, to fund capital improvements in our hotels, including replacement of carpets, drapes, furniture and equipment, renovation of common areas and improvements of hotel exteriors.

During the three and six months ended June 30, 2007, we did not record any non-cash impairment losses related to our hotels. During the three and six months ended June 30, 2006, we recorded approximately $3.0 million and $11.9 million, respectively, of non-cash impairment losses related to five hotels in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Three of the hotels were subsequently sold in August 2006. Accordingly, under the Company’s accounting policy, the non-cash impairment loss of approximately $6.7 million related to these three sold hotels has been reclassified, along with operations, to discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The average age of these hotels was approximately 25 years. Impairments of hotels not held for sale are recorded as a component of continuing operations in the accompanying condensed consolidated statements of operations.

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

We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less estimated costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three and six months ended June 30, 2007, we did not realize any losses on impairments of hotels held for sale. For the three and six months ended June 30, 2006, we did not realize any losses on impairments of hotels held for sale, other than the $6.7 million in non-cash impairment losses reclassified as discussed above. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

5.	Long-Term Debt

The following details our debt outstanding at June 30, 2007 and December 31, 2006 (dollars in thousands):

						Collateral	Collateral
						# of	Net Book
	Principal Balance					Hotels at	Value at
	6/30/07	12/31/06	Interest Rate		Maturity	6/30/07	12/31/06

Unsecured Line of Credit	$25,000	$25,000	LIBOR plus	Variable	Sept 2010	—	$ —
			Percentage
Mortgage	84,338	85,428	8.37%	Fixed	July 2009	19	160,457
Mortgage	62,676	63,364	8.25%	Fixed	Nov 2010	16	101,369
Mortgage	32,548	32,885	8.25%	Fixed	Nov 2010	8	53,198
Mortgage	6,011	6,069	8.70%	Fixed	Nov 2010	1	10,286
Mortgage	3,994	4,054	7.97%	Fixed	Oct 2007	1	6,692
Mortgage	4,922	4,995	7.97%	Fixed	Oct 2007	1	7,272
Mortgage	4,167	4,229	7.10%	Fixed	Sept 2008	1	8,180
Mortgage	3,551	3,602	8.04%	Fixed	Nov 2007	1	6,216
Mortgage	4,947	5,019	8.04%	Fixed	Nov 2007	1	7,089
Mortgage	—	3,021	9.375%	Fixed	April 2007	—	5,902
Mortgage	—	3,233	9.375%	Fixed	April 2007	—	5,988
Mortgage	4,824	4,893	8.04%	Fixed	Nov 2007	1	6,031
Mortgage	—	3,772	9.375%	Fixed	April 2007	—	8,683
Mortgage	—	3,685	9.05%	Fixed	May 2007	—	6,646
Mortgage	5,677	5,737	5.83%	Fixed	July 2014	1	9,523
Mortgage	37,548	38,174	5.64%	Fixed	Nov 2014	5	70,456
Mortgage	5,411	5,472	5.39%	Fixed	Dec 2014	1	12,265
Mortgage	3,028	3,060	9.02%	Fixed	June 2024	1	7,715
Mortgage	3,803	3,862	7.18%	Fixed	April 2023	1	6,651
Mortgage	4,544	4,613	7.10%	Fixed	Sept 2008	1	9,580
Mortgage	4,162	4,224	7.97%	Fixed	Oct 2007	1	9,577
Mortgage	3,163	3,211	7.97%	Fixed	Oct 2007	1	10,368
Mortgage	5,311	5,397	7.07%	Fixed	Jan 2008	1	10,471
Trust Preferred Securities	50,000	50,000	6.93%	Fixed	July 2035	—	—
Mortgage	71,418	72,135	5.44%	Fixed	Dec 2015	7	81,890
Mortgage	6,201	6,263	8.25%	Fixed	Feb 2011	1	13,894
Mortgage	5,069	5,145	7.10%	Fixed	Sept 2008	1	7,455
Mortgage	3,694	3,748	8.15%	Fixed	Nov 2007	1	7,067
Mortgage	49,381	49,847	5.65%	Fixed	Oct 2016	9	55,863
Mortgage	94,442	95,000	5.865%	Fixed	Dec 2016	8	82,308
Mortgage	65,000	—	5.53%	Fixed	June 2017	7	—
Mortgage	10,408	10,612	8.55%	Fixed	Nov 2010	1	20,770
Mortgage	5,584	5,675	5.49%	Fixed	Jan 2015	1	11,060
Mortgage	4,603	4,650	5.77%	Fixed	Mar 2015	1	11,632
Mortgage	5,508	—	7.46%	Fixed	June 2008	1	—
Mortgage	5,584	—	6.35%	Fixed	Jan 2015	1	—
	686,517	630,074				102	$832,554
Unamortized Mortgage
Note Premium	4,025	5,291

Total Long-Term Debt	$690,542	$635,365

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

5.	Long-Term Debt, Continued

In May 2007, we completed an aggregate of $65.0 million in collateralized financing under seven individual loan agreements. Each loan bears interest at a fixed rate of 5.53% per annum, with interest only payments due monthly until July 1, 2012, and then with principal and interest payments due monthly until maturity on June 1, 2017, based on a 30-year amortization schedule. The individual loans are collateralized by seven of the Company’s hotels. We used the proceeds from these loans primarily to repay outstanding borrowings under our Line of Credit.

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

In September 2006, we entered into a new unsecured Line of Credit for $150.0 million, subject to certain restrictions. The Line of Credit allows us, subject to certain lender approval, to extend the borrowing capacity up to $250.0 million. The Line of Credit bears interest at LIBOR plus 1.25% to 1.88% per annum, as determined by our quarterly leverage, and the facility matures in September 2010 but may be extended at our option for an additional year. At June 30, 2007, the interest rate on our Line of Credit was LIBOR (5.32% at June 29, 2007) plus 1.375%. Commitment fees ranging from 0.15% to 0.25% per annum, as determined by our average daily unused facility amount, are paid quarterly. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a fixed charge test and a leverage test, among other covenants. At June 30, 2007, we were in compliance with all covenants required by our Line of Credit.

Our unsecured Line of Credit has a stated borrowing capacity of $150.0 million. This capacity is further limited to the implied value of our unsecured hotels based on their net operating income divided by a capitalization rate, among other things, as defined in the Line of Credit agreement. At June 30, 2007, we had additional borrowing capacity of approximately $124.7 million under our Line of Credit.

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

Approximately 89.1% of our debt is collateralized by first mortgages on our hotels. At June 30, 2007, our debt has maturity dates that range from October 2007 to July 2035 with certain debt requiring annual principal payments and certain debt representing term maturities. The terms of our debt generally require prepayment penalties if repaid prior to maturity.

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
________________

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

The Company has designated the swap agreement as a cash flow hedge. As such, we are required to record the fair value of the swap agreement and perform a mark-to-market adjustment at the end of each period. The fair value of the swap agreement is obtained from dealer quotes. This value represents the estimated amount the Company would receive or pay to terminate the agreement, taking into consideration current interest rates and the creditworthiness of the counterparties.

7.	Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," requires the disclosure of the components included in comprehensive income (loss). For the six months ended June 30, 2007, we recorded comprehensive income of approximately $22.0 million, comprised of net income of approximately $22.1 million and an unrealized loss on our interest rate swap of approximately $(75,000).

For the six months ended June 30, 2006, we recorded comprehensive income of approximately $11.0 million, comprised of a net income of approximately $10.8 million and an unrealized gain on our interest rate swaps of approximately $190,000.

8.	Income Taxes

The components of our deferred income tax benefit (expense) related to our TRS Lessees for the three and six months ended June 30 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Deferred:
Federal	$(1,342)	$382	$(1,254)	$1,146
State	(114)	33	(107)	98
Valuation allowance	1,456	(415)	1,361	(1,244)

Deferred income tax benefit (expense), net	$—	$—	$—	$—

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

8.	Income Taxes, Continued

The deferred income tax benefit (expense) and related deferred tax asset were historically calculated using a statutory tax rate of 38% applied to the losses of our TRS Lessees. In 2003, we determined that a valuation allowance was necessary for the entire deferred income tax asset due to the continued softness in the lodging industry and the uncertainty associated with its future recovery. Through 2006, our TRS Lessees continued to accumulate net operating losses primarily due to the lease payments that our TRS Lessees paid to their respective lessors, in conjunction with our assumption of the operating leases from several of our independent management companies in 2001. In 2007, we may begin to realize net operating income from our TRS Lessees. However, the substantial majority of the potential net operating income will be offset by our net operating loss carryforwards. Given the uncertainty surrounding the recovery of the cumulative net operating loss carryforwards, we continue to record a valuation allowance for the full amount of our deferred income tax asset, which at June 30, 2007, was approximately $24.2 million. Our net operating loss carryforwards will expire in years beginning after 2021.

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

We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less estimated costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three and six months ended June 30, 2007, we did not realize any losses on impairments of hotels held for sale. For the three and six months ended

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

9.	Discontinued Operations, Continued

June 30, 2006, we did not realize any losses on impairments of hotels held for sale, other than the $6.7 million in non-cash impairment losses reclassified as discussed in Note 3. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

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

For all periods presented, the operations of all of our hotels classified as held for sale are included in the accompanying condensed consolidated statements of operations under the heading "Income (loss) from discontinued operations." The components of income (loss) from discontinued operations for the three and six months ended June 30 are shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Room revenue	$—	$2,541	$—	$6,629
Other hotel revenue	—	164	—	344

Operating costs:
Direct hotel expenses	—	1,688	5	4,272
Other hotel expenses	—	168	—	352
Depreciation	—	212	—	753
Property taxes, insurance and other	(3)	87	(3)	339
Amortization of franchise fees	—	7	—	17
Interest	—	149	—	298

Income (loss) from operations of discontinued operations	3	394	(2)	942

Gain (loss) on sale of hotel properties	—	4,552	—	4,535
Loss on impairment of hotels held for sale	—	—	—	(6,690)

Income (loss) from discontinued operations	$3	$4,946	$(2)	$(1,213)

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

10.	Commitments and Contingencies

At June 30, 2007, all of our hotels are operated under franchise agreements and are licensed as Hampton Inn (45), Residence Inn (23), AmeriSuites (18), Courtyard (16), Homewood Suites (10), SpringHill
Suites (7), Hilton Garden Inn (4), Holiday Inn (3), Hampton Inn & Suites (2), Comfort Inn (2), Embassy Suites (1), TownePlace Suites (1) and Fairfield Inn & Suites (1). The TRS Lessees hold the franchise licenses for our hotels. The franchise agreements generally require the payment of fees based on a percentage of hotel room revenue.

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

We are obligated to pay the costs of real estate and personal property taxes and to maintain underground utilities and structural elements of our hotels. In addition, we are obligated to fund the cost of periodic repair and the replacement and refurbishment of furniture, fixtures and equipment in our hotels. We also may be required by our franchisors to fund certain capital improvements to our hotels, which we fund from borrowings under our Line of Credit, operating cash flows, or the room renovation accounts. For the six months ended June 30, 2007 and 2006, capital improvements of approximately $26.2 million and $29.5 million, respectively, were made to our hotels.

We maintain agreements with certain senior officers that provide for severance payments in the event of a change in control of Equity Inns such as that contemplated by our proposed merger with Whitehall. At June 30, 2007, the maximum amount of cash that would be payable under all agreements, if a change in control occurred, would be approximately $16.4 million. Additionally, vesting of certain restricted stock held by our senior officers would accelerate under a change in control.

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

On June 21, 2007, a purported class action complaint was filed in the Chancery Court of Shelby County, Tennessee, Thirtieth Judicial District (No. CH-07-1208-2) by Howard Rosengarten, an alleged shareholder of our Company. On June 26, 2007, a similar complaint was filed in the same court (No. CH-07-1252-2) by Kenneth B. Loesch, another alleged shareholder of our Company. The complaints name as defendants our Company and each member of our Board, as well as Whitehall. The complaints allege, among other things, that the defendants breached their fiduciary duties in connection with our entering into the Merger Agreement. The plaintiffs seek, among other things, an injunction against the completion of the merger. On July 30, 2007, these two suits were consolidated into a single action captioned In re Equity Inns, Inc. Shareholder Litigation (No. CH-07-1208-2).

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

10.	Commitments and Contingencies, Continued

In addition to these suits, on August 3, 2007, a purported class action complaint was filed in the United States District County for the Western District of Tennessee (No. 2:07-cv-02512) by Priscilla Degeeter, an alleged shareholder of our Company. The complaint names as defendants our Company and each member of our Board. The complaint alleges, among other things, that the defendants breached their fiduciary duties in connection with our entering into the Merger Agreement. The plaintiff seeks, among other things, an injunction against the completion of the merger.

We believe that these lawsuits are without merit.

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

12.	Stock-Based Compensation Plans

In May 2007, the shareholders of the Company approved a 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the maximum issuance of 3.8 million shares, of which no more than 2.8 million shares may be issued for restricted stock awards or in settlement of performance share awards. The 2007 Plan replaced the Company’s 1994 Stock Incentive Plan (the “1994 Plan”) effective upon shareholder approval. Under our 2007 Plan, the Company may issue shares of common stock to directors, officers and key employees in the form of stock options, restricted stock awards and performance stock awards. The Company issues stock options, restricted stock awards and performance stock awards based on the fair value of our common stock at the date of approval by the Compensation Committee of our Board. At June 30, 2007, no shares have yet to be issued under the 2007 Plan. At June 30, 2007, we have approximately 14,000 exercisable stock options outstanding related to directors' compensation. No additional stock options have been granted since June 2002.

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

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

12.	Stock-Based Compensation Plans, Continued

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

Below represents the changes in the Company's outstanding shares of restricted common stock for the six months ended June 30, 2007:

		Weighted
		Average
		Grant Date
	# of Shares	Fair Value

Unvested restricted shares outstanding, at December 31, 2006	680,073	$11.43

Total restricted shares granted	178,384	$14.56

Restricted shares vested	(375,329)	$10.78

Unvested restricted shares outstanding, at June 30, 2007	483,128	$13.13

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

In December 2006, the Company modified vesting terms related to certain February 2006 restricted stock awards of approximately 160,000 shares. Before the modification, these shares were scheduled to vest at the end of the three years ending December 31, 2008, based on the Company’s total shareholder return, as defined, as a percentile of the NAREIT Hotel Index total return. These grants now vest ratably over three years that commenced with 2006, and vesting each year is based on the Company’s total shareholder return as compared to the NAREIT Hotel Index. Vesting will occur on January 5th

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

12.	Stock-Based Compensation Plans, Continued

following the applicable year-end. Unvested shares will also be subject to accelerated vesting upon a change in control of the Company, as defined in the award agreement. Under SFAS No. 123(R), we were required to revalue these awards pursuant to the modification, and we hired an independent consulting firm to complete the valuation. Based on this modification, we recorded an additional $1.3 million in non-cash stock-based compensation expense for 2006. There were no other changes to these restricted stock awards.

In February 2006, the Company modified vesting terms related to certain 2004 and 2005 restricted stock awards of a combined approximate 380,000 shares. Before the modification, these shares were scheduled to vest at the end of four and five-year respective terms based on certain performance targets and the Company’s total shareholder return, as defined, as compared to the total shareholder return of an identified peer group. For these awards, 60% of the shares will now vest after three years based on certain performance targets and ranking of the total shareholder return of the Company and an identified peer group for the respective cumulative period, 20% will now vest based on certain performance targets and ranking of the total shareholder return of the Company and an identified peer group in the fourth year and the remaining 20% will now vest based on certain performance targets and ranking of the total shareholder return of the Company and an identified peer group in the fifth year. Vesting will occur on January 5th following the applicable year-end. Under SAFS No. 123(R), we were required to revalue these awards pursuant to the modification, and we hired an independent consulting firm to complete the valuation. Based on this modification, we recorded an additional $1.3 million in non-cash stock-based compensation expense for 2006. There were no other changes to these restricted stock awards.

During the three and six months ended June 30, 2007 and 2006, under SFAS No. 123(R), the fair value of each restricted stock award was estimated on the grant date using a Monte Carlo simulation with the assumptions noted in the following table. Volatility is based on the historical volatility of our common stock. The expected term of the long-term incentive plan is based on the criteria for the plan and the expected life of the awards. The Company uses a U.S. constant-maturity Treasury for the same term as the expected term of the long-term incentive plan to represent the risk-free rate. Turnover is based on the historical experience of our executive officers and key managers. We use our current dividend yield at the time of grant to estimate the dividend yield over the life of the awards.

	January 2007 Restricted Stock Awards	December 2006 Modification of February 2006 Restricted Stock Awards	February 2006 Modification of 2005 and 2004 Restricted Stock Awards

Volatility	24.37%	24.77%	24.68%
Expected life in years	3	3	3
Risk-free rate	4.64%	4.64%	4.35%
Dividend yield	5.90%	5.90%	4.40%

At June 30, 2007, there was approximately $3.2 million of total unrecognized compensation expense as measured under SFAS No. 123(R) related to unvested restricted common stock awards, included as a reduction of additional paid-in capital in the accompanying condensed consolidated balance sheets. We intend to recognize this expense over a weighted average requisite service period of approximately two years. For the three months ended June 30, 2007 and 2006, we recorded approximately $826,000, and

EQUITY INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
________________

12.	Stock-Based Compensation Plans, Continued

$1.0 million of total non-cash stock-based compensation expense as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2007 and 2006, we recorded approximately $1.8 million and $2.0 million, respectively, of total non-cash stock-based compensation expense as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

13. New Accounting Pronouncement

In September 2006, the FASB released Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the exchange price notion in the fair value definition to mean the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). This statement also clarifies that market participant assumptions should include assumptions about risk, should include assumptions about the effect of a restriction on the sale or use of an asset and should reflect its nonperformance risk (the risk that the obligation will not be fulfilled). Nonperformance risk should include the reporting entity’s credit risk. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 on January 1, 2008, as required, and management is still evaluating the impact on the Company’s consolidated financial position, results of operations and cash flows.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT ABOUT FORWARD LOOKING STATEMENTS

This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, "may", "believes", "estimates", "projects", "plans", "intends", "will", "anticipates", "expects" and words of similar import. Such forward-looking statements relate to future events, the future financial performance of our Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following: the ability of the Company to complete the Mergers on the terms and the conditions set forth in the Merger Agreement, the ability of the Company to cope with domestic economic and political disruption, war, terrorism, states of emergency or similar activities; risks associated with debt financing; risks associated with the hotel and hospitality industry; the ability of the Company to successfully implement our operating strategy; availability of capital; changes in economic cycles; competition from other hospitality companies; and changes in the laws and government regulations applicable to us. Readers should specifically consider these factors along with the various other factors identified or incorporated by reference into this report, including, but not limited to those discussed in our Annual Report on Form 10-K filed February 28, 2007, and in any other documents filed by us with the Securities and Exchange Commission (“SEC”) that could cause actual results to differ from those implied by the forward-looking statements. We undertake no obligation and do not intend to publicly update or revise any forward-looking statements contained herein to reflect future events or developments, whether as a result of new information, future events or otherwise. Although the Company believes its current expectations to be based upon reasonable assumptions, the Company can give no assurance that its expectations will be attained or that actual results will not differ materially.

PROPOSED MERGER

On June 20, 2007, the Company Parties entered into the Merger Agreement with the Buyer Parties. The Buyer Parties are affiliates of Whitehall.

Pursuant to the Merger Agreement, at closing (1) the Company will merge with and into Merger Subsidiary, with Merger Subsidiary continuing as the surviving entity and (2) Merger LP will merge with and into the Partnership, with the Partnership continuing as the surviving entity. Under the terms of the Merger Agreement, at the Effective Time of the Mergers:

(1)
each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by the Company, the Buyer Parties or any of their respective subsidiaries) will be converted into, and cancelled in exchange for, the right to receive an amount in cash to be paid by Acquiror equal to $23.00, without interest, less any dividend in excess of $0.25 per share of the common stock (prorated for any partial quarter) declared by the Company and having a record date prior to the Effective Time (the “Common Share Merger Consideration”);

(2)
each share of the Company’s Series B Preferred Stock issued and outstanding immediately prior to the Effective Time will be converted into, and cancelled in exchange for, the right to receive one share of Series B Preferred Stock of the surviving entity, which has identical dividend and other relative rights, preferences, limitations and restrictions as are provided in the charter of the Company with respect to the Series B Preferred Stock;

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

(3)
each share of the Company’s Series C Preferred Stock issued and outstanding immediately prior to the Effective Time will be converted into, and cancelled in exchange for, the right to receive one share of Series C Preferred Stock of the surviving entity, which has identical dividend and other relative rights, preferences, limitations and restrictions as are provided in the charter of the Company with respect to the Series C Preferred Stock; and

(4)
each unit of partnership interest in the Partnership issued and outstanding immediately prior to the Effective Time (other than those held by the Company or any of its Subsidiaries, including Class B preferred units and Class C preferred units) will be converted into, and cancelled in exchange for, the right to receive an amount in cash equal to the Common Share Merger Consideration.

Pursuant to the Merger Agreement, the Company is not permitted to declare, accrue, set aside or pay any dividends prior to the Effective Time or make any other distribution, payable in cash, stock, property or otherwise, except for (1) the payment of regular quarterly cash dividends in an amount equal to the greater of $0.25 per share or the Company’s estimated REIT taxable income for the quarter and for any prior quarters, (2) regular quarterly dividends required to be paid on the Series B Preferred Stock and the Series C Preferred Stock and (3) dividends paid by the Partnership or any wholly-owned subsidiary of the Company, but only if such dividends are paid to the Company, the Partnership or any wholly-owned subsidiary of the Company. In addition, the Company has agreed to certain restrictions on its operating activities, subject to Acquiror’s consent, including the purchase and sale of certain properties.

The Merger Agreement contains certain termination rights for Acquiror and the Company and further provides that, upon termination of the Merger Agreement under certain circumstances, the Company will be required to pay Acquiror a termination fee of $38.0 million. In addition, Acquiror will be required to pay the Company a termination fee of $75.0 million if the Company terminates the Merger Agreement under certain circumstances in the event of a breach of the Merger Agreement by the Acquiror. The obligation of Acquiror to pay the termination fee has been guaranteed by Whitehall.

The Board of the Company has approved unanimously the Merger Agreement and related transactions and has recommended the approval of the Merger Agreement by the Company’s common shareholders. Holders of the Company’s common stock will be asked to vote on a proposal to approve the Merger Agreement at a special meeting that will be held on a date to be announced.

The Mergers are subject to various closing conditions, including, among other things, (1) the requisite approval of the Merger by the affirmative vote of holders of a majority of the outstanding shares of the Company’s common stock as of the record date, (2) the absence of any injunction issued by any governmental body in the United States preventing the consummation of the Mergers, (3) the delivery of a tax opinion relating to the Company’s REIT tax status, (4) evidence that Equity Inns Trust, a wholly-owned subsidiary of the Company, is either organized as an entity that will be treated as a disregarded entity of Merger Subsidiary or has converted into a limited liability company that will be treated as a disregarded entity, (5) compliance by the Company Parties with their covenants in the Merger Agreement and (6) the accuracy at closing of the Company Parties’ representations and warranties in the Merger Agreement.

The foregoing description of certain terms of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on June 22, 2007.

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

Where the following Management’s Discussion and Analysis discusses the Company’s future plans, strategies and activities, such discussion assumes that the Mergers are not, and will not be, completed. Because the Mergers will not occur unless the Company’s common shareholders approve the Merger Agreement and because the Mergers are subject to a number of other conditions precedent (many of which are outside our control), there can be no assurance that the Mergers will occur. If the Mergers do not occur, there may be a negative impact on our common and preferred stock prices. See “Risk Factors — Risks Related to the Proposed Mergers — Failure to complete the Mergers could negatively impact our stock price and our future business and financial results” under Item 1A of Part II of this Quarterly Report on Form 10-Q.

BACKGROUND

Equity Inns, Inc. (NYSE: ENN) is a Memphis-based, self-advised hotel real estate investment trust ("REIT") primarily focused on the upscale and midscale without food and beverage segments of the hotel industry. The Company, through its wholly-owned subsidiary, Equity Inns Trust (the "Trust"), is the sole general partner of Equity Inns Partnership, L.P. (the "Partnership") and at June 30, 2007 owned an approximate 98% interest in the Partnership. The Partnership and its affiliates lease all of our hotels to wholly-owned taxable REIT subsidiaries of the Company (the "TRS Lessees"). We had approximately $1.2 billion and $1.1 billion of total assets at June 30, 2007 and December 31, 2006, respectively.

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

At June 30, 2007, we owned 133 hotel properties with a total of 15,822 rooms located in 35 states. In order to qualify as a REIT, we cannot operate hotels. Therefore, our hotels are leased to our TRS Lessees and are managed by unrelated third parties. By maintaining these leases through our TRS Lessees, we realize the economic benefits and risks of operating these hotels and report all hotel revenues and expenses in our accompanying condensed consolidated statements of operations. Additionally, the TRS Lessees are subject to federal and state income taxes.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

The diversity of our portfolio is such that, at June 30, 2007, no individual hotel exceeded 1.6% of the total rooms in the portfolio. Our geographical distribution and franchise diversity at June 30, 2007 is illustrated by the following charts:

Brand Diversity

	Number of Hotel Properties	Number of Rooms/Suites
Upper Upscale Hotels:
Embassy Suites (1)	1	246

Upscale Hotels:
Residence Inn (2)	23	2,299
AmeriSuites (3)	18	2,291
Courtyard (2)	16	1,664
Homewood Suites (1)	10	1,378
SpringHill Suites (2)	7	694
Hilton Garden Inn (1)	4	489
Sub-total	78	8,815

Midscale without Food and Beverage:
Hampton Inn (1)	45	5,554
Hampton Inn & Suites (1)	2	291
Comfort Inn (4)	2	281
TownePlace Suites (2)	1	95
Fairfield Inn & Suites (2)	1	143
Sub-total	51	6,364

Midscale with Food and Beverage
Holiday Inn (5)	3	397

Total	133	15,822

Franchise Affiliation

(1)	Hilton Hotels Corporation
(2)	Marriott International, Inc.
(3)	Hyatt Corporation
(4)	Choice Hotels International, Inc.
(5)	Intercontinental Hotels Group, PLC

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

We believe that geographic diversity helps to limit our exposure to any one market. The following table illustrates our geographic presence by the number of rooms at June 30, 2007:

Region

East North Central	15.2%
East South Central	14.7%
Middle Atlantic	5.2%
Mountain	7.3%
New England	5.1%
Pacific	3.0%
South Atlantic	34.2%
West North Central	5.2%
West South Central	10.1%

Our hotel portfolio includes upper upscale hotels, upscale hotels, midscale without food and beverage hotels and midscale with food and beverage hotels. This array of product offerings coupled with a property mix that is spread between suburban and urban locations helps to insulate us from various economic climates, including a depressed business travel climate.

The following tables set forth certain information for the three and six months ended June 30, 2007 and 2006 with respect to our hotels:

			Three Months Ended June 30, 2007 (1)			Three Months Ended June 30, 2006 (1)
Brand	Number of Hotel Properties	Number of Rooms/ Suites	% Occupancy	Average Daily Rate	Revenue Per Available Room (2)	% Occupancy	Average Daily Rate	Revenue Per Available Room (2)

Hampton Inn	45	5,554	75.5	$96.87	$73.11	75.1	$89.51	$67.23
AmeriSuites	18	2,291	68.0	$87.97	$59.79	72.4	$84.56	$61.22
Residence Inn	23	2,299	79.5	$111.29	$88.44	78.2	$105.38	$82.41
Courtyard	16	1,664	78.7	$113.23	$89.07	82.6	$105.46	$87.12
Homewood Suites	10	1,378	82.9	$131.26	$108.81	81.8	$118.06	$96.60
SpringHill Suites	7	694	79.0	$99.43	$78.55	78.5	$92.35	$72.50
Hilton Garden Inn	4	489	73.2	$101.13	$73.99	73.7	$98.87	$72.85
Holiday Inn	3	397	70.7	$91.67	$64.82	70.9	$85.04	$60.26
Hampton Inn & Suites	2	291	72.4	$117.38	$84.98	75.9	$110.38	$83.81
Comfort Inn	2	281	68.5	$113.86	$77.96	64.3	$103.61	$66.61
Embassy Suites	1	246	79.9	$131.69	$105.24	78.1	$124.96	$97.59
Fairfield Inn & Suites	1	143	75.9	$84.18	$63.88	76.5	$77.69	$59.42
TownePlace Suites	1	95	76.9	$78.24	$60.20	64.9	$71.97	$46.71

	133	15,822	75.8	$104.07	$78.90	76.4	$96.93	$74.01

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

			Six Months Ended June 30, 2007 (1)			Six Months Ended June 30, 2006 (1)
Brand	Number of Hotel Properties	Number of Rooms/ Suites	% Occupancy	Average Daily Rate	Revenue Per Available Room (2)	% Occupancy	Average Daily Rate	Revenue Per Available Room (2)

Hampton Inn	45	5,554	71.9	$97.88	$70.38	71.4	$91.31	$65.23
AmeriSuites	18	2,291	66.0	$88.56	$58.49	70.5	$85.00	$59.92
Residence Inn	23	2,299	76.3	$112.53	$85.83	75.7	$105.24	$79.67
Courtyard	16	1,664	75.7	$113.44	$85.86	80.3	$105.39	$84.63
Homewood Suites	10	1,378	77.6	$126.99	$98.58	79.4	$115.35	$91.63
SpringHill Suites	7	694	76.2	$97.45	$74.22	74.9	$90.36	$67.71
Hilton Garden Inn	4	489	71.5	$106.52	$76.15	70.8	$104.89	$74.23
Holiday Inn	3	397	63.8	$87.14	$55.57	64.6	$78.30	$50.54
Hampton Inn & Suites	2	291	76.3	$132.67	$101.29	80.5	$128.90	$103.69
Comfort Inn	2	281	65.8	$106.45	$70.04	62.7	$100.89	$63.30
Embassy Suites	1	246	76.9	$139.28	$107.10	78.7	$132.58	$104.33
Fairfield Inn & Suites	1	143	71.6	$82.81	$59.32	75.0	$75.75	$56.82
TownePlace Suites	1	95	75.1	$76.07	$57.16	76.6	$70.51	$54.02

	133	15,822	72.6	$104.53	$75.92	73.7	$97.77	$72.05

Notes

(1)	Represents "all comparable" statistics for hotels owned by us at the latest period end as if we had owned the hotels for both periods presented.
(2)	Determined by multiplying occupancy times the average daily rate.

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

AmeriSuites by Hyatt:
An upscale all-suite hotel, billed as America's most affordable all-suite hotel. Conversion of these hotels to Hyatt Place hotels is expected to occur as discussed beginning on page 46.

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

In order to qualify as a REIT, we cannot operate hotels and, consequently, we outsource the management of our hotels to leading independent management companies. We use relatively short-term contracts with our third-party managers that provide for incentive management fees based on operating results. At June 30, 2007, our hotel managers are as follows:

Number of Hotels

Interstate Hotels & Resorts, Inc.	39
McKibbon Hotel Group	23
Hyatt Corporation	18
Hilton Hotels Corporation	14
Other (12)	39

133

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

We are also committed to franchisors to make certain capital improvements to our hotels, which will be funded primarily through our operating cash flows. We made capital improvements of approximately $26.2 million to our hotels for the six months ended June 30, 2007. In 2007, we expect to fund approximately $90.0 million to $100.0 million of capital improvements to our hotels, with approximately $55.0 million to $65.0 million representing the conversion of our 18 AmeriSuites hotels to Hyatt Place hotels, as discussed beginning on page 46, and approximately $18.0 million representing major refurbishment projects related primarily to brand enhancements to certain of our key hotels.

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

Each year we are required to submit an annual written certification (Section 303A) to the New York Stock Exchange regarding certain corporate governance and compliance issues. In 2007 and 2006, the Company filed this written certification noting no qualifications.

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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(in thousands)	2007	%	2006	%	2007	%	2006	%

Total hotel revenues	$117,533	100.0	$99,456	100.0	$223,310	100.0	$191,581	100.0

Total hotel expenses	65,597	55.8	57,073	57.4	124,803	55.9	109,514	57.1
Depreciation	15,628	13.3	12,957	13.1	31,066	13.9	25,629	13.4
Property taxes, insurance and other	6,369	5.4	6,741	6.8	13,793	6.2	12,743	6.7
General and administrative expenses	4,872	4.2	3,226	3.2	8,953	4.0	6,940	3.6
Loss on impairment of hotels	—	—	3,000	3.0	—	—	5,210	2.7

Operating income	$25,067	21.3	$16,459	16.5	$44,695	20.0	$31,545	16.5

Comparison of the Company's operating results for the three months ended June 30, 2007 and 2006.

Revenues

Hotel revenues of approximately $117.5 million in 2007 increased approximately $18.0 million, or 18.1%, as compared to approximately $99.5 million in 2006. After eliminating net revenues of approximately $11.8 million related to our 13 hotel acquisitions for 2007 and 2006, our same-store hotel revenues increased by approximately $6.2 million in 2007 as compared to 2006. This increase was primarily due to a same-store RevPAR increase of 6.5%, driven by a 7.4% increase in our ADR from $96.67 to $103.83, offset by a decrease in occupancy of approximately 63 basis points to 75.3%.

Operating Expenses

Hotel expenses of approximately $65.6 million in 2007 increased approximately $8.5 million, or 14.9%, as compared to approximately $57.1 million in 2006. After eliminating net expenses of approximately $6.4 million related to our 13 hotel acquisitions for 2007 and 2006, our same-store hotel expenses increased by approximately $2.1 million in 2007 as compared to 2006, primarily due to an increase in revenue and related costs. This increase was primarily due to an increase in payroll and related benefits of approximately $1.0 million, an increase in franchise fees, management fees and loyalty programs of approximately $285,000, an increase in utility costs of approximately $125,000, an increase in travel agent commissions and credit card fees of approximately $260,000, an increase in enhanced complimentary hot breakfasts of approximately $115,000 and in increase in maintenance expense of approximately $120,000. Hotel expenses as a percentage of hotel revenues were 55.8% in 2007 and 57.4% in 2006.

Depreciation expense of approximately $15.6 million in 2007 increased approximately $2.6 million, or 20.0%, as compared to approximately $13.0 million in 2006, due to a net increase in depreciation expense related to our 13 hotel acquisitions of approximately $1.7 million and an increase in same-store depreciation expense of approximately $975,000 related to additional capital expenditures.

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

Property taxes, insurance and other expenses of approximately $6.4 million in 2007 decreased approximately $300,000, or 4.5%, as compared to approximately $6.7 million in 2006, primarily due to a decrease in same-store insurance expense of approximately $945,000 resulting from a favorable renewal of our insurance coverage, effective April 1, 2007, partially offset by an increase in property taxes of approximately $330,000 related to our 13 hotel acquisitions and an increase in same-store franchise taxes of approximately $150,000.

General and administrative expenses of approximately $4.9 million in 2007 increased approximately $1.7 million, or 53.1%, as compared to approximately $3.2 million in 2006, primarily due to the incurrence of approximately $1.6 million of expenses relating to our pending merger with Whitehall.

Loss on impairment of hotels of approximately $3.0 million in 2006 relates to a non-cash impairment charge for one hotel based on the estimated net realizable value of the asset over its remaining holding period. The age of the impaired hotel was approximately 20 years.

Operating Income

For 2007, we recorded operating income of approximately $25.1 million as compared to operating income of approximately $16.5 million in 2006. The principal components of the change in operating income for 2007 as compared to 2006 were an increase in same-store revenues of approximately $6.2 million, a net increase in operating income related to our 13 hotel acquisitions of approximately $3.2 million, a net decrease in same-store insurance expense of approximately $945,000 and a decrease in loss on impairment of hotels of approximately $3.0 million, partially offset by an increase in same-store hotel expenses of approximately $2.1 million, an increase in same-store depreciation expense of approximately $975,000, an increase in same-store franchise taxes of approximately $150,000 and an increase in general and administrative expenses of approximately $1.7 million.

Comparison of the Company's operating results for the six months ended June 30, 2007 and 2006.

Revenues

Hotel revenues of approximately $223.3 million in 2007 increased approximately $31.7 million, or 16.5%, as compared to approximately $191.6 million in 2006. After eliminating net revenues of approximately $22.1 million related to our 17 hotel acquisitions for 2007 and 2006, our same-store hotel revenues increased by approximately $9.6 million in 2007 as compared to 2006. This increase was primarily due to a same-store RevPAR increase of 5.3%, driven by a 6.8% increase in our ADR from $97.65 to $104.26, offset by a decrease in occupancy of approximately 101 basis points to 72.2%. The decrease in occupancy was primarily related to our Florida hotels, which had experienced positive occupancy growth in 2006 due to certain hurricane activity in the state. Excluding these Florida hotels, our same-store RevPAR increased approximately 7.1% in 2007 as compared to 2006.

Operating Expenses

Hotel expenses of approximately $124.8 million in 2007 increased approximately $15.3 million, or 14.0%, as compared to approximately $109.5 million in 2006. After eliminating net expenses of approximately $12.0 million related to our 17 hotel acquisitions for 2007 and 2006, our same-store hotel expenses increased by approximately $3.3 million in 2007 as compared to 2006, primarily due to an increase in revenue and related costs. This increase was primarily due to an increase in payroll and related benefits of approximately $2.1 million, an increase in utility costs of approximately $225,000 and an increase in travel agent commissions and credit card fees of approximately $310,000, an increase in enhanced complimentary hot breakfasts of approximately $145,000 and an increase in maintenance expense of approximately $320,000. Hotel expenses as a percentage of hotel revenues were 55.9% in 2007 and 57.1% in 2006.

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

Depreciation expense of approximately $31.1 million in 2007 increased approximately $5.5 million, or 21.5%, as compared to approximately $25.6 million in 2006, due to a net increase in depreciation expense related to our 17 hotel acquisitions of approximately $3.5 million and an increase in same-store depreciation expense of approximately $2.0 million related to additional capital expenditures.

Property taxes, insurance and other expenses of approximately $13.8 million in 2007 increased approximately $1.1 million, or 8.7%, as compared to approximately $12.7 million in 2006, primarily due to a net increase in property taxes and insurance expense related to our 17 hotel acquisitions of approximately $1.0 million.

General and administrative expenses of approximately $9.0 million in 2007 increased approximately $2.1 million, or 30.4%, as compared to approximately $6.9 million in 2006, primarily due to the incurrence of approximately $1.6 million of expenses relating to our pending merger with Whitehall and an increase of approximately $400,000 related to payroll and related benefits.

Loss on impairment of hotels of approximately $5.2 million in 2006 relates to a non-cash impairment charge for two hotels based on the estimated net realizable value of the asset over its remaining holding period. The age of the impaired hotels is approximately 22 years.

Operating Income

For 2007, we recorded operating income of approximately $44.7 million as compared to operating income of approximately $31.5 million in 2006. The principal components of the change in operating income for 2007 as compared to 2006 were an increase in same-store revenues of approximately $9.6 million, a net increase in operating income related to our 17 hotel acquisitions of approximately $5.6 million, a decrease in loss on impairment of hotels of approximately $5.2 million, partially offset by an increase in same-store hotel expenses of approximately $3.3 million, an increase in same-store depreciation expense of approximately $2.0 million and an increase in general and administrative expenses of approximately $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2007, net cash provided by operating activities of approximately $56.3 million increased approximately $9.5 million, or 20.3%, as compared to approximately $46.8 million for the six months ended June 30, 2006. The principal components of this change were an increase in net income of approximately $11.2 million, a change in gain on sale of hotel properties of approximately $4.5 million, an increase in depreciation and amortization expense of approximately $4.5 million, a change in deposits and other assets of approximately $1.7 million and a change in accounts payable and accrued expenses of approximately $1.7 million, partially offset by a decrease in the loss on impairment of hotels of approximately $11.9 million and a change in accounts receivable of approximately $1.5 million. For the six months ended June 30, 2007, net cash used in investing activities of approximately $58.7 million decreased approximately $7.6 million, or 11.5%, as compared to approximately $66.3 million for the six months ended June 30, 2006. The principal components of this change were a decrease in improvements and additions to hotel properties of approximately $3.3 million and a decrease in acquisition of hotel properties of approximately $26.3 million, partially offset by a decrease in net proceeds from sale of hotel properties of approximately $22.1 million. For the six months ended June 30, 2007, net cash provided by financing activities of approximately $11.2 million decreased approximately $12.5 million, or 52.7%, as compared to approximately $23.7 million for the six months ended June 30, 2006. The principal components of this change were a net decrease in net proceeds of stock offerings of approximately $57.9 million, an increase in loan cost payments of approximately $715,000 and an increase in distributions paid of approximately $8.2 million, partially offset by a net increase in net proceeds from borrowings of approximately $54.2 million.

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

Equity Inns’ principal source of cash to meet our operating requirements, including distributions to our shareholders and repayments of indebtedness, is from our hotels’ results of operations. For the six months ended June 30, 2007, net cash flows provided by our operating activities were approximately $56.3 million. We currently expect that our operating cash flows will be sufficient to fund our continuing operations, including our required debt service obligations and distributions to shareholders required to maintain our REIT status. We expect to fund any short term liquidity requirements above our operating cash flows through short-term borrowings under our Line of Credit. In September 2006, we entered into a new unsecured Line of Credit for $150.0 million, subject to certain restrictions. Borrowings under our Line of Credit bear interest at LIBOR plus 1.25% to 1.88% per annum, as determined by our quarterly leverage, and this new facility matures in September 2010 but may be extended at our option for an additional year. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a fixed charge test and a leverage test, among other covenants. At June 30, 2007, we were in compliance with all covenants required by our Line of Credit. At June 30, 2007, the interest rate on our Line of Credit was LIBOR (5.32% at June 29, 2007) plus 1.375%, and we had the ability to borrow an additional $124.7 million under this facility. Additionally, at June 30, 2007, we had approximately $16.3 million of cash and cash equivalents.

We may make additional investments in hotel properties and may incur indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Internal Revenue Code to the extent that working capital and cash flows from our investments are insufficient to make such distributions. In June 2007, in conjunction with our proposed merger with Whitehall, our Board modified our policy limiting aggregate indebtedness to 60% (from 50%) of our investment in hotel properties, at cost, after giving effect to our use of proceeds from any indebtedness. This policy may be amended at any time by the Board without shareholder vote. Our consolidated indebtedness was 46.4% of our investment in hotels, at cost, at June 30, 2007.

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

The following details our debt outstanding at June 30, 2007 and December 31, 2006 (dollars in thousands):

						Collateral	Collateral
						# of	Net Book
	Principal Balance					Hotels at	Value at
	6/30/07	12/31/06	Interest Rate		Maturity	6/30/07	12/31/06

Unsecured Line of Credit	$25,000	$25,000	LIBOR plus	Variable	Sept 2010	—	$ —
			Percentage
Mortgage	84,338	85,428	8.37%	Fixed	July 2009	19	160,457
Mortgage	62,676	63,364	8.25%	Fixed	Nov 2010	16	101,369
Mortgage	32,548	32,885	8.25%	Fixed	Nov 2010	8	53,198
Mortgage	6,011	6,069	8.70%	Fixed	Nov 2010	1	10,286
Mortgage	3,994	4,054	7.97%	Fixed	Oct 2007	1	6,692
Mortgage	4,922	4,995	7.97%	Fixed	Oct 2007	1	7,272
Mortgage	4,167	4,229	7.10%	Fixed	Sept 2008	1	8,180
Mortgage	3,551	3,602	8.04%	Fixed	Nov 2007	1	6,216
Mortgage	4,947	5,019	8.04%	Fixed	Nov 2007	1	7,089
Mortgage	—	3,021	9.375%	Fixed	April 2007	—	5,902
Mortgage	—	3,233	9.375%	Fixed	April 2007	—	5,988
Mortgage	4,824	4,893	8.04%	Fixed	Nov 2007	1	6,031
Mortgage	—	3,772	9.375%	Fixed	April 2007	—	8,683
Mortgage	—	3,685	9.05%	Fixed	May 2007	—	6,646
Mortgage	5,677	5,737	5.83%	Fixed	July 2014	1	9,523
Mortgage	37,548	38,174	5.64%	Fixed	Nov 2014	5	70,456
Mortgage	5,411	5,472	5.39%	Fixed	Dec 2014	1	12,265
Mortgage	3,028	3,060	9.02%	Fixed	June 2024	1	7,715
Mortgage	3,803	3,862	7.18%	Fixed	April 2023	1	6,651
Mortgage	4,544	4,613	7.10%	Fixed	Sept 2008	1	9,580
Mortgage	4,162	4,224	7.97%	Fixed	Oct 2007	1	9,577
Mortgage	3,163	3,211	7.97%	Fixed	Oct 2007	1	10,368
Mortgage	5,311	5,397	7.07%	Fixed	Jan 2008	1	10,471
Trust Preferred Securities	50,000	50,000	6.93%	Fixed	July 2035	—	—
Mortgage	71,418	72,135	5.44%	Fixed	Dec 2015	7	81,890
Mortgage	6,201	6,263	8.25%	Fixed	Feb 2011	1	13,894
Mortgage	5,069	5,145	7.10%	Fixed	Sept 2008	1	7,455
Mortgage	3,694	3,748	8.15%	Fixed	Nov 2007	1	7,067
Mortgage	49,381	49,847	5.65%	Fixed	Oct 2016	9	55,863
Mortgage	94,442	95,000	5.865%	Fixed	Dec 2016	8	82,308
Mortgage	65,000	—	5.53%	Fixed	June 2017	7	—
Mortgage	10,408	10,612	8.55%	Fixed	Nov 2010	1	20,770
Mortgage	5,584	5,675	5.49%	Fixed	Jan 2015	1	11,060
Mortgage	4,603	4,650	5.77%	Fixed	Mar 2015	1	11,632
Mortgage	5,508	—	7.46%	Fixed	June 2008	1	—
Mortgage	5,584	—	6.35%	Fixed	Jan 2015	1	—
	686,517	630,074				102	$832,554
Unamortized Mortgage
Note Premium	4,025	5,291

Total Long-Term Debt	$690,542	$635,365

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

For the three months ended June 30, 2007, interest expense, net of approximately $11.5 million increased approximately $1.9 million, or 19.8%, as compared to approximately $9.6 million for the three months ended June 30, 2006. This increase was primarily due to an increase in average borrowings from $554.7 million to $686.6 million related to increased borrowings for hotel acquisitions, partially offset by a reduction in the weighted average interest rate from 6.81% to 6.50%. For the six months ended June 30, 2007, interest expense, net, of approximately $22.4 million increased approximately $3.0 million, or 15.5%, as compared to approximately $19.4 million for the six months ended June 30, 2006. This increase was primarily due to an increase in average borrowings from $559.6 million to $671.7 million related to increased borrowings for our hotel acquisitions, partially offset by a reduction in the weighted average interest rate from 6.84% to 6.52%. At June 30, 2007, our current debt has an average life of 7.8 years and a weighted average interest rate of 6.39%.

During the six months ended June 30, 2007, we purchased four hotels for approximately $43.1 million related to previously announced acquisitions. The hotels were purchased from three hotel developers. These hotels represent a combined 457 rooms and have an average age of approximately eight years. We funded these acquisitions primarily through the assumption of approximately $11.0 million in collateralized long-term debt and approximately $32.1 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note discount of approximately $95,000 to record the debt at its estimated fair value. This discount is being amortized using the interest method over the remaining life of the assumed debt as an increase in interest expense.

The hotel acquisitions that we completed for the six months ended June 30, 2007 are as follows:

Hotel	Location	Rooms/ Suites	Date Acquired

Hilton Garden Inn	Austin, Texas	122	March 1, 2007
SpringHill Suites by Marriott	Austin, Texas	104	March 1, 2007
Courtyard by Marriott	Chicago, Illinois	140	March 21, 2007
Residence Inn by Marriott	Lexington, Kentucky	91	June 29, 2007

In May 2007, we completed an aggregate of $65.0 million in collateralized financing under seven individual loan agreements. Each loan bears interest at a fixed rate of 5.53% per annum, with interest only payments due monthly until July 1, 2012, and then with principal and interest payments due monthly until maturity on June 1, 2017, based on a 30-year amortization schedule. The individual loans are collateralized by seven of the Company’s hotels. We used the proceeds from these loans primarily to repay outstanding borrowings under our Line of Credit.

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

In September 2006, we entered into a new unsecured Line of Credit for $150.0 million, subject to certain restrictions. The Line of Credit allows us, subject to certain lender approval, to extend the borrowing capacity up to $250.0 million. The Line of Credit bears interest at LIBOR plus 1.25% to 1.88% per annum, as determined by our quarterly leverage, and the facility matures in September 2010 but may be extended at our option for an additional year. At June 30, 2007, the interest rate on our Line of Credit was LIBOR (5.32% at June 29, 2007) plus 1.375%. Commitment fees ranging from 0.15% to 0.25% per annum, as determined by

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

our average daily unused facility amount, are paid quarterly. The Line of Credit maintains certain restrictions regarding capital expenditures and other quarterly financial covenants, including a fixed charge test and a leverage test, among other covenants. At June 30, 2007, we were in compliance with all covenants required by our Line of Credit.

Our unsecured Line of Credit has a stated borrowing capacity of $150.0 million. This capacity is further limited to the implied value of our unsecured hotels based on their net operating income divided by a capitalization rate, among other things, as defined in the Line of Credit agreement. At June 30, 2007, we had additional borrowing capacity of approximately $124.7 million under our Line of Credit.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

hotels at their approximate carrying values. The operations for these three hotels have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

During the six months ended June 30, 2007 and 2006, we invested approximately $26.2 million, and $29.5 million, respectively, to fund capital improvements in our hotels, including replacement of carpets, drapes, furniture and equipment, renovation of common areas and improvements of hotel exteriors. In 2007, we expect to fund approximately $90.0 million to $100.0 million of capital improvements to our hotels, with approximately $55.0 million to $65.0 million representing the conversion of our 18 AmeriSuites hotels to Hyatt Place hotels, as discussed beginning on page 46, and approximately $18.0 million representing major refurbishment projects related primarily to brand enhancements to certain of our key hotels. Hyatt will be performing the conversion of our 18 AmeriSuites hotels to Hyatt Place hotels pursuant to a project management agreement. We intend to fund such improvements out of our cash flows from operations, current cash balances and borrowings under our Line of Credit. Under our franchise agreements, we are periodically required to make capital improvements in order to maintain our brand standards. Additionally, under certain of our loan covenants, we are generally obligated to fund 4% of total hotel revenues per quarter on a cumulative basis, to a separate room renovation account for replacement of furniture, fixtures and equipment, maintenance, and capital improvements for our hotels. For 2007, we expect that amounts expended will exceed, in the aggregate, the amounts required under our loan covenants. If, for any reason, we do not meet the renovation requirements at the individual hotel level, we could be required to fund such shortfalls into cash escrow accounts.

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

REITs are subject to a number of organizational and operational requirements. For example, for federal income tax purposes, we are required to pay distributions of at least 90% of our taxable income to shareholders. We intend to pay these distributions from operating cash flows. During the six months ended June 30, 2007, our Partnership declared aggregate distributions of approximately $28.0 million to its limited partners, or $0.50 per unit (including approximately $27.5 million of distributions to the Company to fund distributions to our shareholders of $0.50 per share). Additionally, during the six months ended June 30, 2007, we declared approximately $3.8 million and $2.4 million in dividends related to our 8.75% Series B cumulative preferred stock and 8.00% Series C cumulative preferred stock, respectively. We expect to make future quarterly distributions to our shareholders. The amount of our future distributions will be based upon quarterly operating results, economic conditions, capital requirements, the Internal Revenue Code's annual REIT distribution requirements, leverage restrictions imposed by our Line of Credit and other factors which our Board deems relevant.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

Under our Partnership's limited partnership agreement, subject to certain holding period requirements, holders of units in our Partnership have the right to require the Partnership to redeem their units. During the six months ended June 30, 2007, approximately 7,000 Partnership units were tendered for redemption. Under the Partnership agreement, we have the option to redeem units tendered for redemption on a one-for-one basis for shares of common stock or for an equivalent amount of cash.

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

The following reconciliation of net income applicable to common shareholders to FFO, illustrates the difference in these measures of operating performance (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss) applicable to common shareholders	$10,333	$8,563	$15,897	$5,262

Add (subtract):
(Gain) loss on sale of hotel properties	—	(4,552)	—	(4,535)
Minority interests (income) expense	169	168	261	110
Depreciation	15,628	12,957	31,066	25,629
Depreciation from discontinued operations	—	213	—	753

Funds From Operations (FFO) (1)	$26,130	$17,349	$47,224	$27,219

Weighted average number of diluted common shares and Partnership units outstanding	55,960	55,627	55,939	55,591

(1)
For the three and six months ended June 30, 2007, FFO includes approximately $1.6 million of costs associated with our pending merger with Whitehall. For the three and six months ended June 30, 2006, FFO includes approximately $3.0 million and $11.9 million, respectively, of non-cash impairment losses related to five hotels.

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

MANAGEMENT CONTRACTS

Our management agreements with Hyatt, which purchased the AmeriSuites brand in January 2005 from the Blackstone Group, are structured to provide the TRS Lessees minimum net operating income at each of our 18 AmeriSuites hotels. In addition, the management agreements specify a net operating income threshold for each of our 18 AmeriSuites hotels. As the manager, Hyatt's subsidiaries can earn an incentive management fee of

25% of hotel net operating income above the threshold, as defined, to a maximum of 6.5% of gross hotel revenues. If the management fee calculation exceeds 6.5% of gross hotel revenues, Hyatt's subsidiaries may earn an additional fee of 10% on any additional net operating income. If a hotel fails to generate net operating income sufficient to reach the threshold, Hyatt's subsidiaries are required to contribute the greater of a predetermined minimum return or the net operating income plus 25% of the shortfall between the threshold amount and the net operating income of the hotel. We record all shortfall contributions as a reduction of base management fees, which are included as a component of direct hotel expenses in the accompanying condensed consolidated statements of operations, when all contingencies related to such amounts have been resolved. The minimum net operating income guarantee agreements are set to expire for nine of our hotels at December 31, 2007 and for nine of our hotels at June 30, 2008. For the three and six months ended June 30, 2007 and 2006, we recorded approximately $2.5 million and $1.3 million, respectively, in minimum income guarantees from Hyatt as a reduction of our base management fee expense in the accompanying condensed consolidated statements of operations.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

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

Investment in Hotel Properties

We record an impairment charge when we believe an investment in a hotel has been impaired such that future undiscounted cash flows would not recover the book basis of the hotel property, or the hotel is being held for sale and a loss is anticipated. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby possibly requiring an impairment charge in the future. During the three and six months ended June 30, 2007, we did not record any non-cash impairment losses related to our hotels. During the three and six months ended June 30, 2006, we recorded approximately $3.0 million and $11.9 million, respectively, of non-cash impairment losses related to five hotels in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Three of the hotels were subsequently sold in August 2006. Accordingly, under the Company’s accounting policy, the non-cash impairment loss of approximately $6.7 million related to these three sold hotels has been reclassified, along with operations, to discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The average age of these hotels was approximately 25 years. Impairments of hotels not held for sale are recorded as a component of continuing operations in the accompanying condensed consolidated statements of operations.

We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We consider a hotel as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset. If the net realizable value of the asset is less than the carrying amount of the asset, we record an impairment charge for the estimated loss. We no longer record depreciation expense once we identify an asset as held for sale. Net realizable value is estimated as the amount at which we believe the asset could be bought or sold (fair value) less estimated costs to sell. We estimate the fair value by determining prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We record operations for hotels designated as held for sale and hotels which have been sold as part of discontinued operations for all periods presented. We also allocate to discontinued operations the estimated interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction. For the three and six months ended June 30, 2007, we did not realize any losses on impairments of hotels held for sale. For the three and six months ended June 30, 2006, we did not realize any losses on impairments of hotels held for sale, other than the $6.7 million in non-cash impairment losses reclassified as discussed above. Impairments recorded, if any, are reflected as a component of discontinued operations for the respective periods in the accompanying condensed consolidated statements of operations.

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

Through 2006, our TRS Lessees continued to accumulate net operating losses primarily due to the lease payments that our TRS Lessees paid to their respective lessors, in conjunction with our assumption of the operating leases from several of our independent management companies in 2001. In 2007, we may begin to realize net operating income from our TRS Lessees. However, the substantial majority of the potential net operating income will be offset by our net operating loss carryforwards. Given the uncertainty surrounding the recovery of the cumulative net operating loss carryforwards, we continue to record a valuation allowance for the full amount of our deferred income tax asset, which at June 30, 2007, was approximately $24.2 million. Our net operating loss carryforwards will expire in years beginning after 2021.

OTHER DEVELOPMENTS

Acquisitions

During the six months ended June 30, 2007, we purchased four hotels for approximately $43.1 million related to previously announced acquisitions. The hotels were purchased from three hotel developers. These hotels represent a combined 457 rooms and have an average age of approximately eight years. We funded these acquisitions primarily through the assumption of approximately $11.0 million in collateralized long-term debt and approximately $32.1 million in borrowings under our Line of Credit. Included in our debt assumption is a mortgage note discount of approximately $95,000 to record the debt at its estimated fair value. This discount is being amortized using the interest method over the remaining life of the assumed debt as an increase in interest expense.

The hotel acquisitions that we completed for the six months ended June 30, 2007 are as follows:

Hotel	Location	Rooms/ Suites	Date Acquired

Hilton Garden Inn	Austin, Texas	122	March 1, 2007
SpringHill Suites by Marriott	Austin, Texas	104	March 1, 2007
Courtyard by Marriott	Chicago, Illinois	140	March 21, 2007
Residence Inn by Marriott	Lexington, Kentucky	91	June 29, 2007

Management's Discussion and Analysis of
Financial Condition and Results of Operations, Continued

Recent Accounting Developments

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of SFAS No. 159 on the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the FASB released Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the exchange price notion in the fair value definition to mean the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). This statement also clarifies that market participant assumptions should include assumptions about risk, should include assumptions about the effect of a restriction on the sale or use of an asset and should reflect its nonperformance risk (the risk that the obligation will not be fulfilled). Nonperformance risk should include the reporting entity’s credit risk. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 on January 1, 2008, as required, and management is currently evaluating the impact of adoption on the Company’s consolidated financial position, results of operations and cash flows.

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

We are exposed to certain financial market risks, the most predominant of which is the fluctuation in LIBOR and other market index interest rates. At June 30, 2007, our exposure to market risk for a change in interest rates is related to our debt outstanding under the Line of Credit. Total debt outstanding under our Line of Credit was approximately $25.0 million at June 30, 2007. Our $50.0 million in trust preferred securities bear interest at a fixed rate of 6.93% per annum until 2010 and then bear interest at LIBOR plus 2.85% per annum thereafter. Our remaining indebtedness bears interest at fixed rates. As discussed below, we seek to manage our interest rate risks by maintaining an interest rate swap agreement for a notional amount of $25.0 million. The Company does not enter into derivative or interest rate transactions for speculative purposes.

Our Line of Credit bears interest at a variable rate of LIBOR plus 1.25% to 1.88% per annum as determined by our quarterly leverage. At June 30, 2007, our interest rate on our Line of Credit was LIBOR (5.32% at June 29, 2007) plus 1.375%. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings under our Line of Credit through the use of an interest rate swap, in order to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. We also regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuation.

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

Our Line of Credit matures in September 2010, but may be extended at our option for an additional year. As discussed above, our Line of Credit bears interest at variable rates, and therefore, cost approximates market value. At June 30, 2007, the fair value of our interest rate swap was an asset of approximately $440,000.

Our operating results are affected by changes in interest rates, primarily as a result of our borrowings under the Line of Credit. If interest rates increased by 60 basis points, our interest expense would have increased by approximately $50,000 and $80,000, based on balances outstanding during the three and six months ended June 30, 2007, respectively.

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

There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 21, 2007, a purported class action complaint was filed in the Chancery Court of Shelby County, Tennessee, Thirtieth Judicial District (No. CH-07-1208-2) by Howard Rosengarten, an alleged shareholder of our Company. On June 26, 2007, a similar complaint was filed in the same court (No. CH-07-1252-2) by Kenneth B. Loesch, another alleged shareholder of our Company. The complaints name as defendants our Company and each member of the Board of Directors, as well as Whitehall. The complaints allege, among other things, that the defendants breached their fiduciary duties in connection with our entering into the merger agreement. The plaintiffs seek, among other things, an injunction against the completion of the merger. On June 30, 2007, these two suits were consolidated in a single action captioned In re Equity Inns, Inc. Shareholder Litigation (No. CH-07-1208-2).

In addition to these suites, on August 3, 2007, a purported class action complaint was filed in the United States District Court for the Western District of Tennessee (No. 2:07-cv-02512) by Priscilla Degeeter, an alleged shareholder of our Company. The complaint names as defendants our Company and each member of our Board of Directors. The complaint alleges, among other things, that the defendants breached their fiduciary duties in connection with our entering into the merger agreement. The plaintiff seeks, among other things, an injunction against the completion of the merger.

We believe that these lawsuits are without merit.

We are also involved in various legal actions arising in the ordinary course of business. We do not believe that any of the pending actions arising in the ordinary course of business will have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

The Company previously disclosed risk factors under "Item 1A. Risk Factors" in its Annual Report on Form 10-K for the year ended December 31, 2006. In addition to those risk factors and the other information included elsewhere in this report, you should also carefully consider the risk factors discussed below. The risks described below and in the Annual Report on Form 10-K for the year ended December 31, 2006 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Risks Related to the Proposed Mergers

On June 20, 2007, the Company and the Partnership each entered into the Merger Agreement with the Buyer Parties pursuant to which the Company and the Partnership will be acquired through the process set forth under the heading “Proposed Merger” in Item 2 of Part I to this Quarterly Report on Form 10-Q. In connection with the REIT Merger, we will file a definitive proxy statement with the SEC. The proxy statement will contain important information about us, the REIT Merger and other related matters. We urge all of our shareholders to read the proxy statement. In relation to the Mergers, we are subject to certain risks including, but not limited to, those set forth below. Capitalized terms used herein have been previously defined in this Quarterly Report on Form 10-Q.

Failure to complete the Mergers could negatively impact our stock price and our future business and financial results.

Completion of the Mergers is subject to the satisfaction or waiver of various closing conditions, including, among other things, the requisite approval of the REIT Merger by the affirmative vote of holders of at least a majority of the outstanding shares of our common stock as of the record date, the delivery of a tax opinion relating to our REIT status, the absence of any injunction or other action issued by any governmental body preventing or making illegal the consummation of the Mergers, evidence that Equity Inns Trust, a wholly-owned subsidiary of our company, is either organized as an entity that will be treated as a disregarded entity of Merger Subsidiary or has converted into a limited liability company that will be treated as a disregarded entity, our compliance with the covenants agreed to by us in the Merger Agreement and the continued accuracy at the closing of the Mergers of our representations and warranties made in the Merger Agreement. There is no assurance that all of the various closing conditions will be satisfied or waived.

If the Mergers are not completed for any reason, we will be subject to several risks, including the following:

•
being required, under certain circumstances, including if we sign a definitive agreement with respect to a superior proposal from another potential buyer, to pay a termination fee of $38.0 million to Acquiror;

•	having incurred certain costs relating to the Mergers that are payable whether or not the Mergers are completed, including legal, accounting, financial advisor and printing fees; and

•	having had the focus of management directed toward the Merger and integration planning instead of on our core business and other opportunities that could have been beneficial to us.

In addition, we would not realize any of the expected benefits of having completed the Mergers. If the Mergers are not completed, we cannot assure you that these risks will not materialize or materially adversely affect our business, financial results, financial condition and stock price.

Provisions of the Merger Agreement may deter alternative business combinations and could negatively impact our stock price if the Merger Agreement is terminated in certain circumstances or otherwise fails to close.

Restrictions in the Merger Agreement on solicitation generally prohibit us from soliciting, initiating, encouraging or facilitating any acquisition proposal or offer for a merger, tender offer, statutory share exchange, business combination or sale of 20% or more of our assets with any other party, including a proposal that might be advantageous to our shareholders when compared to the terms and conditions of the Merger Agreement. If the Mergers are not completed, we may not be able to conclude another merger, sale or combination on as favorable terms, in a timely manner, or at all. If the Merger Agreement is terminated, we, in certain specified circumstances, may be required to pay Acquiror a termination fee of $38.0 million. These provisions may deter third parties from proposing or pursuing alternative business combinations that might result in greater value to our shareholders than the REIT Merger. These provisions and certain specific circumstances are set forth in the Merger Agreement, which has been filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 22, 2007.

Our stock price and businesses may be adversely affected if the Mergers are not completed.

If the Mergers are not completed, the trading price of our common stock may decline to the extent that the current market prices reflect a market assumption that the Mergers will be completed. In addition, our businesses and operations may be harmed to the extent that our franchisors and others believe that we cannot effectively operate in the marketplace on a stand-alone basis, or there is employee uncertainty surrounding the future direction of the strategy of our company on a stand-alone basis.

While the Merger Agreement is in effect, we are subject to certain restrictions on our business activities, and activities relating to the Mergers may divert the attention of our employees.

While the Merger Agreement is in effect, we are subject to certain restrictions on our business activities and must generally operate our business in the ordinary course (subject to certain exceptions or the consent of Acquiror). To comply with these interim operating covenants, without Acquiror’s prior consent, we will not, among other things (i) acquire any property with a purchase price in excess of $1.0 million in the aggregate, except as previously disclosed by us prior to the date of the Merger Agreement, (ii) sell any properties, other than certain land parcels (iii) enter into any new franchise agreements, ground leases or other material contracts or terminate any existing franchise agreements, ground leases or other material contracts, except for management agreements entered into, terminated or modified by us in the ordinary course of business consistent with past practice, (iv) settle or compromise any claim or litigation pending or threatened, other than settlements or compromises involving only the payment of monetary damages not in excess of $100,000 in the aggregate, (v) commence development activities on any real property, (vi) pre-pay any long-term debt (other than borrowings under our revolving credit facility in the ordinary course of business) in an amount exceeding $25.0 million in the aggregate, provided, that any prepayment of such long-term debt will not result in any prepayment penalties or similar costs and expenses, or (vii) make any capital expenditures or commitments for capital expenditures in excess of $500,000 in the aggregate, except for expenditures (A) required to be made pursuant to our organizational documents or material contracts (as in effect on the date of the Merger Agreement), (B) to the extent required under any of our franchise agreements, ground leases, management agreements or loan documents (as in effect on the date of the Merger Agreement), (C) expenditures to maintain our properties in working order, or (D) emergency expenditures for the protection of our properties in the ordinary course consistent with past practice. In addition, while subject to the Merger Agreement, we are not permitted to declare, accrue, set aside or pay any dividends prior to the effective time of the REIT Merger or make any other distribution, payable in cash, stock, property or otherwise, except for (1) the payment of regular quarterly cash dividends in an amount equal to the greater of $0.25 per share or our estimated REIT taxable income for the quarter or for any prior quarters, (2) regular quarterly cash dividends required to be paid on our Series B Preferred Stock and the Series C Preferred Stock and (3) dividends paid by the Partnership or any of our wholly-owned subsidiaries, but only if such dividends are paid to us, the Partnership or any of our wholly-owned subsidiaries. These interim operating covenants are set forth in the Merger Agreement, which has been filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 22, 2007. You should read the Merger Agreement for more details about the Mergers and the interim operating covenants. Because of these restrictions on our business activities and because our employees will likely be required to divert significant attention to merger-related activities, our ability to capitalize on growth opportunities and other business opportunities, make other capital expenditures as agreed with Acquiror, sell assets and reduce our indebtedness will be limited, which could have a material adverse effect on our future results of operations or financial condition.

Insurance Risk

We maintain hotel property insurance coverage on properties in certain areas that are susceptible to catastrophic losses such as hurricanes or earthquakes. In these areas, we maintain higher insurance deductibles given the lack of insurance capacity in certain markets. Consequently, our risk of loss may increase due to these higher deductibles given certain geographic locations which are more susceptible to these types of catastrophic losses. In 2006, we also maintained certain self-insurance risk associated with the lack of insurance capacity in certain markets. Effective April 1, 2007, we no longer maintain self-insurance risk in these markets as a result of renegotiations of our insurance premiums.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 10, 2007, the Annual Meeting of Shareholders was held and the following matters were submitted to the common shareholders for a vote. There were 52,410,051 shares of common stock either present or evidenced by proxy. Set forth below is a brief description of the matters voted on and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes (as applicable).

Proposal 1: Election of Class I Directors to a term expiring in 2010:

Name	Votes For	Votes Against or Withheld	Total
Phillip H. McNeill, Sr.	50,964,642	1,445,409	52,410,051
Raymond E. Schultz	51,351,102	1,058,949	52,410,051

Proposal 2: Ratification of the Company’s 2007 Incentive Stock Plan:

Votes for:	38,002,367
Votes against:	4,338,110
Votes abstained:	10,069,574

52,410,051

ITEM 6. EXHIBITS

2.1
Agreement and Plan of Merger, dated June 20, 2007, by and among Grace I, LLC, Grace Acquisition I, Inc., Grace II, L.P., Equity Inns Partnership, L.P. and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2007)

3.1(a)--
Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on October 23, 1997)

3.1(b)--
Articles of Amendment to the Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on May 28, 1998)

3.1(c)--
Articles of Amendment to the Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 4.1(d) to the Company's Registration Statement on Form 8-A12B (Registration No. 01-12073) filed with the SEC on July 7, 2003, as amended on August 7, 2003)

3.1(d)--
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

4.1(b)--
Form of share certificate for the Company's 8.75% Series B Cumulative Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 11, 2003)

4.1(c)--
Form of share certificate for the Company's 8.00% Series C Cumulative Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed with the SEC on February 15, 2006)

4.2(a)--
Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 24, 1997 (Registration No. 01-12073) filed with the SEC on July 10, 1997)

4.2(b)--
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.2(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

4.2(c)--
Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 4.2(d) of the Company’s Quarterly Report on From 10-Q (Registration No. 01-12073) for the quarter ended March 31, 2006 and filed with the SEC on May 10, 2006)

10.1--
Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing from EQI Partnership, L.P., as Grantor, Eugene F. Secrest, Esq., as Trustee, for the benefit of Capmark Bank, as Beneficiary, dated on or about May 21, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed with the SEC on May 24, 2007)

10.2--
Form of Deed of Trust Note from EQI Partnership, L.P., as Borrower, payable to Capmark Bank, dated on or about May 21, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current report on Form 8-K filed with the SEC on May 24, 2007)

10.3*--	2007 Stock Incentive Plan

31.1* --	Certification of Howard A. Silver, Chief Executive Officer of Equity Inns, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated August 9, 2007

31.2* --	Certification of J. Mitchell Collins, Chief Financial Officer of Equity Inns, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated August 9, 2007

32.1* --
Certification of Howard A. Silver, Chief Executive Officer of Equity Inns, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2007

32.2* --
Certification of J. Mitchell Collins, Chief Financial Officer of Equity Inns, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2007

______________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equity Inns, Inc.

August 9, 2007	By:	/s/J. Mitchell Collins
Date		J. Mitchell Collins
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer

INDEX OF EXHIBITS

Exhibits

2.1
Agreement and Plan of Merger, dated June 20, 2007, by and among Grace I, LLC, Grace Acquisition I, Inc., Grace II, L.P., Equity Inns Partnership, L.P. and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2007)

3.1(a)--
Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on October 23, 1997)

3.1(b)--
Articles of Amendment to the Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Registration No. 01-12073) filed with the SEC on May 28, 1998)

3.1(c)--
Articles of Amendment to the Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 4.1(d) to the Company's Registration Statement on Form 8-A12B (Registration No. 01-12073) filed with the SEC on July 7, 2003, as amended on August 7, 2003)

3.1(d)--
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

Number	Description

10.1--
Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing from EQI Partnership, L.P., as Grantor, Eugene F. Secrest, Esq., as Trustee, for the benefit of Capmark Bank, as Beneficiary, dated on or about May 21, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed with the SEC on May 24, 2007)

10.2--
Form of Deed of Trust Note from EQI Partnership, L.P., as Borrower, payable to Capmark Bank, dated on or about May 21, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current report on Form 8-K filed with the SEC on May 24, 2007)

10.3*--	2007 Stock Incentive Plan

31.1* --	Certification of Howard A. Silver, Chief Executive Officer of Equity Inns, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated August 9, 2007

31.2* --	Certification of J. Mitchell Collins, Chief Financial Officer of Equity Inns, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated August 9, 2007

32.1* --
Certification of Howard A. Silver, Chief Executive Officer of Equity Inns, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2007

32.2* --
Certification of J. Mitchell Collins, Chief Financial Officer of Equity Inns, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2007

______________________
*Filed herewith.