Form 10-Q
period 2014-03-31
W2007 Grace Acquisition I Inc
filed 2015-05-29
CIK 916530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-12073

W2007 GRACE ACQUISITION I, INC.

(Exact name of registrant as specified in its charter)

Tennessee	26-1187149
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

6011 Connection Drive
Irving, Texas	75039
(Address of principal executive offices)	(Zip code)

(972) 368-2200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	100
(Class)	Outstanding at May 29, 2015

ii

EXPLANATORY NOTE ABOUT THIS DOCUMENT AND THE COMPANY; SUBSEQUENT EVENTS

This Quarterly Report on Form 10-Q (this 10-Q) is being filed in 2015 relating to the fiscal quarter ended March 31, 2014.  Between April 1, 2014 and the date of this filing, there were very significant changes regarding W2007 Grace Acquisition I, Inc. (the Company), including (i) the refinancing of certain of the Company’s indebtedness, (ii) the exercise of an option to purchase 97% of the equity interests in one of the Company’s subsidiaries (Senior Mezz defined hereinafter) that owned 106 of our hotels by an affiliate of W2007 Finance Sub, LLC and Whitehall Parallel Global Real Estate Limited Partnership 2007 (WNT), (iii) the entry into, and the completion of, a transaction involving the sale of our entire hotel portfolio except for 10 hotels owned by Senior Mezz and (iv) the entry into a non-binding memorandum of understanding and stipulation of settlement with respect to certain litigation involving the preferred stock of the Company as described in “Part II – Other Information, Item 1. Legal Proceedings.”

These changes have had a substantial impact on the Company.  As a result, the information presented in this 10-Q should be reviewed in light of the information presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the SEC) on May 1, 2015, and all other filings made by the Company with the SEC in 2015 through date of filing of this 10-Q, including the Current Reports on Form 8-K or Form 8-K/A filed on March 5, 2015, March 19, 2015, March 30, 2015, April 22, 2015, May 1, 2015, May 11, 2015 and May 18, 2015.  This 10-Q should be viewed as an historical account and should not be viewed as indicative, in any way, of any future results.

iii

Part 1 – Financial Information

Item 1. Financial Statements

W2007 GRACE ACQUISITION I, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amount)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
INVESTMENTS IN REAL ESTATE, net	$1,374,342	$1,392,097
CASH AND CASH EQUIVALENTS	20,947	12,404
RESTRICTED CASH	55,712	46,849
ACCOUNTS RECEIVABLE, net	9,221	8,453
OTHER ASSETS	5,330	6,492
DEFERRED FINANCING COSTS, net of accumulated amortization of $36,373 and $36,309, respectively	550	614
DEFERRED FRANCHISE FEES, net of accumulated amortization of $3,838 and $3,704, respectively	3,407	3,541
Total assets	$1,469,509	$1,470,450
LIABILITIES AND EQUITY
NOTES PAYABLE	$1,160,912	$1,161,725
OTHER LIABILITIES:
Accounts payable and accrued liabilities	44,337	41,986
Accrued interest payable	22,073	16,529
Total liabilities	1,227,322	1,220,240
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series B, 8.75%, $0.01 par value, $25.00 redemption value, 3,450,000 shares issued and outstanding	60,375	60,375
Series C, 9.00%, $0.01 par value, $25.00 redemption value, 2,400,000 shares issued and outstanding	40,800	40,800
Series D, 8.00%, $0.01 par value, $250.00 redemption value, 125 shares issued and outstanding	31	31
Common stock, $0.01 par value, 100,000,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in-capital	10,195	10,195
Retained deficit	(47,703)	(47,484)
Total shareholders’ equity	63,698	63,917
NON-CONTROLLING EQUITY PURCHASE OPTION	175,000	175,000
NON-CONTROLLING INTEREST	3,489	11,293
Total equity	242,187	250,210
Total liabilities and equity	$1,469,509	$1,470,450

The accompanying notes are an integral part of the condensed consolidated financial statements.

W2007 GRACE ACQUISITION I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except for share amount)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
REVENUES:
Rooms	$103,380	$96,601
Food and beverage	2,160	2,011
Other	1,889	1,635
Total hotel revenues	107,429	100,247
OPERATING EXPENSES:
Direct hotel expenses:
Rooms	26,069	24,836
Food and beverage	1,907	1,826
Other	1,097	1,058
Non-departmental	34,477	32,533
Property tax, ground lease, insurance and property management fees	8,115	7,823
Corporate overhead	1,278	1,742
Asset management fees	1,910	1,747
Depreciation and amortization	20,926	20,657
Total operating expenses	95,779	92,222
OPERATING INCOME	11,650	8,025
Interest income	23	20
Interest expense	(19,705)	(20,762)
Other income	9	78
LOSS FROM CONTINUING OPERATIONS	(8,023)	(12,639)
Loss from discontinued operations	—	(263)
NET LOSS	(8,023)	(12,902)
Net loss attributable to non-controlling interest	7,804	12,441
NET LOSS ATTRIBUTABLE TO THE COMPANY	(219)	(461)
Preferred dividends	—	—
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(219)	$(461)
AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Loss from continuing operations	$(219)	$(458)
Loss from discontinued operations	—	$(3)
Net loss attributable to common shareholders	$(219)	$(461)
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(219)	$(461)

The accompanying notes are an integral part of the condensed consolidated financial statements.

W2007 GRACE ACQUISITION I, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except for share amount)

							Non-controlling
					Additional		Equity	Non-
	Preferred Stock		Common Stock		Paid-in	Retained	Purchase	controlling
	Shares	Dollars	Shares	Dollars	Capital	Deficit	Option	Interest	Total
Balance at January 1, 2014	5,850,125	$101,206	100	$—	$10,195	$(47,484)	$175,000	$11,293	$250,210
Net loss	—	—	—	—	—	(219)	—	(7,804)	(8,023)
Preferred stock dividends	—	—	—	—	—	—	—	—	—
Balance at March 31, 2014	5,850,125	$101,206	100	$—	$10,195	$(47,703)	$175,000	$3,489	$242,187

The accompanying notes are an integral part of the condensed consolidated financial statements.

W2007 GRACE ACQUISITION I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share amount)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,023)	$(12,902)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	54	(105)
Accretion of notes payable fair value adjustment at acquisition	274	307
Amortization of deferred financing costs	64	73
Deductible on involuntary conversion claims	168	141
Depreciation and amortization	20,926	21,716
Amortization of below market ground leases	65	65
Changes in operating assets and liabilities:
Accounts receivable	(1,392)	(475)
Other assets	1,331	(153)
Accounts payable and accrued liabilities	3,289	2,361
Accrued interest payable	5,544	6,473
Net cash from operating activities	22,300	17,501
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(5,069)	(7,714)
Proceeds from property casualty insurance	1,262	426
Change in restricted cash	(8,863)	(2,079)
Net cash used in investing activities	(12,670)	(9,367)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(1,087)	(1,181)
Net cash used in financing activities	(1,087)	(1,181)
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,543	6,953
CASH AND CASH EQUIVALENTS, beginning of period	12,404	13,051
CASH AND CASH EQUIVALENTS, end of period	$20,947	$20,004
SUPPLEMENTAL DISCLOSURES:
Interest paid	$12,951	$13,377
Non-cash additions to investments in real estate included in accounts payable and accrued liabilities	$511	$4,754

The accompanying notes are an integral part of the condensed consolidated financial statements.

W2007 GRACE ACQUISITION I, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    ORGANIZATION:

W2007 Grace I, LLC (Grace I), a Tennessee limited liability company, was formed on June 20, 2007. Grace I is owned by W2007 Finance Sub, LLC, a Delaware limited liability company, and Whitehall Parallel Global Real Estate Limited Partnership 2007, a Delaware limited partnership (collectively, Whitehall). WNT Holdings, LLC (WNT), a Delaware limited liability company, was organized effective July 12, 2012.  WNT is also owned by Whitehall.  The general partner of Whitehall Parallel Global Real Estate Limited Partnership 2007 and the partnerships owning W2007 Finance Sub, LLC is a wholly-owned subsidiary of The Goldman Sachs Group, Inc. (GS Group) and, therefore, is an affiliate of GS Group. GS Group in turn also controls Goldman, Sachs & Co. (GS) and Goldman Sachs Mortgage Company (GSMC). Consequently, GS and GSMC are also affiliates of Whitehall.

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

Subsequent to the Merger, Grace II changed its name to W2007 Equity Inns Partnership, L.P. (W2007 Equity LP). As of March 31, 2014, Grace I owned all of the common shares of Grace Acquisition I and Grace Acquisition I owned a 1% general partnership interest in W2007 Equity LP (with Grace I owning a 1% general partnership interest and a 98% limited partnership interest). Grace Acquisition I and W2007 Equity LP (and its wholly owned subsidiaries) are hereinafter collectively referred to as the Company.

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

On March 31, 2008, Grace Acquisition I, pursuant to Section 856(g)(2) of the Internal Revenue Code of 1986, as amended (the Code), revoked its election under Section 856(c)(1) of the Code to be a REIT for the taxable year ending on December 31, 2008. Consequently, subsequent to December 31, 2007, Grace Acquisition I became subject to income taxes at statutory corporate rates.

The Company leased substantially all of its hotels to subsidiaries (TRS Lessees) of W2007 Equity Inns TRS Holdings, Inc. (TRS Holdings), a taxable REIT subsidiary, pursuant to certain percentage lease agreements (the TRS Leases). The TRS Leases were necessary for the Company to comply with certain REIT provisions of the Code. As discussed above, the Company revoked its election to be taxed as a REIT. As of December 31, 2012, all of the TRS Leases had been terminated.

As of March 31, 2014, the Company owned 126 hotels located in 35 states, the majority of which operate under franchise agreements with Marriott, Hilton, Hyatt and Intercontinental. As of March 31, 2014, the hotels were primarily managed by independent third parties, with 24 hotels managed by Pillar Hotels and Resorts, L.P. (Pillar). On September 15, 2011, Pillar and its subsidiaries were sold to Capstone Management, LLC, an affiliate of InterMountain Management, LLC (Intermountain Management; Pillar Sale). Prior to this sale, Pillar was an affiliate of the Company. As of March 31, 2014, the managers of the hotels were as follows:

Number of Hotels
Hilton Hotels Corporation	46
Pillar	24
McKibbon Hotel Group	21
Huntington Hotel Group	13
Other (represented by four different management companies)	22
126

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The unaudited condensed consolidated financial statements include the accounts of Grace Acquisition I, W2007 Equity LP and subsidiaries of W2007 Equity LP. Because Grace Acquisition I is the general partner of W2007 Equity LP and has control over its management and major operating decisions, the accounts of W2007 Equity LP are consolidated in the condensed consolidated financial statements of Grace Acquisition I. All significant intercompany balances and transactions have been eliminated.

The Company prepares its unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

This Quarterly Report on Form 10-Q (this 10-Q) is being filed in 2015 relating to the fiscal quarter ended March 31, 2014.  Between April 1, 2014 and the date of this filing, there were very significant changes regarding the Company, including (i) the refinancing of certain of the Company’s indebtedness, (ii) the exercise of an option to purchase 97% of the equity interests in one of the Company’s subsidiaries (Senior Mezz defined hereinafter) that owned 106 of our hotels by WNT, (iii) the entry into, and the completion of, a transaction involving the sale of our entire hotel portfolio except for 10 hotels owned by Senior Mezz and (iv) the entry into a non-binding memorandum of understanding and stipulation of settlement with respect to certain litigation involving the preferred stock of the Company (see Notes 8 and 9).  These financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the SEC) on May 1, 2015 and all other filings made by the Company with the SEC in 2015 through date of filing of this Form 10-Q.

Some of the Company’s hotel operations have historically been seasonal. This seasonality pattern causes fluctuations in the operating results. Consequently, operating results for the three months ended March 31, 2014 are not indicative of the results for the year ending December 31, 2014.

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

Investments in real estate consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Land and improvements	$277,500	$277,497
Buildings and improvements	1,160,201	1,159,285
Furniture, fixtures and equipment	324,203	322,019
Below market ground leases	13,253	13,253
Total cost	1,775,157	1,772,054
Accumulated depreciation/amortization	(400,815)	(379,957)
Investments in real estate, net	$1,374,342	$1,392,097

Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets as follows: buildings and improvements over 7.5 to 39 years; land improvements over 15 years; and furniture, fixtures and equipment, including china, glass, silver, uniforms and linen, over 3 to 7 years. Below market ground leases are amortized over the remaining term of the related lease agreements, which range from 16 to 52 years as of March 31, 2014.

Assets are classified as held for sale if a disposal plan is in place, actions to achieve the sale have been initiated, a sale is probable and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Sales of the Company’s investments in real estate take a significant amount of time to consummate and many changes in the terms and timing are typical in the process. Accordingly, management does not classify assets as held for sale until a contract is pending, closing is scheduled and the probability of significant changes in terms or timing is insignificant. No real estate investments were classified as held for sale as of March 31, 2014 or December 31, 2013.

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

Non-controlling equity purchase option

The non-controlling equity purchase option (Purchase Option) represented an affiliate of GSMC’s option to purchase a 97% equity interest in one of the Company’s wholly owned subsidiaries which as of March 31, 2014 indirectly owned 106 of the Company’s hotels (as of March 31, 2014, these hotels had a net book value of $1,121,012,000), which Purchase Option has since been acquired by WNT an affiliate of Whitehall. The initial carrying value of the Purchase Option was the fair value of the Purchase Option at its issuance in June 2009. In February 2012, the Purchase Option was amended and, therefore, the carrying value of the Purchase Option was adjusted to reflect the estimated fair value at the amendment date.

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

Income taxes

Grace Acquisition I and W2007 TRS Holdings, Inc. (TRS Holdings; collectively with Grace Acquisition I, the Taxable Entities) are subject to federal and state income taxes. The Taxable Entities account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

The Taxable Entities have recorded a valuation allowance equal to 100% of the net deferred tax assets due to the uncertainty of realizing the benefit of their accumulated net operating losses. For the three months ended March 31, 2014 and 2013, The Taxable Entities’ effective tax rates were zero due to the uncertainty of realizing these net deferred tax assets. As of March 31, 2014, the net operating losses begin to expire in 2022.

Segment reporting

As of March 31, 2014, the Company considered each of its hotels to be an operating segment, none of which meets the threshold for a reportable segment as prescribed by the authoritative accounting guidance. The Company allocates resources and assesses operating performance based on each individual hotel. Additionally, the Company aggregates these individually immaterial operating segments into one segment using the criteria established by the authoritative accounting guidance, including the similarities of its product offering, types of customers and method of providing service.

Reclassifications

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2013 have been reclassified for discontinued operations. These reclassifications have no effect on the results of operations previously reported.

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

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which requires amendments to both the variable interest entity and voting models. The amendments (i) rescind the indefinite deferral of certain aspects of accounting standards relating to consolidations and provide a permanent scope exception for registered money market funds and similar unregistered money market funds, (ii) modify the identification of variable interest (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (iii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. This standard is effective for fiscal years beginning after December 15, 2015 with early adoption permitted and will be applied on a retrospective basis. The new standard will be effective for the Company on January 1, 2016 and will not have a material impact on the Company's financial position, results of operations or cash flows.

3.    NOTES PAYABLE:

The Company had the following notes payable outstanding (in thousands):

Indebtedness	Maturity Date	Interest Rate	March 31, 2014 Debt Balance	December 31, 2013 Debt Balance
GE Mortgage	Nov. 2014	LIBOR(2) + 6.86%(1)	$955,266	$955,266
Mortgages (7 hotels)	Dec. 2016	5.865%	78,371	78,766
Mortgages (6 hotels)	Oct. 2016	5.650%	25,372	25,582
Mortgages (6 hotels)	Dec. 2015	5.440%	50,325	50,772
Junior Subordinated Debt	Jul. 2035	LIBOR(3) + 2.85%	50,000	50,000
Mortgage A	Mar. 2015	5.770%	3,831	3,866
			$1,163,165	$1,164,252
Fair value adjustment			(2,253)	(2,527)
			$1,160,912	$1,161,725
(1)	Weighted average spread over LIBOR as of March 31, 2014 and December 31, 2013
(2)	LIBOR floor of 1%
(3)	The 90-day LIBOR rates were 0.23% and 0.25% as of March 31, 2014 and December 31, 2013, respectively

During the three months ended March 31, 2014 and 2013, GSMC earned interest of $492,000 and $0, respectively, under the GE Mortgage.

4.    PREFERRED STOCK:

In May 2008, Grace Acquisition I ceased dividend payments to its preferred shareholders due to the “cash trap” under the GE Mortgage. As of March 31, 2014, Grace Acquisition I had $76,618,000 in accumulated, undeclared preferred stock dividends. Since at least six quarters of dividends on the Series B and C cumulative preferred stock are outstanding, the preferred shareholders are entitled to elect two members to the board of directors of Grace Acquisition I. Grace Acquisition I has attempted to hold three meetings to elect the new board members; however, at each meeting a quorum was not achieved and, therefore, an election did not occur.

5.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The fair value of the Company’s notes payable is approximately $1.2 billion as of March 31, 2014 and December 31, 2013. The fair value of the Company’s notes payable was estimated based on a discounted cash flow analysis using a discount rate representing the Company’s estimate of the rate that would be used by market participants (Level 2 of the fair value hierarchy). Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

6.    DISCONTINUED OPERATIONS:

In April and November 2013, the Company sold four of its hotels under individual mortgages. The operating results of these four hotels have been reported as discontinued operations in the condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the operating results of the discontinued operations (in thousands) for the three months ended March 31, 2013:

Hotel revenues	$4,378
Direct hotel expenses	(2,663)
Property taxes, ground lease, insurance and property management fees	(447)
Corporate overhead	(53)
Asset management fees	(72)
Depreciation and amortization	(1,059)
Interest expense	(347)
Loss from discontinued operations available to common shareholders	$(263)

7.     PROPERTY TAX, GROUND LEASE, INSURANCE AND PROPERTY MANAGEMENT FEES:

Property tax, ground lease, insurance and property management fees from continuing operations consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Property tax	$4,420	$4,366
Ground lease	406	398
Insurance	1,095	1,063
Property management fees	2,194	1,996
	$8,115	$7,823

8.    COMMITMENTS AND CONTINGENCIES:

The Company is involved in various legal proceedings and disputes arising in the ordinary course of business. The Company does not believe that the disposition of such legal proceedings and disputes will have a material adverse effect on the financial position, continuing operations or cash flows of the Company, other than as disclosed herein.

In September 2013, a putative class action lawsuit (the Johnson Lawsuit) was filed in the Chancery Court of Shelby County, Tennessee (the Chancery Court) by several current and former shareholders of the Series B and C preferred shares of Grace Acquisition I.  The complaint, which alleges, among other things, breach of contract and breach of fiduciary duty that resulted in the loss of Series B and Series C preferred share value, names Grace Acquisition I, members of Grace Acquisition I’s board of directors, PFD Holdings, LLC (PFD Holdings), GS Group, Whitehall, Goldman Sachs Realty Management, L.P. and Grace I as defendants. Shortly after the filing of the Johnson Lawsuit, the defendants removed the case to United States District Court for the Western District of Tennessee (the Federal Court).  In November 2013, the plaintiffs filed a motion to remand the case back to the Circuit Court, which the defendants opposed.  On July 28, 2014, the Federal Court denied the plaintiffs’ motion to remand.  In addition, in January 2014, the defendants also filed a motion to dismiss the Johnson Lawsuit and the motion was fully briefed on April 24, 2104.  In October 2013, a similar lawsuit was filed by another plaintiff in the same Chancery Court (the Dent Lawsuit), alleging similar breaches against several of the same defendants named in the Johnson lawsuit, in addition to a former member of the Company’s board of directors.  In January 2014, the plaintiffs and defendants in the Dent Lawsuit agreed to stay that case in favor of proceedings in the aforementioned Johnson Lawsuit.  In August 2014, the Company and the other defendants entered into a non-binding memorandum of understanding with respect to a settlement of the claims raised in the Johnson Lawsuit.  On August 22, 2014, the parties notified the Federal Court of the proposed settlement, and the Federal Court agreed that the parties would no longer be subject to pending deadlines in the current scheduling order.  On September 2, 2014, in light of the proposed settlement, defendants filed a motion to withdraw their motion to dismiss without prejudice to renew that motion later.  The Federal Court granted the motion.  The parties submitted the proposed settlement stipulation and related papers to the Federal Court for approval on October 9, 2014, and filed additional papers in support of settlement on December 3, 2014 and March 20, 2015.  The stipulation was preliminarily approved by the Federal Court on April 30, 2015 and remains subject to final approval by the Federal Court.  The stipulation of settlement generally provides for the following: (1) the effectuation of a merger that will result in exchange of $26.00 in cash for each share of Series B and C preferred stock outstanding; (2) the establishment of a $6 million fund to be distributed pursuant to a plan of allocation to sellers of the Series B and C preferred stock; and (3) an award of $4 million in counsel fees, subject to approval by the Federal Court.  Therefore, during the three months ended June 30, 2014, the Company accrued $24.25 million related to the settlement.  The Company anticipates funding the settlement with cash on hand or, if necessary, funding from Whitehall.  The Company expects that the settlement of the Johnson Lawsuit, if approved, will result in the release of those claims asserted in the Dent Lawsuit.  Ongoing defense costs will be expensed as incurred.

As of March 31, 2014, all of the hotels are operated under franchise agreements and are licensed as Hampton Inn (43 hotels), Residence Inn (25), Courtyard (17), Hyatt Place (15), Homewood Suites (10), SpringHill Suites (7), Hilton Garden Inn (3), Fairfield Inn & Suites (2), Holiday Inn (1), Embassy Suites (1), Holiday Inn Express (1) and TownePlace Suites (1).

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

As of March 31, 2014, Whitehall had guaranteed up to $50,000,000 of the Company’s obligations under the franchise agreements with certain franchisors.

The Company maintains property insurance coverage for catastrophic losses such as hurricanes, earthquakes or floods. For such catastrophic losses, the Company may have higher deductibles or increased self-insurance risk if certain criteria are met, ultimately increasing the potential risk of loss.

In September 2007, a putative class action lawsuit was filed in the Circuit Court of Shelby County, Tennessee (the Circuit Court) on behalf of the former Series B and Series C preferred shareholders of Equity Inns alleging breaches of fiduciary duty against Equity Inns’ former directors.  This complaint does not name Equity Inns or any corporate entity as a defendant.  In February 2008, the Circuit Court denied the defendants’ motion to dismiss the complaint.  In April 2010, the Circuit Court granted the plaintiffs’ motion for class certification, which was ultimately appealed and vacated by the Tennessee Court of Appeals and remanded back to the Circuit Court.  During the second quarter of 2012, the plaintiffs filed a second amended complaint and a new motion for class certification.  In April 2013, the Circuit Court granted the new motion and certified a class and three subclasses. The defendants appealed the Circuit Court’s ruling, and in May 2014 the Tennessee Court of Appeals vacated the Circuit Court’s order certifying a class and remanded the case to the Circuit Court for further proceedings consistent with its opinion.  In January 2015, this action against Equity Inns’ former directors was voluntarily dismissed.

9.    SUBSEQUENT EVENTS:

On April 11, 2014, the Company refinanced the GE Mortgage with new mortgage and mezzanine loans in an aggregate amount of $976 million originated by German American Capital Corporation (the GACC Loan). The Company paid approximately $21,049,000 of deferred financing costs, of which approximately $3,904,000 was paid to GSMC, in connection with the origination of the GACC Loan. The GACC Loan bears interest at 30-day LIBOR plus 3.30% with interest only due monthly in arrears and matures in May 2016. The GACC Loan has three one-year extension options available upon the satisfaction of certain conditions, the most restrictive of which is a debt yield test for the second and third extension options.

In connection with the refinancing of the GE Mortgage, the “cash trap” under the GE Mortgage and the cash flow pledge of the 20 hotels which are not collateral on the GE Mortgage ceased. Also in connection with the refinancing of the GE Mortgage, the restriction on the payment of asset management fees terminated.  In April 2014, the Company paid $4,650,000 in accrued asset management fees to Goldman Sachs Realty Management, L.P. (RMD) and RMD forgave $6,708,000 in accrued asset management fees.  This forgiveness was recorded as an increase in equity as the indebtedness was forgiven by RMD, an affiliate of the Company.

Also on April 11, 2014, WNT exercised the Purchase Option in connection with the refinancing of the GE Mortgage. As a result, effective April 11, 2014, the Company will deconsolidate the 106 hotels and recognize its 3% interest in the hotels using the equity method. These 106 hotels are owned by subsidiaries of W2007 Equity Inns Senior Mezz, LLC (Senior Mezz).

On May 23, 2014, subsidiaries of the Company and WNT entered into an agreement to sell their 126 hotels for a combined purchase price of $1.925 billion, subject to certain adjustments, to affiliates of ARC Hospitality. The agreement was subsequently amended and restated on November 11, 2014 to exclude ten hotels from the sale (all ten of which are owned by subsidiaries of WNT), remove several closing contingencies and extend the closing date.  On February 27, 2015, 116 hotel assets, of which 20 were owned by the Company, were sold to affiliates of ARC Hospitality for a combined purchase price of $1.808 billion, of which $347 million related to the Company.

In the sale, the Company received approximately $22.2 million in cash subject to a post-closing adjustment to reflect actual proration of certain operating items and all of the Company’s remaining notes payable were repaid at closing. The Company’s subsidiaries were issued preferred equity interests with an initial capital balance of approximately $99.8 million in a newly-formed Delaware limited liability company, ARC Hospitality Portfolio II Holdco, LLC, which is the indirect owner of the 20 hotels sold by the Company.  The agreement with ARC Hospitality provides for the payment of up to $2.9 million to ARC Hospitality if the actual real estate taxes incurred by them exceed certain stipulated amounts over the years ended December 31, 2016, 2017 and 2018.

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

The buyers assumed approximately $903.9 million of existing mezzanine and mortgage indebtedness of Senior Mezz which indebtedness is secured by the 96 hotels sold by Senior Mezz.  Selling costs totaled approximately $46.8 million, of which $18.3 million related to the Company, and the carrying value of the Company’s hotels at the time of the sale was approximately $240.2 million.

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

On March 25, 2015, subsidiaries of Senior Mezz entered into an agreement to sell its remaining 10 hotels for $100 million.  The agreement was terminated by the purchasers on May 6, 2015 in accordance with their rights under the agreement (ARC Hospitality had previously elected to exclude the same hotels from its transaction).  While the subsidiaries of Senior Mezz expect to sell the 10 remaining hotels, there can be no assurance as to whether or when such hotels will be sold, the form of consideration which may be received in respect of such hotels or whether the consideration which may be received in respect of such hotels will be greater or less than the purchase price in the terminated agreement.  Even if a transaction for the sale of the 10 remaining hotels does occur, there can be no assurance as to when a distribution from such sale proceeds will be received by the Company.

In connection with the settlement of the Johnson Lawsuit, on May 10, 2015, Grace Acquisition I entered into an agreement and plan of merger (the Merger Agreement) with W2007 Grace II, LLC (Parent), W2007 Grace Acquisition II, Inc. (Merger Sub), and, solely for the purposes of certain payment obligations thereunder, PFD Holdings and Whitehall, pursuant to which Grace Acquisition I will be merged with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of Parent (the Settlement Merger).  Completion of the Settlement Merger is subject to numerous conditions including, but not limited to: (i) the approval of the Merger Agreement by the affirmative vote of a majority of all the votes entitled to be cast by the holders of Grace Acquisition I’s outstanding capital stock; (ii) the approval of the amendment to Grace Acquisition I’s amended and restated charter contemplated in the Merger Agreement; (iii) holders of no more than 7.5% of the outstanding shares of the preferred stock delivering (and not withdrawing) written notice of their intent to demand payment, if the Settlement Merger is effectuated, pursuant to Section 48-23-202 of the Tennessee Business Corporation Act; and (iv) the final approval and entry of a final and non-appealable order and judgment of a Stipulation and Agreement of Settlement dated October 8, 2014, as supplemented December 4, 2014, by the Federal Court in the Johnson Lawsuit (the Final Approval Condition).  The Settlement Merger may not be completed prior to the satisfaction or, other than with respect to the Final Approval Condition which may not be waived by the Company, waiver of the conditions to closing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our unaudited condensed consolidated financial statements for the three months ended March 31, 2014.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements included in this 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2014. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year.  In this report, we use the terms “the Company,” “we” or “our” to refer to W2007 Grace Acquisition I, Inc. and its subsidiaries, unless the context indicates otherwise.

FORWARD-LOOKING STATEMENTS

Throughout this Form 10-Q, we make forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Such statements are generally accompanied by words such as “may,” “believe,” “estimate,” “project,” “plan,” “intend,” “will,” “anticipate,” “expect” and words of similar import that convey uncertainty as to future events or outcomes. These forward-looking statements include information about possible or assumed future results of our business, financial condition and liquidity, results of operations, plans, and objectives. Statements regarding the following subjects are forward-looking by their nature:

•	our business and investment strategy;
•	our projected operating results;
•	completion of any pending transactions;
•	our ability to obtain future financing arrangements;
•	our understanding of our competition;
•	market trends; and
•	projected capital expenditures.

Such statements are based on our beliefs, assumptions, and expectations of our future performance taking into account all information currently known to us and involve a number of risks, uncertainties, estimates and assumptions and are not guarantees of future performance. Some of these risks and uncertainties are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2014, including, in particular, the “Risk Factors” included in Part I Item 1A therein. Should one or more of these risks or uncertainties materialize, or should underlying estimates or assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. You should not place undue reliance on such forward-looking statements.  Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly update changes to forward-looking statements, whether as a result of new information, future events, or otherwise.

EXECUTIVE OVERVIEW

As of March 31, 2014, we primarily owned premium-branded, limited-service hotels in the upscale and upper midscale segments of the lodging industry, as these segments were defined by Smith Travel Research (STR), a leading source of lodging industry data. Limited-service hotels typically generate most of their revenue from room rentals, have limited food and beverage outlets and meeting space and require fewer employees than traditional full-service hotels. We believe premium-branded, limited-service hotels have the potential to generate attractive returns relative to other types of hotels due to their ability to achieve revenue per available room (RevPAR) levels at or close to those achieved by traditional full-service hotels while achieving higher profit margins due to their more efficient operating model and less volatile cash flows.

The diversity of our portfolio was such that, as of March 31, 2014, no individual hotel exceeded 1.7% of the total rooms in the portfolio. Our brand and segment diversity of the hotels that were included in continuing operations as of March 31, 2014 is illustrated by the following table:

Brand and Segment (as defined by STR) Diversity

	Number of Hotels	Number of Rooms
Upper upscale hotels:
Embassy Suites (1)	1	246

Upscale hotels:
Residence Inn (2)	25	2,543
Hyatt Place (3)	15	1,954
Courtyard (2)	17	1,848
Homewood Suites (1)	10	1,378
SpringHill Suites (2)	7	747
Hilton Garden Inn (1)	3	363
	77	8,833
Upper midscale hotels:
Hampton Inn (1)	43	5,277
Fairfield Inn (2)	2	259
Holiday Inn (4)	1	158
TownePlace Suites (2)	1	95
Holiday Inn Express (4)	1	66
	48	5,855
Total	126	14,934

Franchise affiliation

(1)	Hilton Hotels Corporation
(2)	Marriott International, Inc.
(3)	Hyatt Corporation
(4)	Intercontinental Hotels Group, PLC

Our hotel portfolio included upper upscale, upscale and upper midscale hotels. This array of product offerings coupled with a property mix that was spread between suburban and urban locations helped to insulate us from various economic climates, including a depressed business travel climate.

We believe the geographic diversity of our hotel portfolio helped to limit our exposure to any one market. The following table illustrates our geographical presence of the hotels that were included in continuing operations by the number of rooms as of March 31, 2014:

Geographical Diversity

Region (as defined by STR):
East North Central	14.2%
East South Central	14.7%
Middle Atlantic	5.5%
Mountain	6.9%
New England	3.9%
Pacific	5.7%
South Atlantic	31.9%
West North Central	5.5%
West South Central	11.6%

We believe that multiple brands at the upscale and upper midscale levels helped to insulate our asset portfolio against the volatility of individual brand results relative to industry RevPAR performance. The following tables summarize key performance indicators, by brand, of the hotels that were included in continuing operations for the periods below:

			Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
Brand	Number of Hotels	Number of Rooms	% Occupancy	Average Daily Rate (ADR)	RevPAR	% Occupancy	ADR	RevPAR
Hampton Inn	43	5,277	67.0%	$106.89	$71.61	63.8%	$103.48	$66.01
Residence Inn	25	2,543	73.0%	$113.61	$82.95	74.4%	$109.37	$81.40
Hyatt Place	15	1,954	70.6%	$102.81	$72.60	67.4%	$98.93	$66.68
Courtyard	17	1,848	70.8%	$111.85	$79.23	68.3%	$107.66	$73.53
Homewood Suites	10	1,378	77.6%	$120.35	$93.42	74.0%	$118.45	$87.60
SpringHill Suites	7	747	71.2%	$101.77	$72.46	67.3%	$97.08	$65.34
Hilton Garden Inn	3	363	64.8%	$104.94	$68.01	66.2%	$98.30	$65.08
Fairfield Inn & Suites	2	259	68.5%	$89.24	$61.17	60.9%	$88.70	$54.06
Embassy Suites	1	246	86.8%	$131.40	$114.06	84.0%	$121.42	$102.03
Holiday Inn	1	158	39.1%	$98.97	$38.69	53.2%	$91.12	$48.43
TownePlace Suites	1	95	79.4%	$73.07	$57.99	60.4%	$69.41	$41.95
Holiday Inn Express	1	66	93.3%	$139.12	$129.82	92.3%	$131.54	$121.40
	126	14,934	70.4%	$109.33	$76.93	68.1%	$105.58	$71.88

The U.S. lodging industry continued to exhibit positive fundamentals during the first three months of 2014. While there continued to be concerns about a slow-moving national economy and the potential adverse effect from government sequestration, corporate profits and employment continued to improve in the United States.

The strength in corporate transient, group and leisure travel, specifically in the major urban markets, continued to drive increases in occupancy and average daily rates. New hotel supply remained at historically low levels and was expected to remain low given the lack of available financing for new hotel construction. As of March 31, 2014, we believed that we would see a long and healthy recovery in the lodging industry and believed our properties would have significant opportunities to achieve significant growth in their operating cash flows and long-term economic values.

RESULTS OF OPERATIONS

The following tables summarize the change in key line items from the Company’s unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
	(unaudited)
Total hotel revenues	$107,429	$100,247	$7,182
Direct hotel expenses	63,550	60,253	(3,297)
Property tax, ground lease, insurance and property management fees	8,115	7,823	(292)
Corporate overhead	1,278	1,742	464
Asset management fees	1,910	1,747	(163)
Depreciation and amortization	20,926	20,657	(269)
Operating income	11,650	8,025	3,625
Interest income	23	20	3
Interest expense	(19,705)	(20,762)	1,057
Other income	9	78	(69)
Loss from continuing operations	(8,023)	(12,639)	4,616
Loss from discontinued operations	—	(263)	263
Net loss	(8,023)	(12,902)	4,879
Net loss attributable to non-controlling interest	7,804	12,441	4,637
Net loss available to the Company	$(219)	$(461)	$242

Comparison of the three months ended March 31, 2014 and 2013

Total hotel revenues

Rooms revenue for the three months ended March 31, 2014 increased $7.2 million, or 7.2%, to $107.4 million from $100.2 million for the three months ended March 31, 2013. The increase in rooms revenue was due to an increase in ADR at our comparable hotels. During the three months ended March 31, 2014, we experienced a 3.6% increase in ADR as the economy, and thus ADR, continued to improve. Both food and beverage and other revenue, which consisted mainly of guest telephone charges, equipment rentals, vending income, in-room movie sales, parking and business centers, experienced slight increases.

Direct hotel expenses

Direct hotel expenses consisted of direct expenses from departments associated with related revenue streams (departmental expenses) and non-departmental expenses associated with operating the hotels. We experienced increases of $1.4 million in departmental expenses and $1.9 million in non-departmental expenses during the three months ended March 31, 2014. The increase in these expenses was consistent with the increase in hotel revenues over the same period. Direct hotel expenses were 59.2% and 60.1% of total hotel revenues for three months ended March 31, 2014 and 2013, respectively.

Property tax, ground lease, insurance and property management fees

Property tax, ground lease, insurance and property management fees increased $0.3 million for the three months ended March 31, 2014 to $8.1 million, primarily related to higher base management fees and to a lesser extent increased real estate taxes and insurance.

Corporate overhead

Corporate overhead expenses decreased $0.5 million to $1.3 million for the three months ended March 31, 2014 compared to $1.7 million for the three months ended March 31, 2013. This decrease was primarily attributable to decreases in environmental and legal expenses.

Asset management fees

Asset management fees increased $0.2 million to $1.9 million for the three months ended March 31, 2014 compared to $1.7 million for the three months ended March 31, 2013. This increase was consistent with the contractual increase allowed by the GSMC Mortgage.

Depreciation and amortization

Depreciation and amortization increased $0.3 million to $20.9 million for the three months ended March 31, 2014 compared to $20.7 million for the three months ended March 31, 2013. This increase was primarily attributable to capital improvements made at certain hotels since March 31, 2013.

Interest expense

Interest expense decreased $1.1 million to $19.7 million for the three months ended March 31, 2014 compared to $20.8 million for the three months ended March 31, 2013. This decrease was attributable to principal repayments made since March 31, 2013.

Loss from discontinued operations

For the three months ended March 31, 2013, loss from discontinued operations was $0.3 million. The losses from discontinued operations related to the operating losses recognized from the sale of Comfort Inn Rutland in August 2012 and Hampton Inn Meriden in April 2013, with the latter being included in held for sale as of March 31, 2013.

Net loss

As a result of the foregoing, we recorded a net loss of $8.0 million for the three months ended March 31, 2014 compared to a net loss of $12.9 million for the three months ended March 31, 2013.

Net loss attributable to non-controlling interest

Non-controlling interest represents the interest not owned by us in our subsidiary and, indirectly, our hotels. Consistent with the decrease in net loss, the net loss attributable to non-controlling interest decreased to $7.8 million for the three months ended March 31, 2014 from $12.4 million for the three months ended March 31, 2013.

Net loss attributable to the Company

Net loss available to the Company represents the net loss not attributable to non-controlling interests. The net loss attributable to the Company decreased to $0.2 million for the three months ended March 31, 2014 from $0.5 million for the three months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, the Company’s principal source of cash to meet its operating requirements was from the results of operations from the Company’s hotels. As of March 31, 2014, the Company expected that its operating cash flows would be sufficient to fund the continuing operations of the Company, including required debt service obligations and other reserves required by the terms of its existing debt agreements. If necessary, the Company expected to fund any short term liquidity requirements above the operating cash flows with cash and cash equivalents currently on hand as well as cash flows restricted for use under the Company’s notes payable.

Periodically, certain hotels may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space and restaurants, in order to better compete with other hotels in our markets or to meet the franchisor’s brand standards. Generally we expected to fund the renovations and improvements with cash and cash equivalents currently on hand as well as cash flows restricted for use under the Company’s notes payable.

Operating activities

Net cash flows from operating activities were $22.3 million and $17.5 million for the three months ended March 31, 2014 and 2013, respectively. The increase in cash flows from operating activities was primarily due to the increase in cash flows from the operation of hotels, the decrease in interest expense and a decrease in prepaid insurance.

Investment activities

Net cash flow used in investing activities was $12.7 million for the three months ended March 31, 2014, which consisted of $5.1 million of capital additions to hotels, $1.3 million of proceeds from insurance and an increase in restricted cash of $8.9 million.

Net cash flow used in investing activities was $9.4 million for the three months ended March 31, 2013, which primarily consisted of $7.7 million of capital additions to hotels and an increase in restricted cash of $2.1 million.

Financing activities

Net cash flow used in financing activities was $1.1 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively. The net cash flow used related solely to principal payments on the Company’s notes payable.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2014, there had been no material changes since December 31, 2013, outside of the ordinary course of business, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014. As of March 31, 2014, we had no off-balance-sheet arrangements with any party nor did we anticipate any such arrangements.

INFLATION

Operators of hotels in general possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of the companies that managed our hotels to raise room rates.

SEASONALITY

Some of the Company’s hotel operations have historically been seasonal. Generally, hotel revenues have been greater in the second and third calendar quarters than in the first and fourth calendar quarters. This seasonality pattern causes fluctuations in the operating results. As of March 31, 2014, to the extent that cash flows from our hotel operations were insufficient to fund our operating or investing requirements, we expected to fund seasonal-related shortfalls with cash flows restricted for use under the Company’s notes payable.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

NON-GAAP FINANCIAL MEASURES

The following non-GAAP presentations of EBITDA and Adjusted EBITDA are made to help in evaluating the Company’s operating performance. These measures are indicative of the Company’s financial performance that are not calculated and presented in accordance with GAAP.

EBITDA is defined as net income (loss) before interest expense and interest income, income taxes, and depreciation and amortization. The Company adjusts EBITDA to exclude impairment charges, gains or losses on sales of investments in real estate and gains or losses on extinguishment of debt because the Company believes these charges are not indicative of the performance of the underlying investments in real estate. The Company presents EBITDA and Adjusted EBITDA because it believes it provides an indicator of the Company’s ability to meet its future debt payments and working capital requirements, as well as an overall evaluation of the Company’s financial condition. EBITDA and Adjusted EBITDA, as calculated by the Company, may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define such terms exactly as the Company defines them. EBITDA and Adjusted EBITDA should not be considered as an alternative measure of the Company’s net loss as an indicator of operating performance or GAAP cash flows from operating activities as a measure of liquidity.

The following tables reconcile net loss to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2014	2013
Net loss	$(8,023)	$(12,902)
Interest income	(23)	(20)
Interest expense	19,705	20,762
Interest expense, discontinued operations	—	347
Depreciation and amortization	20,926	20,657
Depreciation and amortization, discontinued operations	—	1,059
EBITDA	$32,585	$29,903
Impairment charges	—	—
Adjusted EBITDA	$32,585	$29,903

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. As of March 31, 2014, our primary market risk exposure was to changes in interest rates on our variable rate debt. As of March 31, 2014, we had approximately $1.0 billion of total variable rate debt outstanding (or 86.4% of total indebtedness). If market rates of interest on our variable rate debt outstanding as of March 31, 2014 had increased by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $2.7 million annually.

As of March 31, 2014, our interest rate risk objectives were to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we managed our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable. We entered into interest rate caps to mitigate our interest rate risk on a portion of our variable rate debt. We did not enter into derivative or interest rate transactions for speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were not effective because the Company did not file its periodic reports within the time periods specified in the SEC rules and forms as a result of the SEC’s determination that the Company’s reporting obligation under Section 15(d) of the Exchange Act resumed January 1, 2014.  The Company is in the process of preparing and filing its past due periodic reports and intends to become current as soon as practicable.

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in various legal proceedings and disputes arising in the ordinary course of business. The Company does not believe that the disposition of such legal proceedings and disputes will have a material adverse effect on our business, the financial position, continuing operations or cash flows, except as described below.

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

After the Company announced the original purchase agreement with ARC Hospitality on June 2, 2014, defendants and plaintiffs engaged in settlement negotiations.  Thereafter, plaintiffs made requests for, and defendants provided to plaintiffs, information regarding the transaction contemplated by the original purchase agreement (the ARCH Transaction).  Among other information provided, the Company estimated a reasonable fair present value of the proceeds that could be distributed to holders of the preferred stock as a result of the ARCH Transaction, as announced, to be approximately $18.50 per share of preferred stock.  Plaintiffs retained and consulted with two financial advisors with regard to the ARCH Transaction.  During this period, the parties to the Johnson Lawsuit continued to engage in both merits and class certification discovery.  On August 20, 2014, the parties entered into a Memorandum of Understanding (MOU) containing the key terms of a proposed settlement.  On August 22, 2014, the parties held a telephone conference with the court, in which the court agreed that, in light of the MOU, the parties would no longer be subject to the pending deadlines in the then current scheduling order.  For the court’s convenience in managing its docket, the defendants agreed to withdraw their pending motion to dismiss without prejudice.  On September 2, 2014, the court granted the defendants’ motion to withdraw its motion to dismiss without prejudice to renew.  The defendants may renew their motion to dismiss in the event that the proposed settlement of the Johnson Lawsuit does not become final.

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

In October 2013, a similar lawsuit was filed by another plaintiff in the same Chancery Court (the Dent Lawsuit), alleging similar breaches against several of the same defendants named in the Johnson Lawsuit, in addition to a former member of the Company’s board of directors.  The plaintiffs and defendants in the Dent Lawsuit agreed to stay this case until the motion to remand in the Johnson lawsuit was decided.  As stipulated by the parties, plaintiff must file any response to defendants’ motion to stay within ten business days after notice of the federal court decision denying the remand motion.  Defendants notified plaintiff of the resolution of the remand motion in the Johnson Lawsuit, and plaintiff has not filed a response to the motion to stay.  The proposed settlement in the Johnson Lawsuit purports to encompass the claims asserted in the Dent Lawsuit.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “RISK FACTORS” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit
31.1	Certification of Todd P. Giannoble, Chief Executive Officer of W2007 Grace Acquisitions I, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and dated May 29, 2015

31.2	Certification of Gregory M. Fay, Chief Financial Officer of W2007 Grace Acquisition I, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and dated May 29, 2015

32

Certification of Todd P. Giannoble, Chief Executive Officer and Gregory M. Fay, Chief Financial Officer of W2007 Grace Acquisition I, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 29, 2015

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

Date: May 29, 2015	By:	/s/ Todd P. Giannoble
Todd P. Giannoble
Chief Executive Officer

Date: May 29, 2015	By:	/s/ Gregory M. Fay
Gregory M. Fay
Chief Financial Officer