Form 10-Q
period 2014-06-30
W2007 Grace Acquisition I Inc
filed 2015-05-29
CIK 916530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-12073

W2007 GRACE ACQUISITION I, INC.

(Exact name of registrant as specified in its charter)

Tennessee	26-1187149
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

6011 Connection Drive
Irving, Texas	75039
(Address of principal executive offices)	(Zip code)

(972) 368-2200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐    Yes  ☑    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐    Yes  ☑    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐    Yes  ☑    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	100
(Class)	Outstanding at May 29, 2015

TABLE OF CONTENTS

Page
PART I

Item 1. Condensed Consolidated Financial Statements	1

Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2014 and December 31, 2013	1

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three Months Ended June 30, 2014 and June 30, 2013 and for the Six Months Ended June 30, 2014 and June 30, 2013	2

Condensed Consolidated Statement of Changes in Equity (Unaudited) for the Six Months Ended June 30, 2014	3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2014 and June 30, 2013	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	32

PART II

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. Mine Safety Disclosures	34

Item 5. Other Information	34

Item 6. Exhibits	34

Signatures	35

ii

EXPLANATORY NOTE ABOUT THIS DOCUMENT AND THE COMPANY; SUBSEQUENT EVENTS

This Quarterly Report on Form 10-Q (this 10-Q) is being filed in 2015 relating to the fiscal quarter ended June 30, 2014. Between June 30, 2014 and the date of this filing, there were very significant changes regarding W2007 Grace Acquisition I, Inc. (the Company), including (i) the completion of a transaction involving the sale of our entire hotel portfolio except for 10 hotels owned by Senior Mezz (defined hereinafter) and (ii) the entry into a non-binding memorandum of understanding and stipulation of settlement with respect to certain litigation involving the preferred stock of the Company as described in “Part II – Other Information, Item 1. Legal Proceedings.”

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

iii

Part 1 – Financial Information

Item 1. Financial Statements

W2007 GRACE ACQUISITION I, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amount)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
INVESTMENTS IN REAL ESTATE, net	$242,830	$1,392,097
INVESTMENT IN SENIOR MEZZ	5,106	—
CASH AND CASH EQUIVALENTS	10,361	12,404
RESTRICTED CASH	3,208	46,849
ACCOUNTS RECEIVABLE, net	2,792	8,453
OTHER ASSETS	2,284	6,492
DEFERRED FINANCING COSTS, net of accumulated amortization of $1,675 and $36,309, respectively	486	614
DEFERRED FRANCHISE FEES, net of accumulated amortization of $767 and $3,704, respectively	971	3,541
Total assets	$268,038	$1,470,450
LIABILITIES AND EQUITY
NOTES PAYABLE	$204,820	$1,161,725
OTHER LIABILITIES:
Accounts payable and accrued liabilities	37,513	41,986
Accrued interest payable	1,005	16,529
Total liabilities	243,338	1,220,240
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series B, 8.75%, $0.01 par value, $25.00 redemption value, 3,450,000 shares issued and outstanding	60,375	60,375
Series C, 9.00%, $0.01 par value, $25.00 redemption value, 2,400,000 shares issued and outstanding	40,800	40,800
Series D, 8.00%, $0.01 par value, $250.00 redemption value, 125 shares issued and outstanding	31	31
Common stock, $0.01 par value, 100,000,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in-capital	9,979	10,195
Retained deficit	(72,105)	(47,484)
Total shareholders’ equity	39,080	63,917
NON-CONTROLLING EQUITY PURCHASE OPTION	—	175,000
NON-CONTROLLING INTEREST	(14,380)	11,293
Total equity	24,700	250,210
Total liabilities and equity	$268,038	$1,470,450

The accompanying notes are an integral part of the condensed consolidated financial statements.

W2007 GRACE ACQUISITION I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except for share amount)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
REVENUES:
Rooms	$32,172	$111,039	$135,552	$207,640
Food and beverage	613	2,264	2,773	4,275
Other	448	1,551	2,337	3,186
Total hotel revenues	33,233	114,854	140,662	215,101
OPERATING EXPENSES:
Direct hotel expenses:
Rooms	7,305	27,303	33,374	52,139
Food and beverage	544	1,971	2,451	3,797
Other	262	1,100	1,359	2,158
Non-departmental	9,629	34,444	44,106	66,977
Property tax, ground lease, insurance and property management fees	2,171	7,822	10,286	15,645
Corporate overhead	1,458	1,275	2,736	3,017
Asset management fees	470	1,756	2,380	3,503
Depreciation and amortization	5,485	20,785	26,411	41,442
Impairment charges	7,582	1,757	7,582	1,757
Total operating expenses	34,906	98,213	130,685	190,435
OPERATING INCOME (LOSS)	(1,673)	16,641	9,977	24,666
Equity in loss from Senior Mezz	(1,242)	—	(1,242)	—
Interest income	17	20	40	40
Interest expense	(5,672)	(20,927)	(25,377)	(41,689)
Other income	6	20	15	98
Contingent loss on litigation settlement	(24,250)	—	(24,250)	—
Gain on extinguishment of debt	13,199	—	13,199	—
LOSS FROM CONTINUING OPERATIONS	(19,615)	(4,246)	(27,638)	(16,885)
Income (loss) from discontinued operations	—	171	—	(92)
NET LOSS	(19,615)	(4,075)	(27,638)	(16,977)
Net (income) loss attributable to non-controlling interest	(4,787)	3,946	3,017	16,387
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(24,402)	$(129)	$(24,621)	$(590)
AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Loss from continuing operations	$(24,402)	$(131)	$(24,621)	$(589)
Income (loss) from discontinued operations	—	2	—	(1)
Net loss attributable to common shareholders	$(24,402)	$(129)	$(24,621)	$(590)
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(24,402)	$(129)	$(24,621)	$(590)

The accompanying notes are an integral part of the condensed consolidated financial statements.

W2007 GRACE ACQUISITION I, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except for share amount)

							Non-controlling
					Additional		Equity
	Preferred Stock		Common Stock		Paid-in	Retained	Purchase	Non-controlling
	Shares	Dollars	Shares	Dollars	Capital	Deficit	Option	Interest	Total
Balance at January 1, 2014	5,850,125	$101,206	100	$—	$10,195	$(47,484)	$175,000	$11,293	$250,210
Net loss	—	—	—	—	—	(24,621)	—	(3,017)	(27,638)
Distribution (1)	—	—	—	—	—	—	—	(9)	(9)
Forgiveness of accrued asset management fees	—	—	—	—	80	—	—	6,628	6,708
Exercise of Purchase Option	—	—	—	—	(296)	—	(175,000)	(29,275)	(204,571)
Balance at June 30, 2014	5,850,125	$101,206	100	$—	$9,979	$(72,105)	$—	$(14,380)	$24,700

(1)	Distribution to Grace I for corporate expenses incurred.

The accompanying notes are an integral part of the condensed consolidated financial statements.

W2007 GRACE ACQUISITION I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share amount)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,638)	$(16,977)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	37	(14)
Accretion of notes payable fair value adjustment at acquisition	510	649
Amortization of deferred financing costs	128	163
Deductible on involuntary conversion claims	195	235
Depreciation and amortization	26,411	43,452
Amortization of below market ground leases	73	131
Equity in loss from Senior Mezz	1,242	—
Gain on extinguishment of debt	(13,199)	—
Net loss on sale of investments in real estate	—	199
Impairment charges	7,582	1,757
Contingent loss on litigation settlement	24,250	—
Changes in operating assets and liabilities:
Accounts receivable	(4,469)	(1,702)
Other assets	(2,152)	1,382
Accounts payable and accrued liabilities	5,335	4,590
Accrued interest payable	(2,325)	8,130
Net cash from operating activities	15,980	41,995
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(7,452)	(14,396)
Proceeds from property casualty insurance	1,365	1,522
Change in restricted cash	29,722	(18,858)
Net proceeds from sale of investments in real estate	—	3,583
Net cash provided by (used in) investing activities	23,635	(28,149)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(957,415)	(5,695)
Proceeds from notes payable	976,000	—
Payment of deferred financing costs	(21,049)	—
Purchase of interest rate cap	(293)	—
Cash transferred in connection with the exercise of the equity purchase option	(38,901)	—
Net cash used in financing activities	(41,658)	(5,695)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,043)	8,151
CASH AND CASH EQUIVALENTS, beginning of period	12,404	13,051
CASH AND CASH EQUIVALENTS, end of period	$10,361	$21,202
SUPPLEMENTAL DISCLOSURES:
Interest paid	$26,192	$32,661
Non-cash additions to investments in real estate included in accounts payable and accrued liabilities	$598	$2,234

The accompanying notes are an integral part of the condensed consolidated financial statements.

W2007 GRACE ACQUISITION I, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  ORGANIZATION:

W2007 Grace I, LLC (Grace I), a Tennessee limited liability company, was formed on June 20, 2007.  Grace I is owned by W2007 Finance Sub, LLC, a Delaware limited liability company, and Whitehall Parallel Global Real Estate Limited Partnership 2007, a Delaware limited partnership (collectively, Whitehall).  WNT Holdings, LLC (WNT), a Delaware limited liability company, was organized effective July 10, 2012.  WNT is also owned by Whitehall.  The general partner of Whitehall Parallel Global Real Estate Limited Partnership 2007 and the partnerships owning W2007 Finance Sub, LLC is a wholly-owned subsidiary of The Goldman Sachs Group, Inc. (GS Group) and, therefore, is an affiliate of GS Group.  GS Group in turn also controls Goldman, Sachs & Co. (GS) and Goldman Sachs Mortgage Company (GSMC).  Consequently, GS and GSMC are also affiliates of Whitehall.

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

Subsequent to the Merger, Grace II changed its name to W2007 Equity Inns Partnership, L.P. (W2007 Equity LP).  As of June 30, 2014, Grace I owned all of the common shares of Grace Acquisition I and Grace Acquisition I owned a 1% general partnership interest in W2007 Equity LP (with Grace I owning a 1% general partnership interest and a 98% limited partnership interest).  Grace Acquisition I and W2007 Equity LP (and its wholly owned subsidiaries) are hereinafter collectively referred to as the Company.

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

In July 2012, WNT acquired, for $175,000,000, an option (Purchase Option) to purchase a 97% equity interest in W2007 Equity Inns Senior Mezz, LLC (Senior Mezz), a wholly owned subsidiary of the Company, from an affiliate of GSMC.  The Purchase Option was not effective or exercisable until certain notes payable of Senior Mezz and its subsidiaries had been paid in full.  On April 11, 2014, Senior Mezz and its subsidiaries refinanced the GE Mortgage Note Payable (see Note 3) and WNT exercised the Purchase Option.  As a result of the loss of control of Senior Mezz, effective April 11, 2014, the Company deconsolidated Senior Mezz and began recognizing its 3% interest in the entity using the equity method.  This is reflected in the accompanying condensed consolidated balance sheets under the caption investment in Senior Mezz.  The net assets transferred to WNT and the net decrease in equity are as follows (in thousands):

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

A receivable from the Company to Senior Mezz of approximately $5,063,000 is included in accounts receivable above and, at June 30, 2014, the related payable from the Company to Senior Mezz was included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

As of June 30, 2014, the Company owned 20 hotels located in 13 states, which operate under franchise agreements with Marriott and Hilton.  As of June 30, 2014, the managers of these hotels were as follows:

Number of Hotels
Hilton Hotels Corporation	9
Gateway Lodging Co., Inc.	4
Pillar Hotels and Resorts, L.P.	3
McKibbon Hotel Group	2
Huntington Hotel Group	2
20

In addition, as of June 30, 2014, the Company owned a 3% interest in Senior Mezz which indirectly owned 106 hotels located in 34 states, which operate under franchise agreements with Marriott, Hilton, Hyatt and Intercontinental.  As of June 30, 2014, the managers of these hotels were as follows:

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

This Quarterly Report on Form 10-Q (this 10-Q) is being filed in 2015 relating to the fiscal quarter ended June 30, 2014. Between June 30, 2014 and the date of this filing, there were very significant changes regarding the Company, including (i) the completion of a transaction involving the sale of our entire hotel portfolio except for 10 hotels owned by Senior Mezz and (ii) the entry into a non-binding memorandum of understanding and stipulation of settlement with respect to certain litigation involving the preferred stock of the Company (see Notes 8 and 9).  These financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the SEC) on May 1, 2015 and all other filings made by the Company with the SEC in 2015 through date of filing of this Form 10-Q.

Some of the Company’s hotel operations have historically been seasonal. This seasonality pattern causes fluctuations in the operating results. Consequently, operating results for the three and six months ended June 30, 2014 are not indicative of the results for the year ending December 31, 2014.

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

Investments in real estate consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Land and improvements	$51,213	$277,497
Buildings and improvements	203,204	1,159,285
Furniture, fixtures and equipment	50,850	322,019
Below market ground leases	—	13,253
Total cost	305,267	1,772,054
Accumulated depreciation/amortization	(62,437)	(379,957)
Investments in real estate, net	$242,830	$1,392,097

Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets as follows: buildings and improvements over 7.5 to 39 years; land improvements over 15 years; and furniture, fixtures and equipment, including china, glass, silver, uniforms and linen, over 3 to 7 years.  Below market ground leases were amortized over the remaining term of the related lease agreements, which ranged from 16 to 52 years as of December 31, 2013.  As of June 30, 2014, none of the Company’s consolidated hotels were subject to a ground lease.

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

On May 23, 2014, the subsidiaries of Grace I and WNT entered into an agreement (the ARC Agreement) to sell their 126 hotels for a combined purchase price of $1.925 billion, subject to certain adjustments, to affiliates of American Realty Capital Hospitality Trust, Inc. (ARC Hospitality).  As of June 30, 2014, the closing of the sale was expected in the fourth quarter of 2014 and there could be no assurance that the transaction would close as scheduled, or at all.  Therefore, as of June 30, 2014 the real estate investments were not classified as held for sale as of June 30, 2014 or December 31, 2013.

Investment in Senior Mezz

The Company’s 3% investment in Senior Mezz is accounted for under the equity method of accounting.  The Company initially recognized it pro rata interest in the net assets of Senior Mezz and has also recognized its pro rata interest in Senior Mezz’s net income or loss. Management reviews the investment in Senior Mezz for impairment each reporting period. The investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in income (loss) from Senior Mezz.  No such impairment was recorded for the three months ended June 30, 2014.

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

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when recording impairment on long-lived assets).  The following table presents nonfinancial assets measured at fair value on a nonrecurring basis as of June 30, 2014 and 2013, and related impairment charges recorded (in thousands):

	Level 1	Level 2	Level 3	Total Impairment Write-downs
2014
Investments in real estate	$—	$—	$38,268	$7,582
2013
Investments in real estate	$—	$—	$5,352	$1,757

Management reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment write-down recorded in the three and six months ended June 30, 2013 was the result of unfavorable economic conditions within the market in which the impaired hotel is located and hotel specific factors that were expected to negatively impact the future operations of the hotel.  The assumptions used both in estimating fair value through a discounted cash flow model and the undiscounted cash flow analysis are inherently judgmental and reflect current and projected trends in revenue per available room, operating expenses, capitalization rates, discount rates, and the estimated holding periods for the applicable hotels.  If an indicator of potential impairment exists, the hotel is tested for impairment for financial accounting purposes by comparing its carrying value to the estimated future undiscounted cash flows.  The amount of the impairment is calculated as the amount by which the carrying value of the hotel exceeds its fair value.

The impairment write-down recorded in the three and six months ended June 30, 2014 was determined as the excess of the carrying value of the two impaired hotels exceeding the sum of (i) the discounted cash flows expected from the operation of the hotels through the date of sale and (ii) the discounted allocated net sale prices of the hotels, which are the Company’s best estimate of the cash flows related to the hotels.

The following table presents quantitative information about significant unobservable inputs used in determining the fair value of the above noted nonfinancial assets ($ in thousands):

2014

Property Type	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Inputs
Hotels	$38,268	Discounted cash flows	Discount rate	12%
			Exit price per key	$79
			Hold period	6 months
			Revenue growth	3.9%
			Expense growth	4.5%

2013

Property Type	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Inputs
Hotel	$5,352	Discounted cash flows	Discount rate	12%
			Exit price per key	$40
			Hold period	2.3 years
			Revenue growth	6.1%
			Expense growth	4.3%

Non-controlling interest

Non-controlling interest represents Grace I’s proportionate share (99%) of the equity of W2007 Equity LP as provided for in its partnership agreement.  As of June 30, 2014, the majority of the Company’s activities were conducted by W2007 Equity LP and its subsidiaries, and thus are reflected in non-controlling interest. However, the litigation accrual (see Note 8) has been deemed to relate to Grace Acquisition I and therefore, not reflected in non-controlling interest.

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

The Taxable Entities have recorded a valuation allowance equal to 100% of the net deferred tax assets due to the uncertainty of realizing the benefit of their accumulated net operating losses.  For the three and six months ended June 30, 2014 and 2013, the

Taxable Entities’ effective tax rates were zero due to the uncertainty of realizing these net deferred tax assets.  As of June 30, 2014, the net operating losses begin to expire in 2022.

Segment reporting

As of June 30, 2014, the Company considered each of its hotels to be an operating segment, none of which meets the threshold for a reportable segment as prescribed by the authoritative accounting guidance.  The Company allocates resources and assesses operating performance based on each individual hotel.  Additionally, the Company aggregates these individually immaterial operating segments into one segment using the criteria established by the authoritative accounting guidance, including the similarities of its product offering, types of customers and method of providing service.

Reclassifications

Certain amounts in the condensed consolidated financial statements for the three and six months ended June 30, 2013 have been reclassified for discontinued operations. These reclassifications have no effect on the results of operations previously reported.

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

3.  NOTES PAYABLE:

The Company had the following notes payable outstanding (in thousands):

Indebtedness	Maturity Date	Interest Rate	June 30, 2014 Debt Balance	December 31, 2013 Debt Balance
GE Mortgage	Nov. 2014	LIBOR(1) + 6.86%(2)	$—	$955,266
Mortgages (7 hotels)	Dec. 2016	5.865%	77,994	78,766
Mortgages (6 hotels)	Oct. 2016	5.650%	25,160	25,582
Mortgages (6 hotels)	Dec. 2015	5.440%	49,886	50,772
Junior Subordinated Debt	Jul. 2035	LIBOR(3) + 2.85%	50,000	50,000
Mortgage A	Mar. 2015	5.770%	3,797	3,866
			$206,837	$1,164,252
Fair value adjustment			(2,017)	(2,527)
			$204,820	$1,161,725

(1)	LIBOR floor of 1%
(2)	Weighted average spread over 90-day LIBOR as of December 31, 2013
(3)	The 90-day LIBOR rates were 0.23% and 0.25% as of June 30, 2014 and December 31, 2013, respectively

On April 11, 2014, subsidiaries of Senior Mezz refinanced the GE Mortgage with new mortgage and mezzanine loans in an aggregate amount of $976 million originated by German American Capital Corporation (the GACC Loan).  In connection with the refinancing, the “cash trap” under the GE Mortgage and the cash flow pledge of the 20 hotels which were not collateral on the GE Mortgage ceased.  As a result of WNT’s exercise of the Purchase Option and the deconsolidation of Senior Mezz and its subsidiaries, the GACC Loan is not included in the Company’s condensed consolidated financial statements as of June 30, 2014.

The Company recognized interest on the GE Mortgage under the effective interest method.  In conjunction with the repayment of the GE Mortgage on April 11, 2014, the Company wrote-off the interest accrued under the effective interest method, but which was not due or payable to the lender. This write-off resulted in a gain of $13,199,329, which is included in gain on extinguishment of debt in the accompanying combined consolidated statements of operations and comprehensive loss.

During the three and six months ended June 30, 2014, GSMC earned interest of $50,000 and $552,000, respectively, under the GE Mortgage.  No interest was earned by GSMC under the GE Mortgage in the three or six months ended June 30, 2013.

During the three and six months ended June 30, 2014, the Company paid approximately $21,049,000 of deferred financing fees, of which a fee of approximately $3,904,000 was paid to GSMC in connection with the origination of the GACC Loan.  These deferred financing fees were transferred to WNT in connection with its exercise of the Purchase Option.

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

4.  PREFERRED STOCK:

In May 2008, Grace Acquisition I ceased dividend payments to its preferred shareholders due to the “cash trap” under the GE Mortgage.  The GACC Loan does not currently restrict the use of the Senior Mezz subsidiaries’ cash to the same extent that the GE Mortgage did (but it may in the future) and the pledge of the cash flow from the Company’s 20 hotels was terminated.  Grace Acquisition I’s board of directors did not declare a dividend for the 2014 second quarter due primarily to its current cash position, anticipated capital improvement projects at the Company’s hotels and the debt maturing in March 2015.  As of June 30, 2014, Grace Acquisition I had $79,855,000 in accumulated, undeclared preferred stock dividends.  Since at least six quarters of dividends on the Series B and C preferred stock are outstanding, the preferred shareholders are entitled to elect two members to the board of directors of Grace Acquisition I. Grace Acquisition I has attempted to hold three meetings to elect the new board members; however, at each meeting a quorum was not achieved and, therefore, an election did not occur.

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

The fair value of the Company’s notes payable is approximately $204,820,000 and $1,200,000,000 as of June 30, 2014 and December 31, 2013, respectively. The fair value of the Company’s notes payable was estimated based on a discounted cash flow analysis using a discount rate representing the Company’s estimate of the rate that would be used by market participants (Level 2 of the fair value hierarchy).  Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

6.  DISCONTINUED OPERATIONS:

In April and November 2013, the Company sold four of its hotels under individual mortgages.  The operating results of these four hotels have been reported as discontinued operations in the condensed consolidated statements of operations and comprehensive loss.  As the Company has a 3% interest in Senior Mezz and therefore has continuing involvement, the deconsolidation of Senior Mezz on April 11, 2014 is not reported as discontinued operations for the three and six months ended June 30, 2014 and 2013.

The following table summarizes the operating results of the discontinued operations (in thousands) for the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Hotel revenues	$5,161	$9,539
Direct hotel expenses	(2,759)	(5,422)
Property taxes, ground lease, insurance and property management fees	(555)	(1,002)
Corporate overhead	(16)	(69)
Asset management fees	(63)	(135)
Depreciation and amortization	(951)	(2,010)
Interest expense	(447)	(794)
Loss on sale of investment in real estate	(199)	(199)
Income (loss) from discontinued operations available to common shareholders	$171	$(92)

7.  PROPERTY TAX, GROUND LEASE, INSURANCE AND PROPERTY MANAGEMENT FEES:

Property tax, ground lease, insurance and property management fees from continuing operations consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Property tax	$1,145	$4,161	$5,565	$8,528
Ground lease	41	403	447	801
Insurance	289	1,039	1,384	2,101
Property management fees	696	2,219	2,890	4,215
	$2,171	$7,822	$10,286	$15,645

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

Shortly after the filing of the Johnson Lawsuit, the defendants removed the case to the United States District Court for the Western District of Tennessee (the Federal Court). In November 2013, the plaintiffs filed a motion to remand the case back to the Chancery Court, which the defendants opposed. On July 28, 2014, the Federal Court denied the plaintiffs’ motion to remand. In addition, in January 2014, the defendants also filed a motion to dismiss the Johnson Lawsuit and the motion was fully briefed on April 24, 2104. In October 2013, a similar lawsuit was filed by another plaintiff in the same Chancery Court (the Dent Lawsuit), alleging similar breaches against several of the same defendants named in the Johnson lawsuit, in addition to a former member of the Company’s board of directors. In January 2014, the plaintiffs and defendants in the Dent Lawsuit agreed to stay that case in favor of proceedings in the aforementioned Johnson Lawsuit. In August 2014, the Company and the other defendants entered into a non-binding memorandum of understanding with respect to a settlement of the claims raised in the Johnson Lawsuit. On August 22, 2014, the parties notified the Federal Court of the proposed settlement, and the Federal Court agreed that the parties would no longer be subject to pending deadlines in the current scheduling order. On September 2, 2014, in light of the proposed settlement, defendants filed a motion to withdraw their motion to dismiss without prejudice to renew that motion later. The Federal Court granted the motion. The parties submitted the proposed settlement stipulation and related papers to the Federal Court for approval on October 9, 2014, and filed additional papers in support of settlement on December 3, 2014 and March 20, 2015. The stipulation was preliminarily approved by the Federal Court on April 30, 2015 and remains subject to final approval by the Federal Court. The stipulation of settlement generally provides for the following: (1) the effectuation of a merger that will result in exchange of $26.00 in cash for each share of Series B and C preferred stock outstanding; (2) the establishment of a $6 million fund to be distributed pursuant to a plan of allocation to sellers of the Series B and C preferred stock; and (3) an award of $4 million in counsel fees, subject to approval by the Federal Court. Therefore, during the three months ended June 30, 2014, the Company accrued $24.25 million related to the agreement which is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets and in contingent loss on litigation settlement in the condensed consolidated statements of operations and comprehensive loss. The Company anticipates funding the settlement with cash on hand or, if necessary, funding from Whitehall. The Company expects that the settlement of the Johnson Lawsuit, if approved, will result in the release of those claims asserted in the Dent Lawsuit. Ongoing defense costs will be expensed as incurred.

As of June 30, 2014, all of the wholly owned hotels and hotels owned through the Company’s 3% interest in Senior Mezz are operated under franchise agreements and are licensed as Hampton Inn (43 hotels), Residence Inn (25), Courtyard (17), Hyatt Place (15), Homewood Suites (10), SpringHill Suites (7), Hilton Garden Inn (3), Fairfield Inn & Suites (2), Holiday Inn (1), Embassy Suites (1), Holiday Inn Express (1) and TownePlace Suites (1).

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

As of June 30, 2014, Whitehall had guaranteed up to $6,495,000 of the Company’s obligations under the franchise agreements with certain franchisors.

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

9.  SUBSEQUENT EVENTS:

The ARC Agreement was subsequently amended and restated on November 11, 2014 to exclude ten hotels from the sale (all ten of which are owned by subsidiaries of WNT), remove several closing contingencies and extend the closing date.  On February 27, 2015, 116 hotel assets, of which 20 were owned by the Company, were sold to affiliates of ARC Hospitality for a combined purchase price of $1.808 billion, of which $347 million related to the Company.

In the sale, the Company received approximately $22.2 million in cash subject to a post-closing adjustment to reflect actual proration of certain operating items and all of the Company’s remaining notes payable were repaid at closing. The Company’s subsidiaries were issued preferred equity interests with an initial capital balance of approximately $99.8 million in a newly-formed Delaware limited liability company, ARC Hospitality Portfolio II Holdco, LLC, which is the indirect owner of the 20 hotels sold by the Company.  The ARC Agreement provides for the payment of up to $2.9 million to ARC Hospitality if the actual real estate taxes incurred by them exceed certain stipulated amounts over the years ended December 31, 2016, 2017 and 2018.

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

In connection with the settlement of the Johnson Lawsuit, on May 10, 2015, Grace Acquisition I entered into an agreement and plan of merger (the Settlement Merger Agreement) with W2007 Grace II, LLC (Parent), W2007 Grace Acquisition II, Inc. (Merger Sub), and, solely for the purposes of certain payment obligations thereunder, PFD Holdings and Whitehall, pursuant to which Grace Acquisition I will be merged with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of Parent (the Settlement Merger).  Completion of the Settlement Merger is subject to numerous conditions including, but not limited to: (i) the approval of the Settlement Merger Agreement by the affirmative vote of a majority of all the votes entitled to be cast by the holders of Grace Acquisition I’s outstanding capital stock; (ii) the approval of the amendment to Grace Acquisition I’s amended and restated charter contemplated in the Settlement Merger Agreement; (iii) holders of no more than 7.5% of the outstanding shares of the preferred stock delivering (and not withdrawing) written notice of their intent to demand payment, if the Settlement Merger is effectuated, pursuant to Section 48-23-202 of the Tennessee Business Corporation Act; and (iv) the final approval and entry of a final and non-appealable order and judgment of a Stipulation and Agreement of Settlement dated October 8, 2014, as supplemented December 4, 2014, by the Federal Court in the Johnson Lawsuit (the Final Approval Condition).  The Settlement Merger may not be completed prior to the satisfaction or, other than with respect to the Final Approval Condition which may not be waived by the Company, waiver of the conditions to closing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2014.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements included in this 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2014. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year.  In this report, we use the terms “the Company,” “we” or “our” to refer to W2007 Grace Acquisition I, Inc. and its subsidiaries, unless the context indicates otherwise.

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

EXECUTIVE OVERVIEW

As of June 30, 2014, we primarily owned premium-branded, limited-service hotels in the upscale and upper midscale segments of the lodging industry, as these segments were defined by Smith Travel Research (STR), a leading source of lodging industry data.  Limited-service hotels typically generate most of their revenue from room rentals, have limited food and beverage outlets and meeting space and require fewer employees than traditional full-service hotels. We believe premium-branded, limited-service hotels have the potential to generate attractive returns relative to other types of hotels due to their ability to achieve revenue per available room (RevPAR) levels at or close to those achieved by traditional full-service hotels while achieving higher profit margins due to their more efficient operating model and less volatile cash flows.

In July 2012, WNT acquired, for $175,000,000, an option (Purchase Option) to purchase a 97% equity interest in W2007 Equity Inns Senior Mezz, LLC (Senior Mezz), a wholly owned subsidiary of the Company, from an affiliate of Goldman Sachs Mortgage Company (GSMC).  The Purchase Option was not effective or exercisable until certain notes payable of Senior Mezz and its subsidiaries had been paid in full.  On April 11, 2014, Senior Mezz and its subsidiaries refinanced the GE Mortgage Note Payable (see Note 3, Notes Payable in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in “Item 1, Condensed Consolidated Financial Statements (Unaudited)”) and WNT exercised the Purchase Option.  As a result of the loss of control of Senior Mezz, effective April 11, 2014, the Company deconsolidated Senior Mezz and began recognizing its 3% interest in the entity using the equity method.  The net assets transferred to WNT and the net decrease in equity are as follows (in thousands):

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

As of June 30, 2014, the Company wholly owned 20 hotels located in 13 states, which operated under franchise agreements with Marriott and Hilton.  As of June 30, 2014, the managers of these hotels were as follows:

Number of Hotels
Hilton Hotels Corporation	9
Gateway Lodging Co., Inc.	4
Pillar Hotels and Resorts, L.P.	3
McKibbon Hotel Group	2
Huntington Hotel Group	2
20

In addition, as of June 30, 2014, the Company owned a 3% interest in Senior Mezz which indirectly owned 106 hotels located in 34 states, which operate under franchise agreements with Marriott, Hilton, Hyatt and Intercontinental.  As of June 30, 2014, the managers of these hotels were as follows:

Number of Hotels
Hilton Hotels Corporation	37
Pillar Hotels and Resorts, L.P.	21
McKibbon Hotel Group	19
Huntington Hotel Group	11
Other (represented by four different management companies)	18
106

The diversity of our wholly owned portfolio was such that, as of June 30, 2014, no individual hotel exceeded 10% of the total rooms in the portfolio.  Our brand and segment diversity of the wholly owned hotels that were included in continuing operations as of June 30, 2014 is illustrated by the following table:

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

The diversity of the Senior Mezz portfolio was such that, as of June 30, 2014, no individual hotel exceeded 2% of the total rooms in the portfolio.  The brand and segment diversity of the Senior Mezz hotels that were included in continuing operations as of June 30, 2014 is illustrated by the following table:

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

We believe the geographic diversity of our hotel portfolio helped to limit our exposure to any one market.  The following table illustrates our geographical presence of our wholly owned hotels that were included in continuing operations by the number of rooms as of June 30, 2014:

Geographical Diversity

Region (as defined by STR):
East North Central	18.5%
East South Central	9.0%
Mountain	5.0%
New England	5.8%
Pacific	12.0%
South Atlantic	32.9%
West South Central	16.8%

The following table illustrates the geographical presence of the Senior Mezz hotels that were included in continuing operations by the number of rooms as of June 30, 2014:

Geographical Diversity

Region (as defined by STR):
East North Central	13.3%
East South Central	15.9%
Middle Atlantic	6.7%
Mountain	7.3%
New England	3.5%
Pacific	4.4%
South Atlantic	31.7%
West North Central	6.7%
West South Central	10.5%

We believe that multiple brands at the upscale and upper midscale levels helped to insulate our asset portfolio against the volatility of individual brand results relative to industry RevPAR performance.  The following tables summarize key performance indicators, by hotel, of the wholly owned hotels and the Senior Mezz hotels that were included in continuing operations for the periods below:

			3 Months Ended June 30, 2014			3 Months Ended June 30, 2013
Hotel Property	Location	Rooms	Occupancy	ADR	RevPar	Occupancy	ADR	RevPar
Hampton Inn	Alcoa, TN	118	83.9%	$72.26	$60.63	87.9%	$71.34	$62.73
SpringHill Suites	Asheville, NC	88	77.4%	$124.94	$96.67	75.6%	$115.11	$87.00
Homewood Suites	Augusta, GA	65	87.7%	$154.01	$135.11	80.4%	$146.64	$117.91
Hampton Inn	Austin, TX	121	79.2%	$109.82	$86.99	75.4%	$107.15	$80.80
Courtyard	Carlsbad, CA	145	77.1%	$125.15	$96.45	72.1%	$117.98	$85.00
Hampton Inn	College Station, TX	133	82.4%	$114.93	$94.72	73.3%	$109.17	$80.04
Courtyard	Dalton, GA	93	78.5%	$89.60	$70.36	71.2%	$90.26	$64.25
Hampton Inn	East Lansing, MI	86	83.4%	$121.32	$101.12	82.4%	$119.67	$98.60
Courtyard	Houston, TX	176	66.5%	$142.18	$94.53	68.2%	$137.61	$93.85
Hampton Inn	Indianapolis, IN	128	79.6%	$102.82	$81.86	74.8%	$91.28	$68.28
Residence Inn	Jacksonville, FL	78	90.2%	$95.59	$86.21	81.7%	$86.96	$71.08
Hilton Garden Inn	Louisville, KY	112	79.9%	$124.12	$99.23	74.1%	$118.79	$88.01
Hampton Inn	Milford, CT	148	77.1%	$84.30	$64.97	75.1%	$84.45	$63.40
Hampton Inn	Naperville, IL	129	71.3%	$104.97	$74.85	76.6%	$98.94	$75.75
Hampton Inn	Orlando, FL	170	79.6%	$96.10	$76.53	77.8%	$83.65	$65.06
Homewood Suites	Orlando, FL	252	82.0%	$109.82	$90.00	78.6%	$100.82	$79.20
Hilton Garden Inn	Rio Rancho, NM	129	74.0%	$85.42	$63.21	66.8%	$87.19	$58.21
TownePlace Suites	Savannah, GA	95	90.4%	$83.37	$75.34	77.1%	$77.89	$60.09
Homewood Suites	Seattle, WA	161	91.9%	$175.45	$161.28	86.8%	$155.55	$135.08
Hampton Inn	Urbana, IL	130	77.1%	$137.77	$106.22	72.9%	$141.65	$103.31
Subtotal wholly owned hotels		2,557	79.9%	$113.52	$90.66	76.2%	$107.31	$81.81
Hampton Inn	Addison, TX	158	74.2%	$84.05	$62.35	71.4%	$80.13	$57.24
Hampton Inn	Albany, NY	153	84.5%	$116.64	$98.57	85.7%	$106.56	$91.36
Hyatt Place	Albuquerque, NM	126	87.5%	$99.66	$87.21	88.9%	$99.62	$88.53
Courtyard	Asheville, NC	78	81.1%	$130.81	$106.08	78.0%	$117.30	$91.49
Courtyard	Athens, GA	105	76.0%	$107.35	$81.61	63.9%	$99.77	$63.75
Fairfield Inn & Suites	Atlanta, GA	143	67.2%	$83.01	$55.80	64.4%	$78.60	$50.64
Hyatt Place	Baton Rouge, LA	126	87.5%	$88.34	$77.31	72.4%	$98.25	$71.16
Hampton Inn	Beckley, WV	108	82.7%	$115.95	$95.88	87.0%	$115.13	$100.14
Hampton Inn	Birmingham, AL	129	71.2%	$107.40	$76.50	78.4%	$101.97	$79.97
Hyatt Place	Birmingham, AL	126	72.6%	$90.93	$65.99	67.1%	$91.53	$61.43
Hyatt Place	Bloomington, MN	126	88.3%	$107.26	$94.72	78.7%	$104.05	$81.86
Hyatt Place	Blue Ash, OH	125	66.8%	$95.36	$63.70	71.3%	$91.92	$65.53
Hampton Inn	Boca Raton, FL	94	72.4%	$112.08	$81.11	75.7%	$102.93	$77.95
Residence Inn	Boise, ID	104	86.2%	$104.09	$89.75	90.9%	$94.19	$85.60

			3 Months Ended June 30, 2014			3 Months Ended June 30, 2013
Hotel Property	Location	Rooms	Occupancy	ADR	RevPar	Occupancy	ADR	RevPar
Courtyard	Bowling Green, KY	93	80.9%	$98.51	$79.71	82.0%	$100.68	$82.57
Hampton Inn & Suites	Boynton Beach, FL	164	84.1%	$104.62	$88.03	81.8%	$99.48	$81.37
Hampton Inn	Charleston, SC	124	85.1%	$99.31	$84.48	83.9%	$87.67	$73.57
Hampton Inn	Chattanooga, TN	167	60.4%	$76.23	$46.03	57.4%	$83.09	$47.69
Residence Inn	Chattanooga, TN	76	89.6%	$116.94	$104.76	78.0%	$129.15	$100.76
Homewood Suites	Chicago, IL	233	86.1%	$210.78	$181.45	89.0%	$200.13	$178.17
Hampton Inn	Colorado Springs, CO	125	58.3%	$94.17	$54.92	56.2%	$90.87	$51.08
Residence Inn	Colorado Springs, CO	96	74.0%	$102.81	$76.12	72.6%	$102.90	$74.74
Hampton Inn	Columbus, GA	118	56.8%	$65.02	$36.93	66.7%	$67.28	$44.91
Hyatt Place	Columbus, OH	124	75.2%	$107.46	$80.80	74.6%	$98.95	$73.81
Courtyard	Dallas, TX	184	68.1%	$117.86	$80.32	71.1%	$112.15	$79.75
Fairfield Inn & Suites	Dallas, TX	116	70.6%	$101.19	$71.47	72.6%	$93.92	$68.17
Hampton Inn	Deerfield Beach, FL	106	80.5%	$99.44	$80.05	75.6%	$93.84	$70.95
Hampton Inn	Dublin, OH	123	80.1%	$104.79	$83.99	80.2%	$98.34	$78.85
Residence Inn	Eagan, MN	120	87.7%	$107.39	$94.22	89.2%	$93.64	$83.53
Residence Inn	El Segundo, CA	150	92.5%	$155.09	$143.47	92.0%	$142.77	$131.34
Courtyard	Elmhurst, IL	140	74.4%	$97.95	$72.85	79.0%	$92.79	$73.30
Hampton Inn	Fayetteville, NC	121	90.1%	$78.56	$70.76	83.7%	$75.25	$62.95
Hampton Inn & Suites	Franklin, TN	127	85.3%	$129.90	$110.86	80.1%	$123.71	$99.04
Hyatt Place	Franklin, TN	126	88.0%	$112.28	$98.81	77.6%	$110.03	$85.33
Residence Inn	Ft Myers, FL	78	69.9%	$105.04	$73.43	69.2%	$96.53	$66.78
Courtyard	Gainesville, FL	81	79.6%	$120.51	$95.89	79.6%	$114.81	$91.38
Hampton Inn	Gastonia, NC	107	81.0%	$97.29	$78.77	75.4%	$91.59	$69.01
Homewood Suites	Germantown, TN	92	90.2%	$109.68	$98.88	82.4%	$102.36	$84.39
Hyatt Place	Glen Allen, VA	124	75.0%	$93.91	$70.39	74.4%	$88.91	$66.12
Hampton Inn	Glen Burnie, MD	116	82.1%	$107.64	$88.42	75.6%	$103.60	$78.29
Hampton Inn	Grand Rapids, MI	84	82.9%	$129.36	$107.29	76.7%	$125.20	$96.07
SpringHill Suites	Grand Rapids, MI	76	78.4%	$124.54	$97.62	80.6%	$116.45	$93.81
Hampton Inn	Gurnee, IL	134	79.3%	$91.41	$72.51	76.6%	$93.13	$71.37
SpringHill Suites	Houston, TX	122	77.8%	$106.56	$82.90	77.4%	$95.48	$73.88
Hyatt Place	Indianapolis, IN	124	78.3%	$116.77	$91.39	73.2%	$111.36	$81.48
Courtyard	Jacksonville, FL	81	90.3%	$93.86	$84.74	84.9%	$86.42	$73.33
Hampton Inn	Kansas City, MO	120	77.4%	$113.25	$87.70	73.2%	$103.85	$76.06
Courtyard	Knoxville, TN	78	64.0%	$117.99	$75.55	75.2%	$124.60	$93.67

			3 Months Ended June 30, 2014			3 Months Ended June 30, 2013
Hotel Property	Location	Rooms	Occupancy	ADR	RevPar	Occupancy	ADR	RevPar
Residence Inn	Knoxville, TN	78	88.9%	$102.55	$91.18	85.8%	$104.64	$89.78
Hyatt Place	Las Vegas, NV	202	86.1%	$85.11	$73.28	81.4%	$85.45	$69.58
Courtyard	Lexington, KY	90	88.7%	$121.78	$108.04	85.1%	$116.02	$98.71
Residence Inn	Lexington, KY	91	89.9%	$109.37	$98.29	86.7%	$106.84	$92.62
SpringHill Suites	Lexington, KY	108	87.3%	$116.97	$102.11	85.7%	$102.23	$87.65
Hyatt Place	Linthicum Heights, MD	127	86.1%	$102.87	$88.58	82.7%	$100.82	$83.34
Courtyard	Louisville, KY	140	85.5%	$163.72	$140.05	84.5%	$146.57	$123.85
Residence Inn	Macon, GA	78	74.9%	$91.43	$68.45	77.1%	$91.31	$70.42
Hampton Inn	Madison Heights, MI	123	80.9%	$100.24	$81.05	87.9%	$93.87	$82.49
Hampton Inn	Maryland Heights, MO	122	72.3%	$107.55	$77.74	70.1%	$95.37	$66.85
Hampton Inn	Memphis, TN	124	81.7%	$115.13	$94.07	83.7%	$103.31	$86.44
Hyatt Place	Memphis, TN	126	84.0%	$99.15	$83.33	74.8%	$100.23	$75.00
Holiday Inn Express	Miami, FL	66	76.5%	$118.29	$90.50	75.9%	$113.27	$85.98
Hyatt Place	Miami, FL	124	84.8%	$107.96	$91.50	81.4%	$106.26	$86.48
Courtyard	Mobile, AL	78	63.8%	$91.67	$58.50	73.9%	$97.78	$72.27
Residence Inn	Mobile, AL	66	83.5%	$102.93	$85.95	81.6%	$109.17	$89.12
Residence Inn	Monmouth Junction, NJ	208	72.0%	$115.72	$83.35	59.2%	$120.34	$71.22
Hampton Inn	Morgantown, WV	107	80.0%	$124.64	$99.71	76.1%	$114.29	$86.98
Holiday Inn	Mt. Pleasant, SC	158	61.4%	$116.56	$71.53	81.6%	$107.97	$88.13
Hampton Inn	Norfolk, VA	117	68.1%	$96.10	$65.46	65.9%	$85.47	$56.31
Hampton Inn	Northville , MI	124	66.4%	$103.86	$69.02	68.5%	$96.74	$66.27
Residence Inn	Oklahoma City, OK	136	88.8%	$95.50	$84.81	86.8%	$99.97	$86.80
Residence Inn	Omaha, NE	80	77.3%	$120.31	$92.94	88.8%	$114.78	$101.98
Courtyard	Orlando, FL	112	70.3%	$104.37	$73.34	68.7%	$99.67	$68.45
Embassy Suites	Orlando, FL	246	79.6%	$119.72	$95.26	77.9%	$113.97	$88.75
Hampton Inn	Overland Park, KS	133	81.3%	$104.63	$85.09	66.3%	$96.21	$63.83
Hyatt Place	Overland Park, KS	124	77.4%	$98.18	$76.01	74.0%	$94.45	$69.90
Hampton Inn	Palm Beach Gardens, FL	116	78.1%	$108.58	$84.75	83.2%	$94.03	$78.22
Homewood Suites	Peabody, MA	85	80.1%	$129.74	$103.98	79.0%	$122.84	$97.09
Hampton Inn	Peabody, MA	120	80.4%	$122.63	$98.66	72.9%	$112.01	$81.68
Homewood Suites	Phoenix , AZ	124	76.8%	$114.08	$87.62	75.1%	$108.83	$81.70
Hampton Inn	Pickwick Dam, TN	50	66.7%	$107.78	$71.94	74.0%	$101.54	$75.10
Residence Inn	Portland, OR	168	88.2%	$139.33	$122.89	91.8%	$137.51	$126.30
Hilton Garden Inn	Round Rock, TX	122	77.5%	$103.18	$79.98	81.3%	$97.14	$78.96

			3 Months Ended June 30, 2014			3 Months Ended June 30, 2013
Hotel Property	Location	Rooms	Occupancy	ADR	RevPar	Occupancy	ADR	RevPar
SpringHill Suites	Round Rock, TX	104	73.6%	$101.56	$74.70	74.7%	$91.64	$68.47
Homewood Suites	San Antonio, TX	123	81.8%	$112.75	$92.27	81.5%	$109.47	$89.21
SpringHill Suites	San Antonio, TX	112	68.8%	$89.81	$61.80	66.2%	$87.42	$57.92
Residence Inn	San Diego, CA	95	86.1%	$151.92	$130.85	84.3%	$144.53	$121.80
SpringHill Suites	San Diego, CA	137	83.0%	$118.56	$98.43	76.1%	$118.14	$89.87
Courtyard	Sarasota, FL	81	74.7%	$105.75	$79.01	67.1%	$98.88	$66.39
Residence Inn	Sarasota, FL	78	90.2%	$110.15	$99.35	81.5%	$102.78	$83.75
Residence Inn	Savannah, GA	66	93.7%	$111.58	$104.50	90.2%	$108.56	$97.88
Hampton Inn	Scranton, PA	129	72.8%	$114.58	$83.41	77.8%	$110.64	$86.09
Homewood Suites	Sharonville, OH	111	73.5%	$109.69	$80.66	82.1%	$101.90	$83.61
Residence Inn	Somers Point, NJ	119	67.3%	$115.14	$77.53	74.4%	$111.95	$83.34
Hampton Inn	State College, PA	119	75.1%	$111.42	$83.64	67.9%	$107.16	$72.81
Courtyard	Tallahassee, FL	93	73.2%	$111.70	$81.73	71.5%	$112.65	$80.55
Residence Inn	Tallahassee, FL	78	80.7%	$115.61	$93.28	77.8%	$105.82	$82.37
Hyatt Place	Tampa, FL	124	86.7%	$113.16	$98.15	87.0%	$95.61	$83.22
Residence Inn	Tampa, FL	78	88.6%	$101.45	$89.91	85.8%	$97.20	$83.41
Residence Inn	Tampa, FL	102	77.3%	$106.81	$82.57	79.3%	$97.79	$77.51
Residence Inn	Tinton Falls, NJ	96	93.3%	$109.26	$101.95	96.8%	$109.36	$105.84
Residence Inn	Tucson, AZ	128	53.3%	$96.33	$51.36	52.2%	$100.43	$52.47
Hampton Inn	West Columbia, SC	120	70.9%	$86.55	$61.40	70.5%	$84.77	$59.80
Hampton Inn	West Palm Beach, FL	110	70.4%	$106.90	$75.23	79.2%	$97.59	$77.31
Hampton Inn	Westlake, OH	122	82.6%	$109.95	$90.79	78.3%	$104.35	$81.67
Residence Inn	Williston, VT	96	77.6%	$119.41	$92.72	84.2%	$106.26	$89.50
Homewood Suites	Windsor Locks, CT	132	79.3%	$114.86	$91.03	75.0%	$116.17	$87.09
Subtotal Senior Mezz Hotels		12,377	78.5%	$110.52	$86.71	77.3%	$105.63	$81.70
		14,934	78.7%	$111.04	$87.38	77.2%	$105.92	$81.72

			6 Months Ended June 30, 2014			6 Months Ended June 30, 2013
Hotel Property	Location	Rooms	Occupancy	ADR	RevPar	Occupancy	ADR	RevPar
Hampton Inn	Alcoa, TN	118	79.5%	$71.55	$56.89	81.0%	$71.89	$58.25
SpringHill Suites	Asheville, NC	88	69.6%	$107.42	$74.73	68.3%	$103.41	$70.62
Homewood Suites	Augusta, GA	65	85.4%	$132.86	$113.44	77.3%	$127.26	$98.40
Hampton Inn	Austin, TX	121	76.4%	$112.96	$86.27	72.9%	$109.87	$80.12
Courtyard	Carlsbad, CA	145	72.2%	$119.87	$86.57	67.1%	$112.63	$75.62
Hampton Inn	College Station, TX	133	79.4%	$111.08	$88.22	69.9%	$104.97	$73.40
Courtyard	Dalton, GA	93	72.9%	$89.58	$65.30	69.4%	$89.00	$61.80
Hampton Inn	East Lansing, MI	86	78.8%	$120.23	$94.71	77.6%	$118.09	$91.68
Courtyard	Houston, TX	176	67.0%	$137.93	$92.38	65.8%	$134.09	$88.26
Hampton Inn	Indianapolis, IN	128	72.6%	$97.10	$70.48	63.3%	$90.77	$57.46
Residence Inn	Jacksonville, FL	78	85.8%	$95.87	$82.28	82.1%	$87.49	$71.84
Hilton Garden Inn	Louisville, KY	112	72.8%	$121.41	$88.39	70.0%	$114.65	$80.23
Hampton Inn	Milford, CT	148	64.4%	$81.91	$52.75	65.9%	$82.69	$54.52
Hampton Inn	Naperville, IL	129	62.9%	$100.47	$63.21	60.7%	$98.34	$59.67
Hampton Inn	Orlando, FL	170	82.7%	$97.97	$81.04	78.2%	$91.12	$71.28
Homewood Suites	Orlando, FL	252	85.9%	$112.27	$96.41	80.2%	$107.55	$86.20
Hilton Garden Inn	Rio Rancho, NM	129	66.3%	$85.00	$56.36	65.1%	$84.66	$55.12
TownePlace Suites	Savannah, GA	95	84.9%	$78.58	$66.72	68.8%	$74.18	$51.05
Homewood Suites	Seattle, WA	161	84.2%	$160.87	$135.48	81.0%	$146.31	$118.46
Hampton Inn	Urbana, IL	130	75.1%	$127.15	$95.44	67.1%	$133.16	$89.38
Subtotal wholly owned hotels		2,557	75.9%	$109.80	$83.34	71.7%	$105.46	$75.60
Hampton Inn	Addison, TX	158	74.4%	$81.55	$60.70	70.8%	$81.57	$57.72
Hampton Inn	Albany, NY	153	74.5%	$117.17	$87.30	75.3%	$107.79	$81.21
Hyatt Place	Albuquerque, NM	126	80.8%	$98.63	$79.70	80.8%	$98.75	$79.82
Courtyard	Asheville, NC	78	71.4%	$114.43	$81.68	70.9%	$106.14	$75.30
Courtyard	Athens, GA	105	70.2%	$104.23	$73.16	62.4%	$97.14	$60.59
Fairfield Inn & Suites	Atlanta, GA	143	66.1%	$80.86	$53.46	58.3%	$78.77	$45.92
Hyatt Place	Baton Rouge, LA	126	76.7%	$90.32	$69.27	66.4%	$98.30	$65.31
Hampton Inn	Beckley, WV	108	75.9%	$112.85	$85.64	81.5%	$113.28	$92.36
Hampton Inn	Birmingham, AL	129	70.2%	$106.74	$74.97	74.4%	$101.83	$75.81
Hyatt Place	Birmingham, AL	126	67.7%	$89.96	$60.90	65.1%	$88.10	$57.40
Hyatt Place	Bloomington, MN	126	82.4%	$103.55	$85.32	77.4%	$96.90	$75.02
Hyatt Place	Blue Ash, OH	125	59.9%	$93.94	$56.31	61.1%	$89.67	$54.82
Hampton Inn	Boca Raton, FL	94	79.3%	$142.21	$112.80	81.7%	$126.17	$103.12
Residence Inn	Boise, ID	104	80.1%	$100.54	$80.49	81.3%	$92.01	$74.78
Courtyard	Bowling Green, KY	93	73.6%	$96.48	$70.99	77.8%	$99.17	$77.16
Hampton Inn & Suites	Boynton Beach, FL	164	88.0%	$131.66	$115.81	84.4%	$123.02	$103.85

			6 Months Ended June 30, 2014			6 Months Ended June 30, 2013
Hotel Property	Location	Rooms	Occupancy	ADR	RevPar	Occupancy	ADR	RevPar
Hampton Inn	Charleston, SC	124	77.9%	$93.79	$73.11	71.3%	$85.47	$60.98
Hampton Inn	Chattanooga, TN	167	51.4%	$75.66	$38.87	53.6%	$82.00	$43.93
Residence Inn	Chattanooga, TN	76	79.0%	$114.86	$90.71	76.5%	$125.67	$96.16
Homewood Suites	Chicago, IL	233	79.4%	$170.31	$135.29	81.1%	$168.25	$136.52
Hampton Inn	Colorado Springs, CO	125	47.4%	$86.93	$41.17	42.3%	$86.35	$36.53
Residence Inn	Colorado Springs, CO	96	63.3%	$99.44	$62.91	58.0%	$100.59	$58.39
Hampton Inn	Columbus, GA	118	53.3%	$63.66	$33.92	60.4%	$67.12	$40.56
Hyatt Place	Columbus, OH	124	68.6%	$103.94	$71.26	66.8%	$95.36	$63.68
Courtyard	Dallas, TX	184	70.3%	$118.49	$83.30	70.2%	$113.82	$79.96
Fairfield Inn & Suites	Dallas, TX	116	71.8%	$101.01	$72.48	72.2%	$95.64	$69.06
Hampton Inn	Deerfield Beach, FL	106	86.9%	$122.99	$106.88	83.1%	$113.82	$94.63
Hampton Inn	Dublin, OH	123	72.3%	$101.59	$73.44	69.0%	$97.11	$67.04
Residence Inn	Eagan, MN	120	81.4%	$105.16	$85.63	75.9%	$94.58	$71.81
Residence Inn	El Segundo, CA	150	90.2%	$150.83	$136.00	89.7%	$141.04	$126.53
Courtyard	Elmhurst, IL	140	65.5%	$95.28	$62.43	65.1%	$92.65	$60.33
Hampton Inn	Fayetteville, NC	121	87.0%	$78.16	$68.03	85.5%	$76.73	$65.60
Hampton Inn & Suites	Franklin, TN	127	79.5%	$125.25	$99.58	75.4%	$121.40	$91.58
Hyatt Place	Franklin, TN	126	79.9%	$108.71	$86.86	71.0%	$109.49	$77.74
Residence Inn	Ft Myers, FL	78	79.0%	$128.22	$101.36	75.8%	$115.77	$87.78
Courtyard	Gainesville, FL	81	82.6%	$116.99	$96.69	82.3%	$110.70	$91.07
Hampton Inn	Gastonia, NC	107	75.9%	$97.92	$74.27	70.8%	$91.52	$64.77
Homewood Suites	Germantown, TN	92	88.9%	$106.28	$94.47	77.0%	$101.47	$78.18
Hyatt Place	Glen Allen, VA	124	66.7%	$94.35	$62.89	64.6%	$90.95	$58.72
Hampton Inn	Glen Burnie, MD	116	71.8%	$102.65	$73.68	63.9%	$102.47	$65.52
Hampton Inn	Grand Rapids, MI	84	78.8%	$126.27	$99.56	73.4%	$121.85	$89.50
SpringHill Suites	Grand Rapids, MI	76	74.2%	$121.80	$90.34	74.4%	$114.61	$85.22
Hampton Inn	Gurnee, IL	134	72.3%	$90.01	$65.08	66.4%	$87.98	$58.45
SpringHill Suites	Houston, TX	122	77.9%	$104.57	$81.50	74.6%	$92.24	$68.82
Hyatt Place	Indianapolis, IN	124	69.8%	$111.97	$78.20	66.7%	$106.98	$71.33
Courtyard	Jacksonville, FL	81	88.3%	$96.71	$85.38	81.4%	$88.18	$71.74
Hampton Inn	Kansas City, MO	120	64.8%	$110.78	$71.81	62.3%	$104.29	$65.00
Courtyard	Knoxville, TN	78	59.5%	$115.91	$69.02	69.0%	$124.08	$85.64
Residence Inn	Knoxville, TN	78	80.3%	$103.03	$82.74	78.8%	$106.33	$83.77
Hyatt Place	Las Vegas, NV	202	85.9%	$91.15	$78.29	77.0%	$88.58	$68.25

			6 Months Ended June 30, 2014			6 Months Ended June 30, 2013
Hotel Property	Location	Rooms	Occupancy	ADR	RevPar	Occupancy	ADR	RevPar
Courtyard	Lexington, KY	90	84.7%	$114.12	$96.61	80.3%	$109.88	$88.28
Residence Inn	Lexington, KY	91	81.0%	$105.87	$85.71	77.9%	$103.84	$80.88
SpringHill Suites	Lexington, KY	108	81.3%	$108.60	$88.30	77.1%	$99.11	$76.42
Hyatt Place	Linthicum Heights, MD	127	80.7%	$97.71	$78.82	79.5%	$96.34	$76.56
Courtyard	Louisville, KY	140	79.1%	$151.50	$119.77	74.1%	$138.95	$103.03
Residence Inn	Macon, GA	78	71.6%	$90.80	$65.04	71.9%	$91.64	$65.86
Hampton Inn	Madison Heights, MI	123	77.4%	$99.64	$77.15	76.8%	$93.85	$72.07
Hampton Inn	Maryland Heights, MO	122	63.4%	$105.12	$66.61	60.0%	$95.68	$57.40
Hampton Inn	Memphis, TN	124	78.5%	$110.61	$86.83	77.8%	$101.15	$78.65
Hyatt Place	Memphis, TN	126	77.1%	$97.22	$74.96	67.8%	$98.23	$66.64
Holiday Inn Express	Miami, FL	66	84.9%	$129.68	$110.05	84.1%	$123.25	$103.59
Hyatt Place	Miami, FL	124	85.6%	$126.52	$108.36	86.8%	$118.78	$103.12
Courtyard	Mobile, AL	78	64.9%	$97.46	$63.29	72.1%	$97.97	$70.60
Residence Inn	Mobile, AL	66	86.3%	$104.00	$89.73	78.2%	$109.95	$85.94
Residence Inn	Monmouth Junction, NJ	208	59.8%	$113.45	$67.84	56.2%	$114.48	$64.35
Hampton Inn	Morgantown, WV	107	75.6%	$118.31	$89.39	71.5%	$111.13	$79.50
Holiday Inn	Mt. Pleasant, SC	158	50.3%	$109.76	$55.20	67.5%	$101.37	$68.39
Hampton Inn	Norfolk, VA	117	61.8%	$91.28	$56.38	62.0%	$85.69	$53.10
Hampton Inn	Northville , MI	124	59.5%	$103.38	$61.53	61.7%	$95.85	$59.19
Residence Inn	Oklahoma City, OK	136	84.6%	$93.70	$79.22	79.9%	$93.73	$74.93
Residence Inn	Omaha, NE	80	73.7%	$114.31	$84.20	77.7%	$110.78	$86.13
Courtyard	Orlando, FL	112	75.2%	$106.31	$79.92	73.6%	$102.08	$75.08
Embassy Suites	Orlando, FL	246	83.2%	$125.78	$104.61	80.9%	$117.82	$95.36
Hampton Inn	Overland Park, KS	133	71.8%	$99.30	$71.33	53.9%	$97.78	$52.73
Hyatt Place	Overland Park, KS	124	66.0%	$96.73	$63.89	62.7%	$92.80	$58.18
Hampton Inn	Palm Beach Gardens, FL	116	84.8%	$143.16	$121.37	87.2%	$123.94	$108.06
Homewood Suites	Peabody, MA	85	69.6%	$119.36	$83.02	72.0%	$115.45	$83.16
Hampton Inn	Peabody, MA	120	63.0%	$113.95	$71.84	60.7%	$105.11	$63.80
Homewood Suites	Phoenix , AZ	124	82.1%	$134.56	$110.48	80.3%	$123.96	$99.54
Hampton Inn	Pickwick Dam, TN	50	59.7%	$106.95	$63.90	65.8%	$98.33	$64.75
Residence Inn	Portland, OR	168	84.8%	$134.70	$114.21	85.6%	$130.30	$111.51
Hilton Garden Inn	Round Rock, TX	122	74.1%	$107.22	$79.49	75.4%	$100.26	$75.62
SpringHill Suites	Round Rock, TX	104	70.0%	$101.65	$71.20	69.0%	$92.33	$63.68
Homewood Suites	San Antonio, TX	123	81.4%	$112.52	$91.55	81.4%	$108.46	$88.31

			6 Months Ended June 30, 2014			6 Months Ended June 30, 2013
Hotel Property	Location	Rooms	Occupancy	ADR	RevPar	Occupancy	ADR	RevPar
SpringHill Suites	San Antonio, TX	112	68.0%	$88.40	$60.08	66.5%	$85.76	$57.04
Residence Inn	San Diego, CA	95	86.9%	$148.98	$129.42	86.0%	$142.91	$122.97
SpringHill Suites	San Diego, CA	137	79.3%	$116.48	$92.42	72.9%	$116.88	$85.21
Courtyard	Sarasota, FL	81	81.7%	$117.92	$96.29	75.3%	$111.45	$83.95
Residence Inn	Sarasota, FL	78	91.0%	$123.53	$112.46	84.9%	$114.86	$97.50
Residence Inn	Savannah, GA	66	85.5%	$109.91	$94.01	86.9%	$108.34	$94.13
Hampton Inn	Scranton, PA	129	63.0%	$111.78	$70.42	69.7%	$108.37	$75.55
Homewood Suites	Sharonville, OH	111	67.5%	$107.08	$72.24	67.5%	$102.10	$68.90
Residence Inn	Somers Point, NJ	119	53.4%	$110.07	$58.76	74.1%	$105.96	$78.50
Hampton Inn	State College, PA	119	66.7%	$104.18	$69.54	59.3%	$102.72	$60.92
Courtyard	Tallahassee, FL	93	74.8%	$113.24	$84.71	72.2%	$109.80	$79.32
Residence Inn	Tallahassee, FL	78	79.5%	$115.30	$91.65	78.0%	$104.06	$81.16
Hyatt Place	Tampa, FL	124	89.7%	$119.83	$107.45	90.1%	$105.89	$95.37
Residence Inn	Tampa, FL	78	89.6%	$104.47	$93.56	87.8%	$98.65	$86.58
Residence Inn	Tampa, FL	102	81.8%	$110.47	$90.41	78.1%	$102.60	$80.18
Residence Inn	Tinton Falls, NJ	96	90.0%	$105.96	$95.39	96.7%	$107.93	$104.32
Residence Inn	Tucson, AZ	128	57.9%	$106.43	$61.64	63.9%	$107.62	$68.77
Hampton Inn	West Columbia, SC	120	68.5%	$83.78	$57.41	65.8%	$85.02	$55.96
Hampton Inn	West Palm Beach, FL	110	81.2%	$135.79	$110.31	84.5%	$121.28	$102.49
Hampton Inn	Westlake, OH	122	69.8%	$107.11	$74.76	68.5%	$103.06	$70.58
Residence Inn	Williston, VT	96	67.3%	$113.49	$76.39	81.0%	$101.68	$82.31
Homewood Suites	Windsor Locks, CT	132	73.8%	$114.28	$84.34	70.7%	$114.71	$81.12
Subtotal Senior Mezz Hotels		12,377	74.3%	$110.33	$81.95	72.8%	$105.82	$77.08
		14,934	74.5%	$110.24	$82.18	72.6%	$105.76	$76.83

The U.S. lodging industry continued to exhibit positive fundamentals during the first six months of 2014.  While there continued to be concerns about a slow-moving national economy and the potential adverse effect from government sequestration, corporate profits and employment continued to improve in the United States.

The strength in corporate transient, group and leisure travel, specifically in the major urban markets, continued to drive increases in occupancy and average daily rates. New hotel supply remained at historically low levels and was expected to remain low given the lack of available financing for new hotel construction. As of June 30, 2014, we believed that we would see a long and healthy recovery in the lodging industry and believed our properties would have significant opportunities to achieve significant growth in their operating cash flows and long-term economic values.

RESULTS OF OPERATIONS

The following tables summarize the change in key line items from the Company’s unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months ended June 30,			Six Months ended June 30,
	2014	2013	Change	2014	2013	Change
Total hotel revenues	$33,233	$114,854	$(81,621)	$140,662	$215,101	$(74,439)
Direct hotel expenses	17,740	64,818	47,078	81,290	125,071	43,781
Property tax, ground lease, insurance and property management fees	2,171	7,822	5,651	10,286	15,645	5,359
Corporate overhead	1,458	1,275	(183)	2,736	3,017	281
Asset management fees	470	1,756	1,286	2,380	3,503	1,123
Depreciation and amortization	5,485	20,785	15,300	26,411	41,442	15,031
Impairment charges	7,582	1,757	(5,825)	7,582	1,757	(5,825)
Operating income (loss)	(1,673)	16,641	(18,314)	9,977	24,666	(14,689)
Equity in loss from Senior Mezz	(1,242)	—	(1,242)	(1,242)	—	(1,242)
Interest income	17	20	(3)	40	40	—
Interest expense	(5,672)	(20,927)	15,255	(25,377)	(41,689)	16,312
Other income	6	20	(14)	15	98	(83)
Contingent loss on litigation settlement	(24,250)	—	(24,250)	(24,250)	—	(24,250)
Net loss on extinguishment of debt	13,199	—	13,199	13,199	—	13,199
Loss from continuing operations	(19,615)	(4,246)	(15,369)	(27,638)	(16,885)	(10,753)
Income (loss) from discontinued operations	—	171	(171)	—	(92)	92
Net loss	(19,615)	(4,075)	(15,540)	(27,638)	(16,977)	(10,661)
Net loss attributable to non-controlling interest	(4,787)	3,946	(8,733)	3,017	16,387	(13,370)
Net loss attributable to the Company	$(24,402)	$(129)	$(24,273)	$(24,621)	$(590)	$(24,031)

Comparison of the three and six months ended June 30, 2014 and 2013

Total hotel revenues

Rooms revenue for the three months ended June 30, 2014 decreased $78.9 million, or 71.0%, to $32.2 million from $111.0 million for the three months ended June 30, 2013.  The decrease in rooms revenue was principally due to the deconsolidation of the 106 Senior Mezz hotels.  Both food and beverage and other revenue, which consisted mainly of guest telephone charges, equipment rentals, vending income, in-room movie sales, parking and business centers, experienced decreases consistent with the decrease in room revenues on a percentage basis.

Rooms revenue for the six months ended June 30, 2014 decreased $72.1 million, or 34.7%, to $135.6 million from $207.6 million for the six months ended June 30, 2013.  The decrease in rooms revenue was principally due to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014.  Both food and beverage and other revenue, which consists mainly of guest telephone charges, equipment rentals, vending income, in-room movie sales, parking and business centers, experienced decreases consistent with the decrease in room revenues on a percentage basis.

Direct hotel expenses

Direct hotel expenses consisted of direct expenses from departments associated with related revenue streams (departmental expenses) and non-departmental expenses associated with operating the hotels. We experienced decreases of $22.3 million in departmental expenses and $24.8 million in non-departmental expenses during the three months ended June 30, 2014.  The decrease in these expenses was consistent with the decrease in hotel revenues over the same period.  Direct hotel expenses were 53.4% and 56.4% of total hotel revenues for three months ended June 30, 2014 and 2013, respectively, and this change was due primarily to the change in the mix of hotel brands that remain after the deconsolidation of the Senior Mezz hotels.

We experienced decreases of $20.9 million in departmental expenses and $22.9 million in non-departmental expenses during the six months ended June 30, 2014.  The decrease in these expenses was consistent with the decrease in hotel revenues over the same period.  Direct hotel expenses were 57.8% and 58.1% of total hotel revenues for six months ended June 30, 2014 and 2013, respectively.

Property tax, ground lease, insurance and property management fees

Property tax, ground lease, insurance and property management fees decreased $5.7 million for the three months ended June 30, 2014 to $2.2 million, primarily related to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014 partially offset by higher base management fees and to a lesser extent increased real estate taxes and insurance.

Property tax, ground lease, insurance and property management fees decreased $5.4 million for the six months ended June 30, 2014 to $10.3 million, primarily related to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014, partially offset by higher base management fees and to a lesser extent increased real estate taxes and insurance.

Corporate overhead

Corporate overhead expenses increased $0.2 million to $1.5 million for the three months ended June 30, 2014 compared to $1.3 million for the three months ended June 30, 2013.  This increase was primarily attributable to an increase in legal, tax and audit fees partially offset by decreases in insurance expense, deductibles on certain insurance claims and franchise tax expense.

Corporate overhead expenses decreased $0.3 million to $2.7 million for the six months ended June 30, 2014 compared to $3.0 million for the six months ended June 30, 2013.  This decrease was primarily attributable to decreases in insurance expense, environmental expenses, deductibles on certain insurance claims and franchise tax expense partially offset by increases in legal, tax and audit fees.

Asset management fees

Asset management fees decreased $1.3 million to $0.5 million for the three months ended June 30, 2014 compared to $1.8 million for the three months ended June 30, 2013.  This decrease was due to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014 and the resultant decrease in asset management fees related to our hotels.

Asset management fees decreased $1.1 million to $2.4 million for the six months ended June 30, 2014 compared to $3.5 million for the six months ended June 30, 2013.  This decrease was due to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014 and the resultant decrease in asset management fees related to our hotels.

Depreciation and amortization

Depreciation and amortization decreased $15.3 million to $5.5 million for the three months ended June 30, 2014 compared to $20.8 million for the three months ended June 30, 2013.  This decrease was due to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014 and the resultant decrease in depreciation on our hotels.

Depreciation and amortization decreased $15.0 million to $26.4 million for the six months ended June 30, 2014 compared to $41.4 million for the six months ended June 30, 2013.  This decrease was due to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014 and the resultant decrease in depreciation on our hotels.

Equity in loss from Senior Mezz

For the three and six months ended June 30, 2014, equity in loss from Senior Mezz was $1.2 million and related to our 3% equity interest in Senior Mezz.

Interest expense

Interest expense decreased $15.3 million to $5.7 million for the three months ended June 30, 2014 compared to $20.9 million for the three months ended June 30, 2013.  The decrease was primarily due to the payoff of the GE Mortgage on April 11, 2014 and normal principal amortization on our other mortgages.

Interest expense decreased $16.3 million to $25.4 million for the six months ended June 30, 2014 compared to $41.7 million for the six months ended June 30, 2013.  The decrease was primarily due to the payoff of the GE Mortgage on April 11, 2014 and normal principal amortization on our other mortgages.

Contingent loss on litigation settlement

As discussed more fully in Note 8, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in “Item 1. Condensed Consolidated Financial Statements (Unaudited),” in August 2014, the Company and certain other defendants entered into a non-binding memorandum of understanding with respect to a settlement of the claims raised in the Johnson Lawsuit.  The agreement generally provides for the following: (1) the effectuation of a merger that will result in exchange of $26.00 in cash for each share of Series B and C preferred stock outstanding; (2) the establishment of a $6 million fund to be distributed pursuant to a plan of allocation to sellers of the Series B and C preferred stock; and (3) the payment of reasonable counsel fees, as awarded by the Court.  Therefore during the three and six months ended June 30, 2014, the Company accrued $24.25 million related to the agreement which is included in contingent loss on litigation settlement.  The Company anticipates funding the settlement with cash on hand or, if necessary, funding from Whitehall.  Ongoing defense costs will be expensed as incurred and could be significant.

Gain on extinguishment of debt

The Company recognized interest on the GE Mortgage under the effective interest method.  In conjunction with the repayment of the GE Mortgage on April 11, 2014, the Company wrote-off the interest accrued under the effective interest method, but which was not due or payable to the lender. This write-off resulted in a gain of $13,199,329 during the three and six months ended June 30, 2014 which is included in gain on extinguishment of debt.

Loss from discontinued operations

For the three months ended June 30, 2013, income from discontinued operations was $0.2 million.  The income from discontinued operations related primarily to the operating income on the hotels included in discontinued operations.

For the six months ended June 30, 2013, income from discontinued operations was $0.1 million.  The loss from discontinued operations related primarily to the operating income on the hotels included in discontinued operations offset by the loss on the sale of the hotels.

Net loss

As a result of the foregoing, we recorded a net loss of $19.6 million for the three months ended June 30, 2014 compared to a net loss of $4.1 million for the three months ended June 30, 2013.  Also as a result of the foregoing, we recorded a net loss of $27.6 million for the six months ended June 30, 2014 compared to a net loss of $17.0 million for the six months ended June 30, 2013.

Net loss attributable to non-controlling interest

Non-controlling interest represents the interest not owned by us in our subsidiary and, indirectly, our hotels. The net loss attributable to non-controlling interest was $(4.8) million for the three months ended June 30, 2014 compared to $3.9 million for the three months ended June 30, 2013.  This change was primarily due to the contingent loss on litigation settlement that was solely attributable to the Company.

The net loss attributable to non-controlling interest decreased to $3.0 million for the six months ended June 30, 2014 from a $16.4 million for the six months ended June 30, 2013.  This change was primarily due to the contingent loss on litigation settlement that was solely attributable to the Company.

Net loss attributable to the Company

Net loss available to the Company represents the net loss not attributable to non-controlling interests.  The net loss attributable to the Company increased to $24.4 million for the three months ended June 30, 2014 from $0.1 million for the three months ended June 30, 2013.  The net loss attributable to the Company increased to $24.6 million for the six months ended June 30, 2014 from $0.6 million for the six months ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, the Company’s principal source of cash to meet its operating requirements was from the results of operations from the Company’s hotels.  As of June 30, 2014, the Company expected that its operating cash flows would be sufficient to fund the continuing operations of the Company, including required debt service obligations and other reserves required by the terms of its existing debt agreements.  If necessary, the Company expected to fund any short term liquidity requirements above the operating cash flows with cash and cash equivalents currently on hand as well as cash flows restricted for use under the Company’s notes payable.

As discussed previously, during the three months ended June 30, 2014, the Company accrued $24.25 million related to a memorandum of understanding related to a legal settlement.  The Company anticipates funding the settlement with cash on hand or, if necessary, funding from Whitehall.

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

Operating activities

Net cash flows from operating activities were $16.0 million and $42.0 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in cash flows from operating activities was primarily due to the deconsolidation of the 106 Senior Mezz hotels and the payment of accrued interest on notes payable.

Investment activities

Net cash flow provided by investing activities was $23.6 million for the six months ended June 30, 2014, which consisted of $7.5 million of capital additions to hotels, $1.4 million of proceeds from insurance and a decrease in restricted cash of $29.7 million.

Net cash flow used in investing activities was $28.1 million for the six months ended June 30, 2013, which primarily consisted of $14.4 million of capital additions to hotels and an increase in restricted cash of $18.9 million partially offset by proceeds from the sale of hotels and property casualty insurance.

Financing activities

Net cash flow used in financing activities was $41.7 million and $5.7 million for the six months ended June 30, 2014 and 2013, respectively.  During 2014, the net cash flow used related to $957.4 million in principal payments on the Company’s notes payable, $976.0 million in proceeds from the Company’s notes payable, $21.0 million of payment of deferred financing costs and $38.9 million of cash transferred in connection with the exercise of the Purchase Option.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2014, there had been no material changes since December 31, 2013, outside of the ordinary course of business, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014. As of June 30, 2014, we had no off-balance-sheet arrangements with any party nor did we anticipate any such arrangements.

INFLATION

Operators of hotels in general possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of the companies that managed our hotels to raise room rates.

SEASONALITY

Some of the Company’s hotel operations have historically been seasonal.  Generally, hotel revenues have been greater in the second and third calendar quarters than in the first and fourth calendar quarters. This seasonality pattern causes fluctuations in the operating results. As of June 30, 2014, to the extent that cash flows from our hotel operations were insufficient to fund our operating or investing requirements, we expected to fund seasonal-related shortfalls with cash flows restricted for use under the Company’s notes payable.

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

The following tables reconcile net loss to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(19,615)	$(4,075)	$(27,638)	$(16,977)
Interest income	(17)	(20)	(40)	(40)
Interest expense	5,672	20,927	25,377	41,689
Interest expense, discontinued operations	—	447	—	794
Depreciation and amortization	5,485	20,785	26,411	41,442
Depreciation and amortization, discontinued operations	—	951	—	2,010
EBITDA	(8,475)	39,015	24,110	68,918
Equity in loss from Senior Mezz	1,242	—	1,242	—
Contingent loss on litigation settlement	24,250	—	24,250	—
Gain on extinguishment of debt	(13,199)	—	(13,199)	—
Impairment charges	7,582	1,757	7,582	1,757
Loss on sale of real estate, discontinued operations	—	199	—	199
Adjusted EBITDA	$11,400	$40,971	$43,985	$70,874

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments.  As of June 30, 2014, our primary market risk exposure was to changes in interest rates on our variable rate debt. As of June 30, 2014, we had approximately $50.0 million of total variable rate debt outstanding (or 24.2% of total indebtedness).  If market rates of interest on our variable rate debt outstanding as of June 30, 2014 had increased by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $0.5 million annually.

As of June 30, 2014, our interest rate risk objectives were to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we managed our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable. We entered into interest rate caps to mitigate our interest rate risk on a portion of our variable rate debt. We did not enter into derivative or interest rate transactions for speculative purposes.

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

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act) during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

We include the following additional disclosure with respect to the GACC Loan.

The GACC Loan has a term of two years with three one-year optional extensions, subject to certain conditions, including the following: (i) no event of default is continuing; (ii) the borrowers’ purchase (or extension) of interest rate protection for each extension option; (iii) payment of an extension fee of 0.25% for each of the second and third extension options; (iv) the  achievement of certain minimum debt yields for each extension option ; and (v) the payment of the lender’s reasonable, out-of-pocket costs in connection with the extensions.

The borrowers under the GACC Loan are permitted to prepay the mortgage loan at any time subject to the terms of the loan documents including the payment of the applicable spread maintenance premium and a pro rata prepayment of the mezzanine loan. Under certain circumstances, the borrowers may prepay the GACC Loan with respect to individual properties (i.e. upon their sale to a third party).  As a condition to the release of one or more individual properties, the borrowers will be required to prepay the GACC Loan by an aggregate amount equal to no less than a release price, calculated on the basis of the allocated loan amount for the applicable individual property.

The lender may accelerate the GACC Loan and declare the full outstanding balance (and all accrued and unpaid interest thereon) due and payable upon the occurrence of customary events of default, other than an event of default as a result of a borrower’s bankruptcy.

The GACC Loan is non-recourse to Whitehall and to the borrowers, subject to certain carveouts described below. Whitehall and the borrowers are liable to the extent of any actual loss, damage, out-of-pocket cost or expense, liability, claim or other obligation incurred by the applicable lender arising out of, among other things, the following (subject to certain exceptions): fraud, intentional misrepresentation, wrongful removal of personal property from the properties during an event of default, intentional physical waste, misappropriation of funds, failure to maintain required insurance policies, violations of certain special purpose entity (SPE) covenants not resulting in substantive consolidation of the assets of the borrowers with those of another person, liabilities with respect to previously divested properties and unpermitted ground lease modifications.

Further, the GACC Loan is full recourse to Whitehall and the  applicable borrowers in the event of, among other matters, (i) unpermitted voluntary secured financing, (ii) certain voluntary transfers of the properties or the equity interests in the applicable borrowers in violation of the provisions of the applicable loan documents, or (iii) subject to a cap on liability, voluntary bankruptcy filing or collusive involuntary bankruptcy, a consenting to appointment of custodian, receiver, trustee, or examiner, an assignment for the benefit of creditors, or violations of certain SPE covenants resulting in substantive consolidation of the assets of the applicable Borrowers with those of another person.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

10.1

Mortgage Loan Agreement, dated as of April 11, 2014 (the Mortgage Loan Agreement), among W2007 Equity Inns Realty, LLC, a Delaware limited liability company, and W2007 Equity Inns Realty, L.P., a Delaware limited partnership, as the mortgage borrowers, and German American Capital Corporation, as the Mortgage Lender (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the SEC on May 1, 2015).

10.2	First Amendment to the Mortgage Loan Agreement, dated as of June 18, 2014 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the SEC on May 1, 2015).

10.3

Mezzanine Loan Agreement, dated as April 11, 2014 (the Mezzanine Loan Agreement), between WNT Mezz I, LLC, a Delaware limited liability company, as the original borrower, and German American Capital Corporation, as the original Mezzanine Lender (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on May 1, 2015).

10.4	First Amendment to the Mezzanine Loan Agreement, dated as of June 18, 2014 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the SEC on May 1, 2015).

10.5

Real Estate Sale Agreement, dated May 23, 2014, by and among American Realty Capital Hospitality Portfolio Member, LLC, W2007 Equity Inns Realty, LLC, W2007 Equity Inns Realty, L.P., W2007 EQI Urbana Partnership, L.P., W2007 EQI Seattle Partnership, L.P., W2007 EQI Savannah 2 Partnership, L.P., W2007 EQI Rio Rancho Partnership, L.P., W2007 EQI Orlando Partnership, L.P., W2007 EQI Orlando 2 Partnership, L.P., W2007 EQI Naperville Partnership, L.P., W2007 EQI Milford Corporation, W2007 EQI Louisville Partnership, L.P., W2007 EQI Knoxville Partnership, L.P., W2007 EQI Jacksonville Partnership I, L.P., W2007 EQI Indianapolis Partnership, L.P., W2007 EQI Houston Partnership, L.P., W2007 EQI HI Austin Partnership, L.P., W2007 EQI East Lansing Partnership, L.P., W2007 EQI Dalton Partnership, L.P., W2007 EQI College Station Partnership, L.P., W2007 EQI Carlsbad Partnership, L.P., W2007 EQI Augusta Partnership, L.P. and W2007 EQI Asheville Partnership, L.P. (incorporated by reference to Exhibit 10.1 on American Realty Capital Hospitality Trust, Inc.’s Form 8-K, filed with the SEC on June 2, 2014).

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