Form 10-K
period 2013-12-31
W2007 Grace Acquisition I Inc
filed 2015-06-12
CIK 916530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of the outstanding common stock held by non-affiliates of the registrant, was $0.

As of June 12, 2015, there were 100 shares of the registrant’s common stock outstanding.

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

The diagram below reflects our organizational structure as of December 31, 2013 and prior to the exercise of the Purchase Option and refinancing of the Company’s debt on April 11, 2014. Subsidiary entities have been consolidated to simplify the diagram.

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
1% GP
98% LP
1% GP
Trust
100%
Operating Partnership
Trust Preferred Holders
99% LP Interests
100%
100% Common Stock
$51.55 million notes
100% Preferred Stock
$50 million trust preferred
Various General Partner Corporations
Second through Seventh Mezzanine Borrowers (no debt outstanding)
W2007 Equity Inns Statutory Trust I
1% GP Interests
3%
Various Lenders
WNT
First Mezzanine Borrower
97%
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

Hotel Property	Location	Pool	Allocated Purchase Price
Courtyard	Asheville, NC	Pool I	$17,374,707
Courtyard	Athens, GA	Pool I	$12,520,081
Courtyard	Bowling Green, KY	Pool I	$13,903,166
Courtyard	Carlsbad, CA	Pool II	$22,686,825
Courtyard	Dallas, TX	Pool I	$26,447,729
Courtyard	Dalton, GA	Pool II	$10,241,716
Courtyard	Elmhurst, IL	Pool I	$10,890,288
Courtyard	Gainesville, FL	Pool I	$17,007,759
Courtyard	Houston, TX	Pool II	$32,083,929
Courtyard	Jacksonville, FL	Pool I	$6,606,165
Courtyard	Knoxville, TN	Pool I	$12,580,307
Courtyard	Lexington, KY	Pool I	$18,494,208
Courtyard	Louisville, KY	Pool I	$39,005,197
Courtyard	Mobile, AL	Pool I	$5,698,889
Courtyard	Orlando, FL	Pool I	$16,204,908
Courtyard	Sarasota, FL	Pool I	$11,537,396
Courtyard	Tallahassee, FL	Pool I	$13,209,349
Embassy Suites	Orlando, FL	Pool I	$23,802,848
Fairfield Inn & Suites	Atlanta, GA	Pool I	$8,604,369
Fairfield Inn & Suites	Dallas, TX	Pool I	$8,539,822
Hampton Inn	Addison, TX	Pool I	$10,753,205
Hampton Inn	Albany, NY	Pool I	$22,881,688
Hampton Inn	Alcoa, TN	Pool II	$7,960,928
Hampton Inn	Austin, TX	Pool II	$14,790,545
Hampton Inn	Beckley, WV	Pool I	$19,447,700
Hampton Inn	Birmingham, AL	Pool I	$9,284,784
Hampton Inn	Boca Raton, FL	Pool I	$13,994,573
Hampton Inn	Charleston, SC	Pool I	$8,205,785
Hampton Inn	Chattanooga, TN	Pool I	$8,350,000
Hampton Inn	College Station, TX	Pool II	$17,930,338
Hampton Inn	Colorado Springs, CO	Pool I	$7,308,506
Hampton Inn	Columbus, GA	Pool I	$5,900,000
Hampton Inn	Deerfield Beach, FL	Pool I	$12,809,617
Hampton Inn	Dublin, OH	Pool I	$12,621,596
Hampton Inn	East Lansing, MI	Pool II	$14,252,046
Hampton Inn	Fayetteville, NC	Pool I	$8,679,438
Hampton Inn	Gastonia, NC	Pool I	$11,841,758
Hampton Inn	Glen Burnie, MD	Pool I	$8,592,309
Hampton Inn	Grand Rapids, MI	Pool I	$14,884,362
Hampton Inn	Gurnee, IL	Pool I	$12,929,426
Hampton Inn	Indianapolis, IN	Pool II	$10,499,736
Hampton Inn	Kansas City, MO	Pool I	$9,271,676
Hampton Inn	Madison Heights, MI	Pool I	$15,711,626
Hampton Inn	Maryland Heights, MO	Pool I	$9,904,041
Hampton Inn	Memphis, TN	Pool I	$15,347,648

Hotel Property	Location	Pool	Allocated Purchase Price
Hampton Inn	Milford, CT	Pool II	$7,400,000
Hampton Inn	Morgantown, WV	Pool I	$17,681,700
Hampton Inn	Naperville, IL	Pool II	$10,587,539
Hampton Inn	Norfolk, VA	Pool I	$5,850,000
Hampton Inn	Northville , MI	Pool I	$9,776,761
Hampton Inn	Orlando, FL	Pool II	$13,886,925
Hampton Inn	Overland Park, KS	Pool I	$10,842,223
Hampton Inn	Palm Beach Gardens, FL	Pool I	$20,956,063
Hampton Inn	Peabody, MA	Pool I	$13,059,655
Hampton Inn	Pickwick Dam, TN	Pool I	$2,500,000
Hampton Inn	Scranton, PA	Pool I	$13,865,600
Hampton Inn	State College, PA	Pool I	$13,850,032
Hampton Inn	Urbana, IL	Pool II	$24,279,177
Hampton Inn	West Columbia, SC	Pool I	$6,000,000
Hampton Inn	West Palm Beach, FL	Pool I	$15,115,059
Hampton Inn	Westlake, OH	Pool I	$18,594,664
Hampton Inn & Suites	Boynton Beach, FL	Pool I	$32,415,587
Hampton Inn & Suites	Franklin, TN	Pool I	$21,016,491
Hilton Garden Inn	Louisville, KY	Pool II	$19,185,347
Hilton Garden Inn	Rio Rancho, NM	Pool II	$11,983,810
Hilton Garden Inn	Round Rock, TX	Pool I	$16,424,572
Holiday Inn	Mt. Pleasant, SC	Pool I	$7,900,000
Holiday Inn Express	Miami, FL	Pool I	$8,511,530
Homewood Suites	Augusta, GA	Pool II	$10,563,510
Homewood Suites	Chicago, IL	Pool I	$73,288,289
Homewood Suites	Germantown, TN	Pool I	$10,745,199
Homewood Suites	Orlando, FL	Pool II	$31,582,545
Homewood Suites	Peabody, MA	Pool I	$10,714,650
Homewood Suites	Phoenix , AZ	Pool I	$24,809,678
Homewood Suites	San Antonio, TX	Pool I	$17,635,891
Homewood Suites	Seattle, WA	Pool II	$55,983,779
Homewood Suites	Windsor Locks, CT	Pool I	$12,325,687
Hyatt Place	Albuquerque, NM	Pool I	$21,994,086
Hyatt Place	Baton Rouge, LA	Pool I	$13,075,389
Hyatt Place	Birmingham, AL	Pool I	$10,225,494
Hyatt Place	Bloomington, MN	Pool I	$14,667,789
Hyatt Place	Blue Ash, OH	Pool I	$10,337,545
Hyatt Place	Columbus, OH	Pool I	$13,352,636
Hyatt Place	Franklin, TN	Pool I	$19,879,751
Hyatt Place	Glen Allen, VA	Pool I	$9,128,843
Hyatt Place	Indianapolis, IN	Pool I	$16,261,993
Hyatt Place	Las Vegas, NV	Pool I	$19,906,596
Hyatt Place	Linthicum Heights, MD	Pool I	$12,476,068
Hyatt Place	Memphis, TN	Pool I	$15,767,331
Hyatt Place	Miami, FL	Pool I	$19,884,261
Hyatt Place	Overland Park, KS	Pool I	$9,949,330
Hyatt Place	Tampa, FL	Pool I	$20,915,567
Residence Inn	Boise, ID	Pool I	$12,668,682
Residence Inn	Chattanooga, TN	Pool I	$13,499,683
Residence Inn	El Segundo, CA	Pool I	$40,111,403
Residence Inn	Ft Myers, FL	Pool I	$11,932,019
Residence Inn	Jacksonville, FL	Pool II	$6,365,091

Hotel Property	Location	Pool	Allocated Purchase Price
Residence Inn	Knoxville, TN	Pool I	$14,263,366
Residence Inn	Lexington, KY	Pool I	$17,595,014
Residence Inn	Macon, GA	Pool I	$4,907,309
Residence Inn	Mobile, AL	Pool I	$9,523,623
Residence Inn	Portland, OR	Pool I	$50,878,043
Residence Inn	San Diego, CA	Pool I	$28,120,735
Residence Inn	Sarasota, FL	Pool I	$13,964,493
Residence Inn	Savannah, GA	Pool I	$11,231,254
Residence Inn	Tallahassee, FL	Pool I	$12,114,907
Residence Inn	Tampa, FL	Pool I	$10,709,571
Residence Inn	Tampa, FL	Pool I	$17,062,551
SpringHill Suites	Asheville, NC	Pool II	$14,796,371
SpringHill Suites	Grand Rapids, MI	Pool I	$11,413,845
SpringHill Suites	Houston, TX	Pool I	$13,200,866
SpringHill Suites	Lexington, KY	Pool I	$18,243,803
SpringHill Suites	Round Rock, TX	Pool I	$10,133,394
SpringHill Suites	San Antonio, TX	Pool I	$5,661,802
SpringHill Suites	San Diego, CA	Pool I	$21,190,695
TownePlace Suites	Savannah, GA	Pool II	$9,777,538

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

As of December 31, 2014 and 2013, we owned interests in 126 hotels located in 35 states comprising 14,934 rooms. As described above, the 20 Trust Hotels and 96 of the OP Hotels were sold on February 27, 2015.

OUR HOTELS

On February 27, 2015, the 20 Trust Hotels and 96 of the 106 OP Hotels were sold to affiliates of ARCH. The Remaining Hotels held by Senior Mezz were under contract to be sold for a combined purchase price of $100 million. The contract for the sale of the Remaining Hotels was terminated by the purchasers on May 6, 2015. On June 8, 2015, the Company entered into a reinstatement and amendment to the terminated contract, which among other things, reinstated the contract for nine of the Remaining Hotels, amended the purchase price to $85 million and scheduled closing for July 23, 2015. There can be no assurance as to whether or when the transaction will close, as to the actual proceeds that will be realized if it does close or as to what the assets might ultimately sell for in an alternate transaction if the pending transaction does not close. Even if the transaction does close, there can be no assurance as to when a distribution from such sale proceeds will be received by the Company. While the Company intends to sell the one Remaining Hotel not currently under contract to be sold, there can be no assurance as to whether or when that hotel will be sold, the form of consideration which may be received in respect of that hotel or whether the consideration which may be received in respect of that hotel will be greater or less than the purchase price allocated to that hotel in the terminated sale agreement. Even if a transaction for the one Remaining Hotel not currently under contract to be sold does occur, there can be no assurance as to when a distribution from such sale proceeds will be received by the Company.

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

The diversity of our portfolio was such that, as of December 31, 2014 and 2013, no individual hotel exceeded 10% of the total rooms in the portfolio. Our brand and segment diversity of the Trust Hotels that were included in continuing operations as of December 31, 2014 and 2013 is illustrated by the following table:

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

The diversity of the OP Hotels was such that, as of December 31, 2014 and 2013 no individual hotel exceeded 2% of the total rooms in the portfolio. The brand and segment diversity of the OP Hotels that are included in continuing operations as of December 31, 2014 and 2013 is illustrated by the following table:

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

We believe the geographic diversity of our hotel portfolio helped to limit our exposure to any one market. The following table illustrates the geographic presence of the Trust Hotels that are included in continuing operations by the number of rooms as of December 31, 2014 and 2013:

Geographical Diversity

Region (as defined by STR):
East North Central	18.5%
East South Central	9.0%
Mountain	5.0%
New England	5.8%
Pacific	12.0%
South Atlantic	32.9%
West South Central	16.8%

The following table illustrates the geographical presence of the OP Hotels that are included in continuing operations by the number of rooms as of December 31, 2014 and 2013:

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

STRATEGY

On February 27, 2015, the 20 Trust Hotels and 96 of the 106 OP Hotels were sold to affiliates of ARCH.

The Remaining Hotels held by Senior Mezz were under contract to be sold for a combined purchase price of $100 million. The contract for the sale of the Remaining Hotels was terminated by the purchasers on May 6, 2015. On June 8, 2015, the Company entered into a reinstatement and amendment to the terminated contract, which among other things, reinstated the contract for nine of the Remaining Hotels, amended the purchase price to $85 million and scheduled closing for July 23, 2015. There can be no assurance as to whether or when the transaction will close, as to the actual proceeds that will be realized if it does close or as to what the assets might ultimately sell for in an alternate transaction if the pending transaction does not close. Even if the transaction does close, there can be no assurance as to when a distribution from such sale proceeds will be received by the Company. While the Company intends to sell the one Remaining Hotel not currently under contract to be sold, there can be no assurance as to whether or when that hotel will be sold, the form of consideration which may be received in respect of that hotel or whether the consideration which may be received in respect of that hotel will be greater or less than the purchase price allocated to that hotel in the terminated sale agreement. Even if a transaction for the one Remaining Hotel not currently under contract to be sold does occur, there can be no assurance as to when a distribution from such sale proceeds will be received by the Company.

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

EMPLOYEES

The Company has no employees. During 2014 and 2013, all persons involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to hotel management agreements. In addition, all persons supporting the Company through asset management and various other activities were employed by a related party engaged pursuant to an asset management agreement.

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

The risks described below could materially and adversely affect our business, financial condition, cash flow and ability to make distributions to our shareholders. The following risk factors are not necessarily exhaustive, particularly as to possible future events, and new risk factors may arise from time to time. Many things can happen that can cause our actual financial and operating results to be different than those described or anticipated by us in our Securities and Exchange Commission

(SEC) filings. As noted above, references to “our hotel properties” and similar references herein for periods from and after February 27, 2015 refer to the Remaining Hotels, which are owned by Senior Mezz in which we own a 3% equity interest. See “Item 1. Business” for additional information.

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

We may not be able to sell our hotels on favorable terms or at all

On February 27, 2015, we and the other Sellers sold the Portfolio, resulting in Senior Mezz continuing to own the Remaining Hotels. On March 25, 2015, subsidiaries of Senior Mezz entered into an agreement to sell the Remaining Hotels for $100 million. The contract for the sale of the Remaining Hotels was terminated by the purchasers on May 6, 2015. On June 8, 2015, the Company entered into a reinstatement and amendment to the terminated contract, which among other things, reinstated the contract for nine of the Remaining Hotels, amended the purchase price to $85 million and scheduled closing for July 23, 2015. There can be no assurance as to whether or when the transaction will close, as to the actual proceeds that will be realized if it does close, or as to what the assets might ultimately sell for in an alternate transaction if the pending transaction does not close. Even if the transaction does close, there can be no assurance as to when a distribution from such sale proceeds will be received by the Company. While the Company intends to sell the one Remaining Hotel not currently under contract to be sold, there can be no assurance as to whether or when that hotel will be sold, the form of consideration which may be received in respect of that hotel or whether the consideration which may be received in respect of that hotel will be greater or less than the purchase price allocated to that hotel in the terminated sale agreement. Even if a transaction for the one Remaining Hotel not currently under contract to be sold does occur, there can be no assurance as to when a distribution from such sale proceeds will be received by the Company.

We cannot assure you that the market value of the Remaining Hotels will not decrease in the future. If the sale of the Remaining Hotels does not occur and/or a Changeover Event occurs and we and Senior Mezz assume control over the Portfolio, we may not be able to sell the hotels on favorable terms, and such hotels may be sold at a loss. We face competition for buyers of our hotel properties. Other sellers of hotels may have the financial resources to dispose of their hotels on unfavorable terms that we would be unable to accept.

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

While the Company expects to sell the Remaining Hotels, there can be no assurance that a sale of the Remaining Hotels will occur. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

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

On February 27, 2015, we completed the sale of the Portfolio to ARCH and in return acquired the Preferred Equity, which currently represents more than 40% of our total assets (exclusive of cash and certain cash equivalents). Although our board of directors believes that we are not engaged primarily in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being primarily engaged in those activities, we appear to fall within the scope of section 3(a)(1)(C) of the Investment Company Act of 1940, as amended (the Investment Company Act), because the value of our investment securities (as defined in the Investment Company Act) is more than 40% of our total assets (exclusive of cash and certain cash equivalents).

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

Based on the 5.85 million shares of Series B preferred stock and Series C preferred stock outstanding, the total amount available to be distributed from the sale of the Portfolio is not expected to exceed approximately $22.96 per share of Series B preferred stock and Series C preferred stock which assumes that (a) the disposition fees payable to RMD are fully paid, (b)

the real estate tax make-whole under the Agreement is fully paid to ARCH and (c) the Company receives its 3% equity interest from the sale of the Remaining Hotels for $100 million (which has since been terminated, restated and amended, as described herein), net of costs to sell and does not take into account (i) the monthly preferred return, any present value discount of the Preferred Equity, or any risk that the Preferred Equity is not collectible, or (ii) any cash or other working capital assets and liabilities of the Company or Senior Mezz. While the Company currently has a stipulation of settlement pending court approval as described in “Item 3. Legal Proceedings”, which stipulation contemplates the payment of $26.00 per share of the Series B preferred stock and the Series C preferred stock in a going-private merger, there can be no assurance when such a transaction will occur or that such a transaction will occur at all. In the event that such a settlement is not approved or does not otherwise occur, we may engage in another transaction which would likely result in payment by us of less than $26.00 per share of the Series B preferred stock and the Series C preferred stock in extinguishment of such shares. Such a transaction may be considered prior to any redemption of the Preferred Equity in order to avoid registration as an investment company under the Investment Company Act as described above. Any such transaction would likely result in the Company monetizing the Preferred Equity. Solely for the purposes of this paragraph, we have assumed we own 100% of W2007 Equity LP (which in turn owns 3% of the equity interests of Senior Mezz), even though we actually own a 1% ownership interest in W2007 Equity LP. Nothing in this paragraph is an admission or assurance that we have the right to or will acquire the other 99% interest in W2007 Equity LP.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2013, we owned interests in 126 hotels located in 35 states comprising 14,934 rooms. The following table presents certain information related to the 20 Trust Hotels owned by our subsidiaries and the 106 OP Hotels owned by Senior Mezz (in which we had a 3% equity interest):

		Service		Year Ended December 31, 2013
Hotel Property	Location	Type	Rooms	Occupancy	ADR	RevPar
Hampton Inn	Alcoa, TN	Limited	118	81.1%	$72.54	$58.84
SpringHill Suites	Asheville, NC	Limited	88	75.0%	$112.58	$84.42
Homewood Suites	Augusta, GA	Limited	65	78.2%	$116.45	$91.01
Hampton Inn	Austin, TX	Limited	121	70.8%	$106.38	$75.29
Courtyard	Carlsbad, CA	Limited	145	68.4%	$120.61	$82.56
Hampton Inn	College Station, TX	Limited	133	70.0%	$110.03	$77.03
Courtyard	Dalton, GA	Limited	93	66.6%	$90.05	$60.01
Hampton Inn	East Lansing, MI	Limited	86	78.4%	$120.79	$94.71
Courtyard	Houston, TX	Limited	176	62.9%	$130.97	$82.37
Hampton Inn	Indianapolis, IN	Limited	128	66.7%	$89.69	$59.80
Residence Inn	Jacksonville, FL	Limited	78	78.5%	$87.42	$68.58
Hilton Garden Inn	Louisville, KY	Limited	112	69.8%	$111.34	$77.71
Hampton Inn	Milford, CT	Limited	148	65.3%	$83.86	$54.79
Hampton Inn	Naperville, IL	Limited	129	64.0%	$98.42	$62.99
Hampton Inn	Orlando, FL	Limited	170	79.3%	$82.89	$65.72
Homewood Suites	Orlando, FL	Limited	252	79.9%	$101.22	$80.88
Hilton Garden Inn	Rio Rancho, NM	Limited	129	65.7%	$87.06	$57.17
TownePlace Suites	Savannah, GA	Limited	95	72.0%	$76.11	$54.81
Homewood Suites	Seattle, WA	Limited	161	84.3%	$153.56	$129.45
Hampton Inn	Urbana, IL	Limited	130	65.9%	$132.80	$87.47

Subtotal Trust Hotels			2,557	72.2%	$105.23	$75.94

Hampton Inn	Addison, TX	Limited	158	68.6%	$79.97	$54.90
Hampton Inn	Albany, NY	Limited	153	76.5%	$111.13	$84.99
Hyatt Place	Albuquerque, NM	Limited	126	78.1%	$100.00	$78.10
Courtyard	Asheville, NC	Limited	78	76.0%	$117.88	$89.59
Courtyard	Athens, GA	Limited	105	60.0%	$101.28	$60.76
Fairfield Inn & Suites	Atlanta, GA	Limited	143	56.5%	$78.71	$44.44

		Service		Year Ended December 31, 2013
Hotel Property	Location	Type	Rooms	Occupancy	ADR	RevPar
Hyatt Place	Baton Rouge, LA	Limited	126	66.2%	$95.81	$63.42
Hampton Inn	Beckley, WV	Limited	108	82.4%	$116.67	$96.12
Hampton Inn	Birmingham, AL	Limited	129	71.9%	$101.51	$72.95
Hyatt Place	Birmingham, AL	Limited	126	64.7%	$86.87	$56.23
Hyatt Place	Bloomington, MN	Limited	126	79.2%	$101.00	$80.00
Hyatt Place	Blue Ash, OH	Limited	125	62.5%	$90.00	$56.21
Hampton Inn	Boca Raton, FL	Limited	94	75.5%	$114.48	$86.48
Residence Inn	Boise, ID	Limited	104	81.6%	$94.93	$77.45
Courtyard	Bowling Green, KY	Limited	93	75.8%	$97.76	$74.13
Hampton Inn & Suites	Boynton Beach, FL	Limited	164	82.4%	$109.52	$90.20
Hampton Inn	Charleston, SC	Limited	124	73.4%	$83.16	$61.05
Hampton Inn	Chattanooga, TN	Limited	167	51.3%	$78.05	$40.06
Residence Inn	Chattanooga, TN	Limited	76	72.7%	$123.77	$90.02
Homewood Suites	Chicago, IL	Limited	233	83.1%	$177.79	$147.80
Hampton Inn	Colorado Springs, CO	Limited	125	47.5%	$87.64	$41.62
Residence Inn	Colorado Springs, CO	Limited	96	67.0%	$100.03	$67.06
Hampton Inn	Columbus, GA	Limited	118	59.5%	$65.82	$39.17
Hyatt Place	Columbus, OH	Limited	124	69.7%	$96.31	$67.15
Courtyard	Dallas, TX	Limited	184	68.7%	$109.66	$75.39
Fairfield Inn & Suites	Dallas, TX	Limited	116	62.5%	$94.30	$58.91
Hampton Inn	Deerfield Beach, FL	Limited	106	79.7%	$101.63	$80.98
Hampton Inn	Dublin, OH	Limited	123	69.5%	$98.65	$68.58
Residence Inn	Eagan, MN	Limited	120	78.1%	$98.51	$76.94
Residence Inn	El Segundo, CA	Limited	150	88.6%	$143.18	$126.84
Courtyard	Elmhurst, IL	Limited	140	66.1%	$94.18	$62.24
Hampton Inn	Fayetteville, NC	Limited	121	81.3%	$75.36	$61.24
Hampton Inn & Suites	Franklin, TN	Limited	127	75.2%	$118.60	$89.21
Hyatt Place	Franklin, TN	Limited	126	72.8%	$105.70	$76.94
Residence Inn	Ft Myers, FL	Limited	78	70.4%	$106.35	$74.90
Courtyard	Gainesville, FL	Limited	81	80.1%	$112.53	$90.18
Hampton Inn	Gastonia, NC	Limited	107	72.1%	$90.87	$65.54
Homewood Suites	Germantown, TN	Limited	92	79.9%	$101.34	$80.92
Hyatt Place	Glen Allen, VA	Limited	124	64.2%	$89.35	$57.41
Hampton Inn	Glen Burnie, MD	Limited	116	69.1%	$99.80	$69.01
Hampton Inn	Grand Rapids, MI	Limited	84	74.9%	$122.47	$91.77
SpringHill Suites	Grand Rapids, MI	Limited	76	72.8%	$118.21	$86.07
Hampton Inn	Gurnee, IL	Limited	134	70.7%	$90.46	$63.92
SpringHill Suites	Houston, TX	Limited	122	73.0%	$92.45	$67.45
Hyatt Place	Indianapolis, IN	Limited	124	67.8%	$107.38	$72.83
Courtyard	Jacksonville, FL	Limited	81	77.5%	$88.59	$68.62
Hampton Inn	Kansas City, MO	Limited	120	62.1%	$102.66	$63.72
Courtyard	Knoxville, TN	Limited	78	65.4%	$122.99	$80.48
Residence Inn	Knoxville, TN	Limited	78	77.2%	$105.22	$81.26
Hyatt Place	Las Vegas, NV	Limited	202	76.6%	$85.37	$65.42
Courtyard	Lexington, KY	Limited	90	81.0%	$109.66	$88.79
Residence Inn	Lexington, KY	Limited	91	79.2%	$104.63	$82.84
SpringHill Suites	Lexington, KY	Limited	108	77.5%	$100.24	$77.65
Hyatt Place	Linthicum Heights, MD	Limited	127	76.7%	$96.39	$73.96
Courtyard	Louisville, KY	Limited	140	74.8%	$134.81	$100.81
Residence Inn	Macon, GA	Limited	78	67.8%	$90.17	$61.11
Hampton Inn	Madison Heights, MI	Limited	123	79.1%	$95.04	$75.19
Hampton Inn	Maryland Heights, MO	Limited	122	63.0%	$95.97	$60.42

		Service		Year Ended December 31, 2013
Hotel Property	Location	Type	Rooms	Occupancy	ADR	RevPar
Hampton Inn	Memphis, TN	Limited	124	76.8%	$100.76	$77.37
Hyatt Place	Memphis, TN	Limited	126	70.6%	$95.63	$67.48
Holiday Inn Express	Miami, FL	Limited	66	80.5%	$118.20	$95.16
Hyatt Place	Miami, FL	Limited	124	85.9%	$110.56	$94.92
Courtyard	Mobile, AL	Limited	78	63.0%	$95.98	$60.45
Residence Inn	Mobile, AL	Limited	66	77.6%	$107.00	$83.07
Residence Inn	Monmouth Junction, NJ	Limited	208	57.7%	$114.00	$65.76
Hampton Inn	Morgantown, WV	Limited	107	72.1%	$114.62	$82.64
Holiday Inn	Mt. Pleasant, SC	Full	158	59.3%	$99.26	$58.84
Hampton Inn	Norfolk, VA	Limited	117	60.5%	$87.09	$52.72
Hampton Inn	Northville , MI	Limited	124	63.1%	$97.56	$61.53
Residence Inn	Oklahoma City, OK	Limited	136	77.3%	$96.32	$74.45
Residence Inn	Omaha, NE	Limited	80	80.3%	$107.56	$86.40
Courtyard	Orlando, FL	Limited	112	70.3%	$100.69	$70.83
Embassy Suites	Orlando, FL	Full	246	79.6%	$110.19	$87.68
Hampton Inn	Overland Park, KS	Limited	133	59.4%	$96.96	$57.57
Hyatt Place	Overland Park, KS	Limited	124	65.1%	$91.38	$59.46
Hampton Inn	Palm Beach Gardens, FL	Limited	116	81.1%	$108.91	$88.34
Homewood Suites	Peabody, MA	Limited	85	75.9%	$121.21	$91.99
Hampton Inn	Peabody, MA	Limited	120	68.1%	$113.34	$77.14
Homewood Suites	Phoenix , AZ	Limited	124	77.2%	$113.46	$87.57
Hampton Inn	Pickwick Dam, TN	Limited	50	61.6%	$99.63	$61.33
Residence Inn	Portland, OR	Limited	168	87.5%	$134.85	$117.94
Hilton Garden Inn	Round Rock, TX	Limited	122	70.1%	$100.10	$70.19
SpringHill Suites	Round Rock, TX	Limited	104	63.9%	$91.68	$58.59
Homewood Suites	San Antonio, TX	Limited	123	81.1%	$107.58	$87.29
SpringHill Suites	San Antonio, TX	Limited	112	65.6%	$84.04	$55.12
Residence Inn	San Diego, CA	Limited	95	87.1%	$145.04	$126.35
SpringHill Suites	San Diego, CA	Limited	137	76.5%	$117.35	$89.74
Courtyard	Sarasota, FL	Limited	81	71.0%	$101.17	$71.84
Residence Inn	Sarasota, FL	Limited	78	80.2%	$107.78	$86.48
Residence Inn	Savannah, GA	Limited	66	85.8%	$107.51	$92.24
Hampton Inn	Scranton, PA	Limited	129	70.9%	$109.54	$77.62
Homewood Suites	Sharonville, OH	Limited	111	71.8%	$101.79	$73.05
Residence Inn	Somers Point, NJ	Limited	119	67.6%	$118.03	$79.75
Hampton Inn	State College, PA	Limited	119	60.5%	$112.89	$68.33
Courtyard	Tallahassee, FL	Limited	93	66.3%	$112.23	$74.45
Residence Inn	Tallahassee, FL	Limited	78	76.8%	$107.01	$82.15
Hyatt Place	Tampa, FL	Limited	124	86.7%	$98.84	$85.65
Residence Inn	Tampa, FL	Limited	78	82.0%	$97.90	$80.27
Residence Inn	Tampa, FL	Limited	102	78.2%	$98.26	$76.81
Residence Inn	Tinton Falls, NJ	Limited	96	94.2%	$107.86	$101.56
Residence Inn	Tucson, AZ	Limited	128	59.2%	$101.37	$60.01
Hampton Inn	West Columbia, SC	Limited	120	65.6%	$81.66	$53.61
Hampton Inn	West Palm Beach, FL	Limited	110	78.2%	$109.09	$85.31
Hampton Inn	Westlake, OH	Limited	122	73.9%	$103.73	$76.67
Residence Inn	Williston, VT	Limited	96	79.3%	$108.19	$85.80
Homewood Suites	Windsor Locks, CT	Limited	132	71.0%	$114.42	$81.29

Subtotal OP Hotels			12,377	72.3%	$104.99	$75.90

			14,934	72.3%	$105.03	$75.91

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in various legal proceedings and disputes arising in the ordinary course of business. The Company does not believe that the disposition of such legal proceedings and disputes will have a material adverse effect on our business, the financial position, continuing operations or cash flows except as described below.

In September 2013, a putative class action lawsuit (the Johnson Lawsuit) was filed in the Tennessee Chancery Court, Shelby County, Tennessee (the Chancery Court) by several current and former holders of the preferred stock. Plaintiffs allege that, since October 2007, the defendants named in the complaint have engaged in a scheme to oppress and then squeeze-out the holders of the preferred stock, including by allegedly suppressing the marketability of the shares, causing the Company to cease paying dividends, and purchasing 58.8% of the shares in a series of alleged “creeping” tender offers beginning in 2012. The complaint names as defendants the Company, the members of our board of directors, the majority shareholders of the Company (Grace I, Whitehall and PFD Holdings), the GS Group and Goldman Sachs Realty Management L.P. (RMD). The complaint asserts claims for breach of contract, breach of fiduciary duty, aiding and abetting, and for violations of the Tennessee Blue Sky laws and the Tennessee Business Corporations Act. On October 4, 2013, defendants removed the action to the United States District Court for the Western District of Tennessee (the Federal Court). On November 6, 2013, plaintiffs filed a motion to remand the case to Chancery Court. The defendants filed their opposition on December 6, 2013. The remand motion was fully briefed on December 20, 2013. On July 28, 2014, the Federal Court denied the remand motion. The defendants also moved to dismiss the Johnson Lawsuit on January 23, 2014. The Federal Court entered a scheduling order governing further proceedings in the litigation on February 14, 2014, as amended on June 19, 2014 and July 28, 2014, and the parties engaged in merits and class certification discovery. Also, pursuant to the schedule, plaintiffs filed their opposition to defendants’ dismissal motion on March 21, 2014, and defendants filed their reply papers in further support of their motion on April 25, 2014. Plaintiffs moved for class certification on May 16, 2014.

After the Company announced the Original Purchase Agreement with ARCH on June 2, 2014, defendants and plaintiffs engaged in settlement negotiations. Thereafter, plaintiffs made requests for, and defendants provided to plaintiffs, information regarding the transaction contemplated by the Original Purchase Agreement (the ARCH Transaction). Among other information provided, the Company estimated a reasonable fair present value of the proceeds that could be distributed to holders of the preferred stock as a result of the ARCH Transaction, as announced, to be approximately $18.50 per share of preferred stock. Plaintiffs retained and consulted with two financial advisors with regard to the ARCH Transaction. During this period, the parties to the Johnson Lawsuit continued to engage in both merits and class certification discovery. On August 20, 2014, the parties entered into a Memorandum of Understanding (MOU) containing the key terms of a proposed settlement. On August 22, 2014, the parties held a telephone conference with the Federal Court, in which the Federal Court agreed that, in light of the MOU, the parties would no longer be subject to the pending deadlines in the then current scheduling order. For the Federal Court’s convenience in managing its docket, the defendants agreed to withdraw their pending motion to dismiss without prejudice. On September 2, 2014, the Federal Court granted the defendants’ motion to withdraw its motion to dismiss without prejudice to renew. The defendants may renew their motion to dismiss in the event that the proposed settlement of the Johnson Lawsuit does not become final.

The stipulation, which was submitted to the Federal Court on October 9, 2014 and amended on December 4, 2014, would settle claims with respect to two classes described in the Johnson Lawsuit: (1) the “Holder Class” consisting of any and all persons who, as of August 22, 2014 and through the effective time of the merger contemplated by the stipulation, hold the preferred stock, excluding defendants and their affiliates, persons who opt out of the Holder Class and holders of dissenting shares and (2) the “Seller Class” consisting of all persons who sold some or all of their shares of preferred stock between October 25, 2007 and October 8, 2014, inclusive, and suffered a loss, excluding the defendants, their affiliates and persons who sold shares to PFD Holdings, and persons who opt out of the Seller Class. The stipulation was preliminarily approved by the Federal Court on April 30, 2015 and remains subject to final approval by the Federal Court. A hearing on final approval is scheduled for September 11, 2015.

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

	Year Ended December 31,
	2014	2013	2012	2011	2010	2009
	(in thousands)
Operating Data (1), (2):
Total hotel revenues	$179,627	$428,551	$409,847	$388,299	$365,150	$343,393
Total operating expenses	167,895	409,468	459,860	357,725	432,668	683,749
Operating income (loss)	11,732	19,083	(50,013)	30,574	(67,518)	(340,356)
Loss from continuing operations	(31,664)	(63,532)	(134,359)	(54,220)	(113,072)	(418,303)
Income (loss) from discontinued operations	—	(8,081)	(1,876)	4,720	(16,035)	(9,536)
Net loss	(31,664)	(71,613)	(136,235)	(49,500)	(129,107)	(427,839)
Net loss attributable to the Company	(27,280)	(1,802)	(1,835)	(576)	(1,739)	(5,092)
Net loss attributable to common shareholders	(27,280)	(1,802)	(1,835)	(576)	(1,739)	(5,092)
Balance Sheet Data:
Investments in real estate, net	$240,830	$1,392,097	$1,562,422	$1,697,963	$1,754,844	$1,883,441
Cash and cash equivalents	12,444	12,404	13,051	11,782	10,825	15,745
Restricted cash	2,809	46,849	35,341	41,980	45,185	58,194
Total assets	265,020	1,470,450	1,630,362	1,772,894	1,833,291	1,978,152
Total debt	203,126	1,161,725	1,245,557	1,261,040	1,284,075	1,297,207
Total other liabilities	41,220	58,515	62,966	53,767	41,552	53,745
Total shareholders’ equity	36,421	63,917	65,719	66,486	67,063	68,707
Non-controlling equity purchase option	—	175,000	175,000	281,811	281,811	281,811
Non-controlling interest	(15,747)	11,293	81,120	109,790	158,790	276,682
Cash Flow Data:
Cash flows from operating activities	$22,038	$62,451	$63,662	$56,281	$53,868	$37,434
Cash flows from (used in) investing activities	20,150	35,815	(36,729)	(39,162)	(50,856)	(69,056)
Cash flows from (used in) financing activities	(42,148)	(98,913)	(25,664)	(16,162)	(7,931)	35,828
Other Data:
Cash dividends declared per common share	$—	$—	$—	$—	$—	$—
EBITDA (unaudited) (3)	32,893	99,243	39,437	120,837	(461)	(266,126)
Adjusted EBITDA (unaudited) (3)	54,188	135,436	125,898	118,189	101,164	100,314

(1)	All years presented have been adjusted to reflect hotels no longer owned as of December 31, 2014 and 2013 (no hotels were sold during the year ended December 31, 2014) as discontinued operations.
(2)	The Company has not disclosed earnings per share data as this information is not meaningful as there are only 100 shares of common stock issued and outstanding, all of which are wholly owned by Grace I.
(3)	A more detailed description and computation of EBITDA is contained in the “Non-GAAP Financial Measures” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As described in “Item 1. Business” of this Form 10-K, on February 27, 2015, consolidated subsidiaries of the Company sold all 20 of the Trust Hotels, and subsidiaries of Senior Mezz, an entity in which the Company has a 3% equity interest, sold 96 of the 106 OP hotels to subsidiaries of ARCH. On March 25, 2015, subsidiaries of Senior Mezz entered into an agreement to sell the Remaining Hotels for $100 million. The agreement to sell the Remaining Hotels was terminated on May 6, 2015 and reinstated and amended on June 8, 2015 to reinstate the contract and provide for the sale of nine of the Remaining Hotels for a purchase price of $85 million. If the sale of nine of the Remaining Hotels closes, subsidiaries of Senior Mezz will own one Remaining Hotel. As such, as of the date of this Form 10-K, the Company owns interests in several companies, but no longer operates any assets. Furthermore, the discussions herein of our historical financial condition, results of operations and cash flow are not expected to be indicative of our future financial condition, results of operations or cash flow.

EXECUTIVE OVERVIEW

Following the recession that commenced in 2008, the lodging industry has experienced improvement in fundamentals, which continued in 2013 and 2014. ADR, which typically lags occupancy growth in the early stage of a recovery, has shown upward growth. We believe improvements in the economy will continue to positively impact the lodging and hotel operating results for the near future.

As mentioned above, the U.S. lodging industry continued to exhibit positive fundamentals during 2013 and 2014. While there continued to be concerns about a slow-moving national economy and decreased spending, as well as the increased global volatility and risk related to the European debt crisis, corporate profits and employment continued to improve in the United States during the periods covered by this Form 10-K.

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

We present our results of operations on a consolidated basis in accordance with GAAP, consistent with the preparation of our consolidated financial statements. GAAP requires us to consolidate all of the operations of those hotels that we control, including through subsidiaries. As a result for the year ended December 31, 2014, our results of operations reflect 100% of the revenues and expenses of the Trust Hotels and the OP Hotels until the exercise of the Purchase Option on April 11, 2014. After April 11, 2014, our results of operations reflect 100% of the revenues and expenses of only the Trust Hotels and we recognize our 3% of the net income or loss of Senior Mezz (which indirectly owns the OP Hotels) in a single line item. For the years ended December 31, 2013, 2012 and 2011, our results of operations reflect 100% of the revenues and expenses of the Trust Hotels and the OP Hotels. However, because we own only a 1% ownership interest in W2007 Equity LP, the subsidiary through which we indirectly own and control the OP Hotels and which has a 99% ownership interest in the Trust Hotels, Grace I, rather than us, participates more significantly in the results of the hotels. We refer to the interest held by Grace I as the “non-controlling interest.” In reviewing our results of operations it is important to bear in mind that only a small portion of the results of our hotels ultimately redound to our benefit, in the case of a profit, or detriment, in the case of a loss. Also, certain expenses, including the litigation settlement described under “Item 3. Legal Proceedings,” relate directly to the Company and, therefore, these expenses are or will be borne entirely by the Company.

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

Interest expense

Interest expense decreased $51.5 million to $31.3 million for 2014 compared to $82.9 million for 2013. This decrease is primarily attributable to principal repayments under the Company’s various notes payable and the refinancing of the GE Mortgage (as defined in Note 7 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”) and the subsequent exercise of the Purchase Option.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal source of cash to meet its operating requirements has been from the results of operations from the Company’s hotels. At December 31, 2014 and 2013, we expected that the operating cash flows would be sufficient to fund the continuing operations of the Company, including required interest obligations and other reserves required by the terms of our debt agreements. As a result of the sale of the Portfolio and the receipt of the Preferred Equity, the Company’s principal source of cash flow is expected to be distributions on the Preferred Equity.

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

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

We historically have had obligations and commitments to make future payments under debt and operating lease contracts. The following table details these obligations as of December 31, 2014, assuming extension options will not be exercised (in thousands):

	Payments Due by Period
	< 1 Year	2-3 Years	4-5 Years	> 5 Years	Total
Long-term debt obligations	$55,266	$99,381	$—	$50,000	$204,647
Estimated interest obligations (1)	10,076	8,663	3,110	31,878	53,727
Operating lease obligations	—	—	—	—	—

	$65,342	$108,044	$3,110	$81,878	$258,374

(1)	Respective LIBOR rate as of December 31, 2014 was used in estimating future interest obligations for floating rate debt.

The following table details these obligations as of December 31, 2013, assuming extension options will not be exercised (in thousands):

	Payments Due by Period
	< 1 Year	2-3 Years	4-5 Years	> 5 Years	Total
Long-term debt obligations	$959,605	$154,647	$—	$50,000	$1,164,252
Estimated interest obligations (1)	73,048	15,891	3,100	33,325	125,364
Operating lease obligations	843	1,748	1,820	7,899	12,310

	$1,033,496	$172,286	$4,920	$91,224	$1,301,926

(1)	Respective LIBOR rate as of December 31, 2013 was used in estimating future interest obligations for floating rate debt.

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

During 2014 and 2013, we did not maintain any off-balance sheet arrangements and do not currently anticipate any such arrangements.

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

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure was to changes in interest rates on our variable rate debt. As of December 31, 2013, we had approximately $1.0 billion of total variable rate debt outstanding (or 86% of total indebtedness). If market rates of interest on our variable rate debt outstanding as of December 31, 2013 were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $2.9 million annually. As a result of the sale of the Portfolio and the associated defeasing and repayment of debt, we no longer have any variable rate debt outstanding.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (1992).” Based on its assessment, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

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

Our executive officers and directors are (ages as of December 31, 2013):

Name	Age	Position
Todd Giannoble	41	Chief Executive Officer, President, Director
Greg Fay	48	Chief Financial Officer, Treasurer, Secretary, Director
Brian Nordahl	50	Vice President, Director

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

Security of certain beneficial owners

The following table sets forth information as of June 12, 2015 regarding the beneficial ownership of our common stock, Series B preferred stock and Series C preferred stock by each person known by us to own 5% or more of the outstanding shares of our common stock, Series B preferred stock and Series C preferred stock, respectively, each of our directors, each of our executive officers, and our directors and executive officers as a group.

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

RMD is paid a monthly fee by the Company for its asset management services. Pursuant to the Modification Agreement discussed in Note 7 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” the asset management fee was limited to $6,600,000 in 2011 with 5% increases in subsequent years thereafter until the GE Mortgage has been paid in full. The payment of 50% of the fee is deferred until the Company reaches a quarterly minimum debt yield of 13% or until the GE Mortgage has been paid in full. During periods where the Company has met such minimum yield, the asset management fee payment is limited to then current amounts, not to include previously deferred amounts. In connection with the refinancing of the GE Mortgage as discussed in Note 7 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” the restriction on the payment of asset management fees terminated. In April 2014, the Company paid $4,650,000 in accrued asset management fees to RMD and RMD forgave $6,708,000 in accrued asset management fees. This forgiveness was recorded as an increase in equity as the indebtedness was forgiven by RMD, an affiliate of the Company. For the years ended December 31, 2014, 2013, 2012 and 2011, RMD earned asset management fees of $3,073,000, $7,276,000, $6,951,000 and $6,539,000, of which $0, $3,638,000, $3,465,000 and $3,300,000 were deferred, respectively. Deferred asset management fees included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2014, 2013 and 2012 are $0, $10,403,000 and $6,765,000, respectively. Since Grace I effectively has no operations of its own, Grace I allocated substantially all of the asset management fees to the Company for the years ended December 31, 2014, 2013, 2012 and 2011.

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

The largest aggregate amount of principal outstanding held by GSMC during the years ended December 31, 2014, 2013, 2012 and 2011 was $25,000,000, $25,000,000, $0 and $278,059,000, respectively. There were no principal payments made to GSMC during these periods except in connection with the repayment of these notes in full in April 2014. During the years ended December 31, 2014, 2013, 2012 and 2011, GSMC earned interest of $552,000, $27,000, $0, and $2,038,000, respectively, under their debt investments in the Mortgage Loan and the First Mezzanine Loan. The weighted average interest rates related to these interest payments were 7.75%, 7.86%, 0% and 5.87% for the years ended December 31, 2014, 2013, 2012 and 2011, respectively. For these same periods, the weighted average interest rates on the interest that was deferred in connection with the Modification Agreement were 0%, 0%, 0% and 9.00%.

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

Schedule III—Real Estate and Accumulated Depreciation

2(a). All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3. Exhibits

Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed below.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (SEC File No. 001-12073) filed with the SEC on May 1, 2015).

3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (SEC File No. 001-12073) filed with the SEC on May 1, 2015).

10.1	Asset Management Agreement, dated as of October 25, 2007, by and between W2007 Grace I, LLC and Archon Group, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (SEC File No. 001-12073) filed with the SEC on May 1, 2015).

10.2	Keepwell Agreement, dated as of October 25, 2007, by and between W2007 Grace I, LLC and W2007 Grace Acquisition I, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (SEC File No. 001-12073) filed with the SEC on May 1, 2015).

10.3	Purchase Option, dated as of June 29, 2009, by and between W2007 Equity Inns Intermediate Mezz I, LLC and Goldman Sachs Lending Partners LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K (SEC File No. 001-12073) filed with the SEC on May 1, 2015).

10.4	Purchase Option Amendment, dated as of February 1, 2012, by and between W2007 Equity Inns Intermediate Mezz I, LLC and MTGLQ Investors, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (SEC File No. 001-12073) filed with the SEC on May 1, 2015).

10.5	Assignment and Assumption Agreement of the Purchase Option, dated as of September 30, 2011, by and between Goldman Sachs Lending Partners LLC and MTGLQ Investors, L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (SEC File No. 001-12073) filed with the SEC on May 1, 2015).

10.6	Assignment and Assumption Agreement of the Purchase Option, dated as of July 13, 2012, by and between MTGLQ Investors, L.P. and WNT Holdings, LLC. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K (SEC File No. 001-12073) filed with the SEC on May 1, 2015).)

10.7	Amended and Restated Agreement of Limited Partnership, dated as of March 31, 2008, of W2007 Equity Inns Partnership, L.P. (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (SEC File No. 001-12073) filed with the SEC on May 1, 2015).

10.8	Amendment to Agreement of Limited Partnership of W2007 Equity Inns Partnership, L.P., dated as of March 31, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (SEC File No. 001-12073) filed with the SEC on May 1, 2015).

10.9	Amended and Restated Real Estate Sale Agreement, dated November 11, 2014 (the Amended and Restated Sale Agreement), by and among American Realty Capital Hospitality Portfolio Member, LLC, ARC Hospitality Portfolio I Owner, LLC, ARC Hospitality Portfolio I TFGL Owner, LLC, ARC Hospitality Portfolio I BHGL Owner, LLC, ARC Hospitality Portfolio I PXGL Owner, LLC, ARC Hospitality Portfolio I GBGL Owner, LLC, ARC Hospitality Portfolio I NFGL Owner, LLC, ARC Hospitality Portfolio I MBGL 1000 Owner, LLC, ARC Hospitality Portfolio I MBGL 950 Owner, LLC, ARC Hospitality Portfolio I NTC Owner, LP, ARC Hospitality Portfolio I DLGL Owner, LP, ARC Hospitality Portfolio I SAGL Owner, LP, ARC Hospitality Portfolio II Owner, LLC, ARC Hospitality Portfolio II NTC Owner, LP, W2007 Equity Inns Realty, LLC, W2007 Equity Inns Realty, L.P., W2007 EQI Urbana Partnership, L.P., W2007 EQI Seattle Partnership, L.P., W2007 EQI Savannah 2 Partnership, L.P., W2007 EQI Rio Rancho Partnership, L.P., W2007 EQI Orlando Partnership, L.P., W2007 EQI Orlando 2 Partnership, L.P., W2007 EQI Naperville Partnership, L.P., W2007 EQI Milford Partnership, L.P., W2007 EQI Louisville Partnership, L.P., W2007 EQI Knoxville Partnership, L.P., W2007 EQI Jacksonville Partnership I, L.P., W2007 EQI Indianapolis Partnership, L.P., W2007 EQI Houston Partnership, L.P., W2007 EQI HI Austin Partnership, L.P., W2007 EQI East Lansing Partnership, L.P., W2007 EQI Dalton Partnership, L.P., W2007 EQI College Station Partnership, L.P., W2007 EQI Carlsbad Partnership, L.P., W2007 EQI Augusta Partnership, L.P. and W2007 EQI Asheville Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-12073) filed with the SEC on March 5, 2015).

10.10	First Amendment to Amended and Restated Sale Agreement, dated February 13, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-12073) filed with the SEC on March 5, 2015).

10.11	Letter Agreement Amendment to Amended and Restated Sale Agreement, dated February 24, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (SEC File No. 001-12073) filed with the SEC on March 5, 2015).

10.12	Amended and Restated Limited Liability Company Agreement of ARC Hospitality Portfolio I Holdco, LLC, dated February 27, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (SEC File No. 001-12073) filed with the SEC on March 5, 2015).

10.13	Amended and Restated Limited Liability Company Agreement of ARC Hospitality Portfolio II Holdco, LLC, dated February 27, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (SEC File No. 001-12073) filed with the SEC on March 5, 2015).

10.14	Mortgage Loan Agreement, dated as of April 11, 2014 (the Mortgage Loan Agreement), among W2007 Equity Inns Realty, LLC, a Delaware limited liability company, and W2007 Equity Inns Realty, L.P., a Delaware limited partnership, as the mortgage borrowers, and German American Capital Corporation, as the Mortgage Lender (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (SEC File No. 001-12073) filed with the SEC on May 1, 2015).

10.15	First Amendment to the Mortgage Loan Agreement, dated as of June 18, 2014 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (SEC File No. 001-12073) filed with the SEC on May 1, 2015).

10.16	Mezzanine Loan Agreement, dated as April 11, 2014 (the Mezzanine Loan Agreement), between WNT Mezz I, LLC, a Delaware limited liability company, as the original borrower, and German American Capital Corporation, as the original Mezzanine Lender (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (SEC File No. 001-12073) filed with the SEC on May 1, 2015).

10.17	First Amendment to the Mezzanine Loan Agreement, dated as of June 18, 2014 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (SEC File No. 001-12073) filed with the SEC on May 1, 2015).

10.18	Assumption and Release Agreement dated February 27, 2015 by and among W2007 Equity Inns Realty, LLC, W2007 Equity Inns Realty, L.P., ARC Hospitality Portfolio I Owner, LLC, ARC Hospitality Portfolio I BHGL Owner, Llc, ARC Hospitality Portfolio I PXGL Owner, LLC, ARC Hospitality Portfolio I GBGL Owner, Llc, ARC Hospitality Portfolio I NFGL Owner, Llc, ARC Hospitality Portfolio I MBGL 1000 Owner, LLC, ARC Hospitality Portfolio I MBGL 950 Owner, LLC, ARC Hospitality Portfolio I NTC Owner, LP, Arc Hospitality Portfolio I DLGL Owner, LP, ARC Hospitality Portfolio I SAGL Owner, LP, U.S. Bank National Association, as Trustee for the Registered Holders of Eqty 2014-Inns Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Whitehall Street Global Real Estate Limited Partnership 2007, Whitehall Parallel Global Real Estate Limited Partnership 2007, American Realty Capital Hospitality Operating Partnership, L.P. and American Realty Capital Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (SEC File No. 001-12073) filed with the SEC on May 1, 2015).

10.19	Assumption and Release Agreement (Mezzanine) dated February 27, 2015 by and among WNT Mezz I, LLC, ARC Hospitality Portfolio I Mezz, LP, U.S. Bank National Association, as trustee for the registered holders of EQTY 2014-MZ Mezzanine Trust, Commercial Mezzanine Pass-Through Certificates, Whitehall Street Global Real Estate Limited Partnership 2007, and Whitehall Parallel Global Real Estate Limited Partnership 2007, American Realty Capital Hospitality Operating Partnership, L.P., and American Realty Capital Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (SEC File No. 001-12073) filed with the SEC on May 1, 2015).

10.20	Guaranty dated as of February 27, 2015, by American Realty Capital Hospitality Operating Partnership, L.P., American Realty Capital Hospitality Trust, Inc., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 Equity Inns Partnership, L.P. and W2007 Equity Inns Trust (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (SEC File No. 001-12073) filed with the SEC on May 1, 2015).

10.21	Environmental Indemnity Agreement dated as of February 27, 2015, by American Realty Capital Hospitality Operating Partnership, L.P., American Realty Capital Hospitality Trust, Inc., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 Equity Inns Partnership, L.P. and W2007 Equity Inns Trust (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (SEC File No. 001-12073) filed with the SEC on May 1, 2015).

10.22	Mandatory Redemption Guaranty dated as of February 27, 2015, by American Realty Capital Hospitality Operating Partnership, L.P., American Realty Capital Hospitality Trust, Inc., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 Equity Inns Partnership, L.P. and W2007 Equity Inns Trust (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (SEC File No. 001-12073) filed with the SEC on May 1, 2015).

10.23*	Loan Agreement, dated as of October 25, 2007, by and among W2007 Equity Inns Realty, LLC, W2007 Equity Inns Realty, L.P. and Goldman Sachs Mortgage Company.

10.24*	First Omnibus Amendment to Loan Documents (Mortgage), dated as of February 11, 2008, by and among W2007 Equity Inns Realty, LLC, W2007 Equity Inns Realty, L.P. and Goldman Sachs Mortgage Company.

10.25*	Second Omnibus Amendment to Loan Documents (Mortgage), dated as of April 2, 2008 by and among W2007 Equity Inns Realty, LLC, W2007 Equity Inns Realty, L.P. and Goldman Sachs Mortgage Company.

10.26*	Third Omnibus Amendment to Loan Documents (Mortgage), dates as of December 15, 2010, by and among General Electric Capital Corporation, New York Life Insurance Company, PB Capital Corporation, The Governor and Company of the Bank of Ireland, Connecticut Branch, Goldman Sachs Mortgage Company, Guggenheim Structures Real Estate Funding 2005-1 Ltd., Oregon Public Employees Retirement Fund, KeyBank National Association, W2007 Equity Inns Realty, LLC and W2007 Equity Inns Realty, L.P.

10.27*	Mezzanine A Loan Agreement, dated as of October 25, 2007, by and between W2007 Equity Inns Senior Mezz, LLC and Goldman Sachs Mortgage Company.

10.28*	Omnibus Amendment to Loan Documents (Mezzanine A), dated as of April 2, 2008, by and between Goldman Sachs Mortgage Company and W2007 Equity Inns Senior Mezz, LLC.

10.29*	Second Omnibus Amendment to Loan Documents (Mezzanine Loan), dated as of December 15, 2010, by and between Goldman Sachs Mortgage Company and W2007 Equity Inns Senior Mezz, LLC.

21.1*	List of subsidiaries of W2007 Grace Acquisition I, Inc.

31.1*	Certification of Todd Giannoble, Chief Executive Officer of W2007 Grace Acquisitions I, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and dated June 12, 2015.

31.2*	Certification of Greg Fay, Chief Financial Officer of W2007 Grace Acquisition I, Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and dated June 12, 2015.

32.1*	Certification of Todd Giannoble, Chief Executive Officer of W2007 Grace Acquisition I, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated June 12, 2015.

32.2*	Certification of Greg Fay, Chief Financial Officer of W2007 Grace Acquisition I, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated June 12, 2015.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W2007 Grace Acquisition I, Inc. (registrant)

Date: June 12, 2015

By:	/s/ Todd Giannoble
Todd Giannoble
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ TODD GIANNOBLE Todd Giannoble	Chief Executive Officer and Director (Principal Executive Officer)	June 12, 2015

/s/ GREG FAY Greg Fay	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	June 12, 2015

/s/ BRIAN NORDAHL Brian Nordahl	Director	June 12, 2015

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

June 12, 2015

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

1. ORGANIZATION :

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

Subsequent to the Merger, Grace II changed its name to W2007 Equity Inns Partnership, L.P. (W2007 Equity LP). As of December 31, 2014 and 2013, Grace I owns all of the common shares of Grace Acquisition I and Grace Acquisition I owns a 1% general partnership interest in W2007 Equity LP (with Grace I owning a 1% general partnership interest and a 98% limited partnership interest). Grace Acquisition I and W2007 Equity LP (and its wholly owned subsidiaries) are hereinafter referred to as the Company.

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

106

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :

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

Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets as follows: buildings and improvements over 7.5 to 39 years; land improvements over 15 years; and furniture, fixtures and equipment, including china, glass, silver, uniforms and linen, over 3 to 7 years. Below market ground leases were amortized over the remaining term of the related lease agreements, which ranged from 16 to 52 years. Effective from the exercise of the Purchase Option on April 11, 2014, none of the Company’s consolidated hotels are, as of December 31, 2014, subject to a ground lease. For the years ended December 31, 2014, 2013, 2012 and 2011, the Company recognized depreciation expense, including discontinued operations, of $33,081,000, $85,951,000, $89,170,000 and $82,340,000 respectively.

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

The following table presents quantitative information about significant unobservable inputs used in determining the fair value of the above noted nonfinancial assets ($ in thousands):

2014

Property Type	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Inputs
Hotels (2)	$68,635	Discounted cash flows	Discount rate	12%
			Exit price per key	$82 - $125
			Hold period	2 months - 6 months
			Revenue growth	1.55% - 5.00%
			Expense growth	0.81% - 5.10%

2013
Property Type	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Inputs
Hotels (8)	$65,876	Discounted cash flows	Discount rate	12%
			Exit price per key	$40 - $75
			Exit capitalization rate	7.25% - 8.00%
			Hold period	1.7 years - 2.3 years
			Revenue growth	(6.72%) - 7.84%
			Expense growth	(5.37%) - 5.68%
Hotel (1)	$9,269	Competitive set pricing	Price per key	$100/key

2012
Property Type	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Inputs
Hotels (13)	$144,703	Discounted cash flows	Discount rate	12%
			Exit price per key	$22 - $75
			Exit capitalization rate	7.5% - 8.3%
			Hold period	2.8 years - 3.1 years
			Revenue growth	4.6% - 8.9%
			Expense growth	3.5% - 6.5%

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

Concentration of credit risk

As of December 31, 2014, based on 2014 total revenues, the Company’s hotels are concentrated in Florida (18%), Texas (18%), Washington (12%), Illinois (10%), Georgia (9%), California (7%), and Kentucky (5%). As of December 31, 2013, based on 2013 total revenues, the Company’s hotels are concentrated in Florida (19%), Texas (10%), Tennessee (7%), Illinois (6%), Kentucky (5%), California (5%), Georgia (4%) and Michigan (4%).

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

On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. This standard is effective for fiscal years beginning after December 15, 2015 with early adoption permitted and will be applied on a retrospective basis. The new standard will be effective for the Company on January 1, 2016 and will not have a material impact on the Company’s financial position, results of operations or cash flows.

3. RELATED PARTY TRANSACTIONS :

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

4. HOTEL MANAGEMENT AGREEMENTS :

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

5. RESTRICTED CASH :

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

6. OTHER ASSETS :

As of December 31, 2014, 2013 and 2012, other assets consist of the following (in thousands):

	December 31,
	2014	2013	2012
Prepaid insurance	$407	$1,991	$1,369
Prepaid real estate taxes	85	814	945
Prepaid interest	—	872	879
Utility deposits	20	151	143
Inventory	18	277	298
Capital expenditure deposits	—	122	716
Other	304	2,265	1,198

	$834	$6,492	$5,548

7. NOTES PAYABLE :

The Company has the following notes payable outstanding as of December 31, 2014, 2013 and 2012 (in thousands):

			December 31, 2014		December 31, 2013			December 31, 2012
Indebtedness	Maturity Date	Interest Rate	Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral		Debt Balance	Book Value of Collateral
		LIBOR% (2), (3) + (1) 6.86
GE Mortgage	Nov. 2014		$—	$—	$955,266	$1,135,795		$1,014,998	$1,211,662
Mortgages (7 hotels)	Dec. 2016	5.865%	77,212	102,611	78,766	106,659	(4)	80,232	111,134	(4)
Mortgages (6 hotels)	Oct. 2016	5.650%	24,725	42,363	25,582	46,300	(4)	43,280	101,911	(4)
Mortgages (6 hotels)	Dec. 2015	5.440%	48,984	85.412	50,772	92.590	(4)	52,463	95,060	(4)
		LIBOR (3) + 2.85%
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

8. PREFERRED STOCK :

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

9. OPERATING LEASES :

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

$12,310

10. FAIR VALUE OF FINANCIAL INSTRUMENTS :

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

11. INCOME TAXES :

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

12. DISCONTINUED OPERATIONS :

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

14. COMMITMENTS AND CONTINGENCIES :

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

As of December 31, 2014, Whitehall had guaranteed up to $6,495,000 of the Company’s obligations under the franchise agreements with certain franchisors.

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

15. SUMMARIZED FINANCIAL INFORMATION ON SENIOR MEZZ :

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

16. SUBSEQUENT EVENTS :

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

On March 25, 2015, subsidiaries of Senior Mezz entered into an agreement to sell its remaining 10 hotels for $100 million. The agreement was terminated by the purchasers on May 6, 2015 in accordance with their rights under the agreement (ARC Hospitality had previously elected to exclude the same hotels from its transaction). On June 8, 2015, subsidiaries of Senior Mezz entered into a reinstatement and amendment to the terminated contract, which among other things, reinstated the contract for nine of the remaining hotels, amended the purchase price to $85 million and scheduled closing for July 23, 2015. There can be no assurance as to whether or when the transaction will close, as to the actual proceeds that will be realized if it does close or as to what the assets might ultimately sell for in an alternate transaction if the pending transaction does not close. Even if the transaction does close, there can be no assurance as to when a distribution from such sale proceeds will be received by the Company. While the subsidiaries of Senior Mezz intend to sell the one remaining hotel not currently under contract to be sold, there can be no assurance as to whether or when that hotel will be sold, the form of consideration which may be received in respect of that hotel or whether the consideration which may be received in respect of that hotel will be greater or less than the purchase price allocated to that hotel in the terminated sale agreement. Even if a transaction for the one remaining hotel not currently under contract to be sold does occur, there can be no assurance as to when a distribution from such sale proceeds will be received by the Company.

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

17. QUARTERLY FINANCIAL DATA (unaudited) :

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

SCHEDULE III

W2007 Grace Acquisition I, Inc.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2014

(dollars in thousands)

			Initial cost		Costs capitalized subsequent to acquisition (1)		Gross carrying amount at close of period
Hotel property	Location	Encum- brances	Land and improve- ments	FF&E and buildings and improve- ments	Land and improve- ments	FF&E and buildings and improve- ments	Land and improve- ments	FF&E and buildings and improve- ments	Total	Accumu- lated depreci- ation	Acquisit- ion date	Life upon which depreciation is computed
Courtyard	Carlsbad, CA	13,687	4,581	29,150	(987)	(10,009)	3,594	19,141	22,735	(2,761)	10/2007	3 - 39 years
Courtyard	Dalton, GA	4,341	1,566	8,969	461	1,220	2,027	10,189	12,216	(2,551)	10/2007	3 - 39 years
Courtyard	Houston, TX	16,787	4,534	22,921	(906)	(7,677)	3,628	15,244	18,872	(4,594)	10/2007	3 - 39 years
Hampton Inn	Alcoa, TN	2,595	1,676	6,415	(1,157)	(1,791)	519	4,624	5,143	(2,198)	10/2007	3 - 39 years
Hampton Inn	Austin, TX	2,899	2,173	8,532	421	2,788	2,594	11,320	13,914	(4,199)	10/2007	3 - 39 years
Hampton Inn	College Station, TX	3,559	2,026	7,330	369	3,075	2,395	10,405	12,800	(3,954)	10/2007	3 - 39 years
Hampton Inn	East Lansing, MI	4,815	1,649	7,396	367	2,033	2,016	9,429	11,445	(3,360)	10/2007	3 - 39 years
Hampton Inn	Indianapolis, IN	5,293	2,144	11,759	(1,471)	(4,973)	673	6,786	7,459	(2,560)	10/2007	3 - 39 years
Hampton Inn	Milford, CT	4,546	2,665	6,199	(670)	(623)	1,995	5,576	7,571	(1,636)	10/2007	3 - 39 years
Hampton Inn	Naperville, IL	5,833	2,494	14,727	(681)	(4,154)	1,813	10,573	12,386	(2,362)	10/2007	3 - 39 years
Hampton Inn	Orlando, FL	9,931	3,198	17,555	(282)	(5,400)	2,916	12,155	15,071	(3,114)	10/2007	3 - 39 years
Hampton Inn	Urbana, IL	9,542	2,386	15,031	779	3,104	3,165	18,135	21,300	(4,807)	10/2007	3 - 39 years
Hilton Garden Inn	Louisville, KY	5,656	2,007	11,327	557	2,346	2,564	13,673	16,237	(4,169)	10/2007	3 - 39 years
Hilton Garden Inn	Rio Rancho, NM	3,726	2,234	13,278	(195)	(1,938)	2,039	11,340	13,379	(2,936)	10/2007	3 - 39 years
Homewood Suites	Augusta, GA	5,831	1,623	8,916	448	1,983	2,071	10,899	12,970	(3,250)	10/2007	3 - 39 years
Homewood Suites	Orlando, FL	15,878	5,938	33,829	(739)	(4,624)	5,199	29,205	34,404	(4,037)	10/2007	3 - 39 years
Homewood Suites	Seattle, WA	24,739	5,330	37,204	1,906	2,226	7,236	39,430	46,666	(10,286)	10/2007	3 - 39 years
Residence Inn	Jacksonville, FL	4,644	1,872	10,023	(336)	(3,641)	1,536	6,382	7,918	(1,798)	10/2007	3 - 39 years
SpringHill Suites	Asheville, NC	4,779	1,887	10,800	(156)	(2,919)	1,731	7,881	9,612	(2,393)	10/2007	3 - 39 years
TownePlace Suites	Savannah, GA	5,566	1,400	9,039	(211)	(2,597)	1,189	6,442	7,631	(1,934)	10/2007	3 - 39 years

		154,647	53,383	290,400	(2,483)	(31,571)	50,900	258,829	309,729	(68,899)

(1)	Costs capitalized subsequent to acquisition include reductions of asset value due to impairments.

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