Form 10-Q
period 2015-03-31
W2007 Grace Acquisition I Inc
filed 2015-06-30
CIK 916530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	100
(Class)	Outstanding at June 30, 2015

ii

Part 1 – Financial Information

Item 1. Financial Statements

W2007 GRACE ACQUISITION I, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amount)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
INVESTMENTS IN REAL ESTATE, net	$—	$240,830
INVESTMENT IN SENIOR MEZZ	3,541	4,920
CASH AND CASH EQUIVALENTS	28,861	12,444
RESTRICTED CASH	1,072	2,809
ACCOUNTS RECEIVABLE, net	1,140	1,906
OTHER ASSETS	951	834
DEFERRED FINANCING COSTS, net of accumulated amortization of $0 and $1,803, respectively	—	359
DEFERRED FRANCHISE FEES, net of accumulated amortization of $0 and $820, respectively	—	918
Total assets	$35,565	$265,020
LIABILITIES AND EQUITY
NOTES PAYABLE	$—	$203,126
INVESTMENT IN ARC HOTELS, net	8,431	—
OTHER LIABILITIES:
Accounts payable and accrued liabilities	27,056	33,437
Payable to affiliate	6,786	6,763
Accrued interest payable	—	1,020
Total liabilities	42,273	244,346
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series B, 8.75%, $0.01 par value, $25.00 redemption value, 3,450,000 shares issued and outstanding	60,375	60,375
Series C, 9.00%, $0.01 par value, $25.00 redemption value, 2,400,000 shares issued and outstanding	40,800	40,800
Series D, 8.00%, $0.01 par value, $250.00 redemption value, 125 shares issued and outstanding	31	31
Common stock, $0.01 par value, 100,000,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in-capital	9,979	9,979
Retained deficit	(75,563)	(74,764)
Total shareholders’ equity	35,622	36,421
NON-CONTROLLING INTEREST	(42,330)	(15,747)
Total equity	(6,708)	20,674
Total liabilities and equity	$35,565	$265,020

The accompanying notes are an integral part of the condensed consolidated financial statements.

W2007 GRACE ACQUISITION I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except for share amount)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
REVENUES:
Rooms	$11,210	$103,380
Food and beverage	232	2,160
Other	305	1,889
Total hotel revenues	11,747	107,429
OPERATING EXPENSES:
Direct hotel expenses:
Rooms	2,978	26,069
Food and beverage	254	1,907
Other	54	1,097
Non-departmental	4,163	34,477
Property tax, ground lease, insurance and property management fees	979	8,115
Corporate overhead	691	1,278
Asset management fees	287	1,910
Depreciation and amortization	4,126	20,926
Total operating expenses	13,532	95,779
OPERATING INCOME (LOSS)	(1,785)	11,650
Equity in loss from Senior Mezz	(1,376)	—
Interest income	12	23
Interest expense	(1,888)	(19,705)
Other income	—	9
Transaction expenses	(9,038)	—
Loss on extinguishment of debt	(13,307)	—
NET LOSS	(27,382)	(8,023)
Net loss attributable to non-controlling interest	26,583	7,804
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(799)	$(219)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(799)	$(219)
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(799)	$(219)

The accompanying notes are an integral part of the condensed consolidated financial statements.

W2007 GRACE ACQUISITION I, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except for share amount)

					Additional		Non-
	Preferred Stock		Common Stock		Paid-in	Retained	controlling
	Shares	Dollars	Shares	Dollars	Capital	Deficit	Interest	Total
Balance at January 1, 2015	5,850,125	$101,206	100	$—	$9,979	$(74,764)	$(15,747)	$20,674
Net loss	—	—	—	—	—	(799)	(26,583)	(27,382)
Balance at March 31, 2015	5,850,125	$101,206	100	$—	$9,979	$(75,563)	$(42,330)	$(6,708)

The accompanying notes are an integral part of the condensed consolidated financial statements.

W2007 GRACE ACQUISITION I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share amount)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,382)	$(8,023)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	7	54
Accretion of notes payable fair value adjustment at acquisition	147	274
Amortization of deferred financing costs	43	64
Deductible on involuntary conversion claims	—	168
Depreciation and amortization	4,126	20,926
Amortization of below market ground leases	—	65
Equity in loss from Senior Mezz	1,376	—
Non-cash transaction expenses	1,795	—
Loss on extinguishment of debt	13,307	—
Changes in operating assets and liabilities:
Accounts receivable	596	(1,392)
Other assets	(194)	1,331
Accounts payable and accrued liabilities	(7,306)	3,289
Accrued interest payable	(1,020)	5,544
Net cash from (used in) operating activities	(14,505)	22,300
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(1,599)	(5,069)
Proceeds from property casualty insurance	7	1,262
Change in restricted cash	1,737	(8,863)
Net cash from (used in) investing activities	145	(12,670)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from transaction with ARC Hospitality	247,038	—
Principal payments on notes payable	(204,647)	(1,087)
Payment of defeasance premiums	(11,617)	—
Cash distribution from Senior Mezz	3	—
Net cash from (used in) financing activities	30,777	(1,087)
NET CHANGE IN CASH AND CASH EQUIVALENTS	16,417	8,543
CASH AND CASH EQUIVALENTS, beginning of period	12,444	12,404
CASH AND CASH EQUIVALENTS, end of period	$28,861	$20,947
SUPPLEMENTAL DISCLOSURES:
Interest paid	$2,718	$12,951
Investment in real estate reclassified to investment in ARC hotels	$239,520	$—
Non-cash additions to investments in real estate included in accounts payable and accrued liabilities	$—	$511

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

Subsequent to the Merger, Grace II changed its name to W2007 Equity Inns Partnership, L.P. (W2007 Equity LP).  As of March 31, 2015, Grace I owned all of the common shares of Grace Acquisition I and Grace Acquisition I owned a 1% general partnership interest in W2007 Equity LP (with Grace I owning a 1% general partnership interest and a 98% limited partnership interest).  Grace Acquisition I and W2007 Equity LP (and its wholly owned subsidiaries) are hereinafter collectively referred to as the Company.

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

In July 2012, WNT acquired, for $175,000,000, an option (Purchase Option) to purchase a 97% equity interest in W2007 Equity Inns Senior Mezz, LLC (Senior Mezz), a wholly owned subsidiary of the Company, from an affiliate of GSMC.  The Purchase Option was not effective or exercisable until certain notes payable of Senior Mezz and its subsidiaries had been paid in full.  On April 11, 2014, Senior Mezz and its subsidiaries refinanced its notes payable and WNT exercised the Purchase Option.  As a result of the loss of control of Senior Mezz, effective April 11, 2014, the Company deconsolidated Senior Mezz and began recognizing its 3% interest in the entity using the equity method.

On February 27, 2015, 116 hotel assets, of which 20 were owned by subsidiaries of the Company and 96 were owned by subsidiaries of Senior Mezz, were transferred to affiliates of American Realty Capital Hospitality Trust, Inc. (ARC Hospitality) for a combined purchase price of $1.808 billion, of which $347 million related to the Company.

In the transaction, the Company received approximately $22.2 million in cash subject to a post-closing adjustment to reflect actual proration of certain operating items and all of the Company’s remaining notes payable were repaid at closing. The Company’s subsidiaries were issued preferred equity interests (the Preferred Equity Interests) with an initial capital balance of approximately $99.8 million in a newly-formed Delaware limited liability company, ARC Hospitality Portfolio II Holdco, LLC, which is the indirect owner of the 20 hotels transferred by the Company. The agreement with ARC Hospitality provides for the payment of up to $2.9 million to ARC Hospitality if the actual real estate taxes incurred by them exceed certain stipulated amounts over the years ended December 31, 2016, 2017 and 2018.

Also in the transaction, Senior Mezz received approximately $106.0 million in cash subject to a post-closing adjustment to reflect actual proration of certain operating items.  Senior Mezz was issued preferred equity interests with an initial capital balance of approximately $347.3 million in a newly-formed Delaware limited liability company, ARC Hospitality Portfolio I Holdco, LLC, which is the indirect owner of the 96 hotels transferred by Senior Mezz.  The buyers assumed approximately $903.9 million of existing mezzanine and mortgage indebtedness of Senior Mezz which indebtedness is secured by the 96 hotels transferred by Senior Mezz.

In connection with the transaction, an affiliate of GS Group received an advisory fee of $2.3 million from subsidiaries of the Company which is included in transaction expenses in the accompanying condensed consolidated statements of operations and comprehensive loss and $9.7 million from subsidiaries of Senior Mezz.  Also in connection with the transaction, subsidiaries of the Company accrued a disposition fee of $1.7 million payable to Goldman Sachs Realty Management, L.P. (RMD), an affiliate of GS Group, which is included in payable to affiliate in the accompanying condensed consolidated balance sheets and in transaction expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.  Subsidiaries of Senior Mezz accrued a disposition fee of $7.3 million payable to RMD.

On March 25, 2015, subsidiaries of Senior Mezz entered into an agreement to sell its remaining 10 hotels for $100 million (see Note 9 for further information).

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

The Company prepares its unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the SEC) on May 1, 2015 and all other filings made by the Company with the SEC in 2015 through date of filing of this Quarterly Report on Form 10-Q.

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

Investments in real estate

Real estate investments were carried at depreciated cost net of reduction for impairment.  Expenditures for ordinary repairs and maintenance were expensed as incurred.  Significant renovations and improvements, which improve or extend the useful life of the assets, were capitalized.  Full stock replacements of china, glass, silver, uniforms and linen were capitalized and incidental purchases were expensed as incurred.

Investments in real estate consist of the following at December 31, 2014 (in thousands):

December 31, 2014
Land and improvements	$50,900
Buildings and improvements	258,829
Total cost	309,729
Accumulated depreciation and amortization	(68,899)
Investment in real estate, net	$240,830

Depreciation was calculated using the straight-line method over the estimated useful lives of the respective assets as follows: buildings and improvements over 7.5 to 39 years; land improvements over 15 years; and furniture, fixtures and equipment, including china, glass, silver, uniforms and linen, over 3 to 7 years.

Assets were classified as held for sale if a disposal plan was in place, actions to achieve the sale had been initiated, a sale was probable and it was unlikely that significant changes to the plan would be made or that the plan would be withdrawn. Sales of the Company’s investments in real estate take a significant amount of time to consummate and many changes in the terms and timing were typical in the process.   Accordingly, management did not classify assets as held for sale until a contract was pending, closing was scheduled and the probability of significant changes in terms or timing was insignificant.  No assets were classified as held for sale as of December 31, 2014 or March 31, 2015.

Investment in ARC Hotels

As discussed in Note 1, on February 27, 2015 the Company transferred its 20 hotels to ARC Hospitality.  However, due to the Company’s continuing involvement in the hotels through its Preferred Equity Interests, the Company cannot recognize the transaction as a sale under the current accounting guidance.  Therefore, the Company has recorded the following amounts in the Investment in ARC Hotels: (a) the net book value of the hotels ($239.5 million) and (b) a receivable from ARC Hospitality for the proration of certain operating items ($0.2 million) less (i) cash received from the transaction ($247.0 million) and (ii) depreciation on the hotels ($1.1 million).  Even though this accounting treatment does not recognize the Preferred Equity Interests in the accompanying condensed consolidated financial statements, the Company is legally entitled to all of its rights under the Preferred Equity Interests including repayment of the initial capital balance of $99.8 million at March 31, 2015 and the return thereon.

The Company will record all payments received under the Preferred Equity Interests as a reduction of the Investment in ARC Hotels when received.  As of March 31, 2015, the Company had not received any payments from the Preferred Equity Interests and, as of June 30, 2015, the Company had received $2.0 million in return on the Preferred Equity Interests and $8.5 million return of the Preferred Equity Interests’ initial capital balance.  The unrecognized gain on the transaction and the return received on the Preferred Equity Interests will be recognized as income when the Preferred Equity Interests have been repaid in full and the Company’s continuing involvement in the hotels ceases.

Investment in Senior Mezz

The Company’s 3% investment in Senior Mezz is accounted for under the equity method of accounting.  The Company initially recognized it pro rata interest in the net assets of Senior Mezz and has also recognized its pro rata interest in Senior Mezz’s net income or loss. Management reviews the investment in Senior Mezz for impairment each reporting period. The investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in income (loss) from Senior Mezz.  No such impairment was recorded for the three months ended March 31, 2015.

Consistent with the Company’s accounting treatment of the transaction, due to Senior Mezz’s continuing involvement in the hotels it transferred to ARC Hospitality through its Preferred Equity Interests, Senior Mezz did not recognize the transaction as a sale under the current accounting guidance.

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

Revenue recognition

Revenues include room, food and beverage, and other hotel revenues such as guest telephone charges, equipment rentals, vending income, in-room movie sales, parking and business centers.   Revenues from the hotels were recognized when the services were delivered and were recorded net of any sales or occupancy taxes collected from guests.

Non-departmental expenses

Non-departmental expenses include hotel-level general and administrative expenses, advertising and marketing costs, repairs and maintenance, frequent guest programs, franchise fees and utility costs.  Non-departmental expenses were expensed as incurred.

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

The Taxable Entities have recorded a valuation allowance equal to 100% of the net deferred tax assets due to the uncertainty of realizing the benefit of their accumulated net operating losses.  For the three months ended March 31, 2015 and 2014, the Taxable Entities’ effective tax rates were zero due to the uncertainty of realizing these net deferred tax assets.  As of March 31, 2015, the net operating losses begin to expire in 2022.

Segment reporting

The Company considered each of its hotels to be an operating segment, none of which met the threshold for a reportable segment as prescribed by the authoritative accounting guidance.  The Company allocated resources and assessed operating performance based on each individual hotel.  Additionally, the Company aggregated these individually immaterial operating segments into one segment using the criteria established by the authoritative accounting guidance, including the similarities of its product offering, types of customers and method of providing service.

Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. The new standard is effective for the Company on January 1, 2018, but can be early adopted on January 1, 2017.  The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. The Company will make additional disclosures upon adoption.

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

3.  NOTES PAYABLE:

The Company had no notes payable outstanding at March 31, 2015.  The following notes payable were outstanding at
December 31, 2014 (in thousands):

Indebtedness	Maturity Date	Interest Rate	Balance
Mortgages (7 hotels)	Dec. 2016	5.865%	$77,212
Mortgages (6 hotels)	Oct. 2016	5.650%	24,725
Mortgages (6 hotels)	Dec. 2015	5.440%	48,984
Junior subordinated debt	July 2015	LIBOR (1) + 2.85%	50,000
Mortgage A	Mar. 2015	5.770%	3,726
			$204,647
Fair value adjustment			(1,521)
			$203,126

(1)	The 90-day LIBOR rate was 0.26% as of December 31, 2014.

During the three months ended March 31, 2015 and 2014, GSMC earned interest of $0 and $492,000 respectively, under the GE Mortgage, a mortgage held by Senior Mezz prior to the exercise of the Purchase Option and refinancing discussed in Note 1.

On February 27, 2015, the Company transferred all 20 of its hotels to ARC Hospitality. A portion of the proceeds was used to purchase defeasance securities to fully relieve the Company’s obligations under the individual loan agreements. The Company recognized a loss of approximately $13.3 million related to the defeasance premium and other costs incurred, which is included in loss on extinguishment of debt in the accompanying condensed consolidated statements of operations and comprehensive income.

4.  PREFERRED STOCK:

Grace Acquisition I’s board of directors did not declare a dividend for the 2015 first quarter due primarily to the potential obligation of the Company to pay the merger consideration contemplated under the stipulation and agreement of settlement (see Notes 7 and 8) and liabilities or potential liabilities arising from the transfer of its hotels.  As of March 31, 2015, Grace Acquisition I had $89.6 million in accumulated, undeclared preferred stock dividends.  Since at least six quarters of dividends on the Series B and C preferred stock are outstanding, the preferred shareholders are entitled to elect two members to the board of directors of Grace Acquisition I. Grace Acquisition I has attempted to hold three meetings to elect the new board members; however, at each meeting a quorum was not achieved and, therefore, an election did not occur.

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

The fair value of the Company’s notes payable was approximately $184 million as of December 31, 2014. The fair value of the Company’s notes payable was estimated based on a discounted cash flow analysis using a discount rate representing the Company’s estimate of the rate that would be used by market participants (Level 2 of the fair value hierarchy).  Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

6.  PROPERTY TAX, GROUND LEASE, INSURANCE AND PROPERTY MANAGEMENT FEES:

Property tax, ground lease, insurance and property management fees consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Property tax	$534	$4,420
Ground lease	—	406
Insurance	134	1,095
Property management fees	311	2,194
	$979	$8,115

7.  COMMITMENTS AND CONTINGENCIES:

The Company is involved in various legal proceedings and disputes arising in the ordinary course of business.  The Company does not believe that the disposition of such legal proceedings and disputes will have a material adverse effect on the financial position, continuing operations or cash flows of the Company, other than as disclosed herein.

In September 2013, a putative class action lawsuit (the Johnson Lawsuit) was filed in the Chancery Court of Shelby County, Tennessee (the Chancery Court) by several current and former shareholders of the Series B and C preferred shares of Grace Acquisition I.  The complaint, which alleges, among other things, breach of contract and breach of fiduciary duty that resulted in the loss of Series B and Series C preferred share value, names Grace Acquisition I, members of Grace Acquisition I’s board of directors, PFD Holdings, LLC (PFD Holdings), GS Group, Whitehall, Goldman Sachs Realty Management, L.P. and Grace I as defendants. On October 4, 2013, the defendants removed the case to the United States District Court for the Western District of Tennessee (the Federal Court).  In November 2013, the plaintiffs filed a motion to remand the case back to the Chancery Court, which the defendants opposed.  On July 28, 2014, the Federal Court denied the plaintiffs’ motion to remand.  In addition, in January 2014, the defendants also filed a motion to dismiss the Johnson Lawsuit and the motion was fully briefed on April 24, 2014.

In October 2013, a similar lawsuit was filed by another plaintiff in the same Chancery Court (the Dent Lawsuit), alleging similar breaches against several of the same defendants named in the Johnson Lawsuit, in addition to a former member of the Company’s board of directors.  In January 2014, the plaintiffs and defendants in the Dent Lawsuit agreed to stay that case until the motion to remand in the Johnson Lawsuit was decided.  As stipulated by the parties, plaintiff must file any response to defendants’ motion to stay within ten business days after notice of the Federal Court decision denying the remand motion.  Defendants notified plaintiff of the resolution of the remand motion in the Johnson Lawsuit, and plaintiff has not filed a response to the motion to stay.

In August 2014, the Company and the other defendants entered into a non-binding memorandum of understanding with respect to a settlement of the claims raised in the Johnson Lawsuit.  On August 22, 2014, the parties notified the Federal Court of the proposed settlement, and the Federal Court agreed that the parties would no longer be subject to pending deadlines in the current scheduling order.  On September 2, 2014, in light of the proposed settlement, defendants filed a motion to withdraw their motion to dismiss without prejudice to renew that motion if the proposed settlement of the Johnson Lawsuit does not become final.  The Federal Court granted the motion.  The parties submitted the proposed settlement stipulation and related papers to the Federal Court for approval on October 9, 2014, and filed additional papers in support of settlement on December 4, 2014 and March 20, 2015.  The stipulation was preliminarily approved by the Federal Court on April 30, 2015 and remains subject to final approval by the Federal Court. The stipulation of settlement would settle claims with respect to two classes described in the Johnson Lawsuit: (1) the “Holder Class” consisting of any and all persons who, as of August 22, 2014 and through the effective time of the merger contemplated by the stipulation, hold the preferred stock, excluding defendants and their affiliates, persons who opt out of the Holder Class and holders of dissenting shares and (2) the “Seller Class” consisting of all persons who sold some or all of their shares of preferred stock between October 25, 2007 and October 8, 2014, inclusive, and suffered a loss, excluding the defendants, their affiliates and persons who sold shares to PFD Holdings, and persons who opt out of the Seller Class.  The stipulation of settlement generally provides for the following: (1) the effectuation of a merger that will result in the exchange of $26.00 in cash for each share of Series B and C preferred stock outstanding (see Note 9); (2) the establishment of a $6 million fund to be distributed pursuant to a plan of allocation to members of the Seller Class; and (3) an award of $4 million in counsel fees, subject to approval by the Federal Court.  Therefore, during the second quarter of 2014, the Company accrued $24.25 million related to the agreement which is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets and in contingent loss on litigation settlement in the condensed consolidated statements of operations and comprehensive loss.  The Company anticipates funding the settlement with cash on hand or, if necessary, funding from Whitehall.  The proposed settlement in the Johnson Lawsuit purports to encompass the claims asserted in the Dent Lawsuit.  Ongoing defense costs will be expensed as incurred.

8. SUMMARIZED FINANCIAL INFORMATION ON SENIOR MEZZ :

The following table summarizes the condensed consolidated statement of operations for the three months ended March 31, 2015 of Senior Mezz (in thousands):

3 months ended March 31, 2015
Total hotel revenues	$59,825
Total operating expenses	63,310
Operating loss	(3,485)
Interest expense	(7,120)
Transaction expenses	(35,284)
Other, net	41
Net loss	(45,848)
Net loss attributable to non-controlling interests	1,376
Net loss attributable to the controlling interests	$(44,472)

9.  SUBSEQUENT EVENTS:

On May 6, 2015, subsidiaries of Senior Mezz received a notice terminating the contract to sell its 10 remaining hotels (ARC Hospitality had previously elected to exclude the same hotels from its transaction).  On June 5, 2015, subsidiaries of Senior Mezz entered into an amendment to the terminated contract, which among other things, reinstated the contract for nine of the remaining hotels, amended the purchase price to $85 million and scheduled closing for July 23, 2015.  There can be no assurance as to whether or when the transaction will close, as to the actual proceeds that will be realized if it does close, or as to what the assets might ultimately sell for in an alternate transaction if the pending transaction does not close. Even if the transaction does close, there can be no assurance as to when a distribution from such sale proceeds will be received by the Company. While the subsidiaries of Senior Mezz expect to sell the one remaining hotel, there can be no assurance as to whether or when that hotel will be sold, the form of consideration which may be received in respect of that hotel or whether the consideration which may be received in respect of that hotel will be greater or less than the purchase price allocated to that hotel in the previously contemplated sale. Even if a transaction for the one remaining hotel does occur, there can be no assurance as to when a distribution from such sale proceeds will be received by the Company.

On May 10, 2015, Grace Acquisition I entered into an agreement and plan of merger (the Settlement Merger Agreement) with W2007 Grace II, LLC (Parent), W2007 Grace Acquisition II, Inc. (Merger Sub), and, solely for the purposes of certain payment obligations thereunder, PFD Holdings and Whitehall, pursuant to which Grace Acquisition I will be merged with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of Parent (the Settlement Merger).  Completion of the Settlement Merger is subject to numerous conditions including, but not limited to: (i) the approval of the Settlement Merger Agreement by the affirmative vote of a majority of all the votes entitled to be cast by the holders of Grace Acquisition I’s outstanding capital stock; (ii) the approval of the amendment to Grace Acquisition I’s amended and restated charter contemplated in the Settlement Merger Agreement; (iii) holders of no more than 7.5% of the outstanding shares of the preferred stock delivering (and not withdrawing) written notice of their intent to demand payment, if the Settlement Merger is effectuated, pursuant to Section 48-23-202 of the Tennessee Business Corporation Act; and (iv) the final approval and entry of a final and non-appealable order and judgment of a Stipulation and Agreement of Settlement dated October 8, 2014, as supplemented December 4, 2014, by the Federal Court in the Johnson Lawsuit (the Final Approval Condition).  The Company expects to hold a special meeting of shareholders currently scheduled for July 14, 2015 at which shareholders will be asked to approve the Settlement Merger Agreement.  The Settlement Merger may not be completed prior to the satisfaction or, other than with respect to the Final Approval Condition which may not be waived by the Company, waiver of the conditions to closing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our unaudited condensed consolidated financial statements for the three months ended March 31, 2015.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2014. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year.  In this report, we use the terms “the Company,” “we” or “our” to refer to W2007 Grace Acquisition I, Inc. and its subsidiaries, unless the context indicates otherwise.

FORWARD-LOOKING STATEMENTS

Throughout this Quarterly Report on Form 10-Q, we make forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Such statements are generally accompanied by words such as “may,” “believe,” “estimate,” “project,” “plan,” “intend,” “will,” “anticipate,” “expect” and words of similar import that convey uncertainty as to future events or outcomes. These forward-looking statements include information about possible or assumed future results of our business, financial condition and liquidity, results of operations, plans, and objectives. Statements regarding the following subjects are forward-looking by their nature:

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

EXECUTIVE OVERVIEW

Historically, we primarily owned premium-branded, limited-service hotels in the upscale and upper midscale segments of the lodging industry, as these segments were defined by Smith Travel Research (STR), a leading source of lodging industry data. Limited-service hotels typically generate most of their revenue from room rentals, have limited food and beverage outlets and meeting space and require fewer employees than traditional full-service hotels. We believed premium-branded, limited-service hotels had the potential to generate attractive returns relative to other types of hotels due to their ability to achieve revenue per available room (RevPAR) levels at or close to those achieved by traditional full-service hotels while achieving higher profit margins due to their more efficient operating model and less volatile cash flows.

On February 27, 2015, 116 hotel assets, of which 20 were owned by subsidiaries of the Company and 96 were owned by subsidiaries of Senior Mezz, were transferred to affiliates of ARC Hospitality for a combined purchase price of $1.808 billion, of which $347 million related to the Company.

In the transaction, the Company received approximately $22.2 million in cash subject to a post-closing adjustment to reflect actual proration of certain operating items and all of the Company’s remaining notes payable were repaid at closing. The Company’s subsidiaries were issued preferred equity interests with an initial capital balance of approximately $99.8 million in a newly-formed

Delaware limited liability company, ARC Hospitality Portfolio II Holdco, LLC, which is the indirect owner of the 20 hotels transferred by the Company.

Also in the transaction, Senior Mezz received approximately $106.0 million in cash subject to a post-closing adjustment to reflect actual proration of certain operating items.  Senior Mezz was issued preferred equity interests with an initial capital balance of approximately $347.3 million in a newly-formed Delaware limited liability company, ARC Hospitality Portfolio I Holdco, LLC, which is the indirect owner of the 96 hotels transferred by Senior Mezz.  The buyers assumed approximately $903.9 million of existing mezzanine and mortgage indebtedness of Senior Mezz which indebtedness is related to the 96 hotels transferred by Senior Mezz.

On March 25, 2015, subsidiaries of Senior Mezz entered into an agreement to sell its remaining 10 hotels for $100 million.  The agreement was terminated by the purchasers on May 6, 2015 in accordance with their rights under the agreement (ARC Hospitality had previously elected to exclude the same hotels from its transaction).  On June 5, 2015, subsidiaries of Senior Mezz entered into an amendment to the terminated contract, which among other things, reinstated the contract for nine of the remaining hotels, amended the purchase price to $85 million and scheduled closing for July 23, 2015.  There can be no assurance as to whether or when the transaction will close, as to the actual proceeds that will be realized if it does close, or as to what the assets might ultimately sell for in an alternate transaction if the pending transaction does not close. Even if the transaction does close, there can be no assurance as to when a distribution from such sale proceeds will be received by the Company. While the subsidiaries of Senior Mezz expect to sell the one remaining hotel, there can be no assurance as to whether or when that hotel will be sold, the form of consideration which may be received in respect of that hotel or whether the consideration which may be received in respect of that hotel will be greater or less than the purchase price allocated to that hotel in the previously contemplated sale. Even if a transaction for the one remaining hotel does occur, there can be no assurance as to when a distribution from such sale proceeds will be received by the Company.

RESULTS OF OPERATIONS

The following tables summarize the change in key line items from the Company’s unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
	(unaudited)
Total hotel revenues	$11,747	$107,429	$(95,682)
Direct hotel expenses	7,449	63,550	56,101
Property tax, ground lease, insurance and property management fees	979	8,115	7,136
Corporate overhead	691	1,278	587
Asset management fees	287	1,910	1,623
Depreciation and amortization	4,126	20,926	16,800
Operating income (loss)	(1,785)	11,650	(13,435)
Equity in loss from Senior Mezz	(1,376)	—	(1,376)
Interest income	12	23	(11)
Interest expense	(1,888)	(19,705)	17,817
Other income	—	9	(9)
Transaction expenses	(9,038)	—	(9,038)
Loss on extinguishment of debt	(13,307)	—	(13,307)
Net loss	(27,382)	(8,023)	(19,359)
Net loss attributable to non-controlling interest	26,583	7,804	18,779
Net loss attributable to the Company	$(799)	$(219)	$(580)

Comparison of the three months ended March 31, 2015 and 2014

Total hotel revenues, direct hotel expenses and property tax, ground lease, insurance and property management fees

Total hotel revenues, direct hotel expenses and property tax, ground lease, insurance and property management fees for the three months ended March 31, 2015 were significantly lower than the three months ended March 31, 2104 due to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014 and the transfer of the Company’s 20 hotels on February 27, 2015.

Corporate overhead

Corporate overhead expenses decreased $0.6 million to $0.7 million for the three months ended March 31, 2015 compared to $1.3 million for the three months ended March 31, 2014. This decrease was primarily attributable to the decrease in corporate overhead related to the deconsolidation of the Senior Mezz hotels on April 11, 2014.

Asset management fees

Asset management fees decreased $1.6 million to $0.3 million for the three months ended March 31, 2015 compared to $1.9 million for the three months ended March 31, 2014. This decrease was primarily due to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014 and the resultant decrease in asset management fees related to our hotels.

Depreciation and amortization

Depreciation and amortization decreased $16.8 million to $4.1 million for the three months ended March 31, 2015 compared to $20.9 million for the three months ended March 31, 2014. This decrease was primarily due to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014 and the resultant decrease in depreciation on our hotels.

Equity in loss from Senior Mezz

For the three months ended March 31, 2015, the equity in loss from Senior Mezz was $1.4 million which related to our 3% equity interest in Senior Mezz.

Interest expense

Interest expense decreased $17.8 million to $1.9 million for the three months ended March 31, 2015 compared to $19.7 million for the three months ended March 31, 2014. The decrease was primarily due to the payoff of the GE Mortgage, a mortgage held by Senior Mezz prior to the exercise of the Purchase Option and refinancing, on April 11, 2014, normal principal amortization on our other mortgages and the payoff of all of the Company’s notes payable on February 27, 2015.

Transaction expenses

Transaction expenses were $9.0 million for the three months ended March 31, 2015 and were related to the transfer of the Company’s hotels on February 27, 2015.

Loss on extinguishment of debt

For the three months ended March 31, 2015, loss on extinguishment of debt was $13.3 million and consists of defeasance premiums and other costs incurred in connection with the payoff of the Company’s notes payable on February 27, 2015.

Net loss

As a result of the foregoing, we recorded a net loss of $27.4 million for the three months ended March 31, 2015 compared to a net loss of $8.0 million for the three months ended March 31, 2014.

Net loss attributable to non-controlling interest

Non-controlling interest represents the interest not owned by us in our subsidiary and, indirectly, our hotels. Consistent with the increase in net loss, the net loss attributable to non-controlling interest increased to $26.6 million for the three months ended March 31, 2015 from $7.8 million for the three months ended March 31, 2014.

Net loss attributable to the Company

Net loss attributable to the Company represents the net loss not attributable to non-controlling interests. The net loss attributable to the Company increased to $0.8 million for the three months ended March 31, 2015 from $0.2 million for the three months ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, the Company’s principal source of cash to meet its operating requirements is the return it earns on the Preferred Equity Interests. As of March 31, 2015, the Company believes that its operating cash flows will be sufficient to fund the continuing operations of the Company which now primarily consist of corporate overhead and asset management fees. If necessary, the Company expects to fund any short term liquidity requirements above the operating cash flows with cash and cash equivalents currently on hand.

As of March 31, 2015, the Company has a liability of $24.25 million related to the memorandum of understanding and settlement stipulation related to the Johnson Lawsuit which is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.  The Company anticipates funding the settlement with cash on hand or, if necessary, funding from Whitehall.

Operating activities

Net cash flows from operating activities were $(14.5) million and $22.3 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in cash flows from operating activities was primarily due to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014 and the transfer of the Company’s 20 hotels on February 27, 2015.  Also contributing to the decrease was the reduction in accounts payable and accrued liabilities and accrued interest payable.

Investment activities

Net cash flows from investing activities were $0.1 million for the three months ended March 31, 2015, which consisted of $1.7 million reduction in restricted cash partially offset by $1.6 million of capital additions to hotels.

Net cash used in investing activities was $12.7 million for the three months ended March 31, 2014 which consisted of $5.1 million of capital additions to hotels and an $8.9 million increase in restricted cash partially offset by $1.3 million of proceeds from property casualty insurance.

Financing activities

Net cash flow from financing activities was $30.8 million for the three months ended March 31, 2015 which consisted of $247.0 million in cash received from the transaction with ARC Hospitality partially offset by $204.6 million in principal payments on the Company’s notes payable and $11.6 million in defeasance costs.

Net cash flow used in financing activities was $1.1 million for the three months ended March 31, 2014 which consisted of principal payments on the Company’s notes payable.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2015, all of the Company’s debt has been repaid and there are no material outstanding contractual obligations. As of March 31, 2015, we had no off-balance-sheet arrangements with any party nor do we anticipate any such arrangements.

INFLATION

Operators of hotels in general possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of the companies that managed our hotels to raise room rates. As of March 31, 2015, the Company does not own any hotels.

SEASONALITY

Some of the Company’s hotel operations have historically been seasonal. Generally, hotel revenues were greater in the second and third calendar quarters than in the first and fourth calendar quarters. This seasonality pattern caused fluctuations in the operating results. As of March 31, 2015, the Company does not own any hotels.

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

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. As of March 31, 2015, we had no significant outstanding market risk exposure.

Historically, our interest rate risk objectives were to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we managed our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates were obtainable. We entered into interest rate caps to mitigate our interest rate risk on a portion of our variable rate debt. We did not enter into derivative or interest rate transactions for speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act) during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in various legal proceedings and disputes arising in the ordinary course of business. The Company does not believe that the disposition of such legal proceedings and disputes will have a material adverse effect on our business, the financial position, continuing operations or cash flows, except as described below.

In September 2013, a putative class action lawsuit (the Johnson Lawsuit) was filed in the Tennessee Chancery Court, Shelby County, Tennessee by several current and former holders of our preferred stock. Plaintiffs allege that, since October 2007, the defendants named in the complaint have engaged in a scheme to oppress and then squeeze-out the holders of our preferred stock, including by allegedly suppressing the marketability of the shares, causing the Company to cease paying dividends, and purchasing 58.8% of the shares in a series of alleged “creeping” tender offers beginning in 2012. The complaint names as defendants the Company, the members of our board of directors, the majority shareholders of the Company (Grace I, Whitehall and PFD Holdings), the GS Group and Goldman Sachs Realty Management L.P.  The complaint asserts claims for breach of contract, breach of fiduciary duty, aiding and abetting, and for violations of the Tennessee Blue Sky laws and the Tennessee Business Corporations Act. On October 4, 2013, defendants removed the action to the United States District Court for the Western District of Tennessee. On November 6, 2013, plaintiffs filed a motion to remand the case to state court. The defendants filed their opposition on December 6, 2013. The remand motion was fully briefed on December 20, 2013.  On July 28, 2014, the court denied the remand motion.  The defendants also moved to dismiss the Johnson Lawsuit on January 23, 2014.  The court entered a scheduling order governing further proceedings in the litigation on February 14, 2014, as amended on June 19, 2014 and July 28, 2014, and the parties engaged in merits and class certification discovery.  Also, pursuant to the schedule, plaintiffs filed their opposition to defendants’ dismissal motion on March 21, 2014, and defendants filed their reply papers in further support of their motion on April 25, 2014.  Plaintiffs moved for class certification on May 16, 2014.

After the Company announced the original purchase agreement with ARC Hospitality on June 2, 2014, defendants and plaintiffs engaged in settlement negotiations.  Thereafter, plaintiffs made requests for, and defendants provided to plaintiffs, information regarding the transaction contemplated by the original purchase agreement (the ARCH Transaction).  Among other information provided, the Company estimated a reasonable fair present value of the proceeds that could be distributed to holders of the preferred stock as a result of the ARCH Transaction, as announced, to be approximately $18.50 per share of preferred stock.  Plaintiffs retained and consulted with two financial advisors with regard to the ARCH Transaction.  From June 2014 through August 2014, the parties to the Johnson Lawsuit continued to engage in both merits and class certification discovery.  On August 20, 2014, the parties entered into a Memorandum of Understanding (MOU) containing the key terms of a proposed settlement.  On August 22, 2014, the parties held a telephone conference with the court, in which the court agreed that, in light of the MOU, the parties would no longer be subject to the pending deadlines in the then current scheduling order.  For the court’s convenience in managing its docket, the defendants agreed to withdraw their pending motion to dismiss without prejudice.  On September 2, 2014, the court granted the defendants’ motion to withdraw its motion to dismiss without prejudice to renew.  The defendants may renew their motion to dismiss in the event that the proposed settlement of the Johnson Lawsuit does not become final.

The stipulation, which was submitted to the court on October 9, 2014 and amended on December 4, 2014, would settle claims with respect to two classes described in the Johnson Lawsuit: (1) the “Holder Class” consisting of any and all persons who, as of August 22, 2014 and through the effective time of the merger contemplated by the stipulation, hold the preferred stock, excluding defendants and their affiliates, persons who opt out of the Holder Class and holders of dissenting shares and (2) the “Seller Class” consisting of all persons who sold some or all of their shares of preferred stock between October 25, 2007 and October 8, 2014, inclusive, and suffered a loss, excluding the defendants, their affiliates and persons who sold shares to PFD Holdings, and persons who opt out of the Seller Class.  The stipulation generally provides for the following: (1) the effectuation of a merger that will result in the exchange of $26.00 in cash for each share of Series B and C preferred stock outstanding; (2) the establishment of a $6 million fund to be distributed pursuant to a plan of allocation to members of the Seller Class; and (3) an award of $4 million in counsel fees, subject to approval by the Federal Court.  The stipulation was preliminarily approved by the court on April 30, 2015 and remains subject to final approval by the court.  A hearing on final approval is scheduled for September 11, 2015.

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
2.1

Agreement and Plan of Merger, dated as of May 10, 2015, by and among W2007 Grace Acquisition I, Inc., W2007 Grace II, LLC, W2007 Grace Acquisition II, Inc., and, solely for purposes of certain payment obligations contained thereunder, PFD Holdings LLC, Whitehall Parallel Global Real Estate Limited Partnership 2007 and W2007 Finance Sub, LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-12073) filed with the SEC on May 11, 2015).

10.1

First Amendment to Amended and Restated Sale Agreement, dated February 13, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-12073) filed with the SEC on March 5, 2015).

10.2

Letter Agreement Amendment to Amended and Restated Sale Agreement, dated February 24, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (SEC File No. 001-12073) filed with the SEC on March 5, 2015).

10.3

Amended and Restated Limited Liability Company Agreement of ARC Hospitality Portfolio I Holdco, LLC, dated February 27, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (SEC File No. 001-12073) filed with the SEC on March 5, 2015).

10.4

Amended and Restated Limited Liability Company Agreement of ARC Hospitality Portfolio II Holdco, LLC, dated February 27, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (SEC File No. 001-12073) filed with the SEC on March 5, 2015).

10.5

Assumption and Release Agreement dated February 27, 2015 by and among W2007 Equity Inns Realty, LLC, W2007 Equity Inns Realty, L.P., ARC Hospitality Portfolio I Owner, LLC, ARC Hospitality Portfolio I BHGL Owner, Llc, ARC Hospitality Portfolio I PXGL Owner, LLC, ARC Hospitality Portfolio I GBGL Owner, Llc, ARC Hospitality Portfolio I NFGL Owner, Llc, ARC Hospitality Portfolio I MBGL 1000 Owner, LLC, ARC Hospitality Portfolio I MBGL 950 Owner, LLC, ARC Hospitality Portfolio I NTC Owner, LP, Arc Hospitality Portfolio I DLGL Owner, LP, ARC Hospitality Portfolio I SAGL Owner, LP, U.S. Bank National Association, as Trustee for the Registered Holders of Eqty 2014-Inns Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Whitehall Street Global Real Estate Limited Partnership 2007, Whitehall Parallel Global Real Estate Limited Partnership 2007, American Realty Capital Hospitality Operating Partnership, L.P. and American Realty Capital Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for year ended December 31, 2014 (SEC File No. 001-12073) filed with the SEC on May 1, 2015).

10.6

Assumption and Release Agreement (Mezzanine) dated February 27, 2015 by and among WNT Mezz I, LLC, ARC Hospitality Portfolio I Mezz, LP, U.S. Bank National Association, as trustee for the registered holders of EQTY 2014-MZ Mezzanine Trust, Commercial Mezzanine Pass-Through Certificates, Whitehall Street Global Real Estate Limited Partnership 2007, and Whitehall Parallel Global Real Estate Limited Partnership 2007, American Realty Capital Hospitality Operating Partnership, L.P., and American Realty Capital Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for year ended December 31, 2014 (SEC File No. 001-12073) filed with the SEC on May 1, 2015).

10.7

Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934, Making Findings, and Imposing Remedial Sanctions and a Cease-and-Desist Order, dated April 22, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-12073) filed with the SEC on April 22, 2015).

31.1	Certification of Todd P. Giannoble, Chief Executive Officer of W2007 Grace Acquisitions I, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and dated June 30, 2015

31.2	Certification of Gregory M. Fay, Chief Financial Officer of W2007 Grace Acquisition I, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and dated June 30, 2015

32

Certification of Todd P. Giannoble, Chief Executive Officer and Gregory M. Fay, Chief Financial Officer of W2007 Grace Acquisition I, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated June 30, 2015

101.INS	XBRL Instance Document

Exhibit Number	Description of Exhibit
101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 30, 2015	By:	/s/ Todd P. Giannoble
Todd P. Giannoble
Chief Executive Officer

Date: June 30, 2015	By:	/s/ Gregory M. Fay
Gregory M. Fay
Chief Financial Officer