Form 10-Q
period 2015-06-30
W2007 Grace Acquisition I Inc
filed 2015-08-07
CIK 916530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐    Yes  ☑    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑    Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐    Yes  ☑    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	100
(Class)	Outstanding at August 7, 2015

TABLE OF CONTENTS

Page
PART I

Item 1. Condensed Consolidated Financial Statements	1

Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2015 and December 31, 2014	1

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three Months Ended June 30, 2015 and June 30, 2014 and for the Six Months Ended June 30, 2015 and June 30, 2014	2

Condensed Consolidated Statement of Changes in Equity (Unaudited) for the Six Months Ended June 30, 2015	3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2015 and June 30, 2014	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Mine Safety Disclosures	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	22

ii

Part 1 – Financial Information

Item 1. Condensed Consolidated Financial Statements

W2007 GRACE ACQUISITION I, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amount)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
INVESTMENTS IN REAL ESTATE, net	$-	$240,830
INVESTMENT IN SENIOR MEZZ	3,052	4,920
CASH AND CASH EQUIVALENTS	38,433	12,444
RESTRICTED CASH	-	2,809
ACCOUNTS RECEIVABLE, net	340	1,906
OTHER ASSETS	649	834
DEFERRED FINANCING COSTS, net of accumulated amortization of $0 and $1,803, respectively	-	359
DEFERRED FRANCHISE FEES, net of accumulated amortization of $0 and $820, respectively	-	918
Total assets	$42,474	$265,020
LIABILITIES AND EQUITY
NOTES PAYABLE	$-	$203,126
INVESTMENT IN ARC HOTELS, net	22,326	-
OTHER LIABILITIES:
Accounts payable and accrued liabilities	25,675	33,437
Payable to affiliate	6,517	6,763
Accrued interest payable	-	1,020
Total liabilities	54,518	244,346
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series B, 8.75%, $0.01 par value, $25.00 redemption value, 3,450,000 shares issued and outstanding	60,375	60,375
Series C, 9.00%, $0.01 par value, $25.00 redemption value, 2,400,000 shares issued and outstanding	40,800	40,800
Series D, 8.00%, $0.01 par value, $250.00 redemption value, 125 shares issued and outstanding	31	31
Common stock, $0.01 par value, 100,000,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in-capital	9,979	9,979
Retained deficit	(76,532)	(74,764)
Total shareholders’ equity	34,653	36,421
NON-CONTROLLING INTEREST	(46,697)	(15,747)
Total equity	(12,044)	20,674
Total liabilities and equity	$42,474	$265,020

The accompanying notes are an integral part of the condensed consolidated financial statements.

W2007 GRACE ACQUISITION I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
REVENUES:
Rooms	$-	$32,172	$11,210	$135,552
Food and beverage	-	613	232	2,773
Other	161	448	466	2,337
Total hotel revenues	161	33,233	11,908	140,662
OPERATING EXPENSES:
Direct hotel expenses:
Rooms	-	7,305	2,978	33,374
Food and beverage	-	544	254	2,451
Other	-	262	54	1,359
Non-departmental	-	9,629	4,163	44,106
Property tax, ground lease, insurance and property management fees	6	2,171	985	10,286
Corporate overhead	1,590	1,458	2,282	2,736
Asset management fees	214	470	501	2,380
Depreciation and amortization	3,208	5,485	7,334	26,411
Impairment charges	-	7,582	-	7,582
Total operating expenses	5,018	34,906	18,551	130,685
OPERATING INCOME (LOSS)	(4,857)	(1,673)	(6,643)	9,977
Equity in loss from Senior Mezz	(482)	(1,242)	(1,858)	(1,242)
Interest income	2	17	14	40
Interest expense	-	(5,672)	(1,888)	(25,377)
Other income	18	6	18	15
Transaction expenses	-	-	(9,039)	-
Contingent loss on litigation settlement	-	(24,250)	-	(24,250)
Gain (loss) on extinguishment of debt	-	13,199	(13,307)	13,199
NET LOSS	(5,319)	(19,615)	(32,703)	(27,638)
Net (income) loss attributable to non-controlling interest	4,352	(4,787)	30,935	3,017
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(967)	$(24,402)	$(1,768)	$(24,621)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(967)	$(24,402)	$(1,768)	$(24,621)
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(967)	$(24,402)	$(1,768)	$(24,621)

The accompanying notes are an integral part of the condensed consolidated financial statements.

W2007 GRACE ACQUISITION I, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except for share amount)

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Retained	Non-controlling
	Shares	Dollars	Shares	Dollars	Capital	Deficit	Interest	Total
Balance at January 1, 2015	5,850,125	$101,206	100	$—	$9,979	$(74,764)	$(15,747)	$20,674
Net loss	—	—	—	—	—	(1,768)	(30,935)	(32,703)
Distribution (1)	—	—	—	—	—	—	(15)	(15)
Balance at June 30, 2015	5,850,125	$101,206	100	$—	$9,979	$(76,532)	$(46,697)	$(12,044)

(1)	Distribution to Grace I for corporate expenses incurred.

The accompanying notes are an integral part of the condensed consolidated financial statements.

W2007 GRACE ACQUISITION I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,703)	$(27,638)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	7	37
Accretion of notes payable fair value adjustment at acquisition	147	510
Amortization of deferred financing costs	43	128
Deductible on involuntary conversion claims	-	195
Depreciation and amortization	7,334	26,411
Amortization of below market ground leases	-	73
Equity in loss from Senior Mezz	1,858	1,242
Non-cash transaction expenses	1,795	-
(Gain) loss on extinguishment of debt	13,307	(13,199)
Impairment charges	-	7,582
Contingent loss on litigation settlement	-	24,250
Changes in operating assets and liabilities:
Accounts receivable	1,552	(4,469)
Other assets	107	(2,152)
Accounts payable and accrued liabilities	(8,971)	5,335
Accrued interest payable	(1,020)	(2,325)
Net cash provided by (used in) operating activities	(16,544)	15,980
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(1,599)	(7,452)
Proceeds from property casualty insurance	7	1,365
Change in restricted cash	2,809	29,722
Cash distribution from Senior Mezz	10	-
Additions to investment in ARC hotels	(23)	-
Net cash provided by investing activities	1,204	23,635
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from transaction with ARC Hospitality	257,593	-
Principal payments on notes payable	(204,647)	(957,415)
Proceeds from notes payable	-	976,000
Payments of defeasance premiums	(11,617)	-
Payment of deferred financing costs	-	(21,049)
Purchase of interest rate cap	-	(293)
Cash transferred in connection with the exercise of the equity purchase option	-	(38,901)
Net cash provided by (used in) financing activities	41,329	(41,658)
NET CHANGE IN CASH AND CASH EQUIVALENTS	25,989	(2,043)
CASH AND CASH EQUIVALENTS, beginning of period	12,444	12,404
CASH AND CASH EQUIVALENTS, end of period	$38,433	$10,361
SUPPLEMENTAL DISCLOSURES:
Interest paid	$2,718	$26,192
Non-cash additions to investments in real estate included in accounts payable and accrued liabilities	$-	$598
Investments in real estate reclassified to investment in ARC hotels	$239,520	$-

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

Subsequent to the Merger, Grace II changed its name to W2007 Equity Inns Partnership, L.P. (W2007 Equity LP). As of June 30, 2015, Grace I owned all of the common shares of Grace Acquisition I and Grace Acquisition I owned a 1% general partnership interest in W2007 Equity LP (with Grace I owning a 1% general partnership interest and a 98% limited partnership interest).  Grace Acquisition I and W2007 Equity LP (and its wholly owned subsidiaries) are hereinafter collectively referred to as the Company.

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

On February 27, 2015, 116 hotel assets, of which 20 were owned by subsidiaries of the Company and 96 were owned by subsidiaries of Senior Mezz, were transferred to affiliates of American Realty Capital Hospitality Trust, Inc. (ARC Hospitality) for a combined purchase price of $1.808 billion, of which $347.0 million related to the Company.

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

On March 25, 2015, subsidiaries of Senior Mezz entered into an agreement to sell its remaining 10 hotels for $100 million. On May 6, 2015, subsidiaries of Senior Mezz received a notice terminating the contract to sell its 10 remaining hotels (ARC Hospitality had previously elected to exclude the same hotels from its transaction).  On June 5, 2015, subsidiaries of Senior Mezz entered into an amendment to the terminated contract, which among other things, reinstated the contract for nine of the remaining hotels, amended the purchase price to $85 million and scheduled closing for July 23, 2015.  The subsidiaries of Senior Mezz closed on the sale of the nine hotels as scheduled on July 23, 2015. While the subsidiaries of Senior Mezz expect to sell the one remaining hotel, there can be no assurance as to whether or when that hotel will be sold, the form of consideration which may be received in respect of that hotel or whether the consideration which may be received in respect of that hotel will be greater or less than the purchase price allocated to that hotel in the previously contemplated sale. Even if a transaction for the one remaining hotel does occur, there can be no assurance as to when a distribution from such sale proceeds will be received by the Company.

On May 10, 2015, Grace Acquisition I entered into an agreement and plan of merger (the Settlement Merger Agreement) with W2007 Grace II, LLC (Parent), W2007 Grace Acquisition II, Inc. (Merger Sub), and, solely for the purposes of certain payment obligations thereunder, PFD Holdings and Whitehall, pursuant to which Grace Acquisition I will be merged with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of Parent (the Settlement Merger).  Completion of the Settlement Merger is subject to numerous conditions including, but not limited to: (i) the approval of the Settlement Merger Agreement by the affirmative vote of a majority of all the votes entitled to be cast by the holders of Grace Acquisition I’s outstanding capital stock; (ii) the approval of the amendment to Grace Acquisition I’s amended and restated charter contemplated in the Settlement Merger Agreement; (iii) holders of no more than 7.5% of the outstanding shares of the preferred stock delivering (and not withdrawing) written notice of their intent to demand payment, if the Settlement Merger is effectuated, pursuant to Section 48-23-202 of the Tennessee Business Corporation Act; and (iv) the final approval and entry of a final and non-appealable order and judgment of a Stipulation and Agreement of Settlement dated October 8, 2014, as supplemented December 4, 2014, by the Federal Court in the Johnson Lawsuit (the Final Approval Condition).  The Company held a special meeting of shareholders on July 14, 2015 at which meeting the shareholders approved the Settlement Merger Agreement and the amendment to Grace Acquisition I’s amended and restated charter.  In addition, the Company did not receive a notice from any shareholders of their intent to demand payment if the Settlement Merger is effectuated, pursuant to Section 48-23-202 of the Tennessee Business Corporation Act, by the required notice deadline.  The Settlement Merger may not be completed prior to the satisfaction or, other than with respect to the Final Approval Condition which may not be waived by the Company, waiver of the conditions to closing.

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

Investments in real estate consisted of the following (in thousands):

December 31, 2014
Land and improvements	$50,900
Buildings and improvements	258,829
Total cost	309,729
Accumulated depreciation and amortization	(68,899)
Investments in real estate, net	$240,830

Depreciation was calculated using the straight-line method over the estimated useful lives of the respective assets as follows: buildings and improvements over 7.5 to 39 years; land improvements over 15 years; and furniture, fixtures and equipment, including china, glass, silver, uniforms and linen, over 3 to 7 years.

Assets were classified as held for sale if a disposal plan was in place, actions to achieve the sale had been initiated, a sale was probable and it was unlikely that significant changes to the plan would be made or that the plan would be withdrawn.  Sales of the Company’s investments in real estate take a significant amount of time to consummate and many changes in the terms and timing were typical in the process. Accordingly, management did not classify assets as held for sale until a contract was pending, closing was scheduled and the probability of significant changes in terms or timing was insignificant.  No assets were classified as held for sale as of December 31, 2014 or June 30, 2015.

Investment in ARC Hotels

As discussed in Note 1, on February 27, 2015 the Company transferred its 20 hotels to ARC Hospitality.  However, due to the Company’s continuing involvement in the hotels through its Preferred Equity Interests, the Company cannot recognize the transaction as a sale under the current accounting guidance.  Therefore, the Company initially recorded the following amounts in the Investment in ARC Hotels: (a) the net book value of the hotels ($239.5 million) and (b) a receivable from ARC Hospitality for the proration of certain operating items ($0.2 million) less (i) cash received from the transaction ($247.0 million) and (ii) depreciation on the hotels ($1.1 million).  Even though this accounting treatment does not recognize the Preferred Equity Interests in the accompanying condensed consolidated financial statements, the Company is legally entitled to all of its rights under the Preferred Equity Interests including repayment of the initial capital balance of $99.8 million at March 31, 2015 and the preferred distributions thereon.

The Company will record all payments received under the Preferred Equity Interests as a reduction of the Investment in ARC Hotels when received.  As of March 31, 2015, the Company had not received any payments from the Preferred Equity Interests and, as of June 30, 2015, the Company had received $2.0 million in preferred distributions on the Preferred Equity Interests and $8.5 million return of the Preferred Equity Interests’ initial capital balance.  The unrecognized gain on the transaction and the return received on the Preferred Equity Interests will be recognized as income when the Preferred Equity Interests have been repaid in full and the Company’s continuing involvement in the hotels ceases.

Investment in Senior Mezz

The Company’s 3% investment in Senior Mezz is accounted for under the equity method of accounting.  The Company initially recognized it pro rata interest in the net assets of Senior Mezz and has also recognized its pro rata interest in Senior Mezz’s net income or loss. Management reviews the investment in Senior Mezz for impairment each reporting period. The investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in income (loss) from Senior Mezz.  No such impairment in the investment in Senior Mezz was recorded for the three or six months ended June 30, 2015 or 2014.

Consistent with the Company’s accounting treatment for the transaction, due to Senior Mezz’s continuing involvement in the hotels it transferred to ARC Hospitality through its Preferred Equity Interests, Senior Mezz did not recognize the transaction as a sale under the current accounting guidance.

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

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when recording impairment on long-lived assets).  The following table presents nonfinancial assets measured at fair value on a nonrecurring basis as of June 30, 2014 and related impairment charges recorded (in thousands):

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

The following table presents quantitative information about significant unobservable inputs used in determining the fair value of the above noted nonfinancial assets as of June 30, 2014 ($ in thousands):

2014

Property Type	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Inputs
Hotels	$38,268	Discounted cash flows	Discount rate	12%
			Exit price per key	$79
			Hold period	6 months
			Revenue growth	3.9%
			Expense growth	4.5%

Non-controlling interest

Non-controlling interest represents Grace I’s proportionate share (99%) of the equity of W2007 Equity LP as provided for in its partnership agreement.  The majority of the Company’s activities are conducted by W2007 Equity LP and its subsidiaries, and thus are reflected in non-controlling interest. However, the litigation accrual (see Note 7) and certain other costs related to Grace Acquisition

I’s SEC reporting obligations have been deemed to relate to Grace Acquisition I and therefore, have not been reflected in non-controlling interest.

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

The Taxable Entities have recorded a valuation allowance equal to 100% of the net deferred tax assets due to the uncertainty of realizing the benefit of their accumulated net operating losses.  For the three and six months ended June 30, 2015 and 2014, the Taxable Entities’ effective tax rates were zero due to the uncertainty of realizing these net deferred tax assets.  As of June 30, 2015, the net operating losses begin to expire in 2022.

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

Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. The new standard is effective for the Company on January 1, 2018 and early adoption is not permitted.  The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

3.  NOTES PAYABLE:

The Company had no notes payable outstanding at June 30, 2015.  The following notes payable were outstanding at December 31, 2014 (in thousands):

Indebtedness	Maturity Date	Interest Rate	Balance
Mortgages (7 hotels)	Dec. 2016	5.865%	$77,212
Mortgages (6 hotels)	Oct. 2016	5.650%	24,725
Mortgages (6 hotels)	Dec. 2015	5.440%	48,984
Junior subordinated debt	Jul. 2035	LIBOR(1) + 2.85%	50,000
Mortgage A	Mar. 2015	5.770%	3,726
			$204,647
Fair value adjustment			(1,521)
			$203,126

(1)The 90-day LIBOR rate was 0.26% as of December 31, 2014

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

During the three and six months ended June 30, 2014, GSMC earned interest of $50,000 and $552,000, respectively, in connection with interests held by it in loans under the GE Mortgage, a mortgage secured by hotels owned by Senior Mezz prior to the exercise of the Purchase Option and refinancing in April 2014 as discussed in Note 1.  No interest was earned by GSMC under the GE Mortgage in the three or six months ended June 30, 2015 as the GE Mortgage was refinanced in April 2014.

During the three and six months ended June 30, 2014, the Company paid approximately $21,049,000 of deferred financing fees, of which a fee of approximately $3,904,000 was paid to GSMC in connection with the origination of the GACC Loan, the loan originated by German American Capital Corporation in April 2014 to refinance the GE Mortgage.  These deferred financing fees were transferred to WNT in connection with its exercise of the Purchase Option.

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

4. PREFERRED STOCK:

Grace Acquisition I’s board of directors did not declare a dividend for the first or second quarter of 2015 due primarily to the potential obligation of the Company to pay the merger consideration contemplated under the stipulation and agreement of settlement (see Notes 1 and 7) and liabilities or potential liabilities arising from the transfer of its hotels.  As of June 30, 2015, Grace Acquisition I had $92.8 million in accumulated, undeclared preferred stock dividends.  Since at least six quarters of dividends on the Series B and C preferred stock are outstanding, the preferred shareholders are entitled to elect two members to the board of directors of Grace Acquisition I. Grace Acquisition I has attempted to hold three meetings to elect the new board members; however, at each meeting a quorum was not achieved and, therefore, an election did not occur.

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

6.  PROPERTY TAX, GROUND LEASE, INSURANCE AND PROPERTY MANAGEMENT FEES:

Property tax, ground lease, insurance and property management fees from continuing operations consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Property tax	$6	$1,145	$540	$5,565
Ground lease	-	41	-	447
Insurance	-	289	134	1,384
Property management fees	-	696	311	2,890
	$6	$2,171	$985	$10,286

7.  COMMITMENTS AND CONTINGENCIES:

The Company is involved in various legal proceedings and disputes arising in the ordinary course of business.  The Company does not believe that the disposition of such legal proceedings and disputes will have a material adverse effect on the financial position, continuing operations or cash flows of the Company, other than as disclosed herein.

In September 2013, a putative class action lawsuit (the Johnson Lawsuit) was filed in the Chancery Court of Shelby County, Tennessee (the Chancery Court) by several current and former shareholders of the Series B and C preferred shares of Grace Acquisition I. The complaint, which alleges, among other things, breach of contract and breach of fiduciary duty that resulted in the loss of Series B and Series C preferred share value, names Grace Acquisition I, members of Grace Acquisition I’s board of directors, PFD Holdings, LLC (PFD Holdings), GS Group, Whitehall, Goldman Sachs Realty Management, L.P. and Grace I as defendants.On October 4, 2013, the defendants removed the case to the United States District Court for the Western District of Tennessee (the Federal Court). In November 2013, the plaintiffs filed a motion to remand the case back to the Chancery Court, which the defendants opposed. On July 28, 2014, the Federal Court denied the plaintiffs’ motion to remand. In addition, in January 2014, the defendants also filed a motion to dismiss the Johnson Lawsuit and the motion was fully briefed on April 24, 2014.

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

In August 2014, the Company and the other defendants entered into a non-binding memorandum of understanding with respect to a settlement of the claims raised in the Johnson Lawsuit. On August 22, 2014, the parties notified the Federal Court of the proposed settlement, and the Federal Court agreed that the parties would no longer be subject to pending deadlines in the current scheduling order. On September 2, 2014, in light of the proposed settlement, defendants filed a motion to withdraw their motion to dismiss without prejudice to renew that motion if the proposed settlement of the Johnson Lawsuit does not become final. The Federal Court granted the motion. The parties submitted the proposed settlement stipulation and related papers to the Federal Court for approval on October 9, 2014, and filed additional papers in support of settlement on December 4, 2014 and March 20, 2015. The stipulation was preliminarily approved by the Federal Court on April 30, 2015 and remains subject to final approval by the Federal Court. A hearing on final approval is scheduled for September 11, 2015.  The stipulation of settlement would settle claims with respect to two classes described in the Johnson Lawsuit: (1) the “Holder Class” consisting of any and all persons who, as of August 22, 2014 and through the effective time of the merger contemplated by the stipulation, hold the preferred stock, excluding defendants and their affiliates, persons who opt out of the Holder Class and holders of dissenting shares and (2) the “Seller Class” consisting of all persons who sold some or all of their shares of preferred stock between October 25, 2007 and October 8, 2014, inclusive, and suffered a loss, excluding the defendants, their affiliates and persons who sold shares to PFD Holdings, and persons who opt out of the Seller Class. The stipulation of settlement generally provides for the following: (1) the effectuation of a merger that will result in the exchange of $26.00 in cash for each share of Series B and C preferred stock outstanding (see Note 1); (2) the establishment of a $6 million fund to be distributed pursuant to a plan of allocation to members of the Seller Class; and (3) an award of $4 million in counsel fees, subject to approval by the Federal Court. Therefore, during the three months ended June 30, 2014, the Company accrued $24.25 million related to the agreement which is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets and in contingent loss on litigation settlement in the condensed consolidated statements of operations and comprehensive loss. In June 2015, the Company paid $0.25 million to the trust created for the Seller Class and the Company anticipates funding the balance of the settlement with cash on hand or, if necessary, funding from Whitehall. The proposed settlement in the Johnson Lawsuit purports to encompass the claims asserted in the Dent Lawsuit. Ongoing defense costs will be expensed as incurred.

8.  SUMMARIZED FINANCIAL INFORMATION ON SENIOR MEZZ:

The following table summarizes the condensed consolidated statement of operations for the six months ended June 30, 2015 of Senior Mezz (in thousands):

Six months ended June 30, 2015
Total hotel revenues	$68,744
Total operating expenses	85,004
Operating loss	(16,260)
Interest expense	(10,534)
Transaction expenses	(35,222)
Other, net	44
Net loss	(61,972)
Net loss attributable to non-controlling interests	1,858
Net loss attributable to the controlling interests	$(60,114)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2014. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year.  In this report, we use the terms “the Company,” “we” or “our” to refer to W2007 Grace Acquisition I, Inc. and its subsidiaries, unless the context indicates otherwise.

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

On February 27, 2015, 116 hotel assets, of which 20 were owned by subsidiaries of the Company and 96 were owned by subsidiaries of Senior Mezz, were transferred to affiliates of ARC Hospitality for a combined purchase price of $1.808 billion, of which $347.0 million related to the Company.  In the transaction, the Company received approximately $22.2 million in cash subject to a post-closing adjustment to reflect actual proration of certain operating items and all of the Company’s remaining notes payable were repaid at closing. The Company’s subsidiaries were issued preferred equity interests with an initial capital balance of approximately $99.8 million in a newly-formed Delaware limited liability company, ARC Hospitality Portfolio II Holdco, LLC, which is the indirect owner of the 20 hotels transferred by the Company.

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

On March 25, 2015, subsidiaries of Senior Mezz entered into an agreement to sell their remaining 10 hotels for $100 million.  The agreement was terminated by the purchasers on May 6, 2015 in accordance with their rights under the agreement (ARC Hospitality had previously elected to exclude the same hotels from its transaction).  On June 5, 2015, subsidiaries of Senior Mezz entered into an amendment to the terminated contract, which among other things, reinstated the contract for nine of the remaining hotels, amended the purchase price to $85 million and scheduled closing for July 23, 2015.  The subsidiaries of Senior Mezz closed on the sale of the nine hotels as scheduled on July 23, 2015.  While the subsidiaries of Senior Mezz expect to sell the one remaining hotel, there can be no assurance as to whether or when that hotel will be sold, the form of consideration which may be received in respect of that hotel or whether the consideration which may be received in respect of that hotel will be greater or less than the purchase price allocated to that hotel in the previously contemplated sale. Even if a transaction for the one remaining hotel does occur, there can be no assurance as to when a distribution from such sale proceeds will be received by the Company.

RESULTS OF OPERATIONS

The following tables summarize the change in key line items from the Company’s unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months ended June 30,			Six Months ended June 30,
	2015	2014	Change	2015	2014	Change
Total hotel revenues	$161	$33,233	$(33,072)	$11,908	$140,662	$(128,754)
Direct hotel expenses	-	17,740	(17,740)	7,449	81,290	(73,841)
Property tax, ground lease, insurance and property management fees	6	2,171	(2,165)	985	10,286	(9,301)
Corporate overhead	1,590	1,458	132	2,282	2,736	(454)
Asset management fees	214	470	(256)	501	2,380	(1,879)
Depreciation and amortization	3,208	5,485	(2,277)	7,334	26,411	(19,077)
Impairment charges	-	7,582	(7,582)	-	7,582	(7,582)
Operating income (loss)	(4,857)	(1,673)	(3,184)	(6,643)	9,977	(16,620)
Equity in loss from Senior Mezz	(482)	(1,242)	760	(1,858)	(1,242)	(616)
Interest income	2	17	(15)	14	40	(26)
Interest expense	-	(5,672)	5,672	(1,888)	(25,377)	23,489
Other income	18	6	12	18	15	3
Transaction expenses	-	-	-	(9,039)	-	(9,039)
Contingent loss on litigation settlement	-	(24,250)	24,250	-	(24,250)	24,250
Gain (loss) on extinguishment of debt	-	13,199	(13,199)	(13,307)	13,199	(26,506)
Net loss	(5,319)	(19,615)	14,296	(32,703)	(27,638)	(5,065)
Net (income) loss attributable to non-controlling interest	4,352	(4,787)	9,139	30,935	3,017	27,918
Net loss attributable to the Company	$(967)	$(24,402)	$23,435	$(1,768)	$(24,621)	$22,853

Comparison of the three and six months ended June 30, 2015 and 2014

Total hotel revenues

Rooms revenue for the three months ended June 30, 2015 decreased $32.2 million, or 100.0%, to $0.0 million from $32.2 million for the three months ended June 30, 2014.  The decrease in rooms revenue was due to the deconsolidation of the 106 Senior Mezz hotels and the transfer of the Company’s hotels on February 27, 2015 to ARC Hospitality.  Both food and beverage and other revenue, which consisted mainly of guest telephone charges, equipment rentals, vending income, in-room movie sales, parking and business centers, experienced decreases for principally the same reasons as the decrease in room revenues.

Rooms revenue for the six months ended June 30, 2015 decreased $124.3 million, or 91.7%, to $11.2 million from $135.6 million for the six months ended June 30, 2014.  The decrease in rooms revenue was primarily due to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014 and the transfer of the Company’s hotels on February 27, 2015 to ARC Hospitality.  Both food and beverage and other revenue, which consisted mainly of guest telephone charges, equipment rentals, vending income, in-room movie sales, parking and business centers, experienced decreases for principally the same reasons as the decrease in room revenues.

Direct hotel expenses

Direct hotel expenses consisted of direct expenses from departments associated with related revenue streams (departmental expenses) and non-departmental expenses associated with operating the hotels. We experienced decreases of $8.1 million in departmental expenses and $9.6 million in non-departmental expenses during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.  The decrease in these expenses was due to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014 and the transfer of the Company’s hotels on February 27, 2015 to ARC Hospitality.

We experienced decreases of $33.9 million in departmental expenses and $39.9 million in non-departmental expenses during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.  The decrease in these expenses was primarily due to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014 and the transfer of the Company’s hotels on February 27, 2015 to ARC Hospitality.

Property tax, ground lease, insurance and property management fees

Property tax, ground lease, insurance and property management fees decreased $2.2 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 to $0.0 million, primarily related to the deconsolidation of the 106 Senior Mezz hotels and the transfer of the Company’s hotels on February 27, 2015 to ARC Hospitality.

Property tax, ground lease, insurance and property management fees decreased $9.3 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 to $1.0 million, primarily related to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014 and the transfer of the Company’s hotels on February 27, 2015 to ARC Hospitality.

Corporate overhead

Corporate overhead expenses increased $0.1 million the three months ended June 30, 2015 compared to the three months ended June 30, 2014 to $1.6 million primarily related to legal expenses incurred in connection with the Johnson Lawsuit.

Corporate overhead expenses decreased $0.5 million to $2.3 million for the six months ended June 30, 2015 compared to $2.7 million for the six months ended June 30, 2014.  This decrease was primarily related to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014 partially offset by legal expenses incurred in connection with the Johnson Lawsuit.

Asset management fees

Asset management fees decreased $0.3 million to $0.2 million for the three months ended June 30, 2015 compared to $0.5 million for the three months ended June 30, 2014.  This decrease was due to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014 and the transfer of the Company’s hotels on February 27, 2015 to ARC Hospitality and the resultant decrease in asset management fees related to our hotels.

Asset management fees decreased $1.9 million to $0.5 million for the six months ended June 30, 2015 compared to $2.4 million for the six months ended June 30, 2014.  This decrease was due to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014 and the transfer of the Company’s hotels on February 27, 2015 to ARC Hospitality and the resultant decrease in asset management fees related to our hotels.

Depreciation and amortization

Depreciation and amortization decreased $2.3 million to $3.2 million for the three months ended June 30, 2015 compared to $5.5 million for the three months ended June 30, 2014.  This decrease was primarily due to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014 and the resultant decrease in depreciation on our hotels.

Depreciation and amortization decreased $19.1 million to $7.3 million for the six months ended June 30, 2015 compared to $26.4 million for the six months ended June 30, 2014.  This decrease was primarily due to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014 and the resultant decrease in depreciation on our hotels.

Impairment Charges

We recognized an impairment charge $7.6 million on two hotels in the three and six months ended June 30, 2014.  We did not recognize any impairment charges in the three and six months ended June 30, 2015.

Equity in loss from Senior Mezz

Equity in loss from Senior Mezz decreased $0.8 million to $0.5 million for the three months ended June 30, 2015 compared to $1.2 million for the three months ended June 30, 2014.  This decrease was primarily due to the transfer of the 106 Senior Mezz hotels on February 27, 2015 and the resultant decrease in the “equity pick-up” from Senior Mezz.

Equity in loss from Senior Mezz increased $0.6 million to $1.9 million for the six months ended June 30, 2015 compared to $1.2 million for the six months ended June 30, 2014.  This increase was primarily due to the transaction expenses incurred by Senior Mezz in connection with the transfer of the 106 Senior Mezz hotels on February 27, 2015 and the resultant increase in the “equity pick-up” from Senior Mezz.

Interest expense

Interest expense decreased $5.7 million to $0.0 million for the three months ended June 30, 2015 compared to $5.7 million for the three months ended June 30, 2014.  The decrease was primarily due to the payoff of the GE Mortgage on April 11, 2014 and the repayment of the remaining notes payable on February 27, 2015 in connection with the transfer of the Company’s hotels.

Interest expense decreased $23.5 million to $1.9 million for the six months ended June 30, 2015 compared to $25.4 million for the six months ended June 30, 2014.  The decrease was primarily due to the payoff of the GE Mortgage on April 11, 2014, normal principal amortization on our other notes payable and the repayment of the remaining notes payable on February 27, 2015 in connection with the transfer of the Company’s hotels.

Transaction expenses

Transaction expenses were $9.0 million for the six months ended June 30, 2015 and were related to the transfer of the Company’s hotels on February 27, 2015.

Contingent loss on litigation settlement

As discussed more fully in Note 7, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in “Item 1. Condensed Consolidated Financial Statements (Unaudited),” in August 2014, the Company and certain other defendants entered into a non-binding memorandum of understanding with respect to a settlement of the claims raised in the Johnson Lawsuit.  The agreement generally provides for the following: (1) the effectuation of a merger that will result in the exchange of $26.00 in cash for each share of Series B and C preferred stock outstanding; (2) the establishment of a $6 million fund to be distributed pursuant to a plan of allocation to members of the Seller Class; and (3) the payment of reasonable counsel fees, as awarded by the Federal Court.  Therefore during the three and six months ended June 30, 2014, the Company accrued $24.25 million related to the agreement which is included in contingent loss on litigation settlement.  The Company anticipates funding the settlement with cash on hand or, if necessary, funding from Whitehall.  Ongoing defense costs will be expensed as incurred and could be significant.

Gain (loss) on extinguishment of debt

For the six months ended June 30, 2015, loss on extinguishment of debt was $13.3 million and consists of defeasance premiums and other costs incurred in connection with the payoff of the Company’s notes payable on February 27, 2015.

The Company recognized interest on the GE Mortgage under the effective interest method.  In conjunction with the repayment of the GE Mortgage on April 11, 2014, the Company wrote-off the interest accrued under the effective interest method, but which was not due or payable to the lender. This write-off resulted in a gain of $13.2 million during the three and six months ended June 30, 2014 which is included in gain (loss) on extinguishment of debt.

Net loss

As a result of the foregoing, we recorded a net loss of $5.3 million for the three months ended June 30, 2015 compared to a net loss of $19.6 million for the three months ended June 30, 2014.  Also as a result of the foregoing, we recorded a net loss of $32.7 million for the six months ended June 30, 2015 compared to a net loss of $27.6 million for the six months ended June 30, 2014.

Net loss attributable to non-controlling interest

Non-controlling interest represents the interest not owned by us in our subsidiary. The net loss attributable to non-controlling interest was $4.4 million for the three months ended June 30, 2015 compared to $(4.8) million for the three months ended June 30, 2014.  This change was primarily due to the gain on extinguishment of debt recorded in 2014.

The net loss attributable to non-controlling interest increased to $30.9 million for the six months ended June 30, 2015 from $3.0 million for the six months ended June 30, 2014.  This change was primarily due to the transaction expenses and loss on extinguishment of debt incurred in 2015 and the gain on extinguishment of debt recorded in 2014.

Net loss attributable to the Company

Net loss attributable to the Company represents the net loss not attributable to non-controlling interests.  The net loss attributable to the Company decreased to $1.0 million for the three months ended June 30, 2015 from $24.4 million for the three months ended June 30, 2014.  The net loss attributable to the Company decreased to $1.8 million for the six months ended June 30, 2015 from $24.6 million for the six months ended June 30, 2014. The decrease in net loss in each period was primarily due to the contingent loss on litigation settlement that was solely attributable to the Company in 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, the Company’s principal source of cash to meet its operating requirements is the return it earns on the Preferred Equity Interests.  As of June 30, 2015, the Company believes that its operating cash flows will be sufficient to fund the continuing operations of the Company which now primarily consist of corporate overhead (which includes litigation expenses) and asset management fees.  If necessary, the Company expects to fund any short term liquidity requirements above the operating cash flows with cash and cash equivalents currently on hand.

As of June 30, 2015, the Company has a liability of $24.25 million related to the memorandum of understanding and settlement stipulation related to the Johnson Lawsuit that is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.  The Company anticipates funding the settlement with cash on hand or, if necessary, funding from Whitehall.

Operating activities

Net cash flows provided by (used in) operating activities were $(16.5) million and $16.0 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in cash flows from operating activities was primarily due to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014, the transfer of the Company’s hotels on February 27, 2015 to ARC Hospitality, the transaction expenses incurred in connection with the transfer of the Company’s hotels, the reduction in accounts payable and accrued liabilities and the payment of accrued interest on notes payable.

Investing activities

Net cash flow provided by investing activities was $1.2 million for the six months ended June 30, 2015, which primarily consisted of $1.6 million of capital additions to hotels and a decrease in restricted cash of $2.8 million.

Net cash flow provided by investing activities was $23.6 million for the six months ended June 30, 2014, which primarily consisted of a decrease in restricted cash of $29.7 million and $1.4 million in proceeds from property and casualty insurance partially offset by $7.5 million of capital additions to hotels.

Financing activities

Net cash flow provided by (used in) financing activities was $41.3 million and $(41.7) million for the six months ended June 30, 2015 and 2014, respectively.  During 2015, the net cash flow related to $257.6 million in proceeds from the transfer of the Company’s hotels to ARC Hospitality partially offset by $204.6 million in principal payments on the Company’s notes payable and $11.6 million in defeasance premiums incurred in connection with the repayment of the Company’s notes payable.  During 2014, the net cash flow used in financing activities related to $957.4 million in principal payments on the Company’s notes payable, $976.0 million in proceeds from the Company’s notes payable, $21.0 million of deferred financing costs paid and $38.9 million of cash transferred in connection with the exercise of the Purchase Option.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2015, all of the Company’s debt has been repaid and there are no material outstanding contractual obligations except the litigation settlement discussed in Note 7 to the condensed consolidated financial statements included in Item 1. As of June 30, 2015, we had no off-balance-sheet arrangements with any party nor do we anticipate any such arrangements.

INFLATION

Operators of hotels in general possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of the companies that managed our hotels to raise room rates. As of June 30, 2015, the Company does not own any hotels.

SEASONALITY

Some of the Company’s hotel operations have historically been seasonal.  Generally, hotel revenues have been greater in the second and third calendar quarters than in the first and fourth calendar quarters. This seasonality pattern causes fluctuations in the operating results. As of June 30, 2015, the Company does not own any hotels.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. Except as disclosed in Note 1 to the condensed consolidated financial statements included in Item 1, all of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments.  As of June 30, 2015, we had no significant outstanding market risk exposure.

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

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act) during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1	Certification of Todd P. Giannoble, Chief Executive Officer of W2007 Grace Acquisitions I, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and dated August 7, 2015

31.2	Certification of Gregory M. Fay, Chief Financial Officer of W2007 Grace Acquisition I, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and dated August 7, 2015

32

Certification of Todd P. Giannoble, Chief Executive Officer and Gregory M. Fay, Chief Financial Officer of W2007 Grace Acquisition I, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated August 7, 2015

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

Date: August 7, 2015	By:	/s/ Todd P. Giannoble
Todd P. Giannoble
Chief Executive Officer

Date: August 7, 2015	By:	/s/ Gregory M. Fay
Gregory M. Fay
Chief Financial Officer