Form 10-Q
period 2015-09-30
W2007 Grace Acquisition I Inc
filed 2015-11-06
CIK 916530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐    Yes  ☑    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	100
(Class)	Outstanding at November 6, 2015

TABLE OF CONTENTS

Page
PART I

Item 1. Condensed Consolidated Financial Statements	1

Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2015 and December 31, 2014	1

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three Months Ended September 30, 2015 and September 30, 2014 and for the Nine Months Ended September 30, 2015 and September 30, 2014	2

Condensed Consolidated Statement of Changes in Equity (Unaudited) for the Nine Months Ended September 30, 2015	3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2015 and September 30, 2014	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Mine Safety Disclosures	21

Item 5. Other Information	21

Item 6. Exhibits	22

Signatures	23

ii

Part 1 – Financial Information

Item 1. Condensed Consolidated Financial Statements

W2007 GRACE ACQUISITION I, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amount)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
INVESTMENTS IN REAL ESTATE, net	$-	$240,830
INVESTMENT IN SENIOR MEZZ	3,219	4,920
CASH AND CASH EQUIVALENTS	50,797	12,444
RESTRICTED CASH	-	2,809
ACCOUNTS RECEIVABLE, net	443	1,906
OTHER ASSETS	521	834
DEFERRED FINANCING COSTS, net of accumulated amortization of $0 and $1,803, respectively	-	359
DEFERRED FRANCHISE FEES, net of accumulated amortization of $0 and $820, respectively	-	918
Total assets	$54,980	$265,020
LIABILITIES AND EQUITY
NOTES PAYABLE	$-	$203,126
INVESTMENT IN ARC HOTELS, net	38,895	-
OTHER LIABILITIES:
Accounts payable and accrued liabilities	25,202	33,437
Payable to affiliate	7,022	6,763
Accrued interest payable	-	1,020
Total liabilities	71,119	244,346
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series B, 8.75%, $0.01 par value, $25.00 redemption value, 3,450,000 shares issued and outstanding	60,375	60,375
Series C, 9.00%, $0.01 par value, $25.00 redemption value, 2,400,000 shares issued and outstanding	40,800	40,800
Series D, 8.00%, $0.01 par value, $250.00 redemption value, 125 shares issued and outstanding	31	31
Common stock, $0.01 par value, 100,000,000 shares authorized, 100 shares issued and outstanding	-	-
Additional paid-in-capital	9,979	9,979
Retained deficit	(77,519)	(74,764)
Total shareholders’ equity	33,666	36,421
NON-CONTROLLING INTEREST	(49,805)	(15,747)
Total equity	(16,139)	20,674
Total liabilities and equity	$54,980	$265,020

The accompanying notes are an integral part of the condensed consolidated financial statements.

W2007 GRACE ACQUISITION I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
REVENUES:
Rooms	$-	$20,101	$11,210	$155,653
Food and beverage	-	386	232	3,159
Other	104	276	570	2,613
Total hotel revenues	104	20,763	12,012	161,425
OPERATING EXPENSES:
Direct hotel expenses:
Rooms	-	4,808	2,978	38,182
Food and beverage	-	370	254	2,821
Other	-	178	54	1,537
Non-departmental	-	6,257	4,163	50,363
Property tax, ground lease, insurance and property management fees	-	1,405	985	11,691
Corporate overhead	1,022	1,182	3,304	3,918
Asset management fees	127	353	628	2,733
Depreciation and amortization	3,208	3,525	10,542	29,936
Impairment charges	-	-	-	7,582
Total operating expenses	4,357	18,078	22,908	148,763
OPERATING INCOME (LOSS)	(4,253)	2,685	(10,896)	12,662
Equity in income (loss) from Senior Mezz	167	79	(1,691)	(1,163)
Interest income	-	18	14	58
Interest expense	-	(2,971)	(1,888)	(28,348)
Other income	-	85	18	100
Transaction expenses	-	-	(9,039)	-
Contingent loss on litigation settlement	-	-	-	(24,250)
Gain (loss) on extinguishment of debt	-	-	(13,307)	13,199
NET LOSS	(4,086)	(104)	(36,789)	(27,742)
Net (income) loss attributable to non-controlling interest	3,099	(670)	34,034	2,347
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(987)	$(774)	$(2,755)	$(25,395)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(987)	$(774)	$(2,755)	$(25,395)
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(987)	$(774)	$(2,755)	$(25,395)

The accompanying notes are an integral part of the condensed consolidated financial statements.

W2007 GRACE ACQUISITION I, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except for share amount)

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Retained	Non-controlling
	Shares	Dollars	Shares	Dollars	Capital	Deficit	Interest	Total
Balance at January 1, 2015	5,850,125	$101,206	100	$-	$9,979	$(74,764)	$(15,747)	$20,674
Net loss	-	-	-	-	-	(2,755)	(34,034)	(36,789)
Distribution (1)	-	-	-	-	-	-	(24)	(24)
Balance at September 30, 2015	5,850,125	$101,206	100	$-	$9,979	$(77,519)	$(49,805)	$(16,139)

(1)	Distribution to Grace I for corporate expenses incurred.

The accompanying notes are an integral part of the condensed consolidated financial statements.

W2007 GRACE ACQUISITION I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,789)	$(27,742)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	7	78
Accretion of notes payable fair value adjustment at acquisition	147	747
Amortization of deferred financing costs	43	192
Deductible on involuntary conversion claims	-	246
Depreciation and amortization	10,542	29,936
Amortization of below market ground leases	-	73
Equity in loss from Senior Mezz	1,691	1,163
Non-cash transaction expenses	1,795	-
(Gain) loss on extinguishment of debt	13,307	(13,199)
Impairment charges	-	7,582
Contingent loss on litigation settlement	-	24,250
Changes in operating assets and liabilities:
Accounts receivable	1,449	(4,367)
Other assets	235	(2,575)
Accounts payable and accrued liabilities	(8,948)	5,942
Accrued interest payable	(1,020)	(2,325)
Net cash provided by (used in) operating activities	(17,541)	20,001
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(1,599)	(8,424)
Proceeds from property casualty insurance	7	1,365
Change in restricted cash	2,809	30,131
Cash distribution from Senior Mezz	10	-
Additions to investment in ARC hotels	(8)	-
Net cash provided by investing activities	1,219	23,072
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from transaction with ARC Hospitality	270,939	-
Principal payments on notes payable	(204,647)	(958,492)
Proceeds from notes payable	-	976,000
Payments of defeasance premiums	(11,617)	-
Payment of deferred financing costs	-	(21,049)
Purchase of interest rate cap	-	(293)
Cash transferred in connection with the exercise of the equity purchase option	-	(38,901)
Net cash provided by (used in) financing activities	54,675	(42,735)
NET CHANGE IN CASH AND CASH EQUIVALENTS	38,353	338
CASH AND CASH EQUIVALENTS, beginning of period	12,444	12,404
CASH AND CASH EQUIVALENTS, end of period	$50,797	$12,742
SUPPLEMENTAL DISCLOSURES:
Interest paid	$2,718	$28,862
Non-cash additions to investments in real estate included in accounts payable and accrued liabilities	$-	$2,163
Investments in real estate reclassified to investment in ARC hotels	$239,520	$-

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

Subsequent to the Merger, Grace II changed its name to W2007 Equity Inns Partnership, L.P. (W2007 Equity LP).  As of September 30, 2015, Grace I owned all of the common shares of Grace Acquisition I and Grace Acquisition I owned a 1% general partnership interest in W2007 Equity LP (with Grace I owning a 1% general partnership interest and a 98% limited partnership interest).  Grace Acquisition I and W2007 Equity LP (and its wholly owned subsidiaries) are hereinafter collectively referred to as the Company.

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

On July 23, 2015, subsidiaries of Senior Mezz sold nine of the remaining 10 hotels for $85 million.  While the subsidiaries of Senior Mezz expect to sell the one remaining hotel, there can be no assurance as to whether or when that hotel will be sold, the form of consideration which may be received in respect of that hotel or whether the consideration which may be received in respect of that hotel will be greater or less than the purchase price allocated to that hotel in the previously contemplated sale. Even if a transaction for the one remaining hotel does occur, there can be no assurance as to when a distribution from such sale proceeds will be received by the Company.

On May 10, 2015, Grace Acquisition I entered into an agreement and plan of merger (the Settlement Merger Agreement) with W2007 Grace II, LLC (Parent), W2007 Grace Acquisition II, Inc. (Merger Sub), and, solely for the purposes of certain payment obligations thereunder, PFD Holdings, LLC (PFD Holdings) and Whitehall, pursuant to which Grace Acquisition I will be merged with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of Parent (the Settlement Merger).  Completion of the Settlement Merger is subject to numerous conditions including, but not limited to: (i) the approval of the Settlement Merger Agreement by the affirmative vote of a majority of all the votes entitled to be cast by the holders of Grace Acquisition I’s outstanding capital stock; (ii) the approval of the amendment to Grace Acquisition I’s amended and restated charter contemplated in the Settlement Merger Agreement; (iii) holders of no more than 7.5% of the outstanding shares of the preferred stock delivering (and not withdrawing) written notice of their intent to demand payment, if the Settlement Merger is effectuated, pursuant to Section 48-23-202 of the Tennessee Business Corporation Act; and (iv) the final approval and entry of a final and non-appealable order and judgment of a Stipulation and Agreement of Settlement dated October 8, 2014, as supplemented December 4, 2014, by the Federal Court in the Johnson Lawsuit (the Final Approval Condition).  The Company held a special meeting of shareholders on July 14, 2015 at which meeting the shareholders approved the Settlement Merger Agreement and the amendment to Grace Acquisition I’s amended and restated charter.  In addition, the Company did not receive a notice from any shareholders of their intent to demand payment if the Settlement Merger is effectuated, pursuant to Section 48-23-202 of the Tennessee Business Corporation Act, by the required notice deadline.  The Settlement Merger may not be completed prior to the satisfaction or, other than with respect to the Final Approval Condition which may not be waived by the Company, waiver of the conditions to closing.

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

Assets were classified as held for sale if a disposal plan was in place, actions to achieve the sale had been initiated, a sale was probable and it was unlikely that significant changes to the plan would be made or that the plan would be withdrawn.  Sales of the Company’s investments in real estate take a significant amount of time to consummate and many changes in the terms and timing were typical in the process. Accordingly, management did not classify assets as held for sale until a contract was pending, closing was scheduled and the probability of significant changes in terms or timing was insignificant.  No assets were classified as held for sale as of December 31, 2014 or September 30, 2015.

Investment in ARC Hotels

As discussed in Note 1, on February 27, 2015 the Company transferred its 20 hotels to ARC Hospitality.  However, due to the Company’s continuing involvement in the hotels through its Preferred Equity Interests, the Company cannot recognize the transaction as a sale under the current accounting guidance.  Therefore, the Company initially recorded the following amounts in the Investment in ARC Hotels: (a) the net book value of the hotels ($239.5 million) and (b) a receivable from ARC Hospitality for the proration of certain operating items ($0.2 million) less the cash received from the transaction ($247.0 million).  Even though this accounting treatment does not recognize the Preferred Equity Interests in the accompanying condensed consolidated financial statements, the Company is legally entitled to all of its rights under the Preferred Equity Interests including repayment of the initial capital balance of $99.8 million and the preferred distributions thereon.

The Company continues to depreciate the hotels transferred to the Investment in ARC Hotels and, for the nine months ended September 30, 2015, the Company recorded $7.8 million in depreciation against the Investment in ARC Hotels.  The Company also records all payments received under the Preferred Equity Interests as a reduction of the Investment in ARC Hotels.  As of September 30, 2015, the Company had received $3.5 million in preferred distributions on the Preferred Equity Interests and $20.3 million return of the Preferred Equity Interests’ initial capital balance.  The unrecognized gain on the transaction and the return received on the Preferred Equity Interests will be recognized as income when the Preferred Equity Interests have been repaid in full and the Company’s continuing involvement in the hotels ceases.

Investment in Senior Mezz

The Company’s 3% investment in Senior Mezz is accounted for under the equity method of accounting.  The Company initially recognized it pro rata interest in the net assets of Senior Mezz and has also recognized its pro rata interest in Senior Mezz’s net income or loss. Management reviews the investment in Senior Mezz for impairment each reporting period. The investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in income (loss) from

Senior Mezz.  No such impairment in the investment in Senior Mezz was recorded for the three or nine months ended September 30, 2015 or 2014.

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

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when recording impairment on long-lived assets).  The following table presents nonfinancial assets measured at fair value on a nonrecurring basis as of September 30, 2014 and related impairment charges recorded (in thousands):

	Level 1	Level 2	Level 3	Total Impairment Write-downs
2014
Investments in real estate	$—	$—	$—	$7,582	(1)

(1)	This impairment charge was recognized during the three months ended June 30, 2014 based on a fair value (Level 3) of $38,268 as of June 30, 2014.

Management reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment write-down recorded in the nine months ended September 30, 2014 was determined as the excess of the carrying value of the two impaired hotels exceeding the sum of (i) the discounted cash flows expected from the operation of the hotels through the date of sale and (ii) the discounted allocated net sale prices of the hotels, which are the Company’s best estimate of the cash flows related to the hotels. The assumptions used both in estimating fair value through a discounted cash flow model and the undiscounted cash flow analysis are inherently judgmental and reflect current and projected trends in revenue per available room, operating expenses, capitalization rates, discount rates, and the estimated holding periods for the applicable hotels.  If an indicator of potential impairment exists, the hotel is tested for impairment for financial accounting purposes by comparing its carrying value to the estimated future undiscounted cash flows.  The amount of the impairment is calculated as the amount by which the carrying value of the hotel exceeds its fair value.

The following table presents quantitative information about significant unobservable inputs used in determining the fair value of the above noted nonfinancial assets ($ in thousands):

2014

Property Type	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Inputs
Hotels	$38,268	Discounted cash flows	Discount rate	12%
			Exit price per key	$79
			Hold period	6 months
			Revenue growth	4.0%
			Expense growth	5.0%

Non-controlling interest

Non-controlling interest represents Grace I’s proportionate share (99%) of the equity of W2007 Equity LP as provided for in its partnership agreement.  The majority of the Company’s activities are conducted by W2007 Equity LP and its subsidiaries, and thus are reflected in non-controlling interest. However, the litigation accrual and the ongoing defense costs of the litigation (see Note 7) and certain other costs related to Grace Acquisition I’s SEC reporting obligations have been deemed to relate to Grace Acquisition I and therefore, have not been reflected in non-controlling interest.

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

The Taxable Entities have recorded a valuation allowance equal to 100% of the net deferred tax assets due to the uncertainty of realizing the benefit of their accumulated net operating losses.  For the three and nine months ended September 30, 2015 and 2014, the Taxable Entities’ effective tax rates were zero due to the uncertainty of realizing these net deferred tax assets.  As of September 30, 2015, the net operating losses begin to expire in 2022.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. This standard is effective for fiscal years beginning after December 15, 2015 with early adoption permitted and will be applied on a retrospective basis. The new standard will be effective for the Company on January 1, 2016 and will not have a material impact on the Company's financial position, results of operations or cash flows.

In September 2015, the FASB ASU No. 2015-16, “Simplifying the Accounting for Measurement Period Adjustments” which requires that adjustments to provisional amounts identified during the measurement period of a business combination be recognized in the reporting period in which those adjustments are determined, including the effect on earnings, if any, calculated as if the accounting had been completed at the acquisition date. This eliminates the previous requirement to retrospectively account for such adjustments. This standard also requires additional disclosures related to the income statement effects of adjustments to provisional amounts identified during the measurement period. ASU 2015-16 will be effective for the Company during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-16 will have a material impact on the Company's financial position, results of operations or cash flows.

3.  NOTES PAYABLE:

The Company had no notes payable outstanding at September 30, 2015.  The following notes payable were outstanding at December 31, 2014 (in thousands):

Indebtedness	Maturity Date	Interest Rate	Balance
Mortgages (7 hotels)	Dec. 2016	5.865%	$77,212
Mortgages (6 hotels)	Oct. 2016	5.650%	24,725
Mortgages (6 hotels)	Dec. 2015	5.440%	48,984
Junior subordinated debt	Jul. 2035	LIBOR(1) + 2.85%	50,000
Mortgage A	Mar. 2015	5.770%	3,726
			$204,647
Fair value adjustment			(1,521)
			$203,126

(1)	The 90-day LIBOR rate was 0.26% as of December 31, 2014

On February 27, 2015, the Company transferred all 20 of its hotels to ARC Hospitality. A portion of the proceeds was used to purchase defeasance securities to fully relieve the Company’s obligations under the individual loan agreements. The Company recognized a loss of approximately $13.3 million related to the defeasance premium and other costs incurred, which is included in loss on extinguishment of debt in the accompanying condensed consolidated statements of operations and comprehensive loss.

During the three and nine months ended September 30, 2014, GSMC earned interest of $0 and $552,000, respectively, in connection with interests held by it in loans under the GE Mortgage, a mortgage secured by hotels owned by Senior Mezz prior to the exercise of the Purchase Option and refinancing in April 2014 as discussed in Note 1.  No interest was earned by GSMC under the GE Mortgage in the three or nine months ended September 30, 2015 as the GE Mortgage was refinanced in April 2014.

During the three and nine months ended September 30, 2014, the Company paid $0 and approximately $21,049,000 of deferred financing fees, of which a fee of approximately $3,904,000 was paid to GSMC in connection with the origination of the GACC Loan, the loan originated by German American Capital Corporation in April 2014 to refinance the GE Mortgage.  These deferred financing fees were transferred to WNT in connection with its exercise of the Purchase Option.

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

4.  PREFERRED STOCK:

Grace Acquisition I’s board of directors did not declare a dividend for the first, second or third quarter of 2015 due primarily to the potential obligation of the Company to pay the merger consideration contemplated under the stipulation and agreement of settlement (see Notes 1 and 7) and liabilities or potential liabilities arising from the transfer of its hotels.  As of September 30, 2015, Grace Acquisition I had $96.0 million in accumulated, undeclared preferred stock dividends.  Since at least six quarters of dividends on the Series B and C preferred stock are outstanding, the preferred shareholders are entitled to elect two members to the board of directors of Grace Acquisition I. Grace Acquisition I has attempted to hold three meetings to elect the new board members; however, at each meeting a quorum was not achieved and, therefore, an election did not occur.

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

6.  PROPERTY TAX, GROUND LEASE, INSURANCE AND PROPERTY MANAGEMENT FEES:

Property tax, ground lease, insurance and property management fees consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Property tax	$-	$751	$540	$6,315
Ground lease	-	-	-	447
Insurance	-	193	134	1,578
Property management fees	-	461	311	3,351
	$-	$1,405	$985	$11,691

7.  COMMITMENTS AND CONTINGENCIES:

The Company is involved in various legal proceedings and disputes arising in the ordinary course of business.  The Company does not believe that the disposition of such legal proceedings and disputes will have a material adverse effect on the financial position, continuing operations or cash flows of the Company, other than as disclosed herein.

In September 2013, a putative class action lawsuit (the Johnson Lawsuit) was filed in the Chancery Court of Shelby County, Tennessee (the Chancery Court) by several current and former shareholders of the Series B and C preferred shares of Grace Acquisition I. The complaint, which alleges, among other things, breach of contract and breach of fiduciary duty that resulted in the loss of Series B and Series C preferred share value, names Grace Acquisition I, members of Grace Acquisition I’s board of directors, PFD Holdings, GS Group, Whitehall, Goldman Sachs Realty Management, L.P. and Grace I as defendants.On October 4, 2013, the defendants removed the case to the United States District Court for the Western District of Tennessee (the Federal Court). In November 2013, the plaintiffs filed a motion to remand the case back to the Chancery Court, which the defendants opposed. On July 28, 2014, the Federal Court denied the plaintiffs’ motion to remand. In addition, in January 2014, the defendants also filed a motion to dismiss the Johnson Lawsuit and the motion was fully briefed on April 24, 2014.

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

In August 2014, the Company and the other defendants entered into a non-binding memorandum of understanding (the August 20, 2014 MOU) with respect to a settlement of the claims raised in the Johnson Lawsuit. On August 22, 2014, the parties notified the Federal Court of the proposed settlement, and the Federal Court agreed that the parties would no longer be subject to pending deadlines in the current scheduling order. On September 2, 2014, in light of the proposed settlement, defendants filed a motion to withdraw their motion to dismiss without prejudice to renew that motion if the proposed settlement of the Johnson Lawsuit does not become final. The Federal Court granted the motion. The parties submitted the proposed settlement stipulation and related papers to the Federal Court for approval on October 9, 2014, and filed additional papers in support of settlement on December 4, 2014 and March 20, 2015. The stipulation was preliminarily approved by the Federal Court on April 30, 2015 and remains subject to final approval by the Federal Court. A hearing on final approval was held on September 11, 2015 and the Federal Court has not yet issued its ruling.  The stipulation of settlement would settle claims with respect to two classes described in the Johnson Lawsuit: (1) the “Holder Class” consisting of any and all persons who, as of August 22, 2014 and through the effective time of the merger contemplated by the stipulation, hold the preferred stock, excluding defendants and their affiliates, persons who opt out of the Holder Class and holders of dissenting shares and (2) the “Seller Class” consisting of all persons who sold some or all of their shares of preferred stock between October 25, 2007 and October 8, 2014, inclusive, and suffered a loss, excluding the defendants, their affiliates and persons who sold shares to PFD Holdings, and persons who opt out of the Seller Class. The stipulation of settlement generally provides for the following: (1) the effectuation of a merger that will result in the exchange of $26.00 in cash for each share of Series B and C preferred stock outstanding (see Note 1); (2) the establishment of a $6 million fund to be distributed pursuant to a plan of allocation to members of the Seller Class; and (3) an award of $4 million in counsel fees, subject to approval by the Federal Court. Therefore, during the three months ended June 30, 2014, the Company accrued $24.25 million related to the agreement which is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets and in contingent loss on litigation settlement in the condensed consolidated statements of operations and comprehensive loss. In June 2015, the Company paid $0.25 million to the trust created for the Seller Class and the Company anticipates funding the balance of the settlement with cash on hand or, if necessary, funding from Whitehall. The proposed settlement in the Johnson Lawsuit purports to encompass the claims asserted in the Dent Lawsuit. Ongoing defense costs will be expensed as incurred.

On August 7, 2015, a group of former shareholders of the Series B and C preferred stock of Grace Acquisition I, who sold their shares to PFD Holdings pursuant to confidential stock purchase agreements dated August 9, 2013 (the SPAs), filed a complaint in the United States District Court for the Southern District of New York (the Broadbill Lawsuit), asserting that PFD Holdings breached the SPAs and breached the implied duty of good faith by failing to pay Plaintiffs an “Additional Purchase Price” under the SPAs in connection with the Company’s transfer of hotels to ARC Hospitality and the August 20, 2014 MOU.  The Broadbill Lawsuit also seeks to rescind the release contained in the SPAs and asserts claims against the Company for fraudulent inducement, breach of fiduciary duty under Tennessee law, aiding and abetting breach of fiduciary duty under Tennessee law, violation of the Tennessee Securities Act, violation of the Texas Securities Act, violations of Section 10b of the Securities Act of 1934, as amended (the Exchange Act) and of Rule 10b-5 promulgated under the Exchange Act, controlling party liability under Section 20(a) of the Exchange Act, violation of Section 14D and Rule 14d-100 of the Exchange Act, violation of 14e and Rule 14e-3 of the Exchange Act, and improper liquidation under Tennessee law, as well as alter ego claims.

On October 16, 2015, plaintiffs in the Broadbill Lawsuit filed an amended complaint, which contains additional allegations about the Company’s alleged failure to disclose the correct number of shareholders and make the required public filings, alleged self-dealing, insider trading, control over the Company, an alleged tender offer, liquidation and redemption rights, allegedly excessive fees, alleged breaches of duty, and allegations regarding the Johnson Lawsuit.  The Company is required to respond to the amended complaint by December 15, 2015.  The Company is currently bearing the entire cost of defending this claim and such ongoing defense costs will be expensed as incurred.  The Company believes that the range of loss in the Broadbill Lawsuit could range from $0 to $10 million.

8.  SUMMARIZED FINANCIAL INFORMATION ON SENIOR MEZZ:

The following table summarizes the condensed consolidated statement of operations for the nine months ended September 30, 2015 of Senior Mezz (in thousands):

Nine months ended September 30, 2015
Total hotel revenues	$71,757
Total operating expenses	102,810
Operating loss	(31,053)
Interest expense	(13,127)
Transaction expenses, net	(12,286)
Other, net	52
Net loss	(56,414)
Net loss attributable to non-controlling interests	1,691
Net loss attributable to the controlling interests	$(54,723)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2014. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year.  In this report, we use the terms “the Company,” “we” or “our” to refer to W2007 Grace Acquisition I, Inc. and its subsidiaries, unless the context indicates otherwise.

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

On July 23, 2015, subsidiaries of Senior Mezz sold nine of the remaining 10 hotels for $85 million.  While the subsidiaries of Senior Mezz expect to sell the one remaining hotel, there can be no assurance as to whether or when that hotel will be sold, the form of consideration which may be received in respect of that hotel or whether the consideration which may be received in respect of that hotel will be greater or less than the purchase price allocated to that hotel in the previously contemplated sale. Even if a transaction for the one remaining hotel does occur, there can be no assurance as to when a distribution from such sale proceeds will be received by the Company.

RESULTS OF OPERATIONS

The following tables summarize the change in key line items from the Company’s unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months ended September 30,			Nine Months ended September 30,
	2015	2014	Change	2015	2014	Change
Total hotel revenues	$104	$20,763	$(20,659)	$12,012	$161,425	$(149,413)
Direct hotel expenses	-	11,613	(11,613)	7,449	92,903	(85,454)
Property tax, ground lease, insurance and property management fees	-	1,405	(1,405)	985	11,691	(10,706)
Corporate overhead	1,022	1,182	(160)	3,304	3,918	(614)
Asset management fees	127	353	(226)	628	2,733	(2,105)
Depreciation and amortization	3,208	3,525	(317)	10,542	29,936	(19,394)
Impairment charges	-	-	-	-	7,582	(7,582)
Operating income (loss)	(4,253)	2,685	(6,938)	(10,896)	12,662	(23,558)
Equity in loss from Senior Mezz	167	79	88	(1,691)	(1,163)	(528)
Interest income	-	18	(18)	14	58	(44)
Interest expense	-	(2,971)	2,971	(1,888)	(28,348)	26,460
Other income	-	85	(85)	18	100	(82)
Transaction expenses	-	-	-	(9,039)	-	(9,039)
Contingent loss on litigation settlement	-	-	-	-	(24,250)	24,250
Gain (loss) on extinguishment of debt	-	-	-	(13,307)	13,199	(26,506)
Net loss	(4,086)	(104)	(3,982)	(36,789)	(27,742)	(9,047)
Net (income) loss attributable to non-controlling interest	3,099	(670)	3,769	34,034	2,347	31,687
Net loss attributable to the Company	$(987)	$(774)	$(213)	$(2,755)	$(25,395)	$22,640

Comparison of the three and nine months ended September 30, 2015 and 2014

Total hotel revenues

Rooms revenue for the three months ended September 30, 2015 decreased $20.1 million, or 100.0%, to $0.0 million from $20.1 million for the three months ended September 30, 2014.  The decrease in rooms revenue was due to the transfer of the Company’s hotels on February 27, 2015 to ARC Hospitality.  Both food and beverage and other revenue, which consisted mainly of guest telephone charges, equipment rentals, vending income, in-room movie sales, parking and business centers, experienced decreases for principally the same reasons as the decrease in room revenues.

Rooms revenue for the nine months ended September 30, 2015 decreased $144.5 million, or 92.8%, to $11.2 million from $155.7 million for the nine months ended September 30, 2014.  The decrease in rooms revenue was primarily due to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014 and the transfer of the Company’s hotels on February 27, 2015 to ARC Hospitality.  Both food and beverage and other revenue, which consisted mainly of guest telephone charges, equipment rentals, vending income, in-room movie sales, parking and business centers, experienced decreases for principally the same reasons as the decrease in room revenues.

Direct hotel expenses

Direct hotel expenses consisted of direct expenses from departments associated with related revenue streams (departmental expenses) and non-departmental expenses associated with operating the hotels. We experienced decreases of $5.4 million in departmental expenses and $6.3 million in non-departmental expenses during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.  The decrease in these expenses was due to the transfer of the Company’s hotels on February 27, 2015 to ARC Hospitality.

We experienced decreases of $39.3 million in departmental expenses and $46.2 million in non-departmental expenses during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  The decrease in these expenses was primarily due to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014 and the transfer of the Company’s hotels on February 27, 2015 to ARC Hospitality.

Property tax, ground lease, insurance and property management fees

Property tax, ground lease, insurance and property management fees decreased $1.4 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 to $0.0 million, primarily related to the transfer of the Company’s hotels on February 27, 2015 to ARC Hospitality.

Property tax, ground lease, insurance and property management fees decreased $10.7 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 to $1.0 million, primarily related to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014 and the transfer of the Company’s hotels on February 27, 2015 to ARC Hospitality.

Corporate overhead

Corporate overhead expenses decreased $0.2 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 to $1.0 million primarily related to decreases in insurance and legal costs partially offset by an increase in professional and other fees related to the Company’s SEC filing and disclosure requirements.

Corporate overhead expenses decreased $0.6 million to $3.3 million for the nine months ended September 30, 2015 compared to $3.9 million for the nine months ended September 30, 2014.  This decrease was primarily related to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014 partially offset by an increase in professional and other fees related to the Company’s SEC filing and disclosure requirements.

Asset management fees

Asset management fees decreased $0.3 million to $0.1 million for the three months ended September 30, 2015 compared to $0.4 million for the three months ended September 30, 2014.  This decrease was due to the transfer of the Company’s hotels on February 27, 2015 to ARC Hospitality and the resultant decrease in asset management fees related to our hotels.

Asset management fees decreased $2.1 million to $0.6 million for the nine months ended September 30, 2015 compared to $2.7 million for the nine months ended September 30, 2014.  This decrease was due to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014 and the transfer of the Company’s hotels on February 27, 2015 to ARC Hospitality and the resultant decrease in asset management fees related to our hotels.

Depreciation and amortization

Depreciation and amortization decreased $0.3 million to $3.2 million for the three months ended September 30, 2015 compared to $3.5 million for the three months ended September 30, 2014.  This decrease was primarily due to the decrease in amortization related to franchise and financing costs that ceased upon the transfer of the Company’s hotels on February 27, 2015 to ARC Hospitality and a decrease in depreciation related to certain assets becoming fully depreciated.

Depreciation and amortization decreased $19.4 million to $10.5 million for the nine months ended September 30, 2015 compared to $29.9 million for the nine months ended September 30, 2014.  This decrease was primarily due to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014 and the resultant decrease in depreciation on our hotels.

Impairment Charges

We recognized an impairment charge $7.6 million on two hotels in the nine months ended September 30, 2014.  We did not recognize any impairment charges in the three and nine months ended September 30, 2015.

Equity in income (loss) from Senior Mezz

Equity in income from Senior Mezz increased $0.1 million to $0.2 million for the three months ended September 30, 2015 compared to $0.1 million for the three months ended September 30, 2014.  This increase was primarily due to the gain on the sale of the nine hotels recognized by Senior Mezz during the quarter and the resultant increase in the “equity pick-up” from Senior Mezz.

Equity in loss from Senior Mezz increased $0.5 million to $1.7 million for the nine months ended September 30, 2015 compared to $1.2 million for the nine months ended September 30, 2014.  This increase was primarily due to the transaction expenses incurred by Senior Mezz in connection with the transfer of the 106 Senior Mezz hotels on February 27, 2015 partially offset by the gain on the sale of the nine hotels recognized by Senior Mezz and the resultant increase in the “equity pick-up” from Senior Mezz.

Interest expense

Interest expense decreased $3.0 million to $0.0 million for the three months ended September 30, 2015 compared to $3.0 million for the three months ended September 30, 2014.  The decrease was primarily due to the repayment of the remaining notes payable on February 27, 2015 in connection with the transfer of the Company’s hotels.

Interest expense decreased $26.4 million to $1.9 million for the nine months ended September 30, 2015 compared to $28.3 million for the nine months ended September 30, 2014.  The decrease was primarily due to the payoff of the GE Mortgage on April 11, 2014, normal principal amortization on our other notes payable and the repayment of the remaining notes payable on February 27, 2015 in connection with the transfer of the Company’s hotels.

Transaction expenses

Transaction expenses were $9.0 million for the nine months ended September 30, 2015 and were related to the transfer of the Company’s hotels on February 27, 2015.

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

Gain (loss) on extinguishment of debt

For the nine months ended September 30, 2015, loss on extinguishment of debt was $13.3 million and consists of defeasance premiums and other costs incurred in connection with the payoff of the Company’s notes payable on February 27, 2015.

The Company recognized interest on the GE Mortgage under the effective interest method.  In conjunction with the repayment of the GE Mortgage on April 11, 2014, the Company wrote-off the interest accrued under the effective interest method, but which was not due or payable to the lender. This write-off resulted in a gain of $13.2 million during the nine months ended September 30, 2014 which is included in gain (loss) on extinguishment of debt.

Net loss

As a result of the foregoing, we recorded a net loss of $4.1 million for the three months ended September 30, 2015 compared to a net loss of $0.1 million for the three months ended September 30, 2014.  Also as a result of the foregoing, we recorded a net loss of $36.8 million for the nine months ended September 30, 2015 compared to a net loss of $27.7 million for the nine months ended September 30, 2014.

Net loss attributable to non-controlling interest

Non-controlling interest represents the interest not owned by us in our subsidiary. The net loss attributable to non-controlling interest was $3.1 million for the three months ended September 30, 2015 compared to $(0.7) million for the three months ended September 30, 2014.  This change was primarily due to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014 and the transfer of the Company’s hotels on February 27, 2015 to ARC Hospitality.

The net loss attributable to non-controlling interest increased to $34.0 million for the nine months ended September 30, 2015 from $2.3 million for the nine months ended September 30, 2014.  This change was primarily due to the transaction expenses and loss on extinguishment of debt incurred in 2015, the gain on extinguishment of debt recorded in 2014 and the contingent loss on the litigation settlement that was solely attributable to the Company in 2014.

Net loss attributable to the Company

Net loss attributable to the Company represents the net loss not attributable to non-controlling interests.  The net loss attributable to the Company increased to $1.0 million for the three months ended September 30, 2015 from $0.8 million for the three months ended September 30, 2014.  The net loss attributable to the Company decreased to $2.8 million for the nine months ended September 30, 2015 from $25.4 million for the nine months ended September 30, 2014. The decrease in net loss was primarily due to the contingent loss on litigation settlement that was solely attributable to the Company in 2014 partially offset by the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014 and the transfer of the Company’s hotels on February 27, 2015 to ARC Hospitality.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, the Company’s principal source of cash to meet its operating requirements is the return it earns on the Preferred Equity Interests.  As of September 30, 2015, the Company believes that the return it earns on the Preferred Equity Interests will be sufficient to fund the continuing operations of the Company which now primarily consist of corporate overhead (which includes litigation expenses) and asset management fees.  If necessary, the Company expects to fund any short term liquidity requirements above the operating cash flows with cash and cash equivalents currently on hand.

As of September 30, 2015, the Company has a liability of $24.0 million related to the memorandum of understanding and settlement stipulation related to the Johnson Lawsuit that is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.  The Company anticipates funding the settlement with cash on hand or, if necessary, funding from Whitehall.

Operating activities

Net cash flows provided by (used in) operating activities were $(17.5) million and $20.0 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in cash flows from operating activities was primarily due to the deconsolidation of the 106 Senior Mezz hotels on April 11, 2014, the transfer of the Company’s hotels on February 27, 2015 to ARC Hospitality, the transaction expenses incurred in connection with the transfer of the Company’s hotels, the reduction in accounts payable and accrued liabilities and the payment of accrued interest on notes payable.

Investing activities

Net cash flow provided by investing activities was $1.2 million for the nine months ended September 30, 2015, which primarily consisted of a decrease in restricted cash of $2.8 million partially offset by $1.6 million of capital additions to hotels.

Net cash flow provided by investing activities was $23.1 million for the nine months ended September 30, 2014, which primarily consisted of a decrease in restricted cash of $30.1 million and $1.4 million in proceeds from property and casualty insurance partially offset by $8.4 million of capital additions to hotels.

Financing activities

Net cash flow provided by (used in) financing activities was $54.7 million and $(42.7) million for the nine months ended September 30, 2015 and 2014, respectively.  During 2015, the net cash flow related to $270.9 million in proceeds from the transfer of the Company’s hotels to ARC Hospitality partially offset by $204.6 million in principal payments on the Company’s notes payable and $11.6 million in defeasance premiums incurred in connection with the repayment of the Company’s notes payable.  During 2014, the net cash flow used in financing activities related to $958.5 million in principal payments on the Company’s notes payable, $21.0 million of deferred financing costs paid and $38.9 million of cash transferred in connection with the exercise of the Purchase Option partially offset by $976.0 million in proceeds from the Company’s notes payable.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2015, all of the Company’s debt has been repaid and there are no material outstanding contractual obligations except the litigation settlement discussed in Note 7 to the condensed consolidated financial statements included in Item 1. As of September 30, 2015, we had no off-balance-sheet arrangements with any party nor do we anticipate any such arrangements.

INFLATION

Operators of hotels in general possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of the companies that managed our hotels to raise room rates. As of September 30, 2015, the Company does not own any hotels.

SEASONALITY

Some of the Company’s hotel operations have historically been seasonal.  Generally, hotel revenues have been greater in the second and third calendar quarters than in the first and fourth calendar quarters. This seasonality pattern causes fluctuations in the operating results. As of September 30, 2015, the Company does not own any hotels.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments.  As of September 30, 2015, we had no significant outstanding market risk exposure.

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

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act) during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 7, 2015, a group of former shareholders of the Series B and C preferred shares of Grace Acquisition I, who sold their shares to PFD Holdings pursuant to confidential stock purchase agreements dated August 9, 2013 (the SPAs), filed a complaint in the

United States District Court for the Southern District of New York (the Broadbill Lawsuit), asserting that PFD Holdings breached the SPAs and breached the implied duty of good faith by failing to pay Plaintiffs an “Additional Purchase Price” under the SPAs in connection with the Company’s transfer of hotels to ARC Hospitality and the August 20, 2014 MOU.  The Broadbill Lawsuit also seeks to rescind the release contained in the SPAs and asserts claims against the Company for fraudulent inducement, breach of fiduciary duty under Tennessee law, aiding and abetting breach of fiduciary duty under Tennessee law, violation of the Tennessee Securities Act, violation of the Texas Securities Act, violations of Section 10b of the Exchange Act and of Rule 10b-5 promulgated under the Exchange Act, controlling party liability under Section 20(a) of the Exchange Act, violation of Section 14D and Rule 14d-100 of the Exchange Act, violation of 14e and Rule 14e-3 of the Exchange Act, and improper liquidation under Tennessee law, as well as alter ego claims.

On October 16, 2015, plaintiffs in the Broadbill Lawsuit filed an amended complaint, which contains additional allegations about the Company’s alleged failure to disclose the correct number of shareholders and make the required public filings, alleged self-dealing,  insider trading, control over the Company, an alleged tender offer, liquidation and redemption rights, allegedly excessive fees, alleged breaches of duty, and allegations regarding the Johnson Lawsuit.  The Company is required to respond to the amended complaint by December 15, 2015.  The Company is currently bearing the entire cost of defending this claim and such ongoing defense costs will be expensed as incurred.

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

31.1

Certification of Todd P. Giannoble, Chief Executive Officer of W2007 Grace Acquisitions I, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and dated November 6, 2015

31.2	Certification of Gregory M. Fay, Chief Financial Officer of W2007 Grace Acquisition I, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and dated November 6, 2015

32

Certification of Todd P. Giannoble, Chief Executive Officer and Gregory M. Fay, Chief Financial Officer of W2007 Grace Acquisition I, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated November 6, 2015

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

Date: November 6, 2015	By:	/s/ Todd P. Giannoble
Todd P. Giannoble
Chief Executive Officer

Date: November 6, 2015	By:	/s/ Gregory M. Fay
Gregory M. Fay
Chief Financial Officer